Form 10QSB
period 1996-06-30
CAMCO FINANCIAL CORP
filed 1996-08-14
CIK 16614

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1996
                               --------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 2-47541

                           CAMCO FINANCIAL CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                      51-0110823
- -----------------                                          ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

814 Wheeling Avenue
Cambridge, Ohio                                                 43725
- ------------------------------------                          ---------
(Address of principal                                         (Zip Code)
executive office)

Registrant's telephone number, including area code: (614) 432-5641

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                 No
    -----                                  -----

As of August 7, 1996, the latest practicable date, 2,075,641.1 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.

                           Camco Financial Corporation


                                      INDEX

                                                                         Page
                                                                         ----
PART I   -        FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition            3

                  Consolidated Statements of Earnings                       4

                  Consolidated Statements of Cash Flows                     5

                  Notes to Consolidated Financial Statements                7

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                9


PART II -         OTHER INFORMATION                                        15

SIGNATURES                                                                 16

                           CAMCO FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                    JUNE 30,          DECEMBER 31,
         ASSETS                                                       1996               1995
Cash and amounts due from depository institutions                   $ 10,079           $ 11,325
Short-term interest bearing deposits in other banks                      100              2,122
                                                                    --------           --------
         Cash and cash equivalents                                    10,179             13,447

Interest-bearing deposits in other banks                               1,303              1,881
Investment securities available for sale - at market                   3,136              3,131
Investment securities - market value of $18,664 and $19,123
  as of June 30, 1996 and December 31, 1995                           18,987             19,283
Mortgage-backed securities available for sale - at market                802                985
Mortgage-backed securities - market value of $4,419 and $5,045
  as of June 30, 1996 and December 31, 1995                            4,449              5,002
Loans held for sale - at lower of cost or market                       4,399              1,518
Loans receivable - net                                               295,544            291,233
Federal Home Loan Bank stock - at cost                                 3,134              2,832
Real estate acquired through foreclosure                                  64                 28
Premises and equipment - net                                           4,554              4,153
Accrued interest receivable                                            2,265              2,129
Prepaid expenses and other assets                                      3,133                699
Prepaid federal income taxes                                             627                148
                                                                    --------           --------

         Total assets                                               $352,576           $346,469
                                                                    ========           ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                            $291,288           $286,574
Advances from the Federal Home Loan Bank                              27,960             26,078
Taxes and insurance prepaid by borrowers                               1,195              2,964
Accounts payable and accrued liabilities                               1,292              1,797
Dividends payable                                                        227                207
Deferred federal income taxes                                          1,277              1,156
                                                                    --------           --------
         Total liabilities                                           323,239            318,776

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares;
    no shares outstanding                                                 --                 --
  Common stock - $1 par value; 2,500,000 shares authorized;
    outstanding, 2,075,646 shares at June 30, 1996 and 1,971,482
    shares at December 31, 1995                                        2,076              1,971
  Additional paid-in capital                                           7,435              5,735
  Retained earnings - substantially restricted                        19,799             19,936
  Unrealized gains on securities designated as available for sale         27                 51
                                                                    --------           --------
                  Total stockholders' equity                          29,337             27,693
                                                                    --------           --------

                  Total liabilities and stockholders' equity        $352,576           $346,469
                                                                    ========           ========

                           CAMCO FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                SIX MONTHS ENDED            THREE MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                               1996          1995          1996          1995
Interest income
  Loans                                                    $   12,233   $    10,885    $    6,154   $     5,649
  Mortgage-backed securities                                      187           216            89           108
  Investment securities                                           612           914           299           441
  Interest-bearing deposits and other                             295           253           142           102
                                                           ----------   -----------    ----------   -----------
         Total interest income                                 13,327        12,268         6,684         6,300

Interest expense
  Deposits                                                      6,492         5,997         3,255         3,162
  Borrowings                                                      695           886           330           431
                                                           ----------   -----------    ----------   -----------
         Total interest expense                                 7,187         6,883         3,585         3,593
                                                           ----------   -----------    ----------   -----------

         Net interest income                                    6,140         5,385         3,099         2,707

Provision for loan losses                                          42            89            21            54
                                                           ----------   -----------    ----------   -----------

         Net interest income after provision
           for loan losses                                      6,098         5,296         3,078         2,653

Other income
  Late charges, rent and other                                    581           399           334           235
  Loan servicing fees                                             363           382           177           195
  Service charges and other fees on deposits                      196           217           101           109
  Gain on sale of loans                                           622           330           206           287
                                                           ----------   -----------    ----------   -----------
         Total other income                                     1,762         1,328           818           826

General, administrative and other expense
  Salaries and employee benefits                                2,093         1,985         1,079           961
  Occupancy of premises                                           555           456           295           231
  Federal deposit insurance premiums                              327           304           164           152
  Data processing                                                 202           184           102            94
  Advertising                                                     197           226           111           119
  State franchise tax                                             211           182           105            92
  Other                                                         1,113           956           634           443
                                                           ----------   -----------    ----------   -----------
         Total general, administrative and other expense        4,698         4,293         2,490         2,092
                                                           ----------   -----------    ----------   -----------

         Earnings before federal income taxes                   3,162         2,331         1,406         1,387

Federal income taxes
  Current                                                         954           801           431           473
  Deferred                                                        121            (8)           47            (1)
                                                           ----------   -----------    ----------   -----------
         Total federal income taxes                             1,075           793           478           472
                                                           ----------   -----------    ----------   -----------

                  NET EARNINGS                             $    2,087   $     1,538    $      928   $       915
                                                           ==========   ===========    ==========   ===========

                  EARNINGS PER SHARE                       $     1.01   $       .74    $      .45   $       .44
                                                           ==========   ===========    ==========   ===========

Weighted average number of common shares outstanding        2,068,488     2,067,926     2,069,198     2,068,073
                                                           ==========   ===========    ==========   ===========

                           CAMCO FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                 (In thousands)


                                                                  1996        1995
Cash flows from operating activities:
  Net earnings for the period                                  $  2,087    $  1,538
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                   263         269
    Provision for loan losses                                        42          89
    Federal Home Loan Bank stock dividends                         (102)        (81)
    Gain on sale of loans                                          (309)       (155)
    Loans originated for sale in the secondary market           (39,105)    (17,044)
    Proceeds from sale of mortgage loans in the
      secondary market                                           36,533      15,628
    Current federal income taxes                                   (479)        160
    Deferred federal income taxes                                   121          (8)
    Other - net                                                  (2,952)       (806)
                                                               --------    --------

         Net cash used in operating activities                   (3,901)       (410)

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities               4,275       5,500
  Purchases of investment securities designated as held
    to maturity                                                  (4,000)     (1,025)
  Purchase of investment securities designated as available
    for sale                                                        (20)         --
  Loan disbursements                                            (50,406)    (53,161)
  Principal repayments on loans                                  45,863      31,906
  Principal collected on mortgage-backed securities                 753         294
  Decrease in interest-bearing deposits in other banks              578       3,589
  Purchase of office property and equipment                        (643)       (116)
  Purchase of Federal Home Loan Bank stock                         (200)       (356)
                                                               --------    --------

         Net cash used in investing activities                   (3,800)    (13,369)
                                                               --------    --------

         Net cash used in operating and investing activities
           (subtotal carried forward)                            (7,701)    (13,779)
                                                               --------    --------

                           CAMCO FINANCIAL CORPORATION

                        For the six months ended June 30,
                                 (In thousands)


                                                                                  1996        1995
         Net cash used in operating and investing activities
           (subtotal brought forward)                                           $ (7,701)   $(13,779)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                         4,714      16,033
  Advances from the Federal Home Loan Bank                                        29,500      32,400
  Repayment of Federal Home Loan Bank advances                                   (27,618)    (30,618)
  Dividends paid on common stock                                                    (424)       (474)
  Proceeds from exercise of stock options                                             30          10
  Reduction in taxes and insurance prepaid
    by borrowers                                                                  (1,769)     (1,896)
                                                                                --------    --------

                  Net cash provided by financing activities                        4,433      15,455
                                                                                --------    --------

Increase (decrease) in cash and cash equivalents                                  (3,268)      1,676

Cash and cash equivalents at beginning of period                                  13,447       9,279
                                                                                --------    --------

Cash and cash equivalents at end of period                                      $ 10,179    $ 10,955
                                                                                ========    ========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                         $  7,169    $  6,792
                                                                                ========    ========

    Income taxes                                                                $  1,068    $    709
                                                                                ========    ========

Supplemental disclosure of noncash investing activities:
  Unrealized gains on investment and mortgage-backed
    securities designated as available for sale                                 $     24    $     81
                                                                                ========    ========

  Recognition of gains on sale of loans in accordance with
    SFAS No. 122                                                                $  1,092    $     --
                                                                                ========    ========

                           CAMCO FINANCIAL CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation ("Camco" or "the Company") included in Camco's Annual Report on Form 10-KSB for the year ended December 31, 1995. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended June 30, 1996 and 1995, are not necessarily indicative of the results which may be expected for the entire year.

2.       Principles of Consolidation
         ---------------------------

         Camco has four wholly-owned subsidiaries: Cambridge Savings Bank ("Cambridge Savings"), Marietta Savings Bank ("Marietta Savings"), First Federal Savings Bank of Washington Court House ("First Federal") (collectively hereinafter "the Banks") and East Ohio Land Title Agency, Inc., as well as two second tier subsidiaries, Camco Mortgage Corporation and WestMar Mortgage Company.

         The Company's consolidated financial statements include the accounts of Camco and its wholly-owned and second tier subsidiaries. All significant intercompany balances and transactions have been eliminated.

3.       Effects of Recent Accounting Pronouncements
         -------------------------------------------

         In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 entitled "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation paid to employees. SFAS No. 123 recognizes the fair value of an award of stock or stock options on the grant date. Camco adopted the disclosure provisions of the Statement on January 1, 1996.

4.       Reclassifications
         -----------------

         Certain reclassifications have been made to the June 30, 1995 consolidated financial statements to conform to the June 30, 1996 presentation.

                           CAMCO FINANCIAL CORPORATION

5.       Pending Legislative Changes
         ---------------------------

         The deposit accounts of the Banks, as well as other savings associations are insured by the Federal Deposit Insurance Corporation ("FDIC") in the Savings Association Insurance Fund ("SAIF"). The reserves of the SAIF are below the level required by law, because a significant portion of the assessments paid into the fund are used to pay the cost of prior thrift failures. The deposit accounts of commercial banks are insured by the FDIC in the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. The reserves of the BIF met the level required by law in May 1995. As a result of the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in late 1995, and are expected to exceed them by $.23 per $100 in deposits in 1996. This premium disparity could have a negative competitive impact on the Banks and other institutions with SAIF deposits.

         Congress is considering legislation to recapitalize the SAIF and eliminate the significant premium disparity. That recapitalization plan provides for a special assessment of up to $.85 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain banks holding SAIF deposits would pay a lower special assessment. In addition, the cost of prior thrift failures would be shared by both the SAIF and the BIF. Such cost sharing might increase BIF assessments. SAIF assessments for healthy institutions would be reduced significantly below current levels, but could never be reduced below the level for healthy BIF institutions.

         A component of the recapitalization plan provides for the merger of the SAIF and the BIF on January 1, 1998. However, legislative proposals contemplate an elimination of the federal thrift charter and of the separate federal regulation of thrifts prior to the merger of the deposit insurance funds. Cambridge Savings and Marietta Savings are state savings banks, which are not considered thrifts for these purposes. However, First Federal is a federal thrift and would have to convert to a different charter and would become subject to federal regulations as a bank. Such regulation would subject First Federal to the more restrictive activity limits imposed on national banks. In a separate legislative proposal, tax legislation would require the Banks to recapture post-1987 additions to their bad debt reserves and the Banks would not be able to utilize the percentage of taxable income method to compute their reserves in the future. Under such legislation the Banks may be required to recapture, as taxable income, approximately $2.7 million of their bad debt reserves, which represents post-1987 additions to the reserves. In addition, Camco would become a bank holding company, which would subject it to more restrictive activity limits and to capital requirements similar to those imposed on First Federal.

         The Banks had $277.3 million in deposits at March 31, 1995. If the special assessment is $.85 per $100 in deposits, those three institutions will pay an aggregate additional assessment of $2.4 million. This assessment should be tax deductible, but it will reduce earnings and capital for the quarter in which it is recorded. It is expected that quarterly SAIF assessments would be reduced significantly after such special assessment is paid.

         No assurances can be given that the SAIF recapitalization plan will be enacted into law or in what form it may be enacted. In addition, Camco can give no assurances that the disparity between BIF and SAIF assessments will be eliminated and cannot be certain of the impact of the SAIF recapitalization and related proposals until the appropriate legislation has been enacted.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the three and six month periods ended June 30, 1996 and 1995

General
- -------

Camco's profitability depends primarily on the level of its net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on deposit accounts and borrowings. In recent years, Camco's net earnings has also been heavily influenced by the level of other income, including gains on sale of loans, loan servicing fees, and other fees. Finally, Camco's operations are also influenced by the level of general, administrative and other expenses, including salaries and employee benefits, occupancy, federal deposit insurance premiums, as well as various other operating expense categories, including federal income tax expense.

Since its incorporation in 1970, Camco has evolved into a full service provider of financial products to the communities served by its banking subsidiaries. Utilizing a common marketing theme committed to personalized customer service, Camco and its affiliates have grown from $22.4 million in consolidated assets in 1970 to $352.6 million of consolidated assets at June 30, 1996. Camco's level of growth is largely attributable to the acquisitions of Marietta Savings and First Federal and the continued expansion of product lines from the previously limited deposit and loan offerings of a heavily regulated 1970's savings and loan association, to the full array of financial service products that were the previous domain of commercial banks. Additionally, Camco's operational growth has been enhanced by vertical integration of the residential lending function through establishing mortgage banking operations in the Banks' primary market areas and, to a lesser extent, by chartering a title insurance agency.

Management believes that continued success in the financial services industry will be achieved by those institutions with a rigorous dedication to bringing value-added services to their customers. Toward this end, each of the Banks' operations are decentralized, with a separate Board of Directors and management team focusing on consumer preferences for financial products in the respective communities served. Based on such consumer preferences, Camco's management designs financial service products with a view towards differentiating each of the constituent Banks from the competition. It is management's opinion that the Banks' abilities to rapidly adapt to consumer needs and preferences is essential to community-based financial institutions in order to compete against the larger regional and money-center bank holding companies.

Asset and Liability Management
- ------------------------------

Net interest income, the difference between asset yields and the cost of interest-bearing liabilities is the principal component of Camco's net earnings. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in the prevailing level of interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1996 and 1995


Asset and Liability Management (continued)
- ------------------------------

repricing "gap", provides an indication of the extent to which a financial institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.

In recognition of the foregoing factors, Camco's Board of Directors has implemented an asset/liability management strategy directed toward improving the Banks' interest rate sensitivity. Specifically, the elements of this strategy include 1) meeting the consumer preference for fixed-rate loans over the past several years by selling such loans into the secondary market, 2) emphasizing the origination and retention of adjustable-rate mortgage loans, as well as intermediate term fixed-rate mortgage loans, short-term consumer loans and adjustable-rate home equity loans, and 3) utilizing Federal Home Loan Bank advances and longer term certificates of deposit as funding sources when available.

Financial Condition
- -------------------

At June 30, 1996, Camco's consolidated assets totaled $352.6 million, an increase of $6.1 million, or 1.8%, over the December 31, 1995 total of $346.5 million. The growth in the current six month period follows asset growth of $21.8 million, or 6.7%, in calendar 1995. During the 1996 period, management added growth of $7.2 million, or 2.5%, to the loan portfolio, comprised primarily of adjustable-rate loans and loans with maturities of ten to fifteen years. As stated previously, management strives to tailor its financial products to consumer preferences. Given the upturn in interest rates during 1995 and early 1996, consumer preference has shifted back to adjustable-rate loans and loans with shortened terms to maturity, e.g. ten year loan products. The growth in the loan portfolio during 1996 was primarily funded by deposit growth of $4.7 million, $1.9 million in advances from the Federal Home Loan Bank, and undistributed net earnings of $1.6 million.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1996 and 1995


Financial Condition (continued)
- -------------------

Nonperforming loans (90 days or more delinquent plus nonaccrual loans), totaled $1.4 million and $1.1 million and at June 30, 1996 and December 31, 1995, constituting .44% and .37% of the loan portfolio at those dates. The consolidated allowance for loan losses totaled $1.1 million and $1.0 million at June 30, 1996 and December 31, 1995, representing 76.4% and 95.4% of nonperforming loans at the respective dates.

Deposits totaled $291.3 million at June 30, 1996, an increase of $4.7 million, or 1.6%, over December 31, 1995 levels. The increase resulted primarily from management's continuing efforts to achieve a moderate growth rate through advertising and pricing strategies. The proceeds from deposit growth and excess liquidity were used to finance the loan originations.

On May 28, 1996, a 5% stock dividend was declared for stockholders of record as of the close of business on July 10, 1996, payable on July 19, 1996.

The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 1996, the Banks' regulatory capital exceeded all regulatory capital requirements.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1996 and 1995

Comparison of Results of Operations for the Six Months Ended
- -------------------------------------------------------------
June 30, 1996 and 1995
- ----------------------

General
- -------

Camco's net earnings for the six months ended June 30, 1996 totaled $2.1 million, an increase of $549,000, or 35.7%, over the $1.5 million of net earnings reported in the comparable 1995 period. The increase in earnings is primarily attributable to an increase in net interest income of $755,000, an increase in other income of $434,000 and a decrease in the provision for loan losses of $47,000, which were partially offset by an increase in general, administrative and other expense of $405,000, and an increase in the provision for federal income taxes of $282,000.

Net Interest Income
- -------------------

Total interest income for the six months ended June 30, 1996, increased by $1.1 million, or 8.6%, generally reflecting the effects of $10.9 million of growth in average interest-earning assets outstanding, coupled with an increase of 39 basis points in the yield year-to-year, from 7.72% in 1995 to 8.11% in 1996.

Interest income on loans and mortgage-backed securities totaled $12.4 million for the six months ended June 30, 1996, an increase of $1.3 million, or 11.9%, over the comparable 1995 period. The increase resulted primarily from a $19.5 million, or 7.0%, increase in the average balance outstanding year-to-year. Interest income on investments and interest-bearing deposits declined by $260,000, or 22.3%, due to a decrease in average outstanding balances of $6.5 million. Interest expense on deposits increased by $495,000, or 8.3%, to a total of $6.5 million for the six months ended June 30, 1996, due primarily to an increase of $13.7 million in the average balance of deposits outstanding.

Provision for Losses on Loans
- -----------------------------

The provision for losses on loans totaled $42,000 for the six months ended June 30, 1996, a decrease of $47,000 from the comparable period in 1995. The current period provision generally reflects the effects of loan portfolio growth integrated with a stable level of nonperforming loans.

Other Income
- ------------

Other income increased for the six months ended June 30, 1996, by $434,000, or 32.7%, from the comparable 1995 period. The increase in other income is primarily attributable to a $292,000 increase in gains on sale of loans and an increase of $182,000, or 45.6%, in late charges, rent and other, which was partially offset by a $19,000 decrease in loan servicing fees and a $21,000 decrease in service charges and other fees on deposits. The increase in gains on sale of loans reflects an increase in sales volume year-to-year, coupled with the recognition of mortgage servicing rights, totaling $1.1 million in accordance with SFAS No. 122. The increase in late charges, rent and other was primarily attributable to a $168,000 increase in fee volume at Camco's title agency subsidiary and an increase in fees on loans and deposit accounts as a result of the growth in the respective portfolios.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1996 and 1995


Comparison of Results of Operations for the Six Months Ended
- -------------------------------------------------------------
June 30, 1996 and 1995 (continued)
- ----------------------

General, Administrative and Other Expense
- -----------------------------------------

General, administrative and other expense increased for the six months ended June 30, 1996 by $405,000, or 9.4%. The increase is due to a $108,000, or 5.4%, increase in employee compensation and benefits, a $99,000, or 21.7%, increase in occupancy of premises, a $18,000, or 9.8%, increase in data processing, a $23,000, or 7.6%, increase in federal deposit insurance premiums, a $157,000, or 16.4%, increase in other operating costs and a $29,000, or 15.9%, increase in franchise taxes, which were partially offset by a $29,000, or 12.8%, decrease in advertising. The increase in employee compensation and benefits is attributable to normal merit salary increases, while the increase in occupancy of premises is attributable to depreciation expense on office equipment purchased in 1995 and general repairs of office buildings. The increase in other operating costs generally reflects the effects of the Corporation's growth year-to-year.

Federal Income Taxes
- --------------------

The provision for federal income taxes increased in the six months ended June 30, 1996 by $282,000, or 35.6%. This increase is solely attributable to an $831,000, or 35.6%, increase in pre-tax earnings, as the effective tax rate remained unchanged at 34% for both periods.


Comparison of Results of Operations for the Three Months Ended June 30, 1996 and
- --------------------------------------------------------------------------------
1995
- ----

General
- -------

Net earnings for the three months ended June 30, 1996 totaled $928,000, an increase of $13,000, or 1.4%, from the $915,000 in net earnings reported in the comparable 1995 period. The increase in net earnings is primarily attributable to a $392,000 increase in net interest income and a $33,000 decrease in the provision for loan losses, which were partially offset by a $398,000 increase in general, administrative and other expense.

Net Interest Income
- -------------------

Total interest income for the three months ended June 30, 1996, increased by $384,000, or 6.1%, as compared to the 1995 quarter. Interest income on loans increased by $505,000, or 8.9%, due primarily to a $15.4 million increase in the average balance outstanding year-to-year, coupled with a 26 basis point increase in yield, from 8.07% in 1995, to 8.33% in 1996. Interest income on investment securities and interest-bearing deposits declined by $102,000, or 18.8%, due primarily to a $7.0 million decline in the average balance outstanding, as excess liquidity was redeployed into funding loan growth. Total interest expense decreased by $8,000, or .2%, for the three months ended June 30, 1996. Interest expense on deposits increased by $93,000, or 2.9%, due primarily to a $10.7 million increase in the average balance outstanding year-to-year. Interest expense on borrowings declined by $101,000, or 23.4%, due primarily to a $3.4 million decline in the average outstanding balance.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1996 and 1995


Comparison of Results of Operations for the Three Months Ended June 30, 1996 and
- --------------------------------------------------------------------------------
1995 (continued)
- ----

Provision for Losses on Loans
- -----------------------------

The provision for losses on loans decreased during the three months ended June 30, 1996, by $33,000. The current period provision generally reflects the effects of loan portfolio growth year-to-year as integrated with a stable level of nonperforming loans.

Other Income
- ------------

Other income decreased for the quarter ended June 30, 1996 by $8,000, or 1.0%, as compared to the 1995 quarter. The decrease is primarily attributable to an $18,000 decrease in loan servicing fees, and an $81,000 decrease in gain on sale of loans, which were partially offset by a $99,000 increase in late charges, rent and other. The decrease in the gain on sale of loans is due primarily to decreased volume of fixed rate loans originated for sale.

General, Administrative and Other Expense
- -----------------------------------------

General, administrative and other expense increased by $398,000, or 19.0%, during the three months ended June 30, 1996. The increase is primarily attributable to a $118,000, or 12.3%, increase in salaries and employee benefits, a $64,000, or 27.7%, increase in occupancy of premises and a $191,000, or 43.1%, increase in other operating expense. The increase in employee compensation and benefits resulted primarily from normal merit increases, as well as an increase due to the hiring of additional personnel. The increase in occupancy of premises related primarily to increased depreciation and building maintenance costs. The increase in other operating expense generally reflects increased costs attendant to the Corporation's growth year-to-year.

Federal Income Taxes
- --------------------

Camco's provision for federal income taxes increased for the three months ended June 30, 1996, by $6,000, or 1.3%, generally reflecting the $19,000, or 1.4%, increase in pre-tax earnings year-to-year.

                           Camco Financial Corporation


                                     PART II


ITEM 1.  Legal Proceedings
         -----------------

         Not applicable

ITEM 2.  Changes in Securities
         ---------------------

         None

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On May 28, 1996, Camco held its Annual Meeting of Stockholders. In connection therewith, three matters were submitted to the stockholders for a vote. First, the stockholders elected three directors, Larry A. Caldwell, Samuel W. Speck and Jeffrey T. Tucker for a three year term by a vote of 1,412,225, or 71.6% of the eligible votes in favor of the election of each of the three directors, and zero votes cast against or withheld. In addition, there were no abstentions or broker non-votes. The following directors continued to serve after the Annual
         Meeting: Robert C. Dix, Jr., John H. Heiby, James R. Hanawalt and Anthony J. Popp. Additionally, the stockholders also approved the Camco Financial Corporation 1995 Stock Option and Incentive Plan and the ratification of the selection of Grant Thornton LLP of Cincinnati, Ohio as independent auditors of Camco for the current fiscal year. A total of 1,412,225 votes were cast in favor of each proposal and zero votes were cast against the proposals and no votes were withheld. There were no abstentions or broker non-votes in connection with the two proposals.

ITEM 5.  Other Materially Important Events
         ---------------------------------

         None

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         The Registrant filed a Form 8-K dated March 26, 1996 to report the execution of an acquisition agreement to acquire First Ashland Financial Corporation in Item 5.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     August 12, 1996         By: /s/Larry A. Caldwell
      ----------------------          --------------------
                                      Larry A. Caldwell
                                      President and Chief Executive Officer




Date:    August 12, 1996          By: /s/Anthony J. Popp
      ----------------------          ------------------
                                      Anthony J. Popp
                                      Chief Financial Officer