Form 10QSB
period 1996-09-30
CAMCO FINANCIAL CORP
filed 1996-11-13
CIK 16614

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1996
                               -------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 2-47541

                           CAMCO FINANCIAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                    51-0110823
--------                                                    ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

814 Wheeling Avenue
Cambridge, Ohio                                                    43725
------------------------------------                              --------
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

Yes   X                                                  No
   -------                                                 --------

As of October 31, 1996, the latest practicable date, approximately 3,057,485 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.


                               Page 1 of 17 pages

                           Camco Financial Corporation


                                      INDEX

                                                                      Page
                                                                      ----
PART I   -        FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition         3

                  Consolidated Statements of Operations                  4

                  Consolidated Statements of Cash Flows                  5

                  Notes to Consolidated Financial Statements             7

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                             9


PART II -         OTHER INFORMATION                                     16

SIGNATURES                                                              17


                           CAMCO FINANCIAL CORPORATION


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                        SEPTEMBER 30,      DECEMBER 31,
         ASSETS                                                                                  1996              1995
Cash and due from banks                                                                     $  10,898         $  11,325
Short-term interest bearing deposits in other financial institutions                              100             2,122
                                                                                           ----------         ---------
         Cash and cash equivalents                                                             10,998            13,447

Interest-bearing deposits in other financial institutions                                       1,220             1,881
Investment securities available for sale - at market                                            1,640             3,131
Investment securities - at cost, approximate market  value of $22,809
  and $19,123 as of September 30, 1996 and December 31, 1995                                   22,963            19,283
Mortgage-backed securities available for sale - at market                                         770               985
Mortgage-backed securities - at cost, approximate market value of
  $4,316 and $5,045 as of September 30, 1996 and December 31, 1995                              4,335             5,002
Loans held for sale - at lower of cost or market                                                4,259             1,518
Loans receivable - net                                                                        314,410           291,233
Office premises and equipment - net                                                             4,693             4,153
Real estate acquired through foreclosure                                                           64                28
Federal Home Loan Bank stock - at cost                                                          3,189             2,832
Accrued interest receivable                                                                     2,500             2,129
Cash surrender value of life insurance                                                          4,653                -
Prepaid expenses and other assets                                                               1,299               699
Prepaid federal income taxes                                                                    1,085               148
                                                                                            ---------        ----------

         TOTAL ASSETS                                                                        $378,078          $346,469
                                                                                              =======           =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                     $293,373          $286,574
Advances from the Federal Home Loan Bank                                                       48,801            26,078
Taxes and insurance prepaid by borrowers                                                        1,376             2,964
Accounts payable and accrued liabilities                                                        4,143             1,797
Dividends payable                                                                                 347               207
Deferred federal income taxes                                                                   1,365             1,156
                                                                                            ---------         ---------
         Total liabilities                                                                    349,405           318,776

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares;
    no shares outstanding                                                                          -                 -
  Common stock - $1 par value; authorized, 4,900,000 shares;
    outstanding 2,075,641 at September 30, 1996 and  1,971,482
    shares at December 31, 1995                                                                 2,076             1,971
  Additional paid-in capital                                                                    7,435             5,735
  Retained earnings - substantially restricted                                                 19,145            19,936
  Unrealized gains on securities designated as available for sale                                  17                51
                                                                                             --------          --------
         Total stockholders' equity                                                            28,673            27,693
                                                                                             --------          --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $378,078          $346,469
                                                                                              =======           =======

                           CAMCO FINANCIAL CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In thousands, except share data)

                                                                            NINE MONTHS ENDED        THREE MONTHS ENDED
                                                                               SEPTEMBER 30,            SEPTEMBER 30,
                                                                            1996         1995         1996         1995
Interest income
  Loans                                                                  $18,700      $16,842       $6,467       $5,957
  Mortgage-backed securities                                                 275          321           88          105
  Investment securities                                                    1,004        1,189          392          275
  Interest-bearing deposits and other                                        392          411           97          158
                                                                        --------     --------      -------       ------
         Total interest income                                            20,371       18,763        7,044        6,495

Interest expense
  Deposits                                                                 9,796        9,265        3,304        3,268
  Borrowings                                                               1,310        1,326          615          440
                                                                        --------      -------       ------       ------
         Total interest expense                                           11,106       10,591        3,919        3,708
                                                                        --------      -------       ------       ------

         Net interest income                                               9,265        8,172        3,125        2,787

Provision for losses on loans                                                 69          101           27           12
                                                                        --------      -------       ------       ------

         Net interest income after provision
           for losses on loans                                             9,196        8,071        3,098        2,775

Other income
  Late charges, rent and other                                               969          684          388          285
  Loan servicing fees                                                        536          601          173          219
  Service charges and other fees on deposits                                 319          332          123          115
  Gain on sale of loans                                                      859          766          237          436
  Gain (loss) on sale of real estate acquired through foreclosure             (6)           8           (6)           8
                                                                        --------      -------       ------       ------
         Total other income                                                2,677        2,391          915        1,063

General, administrative and other expense
  Employee compensation and benefits                                       3,391        2,902        1,298          917
  Office occupancy and equipment                                             826          670          271          214
  Federal deposit insurance premiums                                       2,306          463        1,979          159
  Data processing                                                            309          283          107           99
  Advertising                                                                292          304           95           78
  Franchise taxes                                                            308          257           97           75
  Other                                                                    1,744        1,496          631          540
                                                                        --------      -------       ------       ------
         Total general, administrative and other expense                   9,176        6,375        4,478        2,082
                                                                        --------      -------       ------       ------

         Earnings (loss) before federal income taxes (credits)             2,697        4,087         (465)       1,756

Federal income taxes (credits)
  Current                                                                    691        1,350         (263)         561

  Deferred                                                                   226           40          105           36
                                                                        --------    ---------       ------      -------
         Total federal income taxes (credits)                                917        1,390         (158)         597
                                                                        --------      -------       ------       ------

         NET EARNINGS (LOSS)                                            $  1,780     $  2,697      $  (307)      $1,159
                                                                       =========    =========    =========    =========

         EARNINGS (LOSS) PER SHARE                                      $    .86     $   1.30      $  (.15)      $  .56
                                                                       =========    =========    =========    =========

Weighted average number of common shares outstanding                   2,070,122    2,068,613    2,073,354    2,070,213
                                                                       =========    =========    =========    =========


                           CAMCO FINANCIAL CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                 (In thousands)


                                                                                               1996                1995
Cash flows from operating activities:
  Net earnings for the period                                                            $    1,780            $  2,697
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                               374                 407
    Provision for loan losses                                                                    69                 101
    Loss on sale of real estate acquired through
       foreclosure                                                                                6                  -
    Federal Home Loan Bank stock dividends                                                     (157)               (128)
    Gain on sale of loans                                                                      (382)               (306)
    Gain on sale of office equipment                                                             -                   (6)
    Loans originated for sale in the secondary market                                       (48,665)            (36,127)
    Proceeds from sale of mortgage loans in the
      secondary market                                                                       46,306              35,177
    Current federal income taxes                                                               (937)                158
    Deferred federal income taxes                                                               226                  40
    Other - net                                                                               1,150                (484)
                                                                                           --------              ------
         Net cash provided by (used in) operating activities                                   (230)              1,529

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities                                           7,775               7,500
  Purchase of investment securities designated as available
    for sale                                                                                    (20)                 -
  Purchases of investment securities designated as
    held to maturity                                                                         (9,997)             (1,025)
  Loan disbursements                                                                        (88,336)            (65,987)
  Principal repayments on loans                                                              65,411              39,082
  Proceeds from sale of office equipment                                                         -                   13
  Principal repayments on mortgage-backed securities                                            877                 567
  Purchase of office premises and equipment                                                    (914)               (285)
  Proceeds from sales of real estate acquired
    through foreclosure                                                                           9                  -
  Purchase of Federal Home Loan Bank stock                                                     (200)               (363)
  Purchase of cash surrender value of life insurance                                         (4,653)                 -
  Decrease in interest-bearing deposits in other financial institutions                         661               4,577
                                                                                           --------              ------
         Net cash used in investing activities                                              (29,387)            (15,921)
                                                                                           --------              ------

         Net cash used in operating and investing activities
           (subtotal carried forward)                                                       (29,617)            (14,392)
                                                                                           --------              ------



                           CAMCO FINANCIAL CORPORATION


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended September 30,
                                 (In thousands)


                                                                                               1996                1995
         Net cash used in operating and investing activities
           (subtotal brought forward)                                                      $(29,617)           $(14,392)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                                    6,799              15,965
  Advances from the Federal Home Loan Bank                                                   67,750              54,900
  Repayment of Federal Home Loan Bank advances                                              (45,027)            (51,827)
  Dividends paid on common stock                                                               (796)               (563)
  Proceeds from exercise of stock options                                                        30                  10
  Advances by borrowers for taxes and insurance                                              (1,588)             (1,597)
                                                                                            -------             -------
         Net cash provided by financing activities                                           27,168              16,888
                                                                                            -------             -------

Increase (decrease) in cash and cash equivalents                                             (2,449)              2,496

Cash and cash equivalents at beginning of period                                             13,447               9,279
                                                                                            -------            --------

Cash and cash equivalents at end of period                                                 $ 10,998            $ 11,775
                                                                                            =======             =======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                                    $ 11,021            $ 10,476
                                                                                            =======             =======

    Income taxes                                                                           $  1,532            $  1,302
                                                                                            =======             =======

Supplemental disclosure of noncash investing activities:
  Transfers of mortgage loans to real estate acquired
    through foreclosure                                                                    $     36         $      -
                                                                                            =======             =======

  Unrealized gains (losses) on investments and mortgage-backed
    securities designated as available for sale                                            $    (34)        $        84
                                                                                            =======             =======

  Recognition of gains on sale of mortgage loans in
    accordance with SFAS No. 122                                                           $    676          $      460
                                                                                            =======             =======

                           CAMCO FINANCIAL CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation ("Camco" or "the Corporation") included in Camco's Annual Report on Form 10-KSB for the year ended December 31, 1995. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended September 30, 1996 and 1995, are not necessarily indicative of the results which may be expected for the entire year.

2.       Principles of Consolidation
         ---------------------------

         Camco has four wholly-owned subsidiaries: Cambridge Savings Bank ("Cambridge Savings"), Marietta Savings Bank ("Marietta Savings"), First Federal Savings Bank of Washington Court House ("First Federal") (collectively hereinafter the "Banks") and East Ohio Land Title Agency, Inc., as well as two second tier subsidiaries, Camco Mortgage Corporation and WestMar Mortgage Company.

         The Company's consolidated financial statements include the accounts of Camco and its wholly-owned and second tier subsidiaries. All significant intercompany balances and transactions have been eliminated.

3.       Effects of Recent Accounting Pronouncements
         -------------------------------------------

         In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore SFAS No. 123 will have no effect on Camco's consolidated financial condition or results of operations.

                           CAMCO FINANCIAL CORPORATION


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.       Effects of Recent Accounting Pronouncements (continued)
         -------------------------------------------

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

         An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held-to-maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value.

         SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor.

         SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

4.       Reclassifications
         -----------------

         Certain reclassifications have been made to the September 30, 1995 consolidated financial statements to conform to the September 30, 1996 presentation.

                           CAMCO FINANCIAL CORPORATION


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 1996 and 1995

General
-------

Camco's profitability depends primarily on the level of its net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on deposit accounts and borrowings. In recent years, Camco's net earnings has also been heavily influenced by the level of other income, including gains on sale of loans, loan servicing fees, and other fees. Finally, Camco's operations are also influenced by the level of general, administrative and other expenses, including employee compensation and benefits, office occupancy and equipment, federal deposit insurance premiums, as well as various other operating expense categories, including federal income tax expense.

Since its incorporation in 1970, Camco has evolved into a full service provider of financial products to the communities served by its banking subsidiaries. Utilizing a common marketing theme committed to personalized customer service, Camco and its affiliates have grown from $22.4 million in consolidated assets in 1970 to $378.1 million of consolidated assets at September 30, 1996. Camco's level of growth is largely attributable to the acquisitions of Marietta Savings and First Federal and the continued expansion of product lines from the previously limited deposit and loan offerings of a heavily regulated 1970's savings and loan association, to the full array of financial service products that were the previous domain of commercial banks. Additionally, Camco's operational growth has been enhanced by vertical integration of the residential lending function through establishing mortgage banking operations in the Banks' primary market areas and, to a lesser extent, by chartering a title insurance agency.

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

Asset and Liability Management
------------------------------

Net interest income, which is the difference between asset yields and the cost of interest-bearing liabilities, is the principal component of Camco's net earnings. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in the prevailing level of interest rates. The interest rate

                           CAMCO FINANCIAL CORPORATION


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1996 and 1995


Asset and Liability Management (continued)
------------------------------

spread is affected by changes in interest rates and the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. During periods of rising interest rates, net interest income would typically increase if the amount of interest-earning assets exceeds the amount of interest-bearing liabilities and would decrease if the amount of interest-bearing liabilities exceeds the amount of interest-earning assets. Conversely, during a period of falling interest rates, net interest income would likely decrease if interest-earning assets exceed interest-bearing liabilities and would likely increase if interest-bearing liabilities exceed interest-earning assets.

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

Financial Condition
-------------------

At September 30, 1996, Camco's consolidated assets totaled $378.1 million, an increase of $31.6 million, or 9.1%, over the December 31, 1995 total of $346.5 million. The growth in the current nine month period follows asset growth of $21.8 million, or 6.7%, in calendar 1995. During the nine month period ended September 30, 1996, management added growth of $25.9 million, or 8.9%, to the loan portfolio, comprised primarily of adjustable-rate mortgage loans and mortgage loans with maturities of ten to fifteen years, as well as consumer installment loan growth totaling $4.9 million. Given the upturn in interest rates during 1995 and early 1996, consumer preference has shifted to adjustable-rate loans and loans with shortened terms to maturity, e.g. ten year loan products. The growth in the loan portfolio during 1996 was primarily funded by deposit growth of $6.8 million, $22.7 million in advances from the Federal Home Loan Bank, and undistributed net earnings of $1.0 million.

Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $1.7 million and $1.1 million at September 30, 1996 and December 31, 1995, respectively, constituting .53% and .37% of the loan portfolio at those dates. The consolidated allowance for loan losses totaled $1.1 million and $1.0 million at September 30, 1996 and December 31, 1995, representing 65.3% and 95.4% of nonperforming loans at the respective dates. Although management believes that the allowance for loan losses at September 30, 1996 is adequate based upon facts and circumstances available to it, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

                           CAMCO FINANCIAL CORPORATION


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1996 and 1995


Financial Condition (continued)
-------------------

Deposits totaled $293.4 million at September 30, 1996, an increase of $6.8 million, or 2.4%, over December 31, 1995 levels. The increase resulted primarily from management's continuing efforts to achieve a moderate growth rate through advertising and pricing strategies. The proceeds from deposit growth were primarily used to finance loan originations.

On May 28, 1996, a 5% stock dividend was declared for stockholders of record as of the close of business on July 10, 1996, payable on July 19, 1996.

The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 1996, the Banks' regulatory capital exceeded all regulatory capital requirements.


Comparison of Results of Operations for the Nine Months Ended September 30, 1996
--------------------------------------------------------------------------------
and 1995
--------

General
-------

Camco's net earnings for the nine months ended September 30, 1996 totaled $1.8 million, a decrease of $917,000, or 34.0%, from the $2.7 million of net earnings reported in the comparable 1995 period. The decrease in earnings is primarily attributable to a $2.8 million increase in general, administrative and other expense, $1.8 million of which was a charge recorded as a result of legislation enacted to recapitalize the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC). Additionally, the decrease in net earnings resulted from an increase in other expenses of $989,000. Such increases were partially offset by an increase in net interest income of $1.1 million, an increase in other income of $286,000, a decrease in the provision for loan losses of $32,000, and a decrease in the provision for federal income taxes of $473,000.

Net Interest Income
-------------------

Total interest income for the nine months ended September 30, 1996, increased by $1.6 million, or 8.6%, generally reflecting the effects of $14.4 million of growth in average interest-earning assets outstanding, coupled with an increase of 30 basis points in the yield year to year, from 7.81% in 1995 to 8.11% in 1996.

                           CAMCO FINANCIAL CORPORATION


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1996 and 1995


Comparison of Results of Operations for the Nine Months Ended September 30, 1996
--------------------------------------------------------------------------------
and 1995 (continued)
--------

Net Interest Income (continued)
-------------------

Interest income on loans and mortgage-backed securities totaled $19.0 million for the nine months ended September 30, 1996, an increase of $1.8 million, or 10.6%, over the comparable 1995 period. The increase resulted primarily from a $21.7 million, or 7.6%, increase in the average balance outstanding year to year. Interest income on investments and interest-bearing deposits declined by $204,000, or 12.8%, due to a decrease in average outstanding balances of $2.0 million. Interest expense on deposits increased by $531,000, or 5.7%, to a total of $9.8 million for the nine months ended September 30, 1996, due primarily to an increase of $12.9 million in the average balance of deposits outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.1 million, or 13.4%, to a total of $9.3 million for the nine months ended September 30, 1996. The interest rate spread increased to approximately 3.50% for the nine months ended September 30, 1996, from 3.18% for the 1995 period, while the net interest margin increased to approximately 3.69% in 1996, as compared to 3.40% in 1995.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The provision for losses on loans totaled $69,000 for the nine months ended September 30, 1996, a decrease of $32,000 from the comparable period in 1995. The current period provision generally reflects the effects of loan portfolio growth integrated with a stable level of nonperforming loans. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income increased for the nine months ended September 30, 1996, by $286,000, or 12.0%, from the comparable 1995 period. The increase in other income is primarily attributable to a $93,000 increase in gains on sale of loans and an increase of $285,000, or 41.7%, in late charges, rent and other, which was partially offset by a $65,000 decrease in loan servicing fees and a $13,000 decrease in service charges and other fees on deposits. The increase in gains on sale of loans reflects an increase in sales volume year to year, coupled with an increase in the recognition of mortgage servicing rights, totaling $216,000 in accordance with SFAS No. 122. The increase in late charges, rent and other was primarily attributable to an increase in fee volume at Camco's title agency subsidiary and an increase in fees on loans and deposit accounts as a result of the growth in the respective portfolios.

                           CAMCO FINANCIAL CORPORATION


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1996 and 1995


Comparison of Results of Operations for the Nine Months Ended September 30, 1996
--------------------------------------------------------------------------------
and 1995 (continued)
--------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased for the nine months ended September 30, 1996 by $2.8 million, or 43.9%. The increase is due primarily to a $1.8 million charge recorded as a result of legislation enacted to recapitalize the SAIF.

Legislation to recapitalize the SAIF provides for a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. The Banks had $277.3 million in deposits at March 31, 1995. The special assessment was finalized at $.657 per $100 in deposits, resulting in an aggregate additional assessment of approximately $1.8 million. This assessment is tax deductible, resulting in a net charge to operations totaling $1.2 million. It is expected that quarterly SAIF assessments will be reduced significantly after such special assessment is paid in November 1996.

A component of the recapitalization plan provides for the merger of the SAIF and BIF on January 1, 1999, assuming all savings associations have become banks. Pending legislation introduced in late September 1996 proposes the elimination of the thrift charter or of the separate federal regulation of thrifts. Cambridge Savings and Marietta Savings are state savings banks, which are not considered thrifts for these purposes. However, First Federal is a federal thrift and would have to convert to a different charter and would become subject to federal regulations as a bank. Such regulation would subject First Federal to the more restrictive activity limits imposed on national banks. Under separate legislation recently enacted, tax legislation would require the Banks to recapture post-1987 additions to their bad debt reserves and the Banks would not be able to utilize the percentage of taxable income method to compute their reserves in the future. Under such legislation the Banks are required to recapture, as taxable income, approximately $2.7 million of their bad debt reserve, which represents post-1987 additions to the reserves. The Banks have provided deferred taxes for this amount and will be permitted by such legislation to amortize the recapture of the bad debt reserve over six years. In addition, Camco would become a bank holding company, which would subject it to more restrictive activity limits and to capital requirements similar to those imposed on First Federal.

The increase in general, administrative and other expense is also due to a $489,000, or 16.9%, increase in employee compensation and benefits, a $156,000, or 23.3%, increase in office occupancy and equipment, a $248,000, or 16.6%, increase in other operating costs and a $51,000, or 19.8%, increase in franchise taxes. The increase in employee compensation and benefits is attributable to normal merit salary increases, an increase in staffing levels and increased costs of employee benefit plans, while the increase in office occupancy and equipment is attributable to depreciation expense on office equipment purchased in 1995 and general repairs of office buildings. The increase in other operating costs generally reflects the effects of the Corporation's growth year to year.

                           CAMCO FINANCIAL CORPORATION


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1996 and 1995


Comparison of Results of Operations for the Nine Months Ended September 30, 1996
--------------------------------------------------------------------------------
and 1995 (continued)
--------

Federal Income Taxes
--------------------

The provision for federal income taxes decreased in the nine months ended September 30, 1996 by $473,000, or 34.0%. This decrease is solely attributable to an $1.4 million, or 34.0%, decrease in pre-tax earnings, as the effective tax rate remained unchanged at 34% for both periods.


Comparison of Results of Operations for the Three Months Ended September 30,
----------------------------------------------------------------------------
1996 and 1995
-------------

General
-------

The Corporation recorded a net loss for the three months ended September 30, 1996, totaling $307,000, as compared to $1.2 million in net earnings reported in the comparable 1995 period. The decline in net earnings is primarily attributable to a $2.4 million increase in general, administrative and other expense, consisting of the aforementioned $1.8 million SAIF recapitalization charge, coupled with a $583,000 increase in other expenses, which were partially offset by a $338,000 increase in net interest income.

Net Interest Income
-------------------

Total interest income for the three months ended September 30, 1996, increased by $549,000, or 8.5%, as compared to the 1995 quarter. Interest income on loans increased by $510,000, or 8.6%, due primarily to a $22.5 million increase in the average balance outstanding year to year. Interest income on investment securities and interest-bearing deposits increased by $56,000, or 12.9%, due primarily to an increase in yield. Total interest expense increased by $211,000, or 5.7%, for the three months ended September 30, 1996. Interest expense on deposits increased by $36,000, or 1.1%, due primarily to a $9.5 million increase in the average balance outstanding year to year. Interest expense on borrowings increased by $175,000, or 39.8%, due primarily to a $9.4 million increase in the average outstanding balance.

Provision for Losses on Loans
-----------------------------

The provision for losses on loans increased during the three months ended September 30, 1996, by $15,000. The current period provision generally reflects the effects of loan portfolio growth year to year as integrated with a stable level of nonperforming loans. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

                           CAMCO FINANCIAL CORPORATION


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1996 and 1995


Comparison of Results of Operations for the Three Months Ended September 30,
----------------------------------------------------------------------------
1996 and 1995 (continued)
-------------

Other Income
------------

Other income decreased for the quarter ended September 30, 1996, by $148,000, or 13.9%, as compared to the 1995 quarter. The decrease is primarily attributable to an $46,000 decrease in loan servicing fees and a $199,000 decrease in gain on sale of loans, which were partially offset by a $103,000 increase in late charges, rent and other. The decrease in the gain on sale of loans is due primarily to decreased volume of fixed-rate loans originated for sale.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased by $2.4 million, or 115.1%, during the three months ended September 30, 1996. The increase is primarily attributable to a $1.8 million charge recorded due to the SAIF recapitalization legislation, as discussed above, coupled with a $381,000, or 41.5%, increase in employee compensation and benefits, a $57,000, or 26.6%, increase in office occupancy and equipment and a $91,000, or 16.9%, increase in other operating expense. The increase in employee compensation and benefits resulted primarily from normal merit increases, an increase due to the hiring of additional personnel and the increased costs of employee benefit plans. The increase in office occupancy and equipment related primarily to increased depreciation and building maintenance costs. The increase in other operating expense generally reflects increased costs attendant to the Corporation's growth year to year.

Federal Income Taxes
--------------------

Camco's provision for federal income taxes decreased for the three months ended September 30, 1996, by $755,000, or 126.5%, generally reflecting the $2.2 million, or 126.5%, decrease in pre-tax earnings year to year.

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

         None

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         A special meeting of the shareholders of Camco was held on September 23, 1996. At the special meeting the following issues were adopted by the vote indicated:

          1. The amendment of Camco's Certificate of Incorporation to increase the authorized number of shares of stock from 2,600,000 to 5,000,000, of which 4,900,000 shall be common stock and 100,000 shall be preferred.

               For:  1,523,099      Against:  8,131      Abstain:  14,181

          2. The adoption of the Agreement and Plan of Merger and Reorganization dated March 25, 1996, by and between Camco and First Ashland Financial Corporation ("First Ashland") providing for the merger of First Ashland with and into Camco.

               For:  1,526,836      Against:  2,419      Abstain:  15,467

ITEM 5.  Other Information
         -----------------

         None

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         A report on Form 8-K was filed on October 11, 1996, to report the consummation of the merger of First Ashland Financial Corporation ("First Ashland") with and into Camco effective October 4, 1996. Financial statements of First Ashland and pro forma financial information for the merger will be filed in an amendment to the Form 8-K within 60 days of October 19, 1996.


         Exhibits

         Financial data schedule for the nine months ended September 30, 1996.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   November 8, 1996                 By: /s/Larry A. Caldwell
      ------------------------          --------------------------------------
                                          Larry A. Caldwell
                                          President and Chief Executive Officer




Date:   November 8, 1996                  By: /s/Anthony J. Popp
      ------------------------          --------------------------------------
                                          Anthony J. Popp
                                          Chief Financial Officer