Form 10KSB/A
period 1995-12-31
CAMCO FINANCIAL CORP
filed 1996-11-25
CIK 16614

FORM 10-KSB/A

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                        Commission File Number: 0-25196

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

                  814 Wheeling Avenue, Cambridge, Ohio 43725
                  ------------------------------------------
              (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number: (614) 432-5641

     Securities registered pursuant to Section 12(b) of the Exchange Act:
     --------------------------------------------------------------------
                                     None

     Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, $1 par value per share
                     ------------------------------------
                               (Title of Class)

     Check  whether the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__      No _____ .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of March 15, 1996, was $30.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

     The issuer's revenues for the fiscal year ended December 31, 1995, were $28,733,000.

     1,971,477.1 shares of the Registrant's common stock were issued and outstanding on March 15, 1996.

                                    PART I


Item 7. Financial Statements and Supplementary Data

              Report of Independent Certified Public Accountants


Board of Directors
Camco Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Camco Financial Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the year ended December 31, 1993 were audited by other auditors whose report, dated March 4, 1994, expressed an unqualified opinion on such financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1995 and 1994 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camco Financial Corporation and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As more fully explained in Notes A and B, the Corporation changed its method of accounting for certain securities as of January 1, 1994.

As more fully explained in Note C, the Corporation changed its method of accounting for gains on sale of loans during the year ended December 31, 1995.



Grant Thornton LLP


Cincinnati, Ohio
February 1, 1996 (except for Note M as to which the date is March 26, 1996)


                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 December 31,
                       (In thousands, except share data)

                  ASSETS                                                  1995       1994

Cash and due from banks                                                $ 11,325   $  8,220
Short-term interest bearing deposits in other financial institutions      2,122      1,059
                                                                       --------   --------
         Cash and cash equivalents                                       13,447      9,279

Interest-bearing deposits in other financial institutions                 1,881      7,427
Investment securities available for sale - at market                      3,131      2,978
Investment securities - at cost, approximate market value of $19,123
  and $25,903 as of December 31, 1995 and 1994                           19,283     27,333
Mortgage-backed securities available for sale - at market                   985      1,464
Mortgage-backed securities - at cost, approximate market  value of
  $5,045 and $5,150 as of December 31, 1995 and 1994                      5,002      5,452
Loans held for sale - at lower of cost or market                          1,518        468
Loans receivable - net                                                  291,233    260,991
Office premises and equipment - net                                       4,153      4,081
Real estate acquired through foreclosure                                     28         39
Federal Home Loan Bank stock - at cost                                    2,832      2,262
Accrued interest receivable on loans                                      1,736      1,318
Accrued interest receivable on mortgage-backed securities                    58         86
Accrued interest receivable on investment securities and
  interest-bearing deposits                                                 335        460
Prepaid expenses and other assets                                           699        547
Prepaid federal income taxes                                                148        442
                                                                       --------   --------

                  TOTAL ASSETS                                         $346,469   $324,627
                                                                       ========   ========





         LIABILITIES AND STOCKHOLDERS' EQUITY                            1995        1994

Deposits                                                               $286,574   $ 266,861
Advances from the Federal Home Loan Bank                                 26,078      26,511
Taxes and insurance prepaid by borrowers                                  2,964       3,190
Accounts payable and accrued liabilities                                  1,797       2,119
Dividends payable                                                           207         296
Deferred federal income taxes                                             1,156         909
                                                                       --------   ---------
         Total liabilities                                              318,776     299,886


Commitments                                                                --          --


Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares;
    no shares outstanding                                                  --          --
  Common stock - $1 par value; authorized, 2,500,000 shares, issued 1,971,482 shares at December 31, 1995 and 1,875,414
    shares at December 31, 1994                                           1,971       1,875
  Additional paid-in capital                                              5,735       4,416
  Retained earnings - substantially restricted                           19,936      18,466
  Unrealized gains (losses) on securities designated as
     available for sale                                                      51         (16)
                                                                       --------   ---------
         Total stockholders' equity                                      27,693      24,741
                                                                       --------   ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $346,469   $ 324,627
                                                                       ========   =========


The accompanying notes are an integral part of these statements.


                 Camco Financial Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF EARNINGS

                        For the year ended December 31,
                       (In thousands, except share data)

                                                                         1995          1994           1993
Interest income
  Loans                                                              $   22,939   $    16,622    $    15,359
  Mortgage-backed securities                                                423           497            712
  Investment securities                                                   1,570         1,826          1,526
  Interest-bearing deposits and other                                       508           814          1,393
                                                                     ----------   -----------    -----------
         Total interest income                                           25,440        19,759         18,990

Interest expense
  Deposits                                                               12,478         9,497          9,725
  Borrowings                                                              1,779           736             27
                                                                     ----------   -----------    -----------
         Total interest expense                                          14,257        10,233          9,752
                                                                     ----------   -----------    -----------

         Net interest income                                             11,183         9,526          9,238

Provision for loan losses                                                   143            97            310
                                                                     ----------   -----------    -----------

         Net interest income after provision for loan losses             11,040         9,429          8,928

Other income
  Late charges, rent and other                                              915           752            590
  Loan servicing fees                                                       796           769            621
  Service charges and other fees on deposits                                448           408            366
  Gain on sale of loans                                                   1,126           501          1,546
  Gain (loss) on sale of real estate acquired through foreclosure             8           148            (17)
                                                                     ----------   -----------    -----------
         Total other income                                               3,293         2,578          3,106
                                                                     ----------   -----------    -----------

General, administrative and other expense
  Employee compensation and benefits                                      4,198         3,606          2,862
  Occupancy of premises                                                     902           930            774
  Federal deposit insurance premiums                                        625           574            534
  Data processing                                                           397           405            408
  Advertising                                                               406           409            307
  State franchise taxes                                                     322           291            277
  Other                                                                   1,925         1,939          1,801
                                                                     ----------   -----------    -----------
         Total general, administrative and other expense                  8,775         8,154          6,963
                                                                     ----------   -----------    -----------

         Earnings before federal income taxes                             5,558         3,853          5,071

Federal income taxes
  Current                                                                 1,794         1,356          1,725
  Deferred                                                                  116           (45)            22
                                                                     ----------   -----------    -----------
                                                                          1,910         1,311          1,747
                                                                     ----------   -----------    -----------

         NET EARNINGS                                                $    3,648   $     2,542    $     3,324
                                                                     ==========   ===========    ===========

         EARNINGS PER SHARE                                          $     1.85   $      1.47    $      1.93
                                                                     ==========   ===========    ===========

Weighted average number of common shares outstanding                  1,970,349     1,727,835      1,724,140
                                                                     ==========   ===========    ===========


The accompanying notes are an integral part of these statements.


                 Camco Financial Corporation and Subsidiaries

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             For the years ended December 31, 1995, 1994 and 1993
                       (In thousands, except share data)

                                                                                Unrealized
                                                                            gains (losses)
                                                                             on securities
                                                               Additional       designated                            Total
                                              Common Stock        paid-in     as available        Retained    stockholders'
                                            ($1 par value)        capital         for sale        earnings           equity

Balance, January 1, 1993                           $   781         $1,510            $  -          $14,674          $16,965

Stock options exercised                                  2             13               -                -               15
Cash dividends declared - $.2898 per share               -              -               -             (478)            (478)
2 for 1 stock split, including cash in lieu of
  fractional shares                                    782           (782)              -                -                -
Net earnings                                             -              -               -            3,324            3,324
                                                ----------     ----------             ----     -----------        ---------

Balance, December 31, 1993                           1,565            741               -           17,520           19,826

Stock options exercised                                  1              7               -                -                8
Cash dividends declared - $.3510 per share               -              -               -             (578)            (578)
Stock dividend (5%) including cash in lieu of
  fractional shares                                     78            938               -           (1,018)              (2)
Proceeds from offering of common stock                 231          2,730               -                -            2,961
Designation of securities as available for sale
  upon adoption of SFAS No. 115                          -              -              298               -              298
Net earnings                                             -              -               -            2,542            2,542
Unrealized losses on securities designated as
  available for sale                                     -              -             (314)              -             (314)
                                                ----------     ----------             ----     -----------        ---------

Balance, December 31, 1994                           1,875          4,416              (16)         18,466           24,741

Stock options exercised                                  2              8                -               -               10
Cash dividends declared - $.3903 per share               -              -                -            (770)            (770)
Stock dividend (5%) including cash in lieu
  of fractional shares                                  94          1,311                -          (1,408)              (3)
Net earnings                                             -              -                -           3,648            3,648
Unrealized gain on securities designated as
  available for sale                                     -              -               67               -               67
                                                ----------     ----------             ----     -----------        ---------

Balance at December 31, 1995                        $1,971         $5,735             $ 51         $19,936          $27,693
                                                ==========     ==========             ----     -----------        ---------



The accompanying notes are an integral part of these statements.

                 Camco Financial Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the year ended December 31,
                                (In thousands)

                                                                      1995        1994        1993
Cash flows from operating activities:
  Net earnings                                                     $  3,648    $  2,542    $   3,324
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                       758         641          375
    Provision for loan losses                                           143          97          310
    Loss (gain) on sale of real estate acquired through
       foreclosure                                                       (8)       (148)          29
    Federal Home Loan Bank stock dividends                             (177)       (109)         (75)
    Gain on sale of loans                                              (471)       (501)      (1,042)
    Gain on sale of equipment                                            (5)       --           --
    Loans originated for sale in the secondary market               (39,941)    (35,015)    (114,488)
    Proceeds from sale of mortgage loans in the
      secondary market                                               39,362      41,777      113,483
    Current federal income taxes                                        294        (381)         (16)
    Deferred federal income taxes                                       116         (45)          22
    Other - net                                                        (742)        801         (134)
                                                                   --------    --------    ---------
         Net cash provided by operating activities                    2,977       9,659        1,788
                                                                   --------    --------    ---------

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities
    and interest-bearing deposits                                    15,296      18,156       22,211
  Proceeds from sale of investment securities                          --          --          1,005
  Purchases of investment securities and interest-
    bearing deposits                                                   --       (11,126)     (23,155)
  Loans purchased -                                                    (710)     (1,287)
  Loans originated, net of principal collected                      (30,694)    (68,160)     (10,674)
  Purchase of mortgage-backed securities                               --          (500)      (1,832)
  Principal collected on mortgage-backed securities                   1,061       2,807        4,644
  Additions to premises and equipment                                  (565)       (535)        (721)
  Proceeds from sale of premises and equipment                           37        --           --
  Purchase of securities designated as held to maturity              (1,775)       --           --
  Proceeds from sale of real estate acquired through foreclosure         89         333          315
  Proceeds from redemption of FHLB stock                               --            67          217
  Purchase of FHLB stock                                               (393)       (551)        --
  Additions to real estate acquired through foreclosure                 (70)        (92)        --
  Other - net                                                          --             1         (129)
                                                                   --------    --------    ---------
         Net cash used in investing activities                      (17,014)    (60,310)      (9,406)
                                                                   --------    --------    ---------

         Net cash used in operating and investing
            activities (subtotal carried forward)                   (14,037)    (50,651)      (7,618)
                                                                   --------    --------    ---------




                 Camco Financial Corporation and Subsidiaries

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                        For the year ended December 31,
                                (In thousands)

                                                                  1995          1994         1993
         Net cash used in operating and investing activities
           (subtotal brought forward)                           $(14,037)    $(50,651)    $ (7,618)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                        19,713       14,642        2,467
  Advances from Federal Home Loan Bank and
    other borrowings                                              70,400       63,241       10,000
  Repayment of Federal Home Loan Bank advances
    and other borrowings                                         (70,833)     (38,230)      (8,614)
  Dividends paid on common stock                                    (859)        (580)        (399)
  Proceeds from exercise of stock options                             10            8           15
  Proceeds from offering of common stock                            --          2,961         --
  Increase (decrease) in taxes and insurance prepaid
    by borrowers                                                    (226)       1,778          294
                                                                --------     --------     --------
                  Net cash provided by financing activities       18,205       43,820        3,763
                                                                --------     --------     --------

Increase (decrease) in cash and cash equivalents                   4,168       (6,831)      (3,855)

Cash and cash equivalents at beginning of year                     9,279       16,110       19,965
                                                                --------     --------     --------

Cash and cash equivalents at end of year                        $ 13,447     $  9,279     $ 16,110
                                                                ========     ========     ========


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest on deposits and borrowings                         $ 14,003     $ 10,143     $  9,781
                                                                ========     ========     ========

    Income taxes                                                $  1,684     $  1,329     $  1,606
                                                                ========     ========     ========

Supplemental disclosure of noncash investing activities:
  Transfers of mortgage loans to real estate acquired
    through foreclosure                                         $     70     $     72     $    764
                                                                ========     ========     ========

  Issuance of mortgage loans upon sale of real
    estate acquired through foreclosure                         $     42     $    277     $    638
                                                                ========     ========     ========

  Unrealized gain (loss) on securities designated as
    available for sale, net of related taxes                    $     51     $    (16)    $   --
                                                                ========     ========     ========

  Recognition of gains on sale of loans in accordance
    with SFAS No. 122                                           $    655     $   --       $   --
                                                                ========     ========     ========


The accompanying notes are an integral part of these statements.

                 Camco Financial Corporation and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1995, 1994 and 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Camco Financial Corporation's (the Corporation) business activities have been limited primarily to holding the common shares of its four wholly-owned subsidiaries: Cambridge Savings Bank (Cambridge), Marietta Savings Bank (Marietta), First Federal Savings Bank of Washington Court House (First Federal) (collectively hereinafter the Banks) and East Ohio Land Title Agency, Inc., and two second tier subsidiaries, Camco Mortgage Corporation and WestMar Mortgage Company. Accordingly, the Company's results of operations are economically dependent upon the results of the Banks' operations. The Banks conduct a general commercial banking business in southeastern and central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Banks' profitability is significantly dependent on net interest income which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Banks can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.

    The consolidated financial information presented herein has been prepared in accordance with generally accepted accounting principles (GAAP) and general accounting practices within the financial services industry. In preparing financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

    The following is a summary of the Corporation's significant accounting policies which, with the exception of the policy described in Note A-3, have been consistently applied in the preparation of the accompanying consolidated financial statements.

    1.  Principles of Consolidation

    The Corporation's  consolidated  financial statements include the accounts
    of  Camco  and  its  wholly-owned  and  second  tier   subsidiaries.   All
    significant intercompany balances and transactions have been eliminated.

                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    2.  Interest Rate Risk

    The earnings of the Banks are primarily dependent upon net interest income, which is determined by 1) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and 2) the relative amounts of interest-earning assets and interest-bearing liabilities outstanding. The Corporation's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Corporation is vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. At December 31, 1995, 1994 and 1993, the Corporation had net interest-earning assets of $328.0 million, $309.4 million and $264.8 million with weighted average effective yields of 8.07%, 7.33% and 6.70%, and net interest-bearing liabilities of approximately $312.7 million, $293.4 million and $253.7 million, with weighted average effective interest rates of 4.82%, 4.29% and 3.66%. To minimize the effect of adverse changes in interest rates on its results of operations, the Corporation has implemented an asset and liability management plan that emphasizes increasing the interest rate sensitivity and shortening the maturities of its interest-earning assets and extending the maturities of its interest-bearing liabilities. Although the
    Corporation has undertaken a variety of strategies to minimize its exposure to interest rate risk, its primary emphasis has been on the origination and purchase of adjustable rate loans.

    3.  Investment Securities and Mortgage-Backed Securities

    Prior to January 1, 1994, investment securities and mortgage-backed securities were carried at cost, adjusted for amortization of premiums and accretion of discounts. The investments and mortgage-backed securities were carried at cost, as it was management's intent and the Corporation had the ability to hold the securities until maturity. Investment securities and mortgage-backed securities held for indefinite periods of time, or which management utilized as part of its asset/liability management strategy, or that would be sold in response to changes in interest rates, prepayment risk, or the perceived need to increase regulatory capital were classified as held for sale at the point of purchase and carried at the lower of cost or market.

                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


    3.  Investment Securities and Mortgage-Backed Securities (continued)

    In May 1993, the Financial Accounting Standards Board issued SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (the Statement). SFAS No. 115 requires that investments be categorized as held-to-maturity, trading, or available for sale. Securities classified as held-to-maturity are carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or stockholders' equity, respectively. The Corporation adopted the Statement for the year beginning January 1, 1994. The effect of adoption was to initially increase stockholders' equity by approximately $298,000 on January 1, 1994, representing the unrealized market value appreciation on investment and mortgage-backed securities designated as available for sale, net of applicable deferred federal income taxes. Subsequent to January 1, 1994, the amount of unrealized gains on securities designated as available for sale had declined and, at December 31, 1995 and 1994, the Corporation's equity accounts reflected net unrealized gains and losses of $51,000 and $16,000, respectively. Realized gains or losses on sales of securities are recognized using the specific identification method.

    4.  Loans Held for Sale

    Loans held for sale are carried at the lower of acquisition cost (less principal payments received) or fair value (market value), calculated on an aggregate basis. At December 31, 1994, such loans were carried at market, with a corresponding $5,000 loss recognized through operations. At December 31, 1995, such loans were recorded at cost, which approximated fair value.

    5.  Loans Receivable

    Loans held in portfolio are stated at the principal amount outstanding, adjusted for premiums and discounts on loans purchased and sold and the allowance for loan losses. Premiums and discounts on loans purchased and sold are amortized and accreted to operations using the interest method over the average life of the underlying loans.

    Interest is accrued as earned unless the collectibility of the loan is in doubt. Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status.

                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    6.  Loan Origination and Commitment Fees

    The Corporation accounts for loan origination fees and costs in accordance with Statement of Financial Accounting Standards No. 91 (SFAS No. 91) "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases". Pursuant to the provisions of SFAS No. 91, all loan origination fees received, net of certain direct origination costs, are deferred on a loan-by-loan basis and amortized to interest income using the interest method, giving effect to actual loan prepayments. Additionally, SFAS No. 91 generally limits the definition of loan origination costs to the direct costs attributable to originating a loan, i.e., principally actual personnel costs.

    Fees received for loan commitments are deferred and amortized over the life of the related loan using the interest method.

    7.  Allowance for Loan Losses

    It is the Corporation's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, trends in the level of delinquent and specific problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary market area. When the collection of a loan becomes doubtful, or otherwise troubled, the Corporation records a loan loss provision equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Such provision is based on management's estimate of the fair value of the underlying collateral, taking into consideration the current and currently anticipated future operating or sales conditions. As a result, such estimates are particularly susceptible to changes that could result in a material adjustment to results of operations in the near term. Recovery of the carrying value of such loans is dependent to a great extent on economic, operating, and other conditions that may be beyond the Corporation's control.

    In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This Statement, which was amended by SFAS No. 118 as to certain income recognition and financial statement disclosure provisions, requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loans observable market price or fair value of the collateral. The Corporation adopted the Statement effective January 1, 1995, without material effect on consolidated financial condition or results of operations.

                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    7.  Allowance for Loan Losses (continued)

    Under SFAS No. 114, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Corporation considers its investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Corporation's investment in impaired nonresidential loans, such loans are collateral dependent and as a result are carried as a practical expedient at the lower of cost or fair value.

    It is the Corporation's policy to charge off unsecured credits that are more than ninety days delinquent. Similarly, collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

    At December 31, 1995, the Corporation had no loans that would be defined as impaired under SFAS No. 114.

    8.  Real Estate Acquired Through Foreclosure

    Real estate acquired through foreclosure is carried at the lower of cost (principal balance of the former mortgage loan plus costs of obtaining title and possession), or fair value less estimated selling expense at date of acquisition. Any excess of cost over fair value is charged to the allowance for loan losses at acquisition. Costs relating to the development and improvement of property are capitalized up to the fair value of the property, whereas those relating to holding the property are charged to expense.

    9.  Premises and Equipment

    Depreciation of premises and equipment is computed using the straight-line method over estimated useful lives of 10 to 50 years for buildings and improvements and 3 to 25 years for furniture, fixtures and equipment.

                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    10.  Federal Income Taxes

    The Corporation accounts for Federal income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Pursuant to the provisions of SFAS No. 109, a deferred tax liability or deferred tax asset (benefit) is computed by applying the current statutory tax rates to net taxable or deductible temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax benefits are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years' earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. A valuation allowance is provided for deferred tax benefits to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

    11.  Earnings Per Share and Dividends Per Share

    Earnings per share is calculated based on the weighted average number of common and common equivalent shares (which includes those stock options that are dilutive) outstanding during the respective periods, adjusted to reflect a 5% stock dividend effected during the years ended December 31, 1995 and 1994, and a 2-for-1 stock split effected in the form of a 100% stock dividend in 1993. Dividends per share for the years ended December 31, 1995, 1994 and 1993, have also been adjusted to reflect the effect of such stock dividends and stock split.

    12.  Fair Value of Financial Instruments

    Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    12.  Fair Value of Financial Instruments (continued)

    The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                  Cash and Due from Banks: The carrying amount reported in the consolidated statement of financial condition for cash and due from banks is deemed to approximate fair value.

                  Interest-bearing  Deposits in Other Financial  Institutions:
                  For short-term interest-bearing deposits in other financial institutions, the carrying amount reported in the consolidated statement of financial condition is deemed to approximate fair value. For other interest-bearing deposits in other financial institutions, fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for such deposits with similar remaining maturities.

                  Investment Securities and Mortgage-backed Securities: Fair values for investment securities and mortgage-backed securities are based on quoted market prices and dealer quotes.

                  Loans receivable: The loan portfolio has been segregated into categories with similar characteristics, such as one-to-four family residential, multi-family residential real estate, installment and other. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality.

                  Federal Home Loan Bank stock: The carrying amount presented in the consolidated statement of financial condition is deemed to approximate fair value.

                  Accrued Interest  Receivable and Accrued  Interest  Payable:
                  The carrying amount as reported in the consolidated statement of financial condition is deemed a reasonable estimate of fair value.

                  Deposits: The fair values of deposits with no stated maturity, such as money market demand deposits, savings and NOW accounts, are deemed equal to the amount payable on demand as of December 31, 1995 and 1994. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    12.  Fair Value of Financial Instruments (continued)

                  Advances from Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

                  Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates.

    Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments are as follows:


                                                        December 31,
                                              1995                       1994
                                     Carrying        Fair       Carrying        Fair
                                      value         value         value         value
                                                      (In thousands)
Financial assets
  Cash and due from banks           $ 11,325      $ 11,325      $  8,220      $  8,220
  Interest-bearing deposits            4,003         4,003         8,486         8,486
  Investment securities               22,414        22,254        30,311        28,881
  Mortgage-backed securities           5,987         6,030         6,916         6,614
  Loans receivable                   292,751       291,671       261,459       255,662
  Federal Home Loan Bank stock         2,832         2,832         2,262         2,262
                                    --------      --------      --------      --------

                                    $339,312      $338,115      $317,654      $310,125
                                    ========      ========      ========      ========

Financial liabilities
  Deposits                          $286,574      $290,243      $266,861      $265,592
  Advances from the Federal
    Home Loan Bank                    26,078        26,139        26,511        26,866
                                    --------      --------      --------      --------

                                    $312,652      $316,382      $293,372      $292,458
                                    ========      ========      ========      ========



    13.  Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and amounts due from depository institutions and short-term interest-bearing time deposits in other financial institutions with original maturities of three months or less.

                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    14.  Advertising

    Advertising costs are expensed when incurred.

    15.  Reclassification

    Certain prior year amounts have been reclassified to conform to the 1995 consolidated financial statement presentation.


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

    The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investment securities at December 31, 1995 and 1994 are as follows:


                                                                December 31, 1995
                                                               Gross           Gross           Estimated
                                              Amortized      unrealized      unrealized          fair
                                                cost           gains           losses            value
                                                                   (In thousands)
Held to maturity:
  U.S. Government agency obligations           $19,147           $17           $  184           $18,980
  Municipal bonds                                  136             7             --                 143
                                               -------           ---           ------           -------
     Total investment securities
       held to maturity                         19,283            24              184            19,123
Available for sale:
  U.S. Government agency obligations             2,999            46             --               3,045
  Corporate equity securities                       82             4             --                  86
                                               -------           ---           ------           -------
     Total investments available
       for sale                                  3,081            50             --               3,131
                                               -------           ---           ------           -------

     Total investment securities               $22,364           $74           $  184           $22,254
                                               =======           ===           ======           =======


                                                                December 31, 1994
                                                               Gross           Gross           Estimated
                                              Amortized      unrealized      unrealized          fair
                                                cost           gains           losses            value
                                                                   (In thousands)
Held to maturity:
  U.S. Government agency obligations           $27,185           $ 1           $1,434           $25,752
  Municipal bonds                                  148             5                2               151
                                               -------           ---           ------           -------
     Total investment securities
       held to maturity                         27,333             6            1,436            25,903
Available for sale:
  U.S. Government agency obligations             2,998             5               25             2,978
                                               -------           ---           ------           -------

     Total investment securities               $30,331           $11           $1,461           $28,881
                                               =======           ===           ======           =======



                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES
         (continued)

    The amortized cost, gross unrealized gains and losses, and estimated fair values of mortgage-backed securities at December 31, 1995 and 1994, are as follows:


                                                                  December 31, 1995
                                                                Gross          Gross        Estimated
                                               Amortized      unrealized     unrealized       fair
                                                 cost           gains          losses         value
                                                                   (In thousands)

Held to maturity:
  FNMA                                          $3,218           $33           $  3           $3,248
  FHLMC                                          1,784            21              8            1,797
                                                ------           ---           ----           ------
     Total mortgage-backed securities
       held to maturity                          5,002            54             11            5,045
Available for sale:
  FHLMC                                            968            17            --               985
                                                ------           ---           ----           ------

Total mortgage-backed securities                $5,970           $71           $ 11           $6,030
                                                ======           ===           ====           ======


                                                                  December 31, 1994
                                                                Gross          Gross        Estimated
                                               Amortized      unrealized     unrealized       fair
                                                 cost           gains          losses         value
                                                                   (In thousands)

Held to maturity:
  FNMA                                          $3,378           $ -           $195           $3,183
  FHLMC                                          2,074            --            107            1,967
                                                ------           ---           ----           ------
     Total mortgage-backed securities
       held to maturity                          5,452            --            302            5,150
Available for sale:
  FHLMC                                          1,487            13             36            1,464
                                                ------           ---           ----           ------

Total mortgage-backed securities                $6,939           $13           $338           $6,614
                                                ======           ===           ====           ======


                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES
         (continued)

    The   amortized   cost  and  estimated   fair  value  of  investment   and
    mortgage-backed securities at December 31, 1995 and 1994 (including securities designated as available for sale) by contractual term to maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                          December 31,
                                                            1995                               1994
                                                                  Estimated                           Estimated
                                                 Amortized          fair            Amortized           fair
                                                   cost             value             cost              value
                                                                         (In thousands)
Due in one year or less                          $ 6,019           $ 6,030           $ 3,582           $ 3,432
Due after one year through five years             15,217            15,084            23,682            22,645
Due after five years through ten years             1,046             1,054             3,067             2,804
                                                 -------           -------           -------           -------
     Total investment securities                  22,282            22,168            30,331            28,881
Corporate equity securities                           82                86              --                --
Mortgage-backed securities - not
  due at a single maturity date                    5,970             6,030             6,939             6,614
                                                 -------           -------           -------           -------

     Total                                       $28,334           $28,284           $37,270           $35,495
                                                 =======           =======           =======           =======


    During the year ended December 31, 1993, investment securities were sold at amortized cost resulting in cash proceeds of $1.0 million. There were no sales of investment securities during the years ended December 31, 1995 and 1994.

    There were no sales of mortgage-backed securities during the years ended December 31, 1995, 1994 and 1993.

                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE C - LOANS RECEIVABLE

    Loans receivable at December 31 consist of the following:

                                                       1995               1994
                                                            (In thousands)
Conventional real estate loans:
  Existing residential properties                    $244,422           $212,886
  Nonresidential real estate                           11,486             14,845
  Construction                                         19,944             21,947
  Developed building lots                                 965              1,147
Education loans                                         2,728              2,799
Consumer and other loans                               22,589             18,659
                                                     --------           --------
              Total                                   302,134            272,283
Less:
  Undisbursed loans in process                          8,717              9,483
  Deferred loan origination fees and other
    unearned income - net                               1,152                866
  Allowance for loan losses                             1,032                943
                                                     --------           --------
              Total loans receivable - net           $291,233           $260,991
                                                     ========           ========

    As depicted above, the Corporation's lending efforts have historically focused on loans secured by existing residential properties, which comprise approximately $244.4 million, or 84%, of the total loan portfolio at December 31, 1995 and approximately $212.9 million, or 82%, of the total loan portfolio at December 31, 1994. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Corporation with adequate collateral coverage in the event of default. Nevertheless, the Corporation, as with any lending institution, is subject to the risk that residential real estate values could deteriorate in its primary lending areas of eastern Ohio and northern West Virginia, thereby impairing collateral values. However, management is of the belief that residential real estate values in the Corporation's primary lending areas are presently stable.


    In May  1995,  the FASB  issued  SFAS No.  122  "Accounting  for  Mortgage
    Servicing Rights," which requires that the Corporation recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained is required to allocate some of the cost of the loans to the mortgage servicing rights.

    SFAS No. 122 requires that securitization of mortgage loans be accounted for as sales of mortgage loans and acquisitions of mortgage-backed securities. Additionally, SFAS No. 122 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value.

                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE C - LOANS RECEIVABLE (continued)

    SFAS No. 122 was effective for years beginning after December 15, 1995, (January 1, 1996, as to the Corporation) to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights and capitalized excess servicing receivables whenever acquired. Retroactive application was prohibited, and earlier adoption is encouraged. Management elected early adoption of SFAS No. 122 in the current year, which resulted in the recognition of $655,000 in pre-tax gains on sales of loans during the year ended December 31, 1995.

    The mortgage servicing rights recorded by the Banks', calculated in accordance with the provisions of SFAS No. 122, were segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate. Once pooled, each grouping of loans was evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio. Earnings were projected from a variety of sources including loan servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income, and costs to service the loans. The present value of future earnings is the "economic" value for the pool, i.e., the net realizable present value to an acquirer of the acquired servicing.

    At December 31, 1995 and 1994, the Banks were servicing approximately $242.9 million and $240.5 million, respectively, of mortgage loans that have been sold to the Federal Home Loan Mortgage Corporation and other investors.

    Activity in the allowance for loan losses is summarized as follows for the years ended December 31:


                                                1995         1994         1993
                                                       (In thousands)

Balance at beginning of year                  $   943      $ 1,028      $   889
Provision for losses                              143           97          310
Charge-offs, net of immaterial recoveries         (54)        (182)        (171)
                                              -------      -------      -------
Balance at end of year                        $ 1,032      $   943      $ 1,028
                                              =======      =======      =======


    Nonaccrual and nonperforming loans totaled approximately $1.1 million, $1.2 million and $2.0 million at December 31, 1995, 1994 and 1993, respectively. Interest income that would have been recognized had nonaccrual loans performed pursuant to contractual terms totaled approximately $24,000, $57,000 and $64,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

    The Banks, in the ordinary course of business, have granted loans to certain of their directors, executive officers, and their associates. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans (excluding loans to any such individual which in the aggregate did not exceed $60,000) was less than 5% of stockholders' equity at December 31, 1995 and 1994.

                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE C - LOANS RECEIVABLE (continued)

    At December 31, 1995 and 1994, the Banks had outstanding commitments to originate or purchase fixed rate loans of approximately $2.7 million and $502,000, respectively, and adjustable rate loans of approximately $4.0 million and $3.5 million, respectively. In the opinion of management, such commitments were at market rates on those dates and commitments were, or will be, discharged from existing excess liquidity.


NOTE D - PREMISES AND EQUIPMENT

    Premises and equipment at December 31 is summarized as follows:

                                                     1995                1994
                                                          (In thousands)

Land                                               $   919              $   791
Buildings and improvements                           4,095                4,005
Furniture, fixtures and equipment                    2,662                2,358
                                                   -------              -------
                                                     7,676                7,154
Less accumulated depreciation
   and amortization                                 (3,523)              (3,073)
                                                   -------              -------
                                                   $ 4,153              $ 4,081
                                                   =======              =======


NOTE E - DEPOSITS

    Deposit balances (including accrued interest payable) by weighted-average interest rate at December 31, 1995 and 1994, are summarized by savings type as follows:

                                                          1995                   1994
                                                 Amount       Rate        Amount      Rate
                                                                (In thousands)

NOW accounts                                   $ 44,591       2.30%     $ 41,658       2.22%
Money market demand accounts                     15,047       3.29        20,756       2.98
Passbook and statement savings accounts          50,498       3.01        57,981       3.00
                                               --------       ----      --------       ----
     Total withdrawable accounts                110,136       2.76       120,395       2.73
                                               --------       ----      --------       ----
Money market certificates:
  Seven days to one year                         19,332       4.73        19,994       3.95
  One to two year                                54,336       5.99        41,228       5.28
  Two to eight year                              70,198       6.13        67,621       5.68
Negotiated rate certificates                     21,446       5.63         7,489       5.24
Individual retirement accounts                   11,126       6.23        10,134       4.69
                                               --------       ----      --------       ----
     Total certificate accounts                 176,438       5.88       146,466       5.24
                                               --------       ----      --------       ----

Total deposits                                 $286,574       4.68%     $266,861       4.10%
                                               ========       ====      ========       ====


                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE E - DEPOSITS (continued)

    Interest expense on deposits is summarized as follows for the years ended December 31:

                                           1995            1994            1993
                                                      (In thousands)

Certificate accounts                     $ 9,592          $6,173          $6,326
NOW accounts and money
  market demand accounts                   1,450           1,447           1,520
Passbook and statement savings
  accounts                                 1,436           1,877           1,879
                                         -------          ------          ------

                                         $12,478          $9,497          $9,725
                                         =======          ======          ======

    The contractual maturities of outstanding certificates of deposit are summarized as follows at December 31:

                                                 1995                  1994
    Year ending December 31:                           (In thousands)

         1995                                 $      -               $ 71,357
         1996                                   105,593                46,664
         1997                                    48,826                11,513
         1998                                    14,479                11,928
         1999                                     3,713                 3,594
         After 1999                               3,827                 1,410
                                               --------              --------

    Total certificate of deposit accounts      $176,438              $146,466
                                               ========              ========


    At December 31, 1995 and 1994, public savings deposits were collateralized by investment securities and interest-bearing deposits in other banks totaling $20.0 million and $12.2 million, respectively.


NOTE F - ADVANCES FROM FEDERAL HOME LOAN BANK

    At December 31, 1995 and 1994, Federal Home Loan Bank advances consisted of short-term cash management borrowings which matured within one year and 30 days of the respective dates. At such respective dates, the advances carried weighted-average interest rates of 6.31% and 7.00%, and were collateralized by certain first mortgage loans totaling $39.1 million and $39.8 million, as well as Federal Home Loan Bank stock of the respective Bank subsidiaries which are parties to the borrowings.

                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE G - FEDERAL INCOME TAXES

    The Corporation and its subsidiaries file a consolidated Federal income tax return. The Banks are permitted under the Internal Revenue Code to deduct from otherwise taxable income either actual bad debts under the tax experience method, or an annual addition to a reserve for bad debts based upon a percentage of taxable income subject to certain limitations. The bad debt deduction allowable under the percentage of taxable income method equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The bad debt deductions allowable under the tax methods differ from the allowance method used for financial accounting purposes. Bad debt deductions under the percentage of taxable income method are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because the Corporation does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided on additions made to the reserve prior to January 1, 1987. Retained earnings at December 31, 1995 includes approximately $3.6 million representing such bad debt deductions for which no deferred income taxes have been provided.

    The components of the Corporation's net deferred tax liability as of December 31, 1995 and 1994 are summarized as follows:


                                                               1995                            1994
                                                   Temporary          Tax          Temporary          Tax
                                                  difference         at 34%        difference        at 34%
    Deferred tax liabilities:
  Deferred loan origination fees                   $  (639)        $  (217)        $(1,160)        $  (394)
  FHLB stock dividends                                (952)           (324)           (775)           (264)
  Percentage of earnings bad debt deduction         (1,750)           (595)         (1,250)           (425)
  Retirement expense                                  (156)            (53)           (144)            (49)
  Mortgage servicing rights                           (655)           (223)           --              --
  Other liabilities                                   (285)            (97)           (232)            (79)
                                                   -------         -------         -------         -------
     Total deferred tax liabilities                 (4,437)         (1,509)         (3,561)         (1,211)

Deferred tax assets:
  General loan loss allowance                          949             323             833             283
  Other assets                                          88              30              56              19
                                                   -------         -------         -------         -------
     Total deferred tax assets                       1,037             353             889             302
                                                   -------         -------         -------         -------

     Net deferred tax liability                    $(3,400)        $(1,156)        $(2,672)        $  (909)
                                                   =======         =======         =======         =======


                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE G - FEDERAL INCOME TAXES (continued)

    A reconciliation of the effective tax rate for the years ended December 31, 1995, 1994 and 1993, respectively, and the federal statutory rate in each of these years of 34%, computed by applying the statutory federal corporate tax rate to income before taxes, are summarized as follows:

                                                           December 31,
                                                 1995          1994          1993
                                                          (In thousands)
Expected federal tax at statutory rate          $1,890        $1,310        $1,724
Other                                               20             1            23
                                                ------        ------        ------
Tax provision per consolidated financial
  statements                                    $1,910        $1,311        $1,747
                                                ======        ======        ======



NOTE H - REGULATORY CAPITAL REQUIREMENTS

    On July 1, 1994, Marietta and Cambridge changed corporate charters to state savings banks. As a result, effective July 1, Cambridge and Marietta became subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (FDIC).

    The Federal Deposit Insurance Corporation (FDIC) has adopted risk-based capital ratio guidelines to which Cambridge Savings Bank and Marietta Savings Bank are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

    These guidelines divide the capital into two tiers. The first tier ("Tier 1") includes common equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. The FDIC may, however, set higher capital requirements when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE H - REGULATORY CAPITAL REQUIREMENTS (continued)

    In addition, the FDIC established guidelines prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted total assets as specified in the guidelines). These guidelines provide for a minimum Tier 1 leverage ratio of 3% for savings banks that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other savings banks are required to maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.

    As of December 31, 1995, Cambridge and Marietta's regulatory capital exceeded all minimum capital requirements as shown in the following table:


    Cambridge                                                   Regulatory capital
                                                                   Tier 1                       Total
                                         Tier 1                capital to                  capital to
                                       leverage    Percent     risk-based    Percent       risk-based     Percent
                                                                   (In thousands)
    Capital under generally
      accepted accounting
      principles                        $12,491                   $12,491                     $12,491
    Additional capital items
      General valuation
      allowances - limited                   -                         -                          330
                                        -------                   -------                    --------
    Regulatory capital
      computed                           12,491      8.0           12,491     14.9             12,821      15.3
    Maximum range of
      capital requirement                 7,813      5.0            6,724      8.0              6,724       8.0
                                        -------      ---          -------    -----            -------     -----
    Regulatory
      capital - excess                  $ 4,678      3.0          $ 5,767      6.9           $  6,097       7.3
                                        =======      ===          =======    =====            =======     =====


    Marietta                                                    Regulatory capital
                                                                   Tier 1                       Total
                                         Tier 1                capital to                  capital to
                                       leverage    Percent     risk-based    Percent       risk-based     Percent
                                                                   (In thousands)
    Capital under generally
      accepted accounting
      principles                         $7,911                    $7,911                      $7,911
    Additional capital items
      General valuation
      allowances                             -                         -                          326
                                          -----                     -----                      ------
    Regulatory capital
      computed                            7,911      8.0            7,911     13.6              8,237      14.2
    Maximum range of
      capital requirement                 4,956      5.0            4,646      8.0              4,646       8.0
                                          -----      ---            -----    -----              -----     -----
    Regulatory
      capital - excess                   $2,955      3.0           $3,265      5.6             $3,591       6.2
                                         ======      ===           ======    =====             ======     =====



                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE H - REGULATORY CAPITAL REQUIREMENTS (continued)

    First Federal Savings Bank is subject to minimum regulatory capital standards promulgated by the Office of Thrift Supervision. Such minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as shareholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 3.0% of adjusted total assets. An OTS proposal, if adopted in present form, would increase the core capital requirement to a range of 4.0% - 5.0% of adjusted total assets for substantially all savings associations. An additional proposal, which was approved in 1994 and becomes effective for institutions with total assets of more than $300 million in 1996, imposes an addition to the risk-based requirement based on an institution's sensitivity to interest-rate risk. Management anticipates no material change to the Savings Bank's excess regulatory capital position as a result of these changes in the regulatory capital requirement. The risk-based capital requirement currently provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Corporation multiplies the value of each asset on its statement of financial condition by a defined risk-weighting factor, e.g., one-to-four family residential loans carry a risk-weighted factor of 50%.

    As of December 31, 1995, the First Federal's regulatory capital exceeded all minimum capital requirements as shown in the following table:



                                                       Tangible         Core         Risk-based
    First Federal                                       capital        capital         capital
                                                                   (In thousands)
Equity capital under GAAP                              $ 6,677         $ 6,677         $ 6,677
General loan loss allowance                               --              --               293
                                                       -------         -------         -------
Bank's regulatory capital                                6,677           6,677           6,970
Minimum regulatory capital requirement                   1,378           2,756           3,920
                                                       -------         -------         -------
Bank's regulatory capital in excess of
  minimum requirements                                 $ 5,299         $ 3,921         $ 3,050
                                                       =======         =======         =======
Bank's regulatory capital as a percent
  of assets                                                7.3%            7.3%           14.2%
                                                       =======         =======         =======

Asset base used for regulatory capital purposes        $91,880         $91,880         $49,001
                                                       =======         =======         =======


                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE H - REGULATORY CAPITAL REQUIREMENTS (continued)

    The Corporation's management believes that, under the current regulatory capital regulations, the Banks will continue to meet their minimum capital requirements in the foreseeable future. However, events beyond the control of the Corporation, such as increased interest rates or a downturn in the economy in areas where the subsidiaries have most of their loans, could adversely affect future earnings and, consequently, the ability to meet future minimum regulatory capital requirements.


NOTE I - PENSION PLAN

    The Corporation has a non-contributory insured defined benefit pension plan (the Plan) covering all eligible employees. The Plan's benefit formula is the projected unit credit formula which encompasses future salary levels and participants' years of service.

    Net pension costs includes the following components for the years ended December 31:

                                                      1995       1994       1993
                                                           (In thousands)

    Service cost - benefits earned during year        $185       $180       $139
    Interest cost on projected benefit obligation      158        155        123
    (Gain)loss on plan assets                         (139)       (53)         9
    Net amortization, deferral and other                65         27         62
                                                      ----       ----       ----

    Net pension cost                                  $269       $309       $333
                                                      ====       ====       ====

                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993



NOTE I - PENSION PLAN (continued)

    The following table sets forth the Plan's funded status and amounts recognized in the consolidated statement of financial condition at December 31:

                                                            1995         1994
                                                              (In thousands)

Actuarial present value of benefit obligation:
  Vested benefit obligation                                $ 1,819      $ 1,431
                                                           =======      =======
  Accumulated benefit obligation                           $ 1,955      $ 1,526
                                                           =======      =======
Plan assets at fair value                                  $ 1,918      $ 1,527
Actuarial present value of projected benefit
  obligation for services rendered to date                   3,033        2,425
                                                           -------      -------
Plan assets less than projected benefit obligation          (1,115)        (898)
Unrecognized net loss                                        1,168          913
Unrecognized transition liability, net of amortization           2            2
Other                                                          116          136
                                                           -------      -------
Prepaid pension cost (included in prepaid expenses
  and other assets)                                        $   171      $   153
                                                           =======      =======

    Assumptions for the plan valuations include:
                                                               Year ended
                                                               December 31,
                                                        1995       1994    1993

Weighted average discount rate                          6.00%     6.50%    6.75%
Annual rate of increase in compensation levels          4.50%     4.50%    5.00%
Expected long-term rate of return on assets             8.00%     7.00%    5.50%


    The unrecognized transition liability is being amortized straight-line as a component of pension cost over a 20 year period.

                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE I - PENSION PLAN (continued)

    Plan assets at December 31, 1995 and 1994 were invested in certificates of deposit at the Banks, money market funds, stock and bond mutual funds and in 10,923 and 10,404 shares of the Corporation's common stock at the respective dates.

    The Corporation also has a 401(k) Salary Savings Plan covering substantially all employees. Total expense under this plan was $62,000, $63,000 and $51,000 for the years ended December 31, 1995, 1994 and 1993, respectively.


NOTE J - STOCK OPTION PLANS

    Stockholders of the Corporation have approved three stock option plans. Under the 1972 Plan, 161,416 common shares were reserved for issuance to officers, directors, and key employees of the Corporation and its subsidiaries. The 1982 Plan reserved 66,702 common shares for issuance to employees of the Corporation and its subsidiaries. The foregoing number of shares under option have been adjusted to reflect the 5% stock dividends effected during the years ended December 31, 1995 and 1994, and the stock split effected in the form of a 100% stock dividend in 1993. At December 31, 1995, all of the stock options had been granted and were subject to exercise at the discretion of the grantees through 2002.

    Under the 1995 Plan, 93,000 shares were reserved for issuance. As of December 31, 1995, options to purchase 70,000 shares were awarded to officers, directors, and key employees at the common stock's fair value on the grant date, subject to stockholder approval in April 1996.

                 Camco Financial Corporation and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       December 31, 1995, 1994 and 1993



NOTE J - STOCK OPTION PLANS (continued)

    The following  summarizes stock option transactions for  the 1972 and 1982
    Plans:

                                                                          1972 Plan
                                                                             option
                                                         Number               price
                                                      of shares           per share          Total

    Outstanding at December 31, 1992 and 1993             2,668         $1.58-$5.72        $12,629

    Effect of 5% stock dividend in 1994                     133              -                  -
                                                         ------     ---------------        -------

    Outstanding at December 31, 1994                      2,801         $1.50-$5.44         12,629
    Exercised                                            (1,382)       $3.55 (avg.)         (4,911)
    Effect of 5% stock dividend in 1995                      71              -                  -
                                                         ------     ---------------        -------

    Outstanding at December 31, 1995                      1,490               $5.18         $7,718
                                                         ======     ===============        =======


                                                                          1982 Plan
                                                                             option
                                                         Number               price
                                                      of shares           per share          Total

    Outstanding at December 31, 1992                      8,894               $5.72        $50,820
    Exercised                                            (2,688)              $5.72        (15,375)
                                                         ------     ---------------        -------

    Outstanding at December 31, 1993                      6,206               $5.72         35,445

    Exercised                                            (1,361)              $5.44         (7,685)

    Effect of 5% stock dividend in 1994                     259                  -              -
                                                         ------     ---------------        -------

    Outstanding at December 31, 1994                      5,104               $5.44         27,760
    Exercised                                            (1,058)              $5.44         (5,755)
    Effect of 5% stock dividend in 1995                     202                  -              -
                                                         ------     ---------------        -------

    Outstanding at December 31, 1995                      4,248               $5.18        $22,005
                                                         ======     ===============        =======


                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE K - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION

     The following condensed financial statements summarize the financial position of Camco Financial Corporation as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years ended December 31, 1995, 1994 and 1993:

                          Camco Financial Corporation

                       STATEMENTS OF FINANCIAL CONDITION

                                 December 31,
                                (In thousands)

                                                             1995        1994
    ASSETS

Cash in subsidiary Banks                                   $   685     $    467
Investment securities available for sale                        86         --
Investment in Bank subsidiaries utilizing
  the equity method                                         27,079       21,731
Investment in title agency subsidiary                          232          160
Notes receivable from Bank subsidiary                         --          3,000
Other                                                           46           46
                                                           -------     --------

         Total assets                                      $28,128     $ 25,404
                                                           =======     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and other accrued liabilities             $   110     $    112
Dividends payable                                              207          296
Current federal income taxes payable                           118          255
                                                           -------     --------
         Total liabilities                                     435          663

Stockholders' equity
  Common stock                                               1,971        1,875
  Additional paid-in capital                                 5,735        4,416
  Retained earnings - substantially restricted              19,936       18,466
  Unrealized gain (loss) on investment securities
    designated as available for sale, net of
    related tax effects                                         51          (16)
                                                           -------     --------
         Total stockholders' equity                         27,693       24,741
                                                           -------     --------

         Total liabilities and stockholders' equity        $28,128     $ 25,404
                                                           =======     ========

                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE K - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL
                    INFORMATION (continued)

                          Camco Financial Corporation

                            STATEMENTS OF EARNINGS

                            Year ended December 31,
                                (In thousands)

                                                1995         1994         1993
    Income:
  Dividends from Bank subsidiaries            $ 1,123      $   870      $   991
  Interest and other income                       140          203           10
  Equity in undistributed net income
    of the Bank subsidiaries                    2,781        1,845        2,556
  Equity in undistributed net income
    of title agency subsidiary                     72            8           65
                                              -------      -------      -------
         Total income                           4,116        2,926        3,622
General, administrative and other
  expense                                         607          496          398
                                              -------      -------      -------
Earnings before federal income tax
  credits                                       3,511        2,430        3,224
Federal income tax credits                       (137)        (112)        (100)
                                              -------      -------      -------

Net earnings                                  $ 3,648      $ 2,542      $ 3,324
                                              =======      =======      =======

                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993



NOTE K - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION
         (continued)


                          Camco Financial Corporation
                           STATEMENTS OF CASH FLOWS
                            Year ended December 31,
                                (In thousands)

                                                                    1995          1994         1993
Cash flows provided by (used in) operating activities:
  Net earnings for the year                                       $ 3,648       $ 2,542       $ 3,324
  Adjustments to reconcile net income to net
  cash flows from operating activities:
    Undistributed net income of the Bank
      subsidiaries                                                 (2,781)       (1,845)       (2,556)
    Undistributed net income of title
      agency subsidiary                                               (72)           (8)          (65)
    Decrease (increase) in other assets                               (61)          (16)            5
    Increase (decrease) in accounts payable
      and other liabilities                                            (2)          (72)           20
    Increase (decrease) in federal income taxes payable              (136)           35          --
                                                                  -------       -------       -------
         Net cash provided by operating activities                    596           636           728
                                                                  -------       -------       -------

Cash flows used in investing activities:
  Issuance of note receivable to Bank subsidiary                     --          (3,000)         --
  Repayment of note receivable from Bank subsidiary                 3,000          --            --
  Contribution of capital to Bank subsidiaries                     (2,500)         --            --
  Purchase of investment securities                                   (29)         --            --
                                                                  -------       -------       -------
         Net cash provided by (used in) investing activities          471        (3,000)         --

Cash flows provided by (used in) financing activities:
  Common stock options exercised                                       10             8            15
  Dividends paid                                                     (859)         (580)         (399)
  Proceeds from offering of common stock                             --           2,961          --
                                                                  -------       -------       -------
         Net cash provided by (used in) financing activities         (849)        2,389          (384)
                                                                  -------       -------       -------

Net increase in cash and cash equivalents                             218            25           344

Cash and cash equivalents - beginning of year                         467           442            98
                                                                  -------       -------       -------

Cash and cash equivalents - end of year                           $   685       $   467       $   442
                                                                  =======       =======       =======



                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE K - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION
         (continued)

    During 1994, the Corporation undertook an offering of common stock which was completed on December 28, 1994. The Corporation issued 231,000 shares of common stock in the offering at $14.50 per share. After giving effect to offering expenses of $379,000, the Corporation recognized a $3.0 million increase in stockholders' equity.


NOTE L - SEGMENT INFORMATION

    The following table sets forth the Corporation's revenues, income before income taxes, and assets for each of its business segments for the years ended December 31, 1995, 1994 and 1993. For purposes of the table, "revenue" represents the sum of total interest income and total other income:

                                                      Year ended
                                                     December 31,
                                         1995            1994            1993
                                                    (In thousands)
Revenue:
  Banking                             $  26,827       $  20,429       $  19,876
  Mortgage banking                        2,808           2,703           3,575
                                      ---------       ---------       ---------
     Total business segments             29,635          23,132          23,451
  Intersegment eliminations                (902)           (795)           (849)
                                      ---------       ---------       ---------

     Total                            $  28,733       $  22,337       $  22,602
                                      =========       =========       =========

Earnings before income taxes:
  Banking                             $   4,092       $   2,934       $   3,675
  Mortgage banking                        1,698           1,099           1,825
                                      ---------       ---------       ---------
     Total business segments              5,790           4,033           5,500
  Intersegment eliminations                (232)           (180)           (429)
                                      ---------       ---------       ---------

     Total                            $   5,558       $   3,853       $   5,071
                                      =========       =========       =========

Assets-year-end:
  Banking                             $ 344,177       $ 323,355       $ 269,867
  Mortgage banking                        3,096           1,817           7,752
                                      ---------       ---------       ---------
     Total business segments            347,273         325,172         277,619
  Intersegment eliminations                (804)           (545)           (521)
                                      ---------       ---------       ---------

     Total                            $ 346,469       $ 324,627       $ 277,098
                                      =========       =========       =========

                 Camco Financial Corporation and Subsidiaries

                       December 31, 1995, 1994 and 1993


NOTE M - PENDING BUSINESS COMBINATION

    On March 26, 1996, Camco Financial entered into a definitive merger agreement (the agreement) with First Ashland Financial Corporation (First Ashland). Pursuant to the agreement, Camco Financial has agreed to acquire First Ashland for cash and common shares with an approximate fair value totaling $28 million. Following the acquisition, First Ashland's banking subsidiary, First Federal Bank for Savings, will continue operations as a stand alone subsidiary of Camco Financial. At December 31, 1995, First Ashland reported assets of approximately $90 million and stockholders' equity of approximately $24 million.

Item 13.     Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  23.a     Consent of Grant Thornton LLP
                  23.b     Consent of Deloitte & Touche LLP
                  99       Reissued report of Deloitte & Touche LLP

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Camco Financial Corporation




                                            By  Larry A. Caldwell
                                               _______________________________
                                                Larry A. Caldwell,
                                                President, Chief Executive
                                                Officer and a Director


                                            Date:  November 25, 1996

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

 23.a     Consent of Grant Thornton LLP
 23.b     Consent of Deloitte & Touche LLP
 99       Reissued report of Deloitte & Touche LLP