Form 10KSB
period 1996-12-31
CAMCO FINANCIAL CORP
filed 1997-03-31
CIK 16614

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1996

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

                        Commission File Number: 0-25196
                                                -------

                          CAMCO FINANCIAL CORPORATION
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           51-0110823
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

                   814 Wheeling Avenue, Cambridge, Ohio 43725
----------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (614) 432-5641

          Securities registered pursuant to Section 12(b) of the Act:

             None                                         None
------------------------------          ----------------------------------------
     (Title of Each Class)               (Name of exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, $1 par value per share
--------------------------------------------------------------------------------
                                (Title of Class)

                  Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No     .
                                      -----   -----

                  Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB. [   ]

                  The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of March 14, 1997, was $47.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

                  The registrant's revenues for the fiscal year ended December 31, 1996, were $32,856,000.

                  3,053,977.9 shares of the Registrant's common stock were issued and outstanding on March 14, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Part III of Form 10-KSB: Portions of the Proxy Statement for the
                      1997 Annual Meeting of Stockholders

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Camco Financial Corporation ("Camco") is a multiple savings and loan holding company organized under Delaware law in 1970. Through its wholly-owned subsidiaries, Cambridge Savings Bank ("Cambridge Savings"), Marietta Savings Bank ("Marietta Savings"), First Federal Savings Bank of Washington Court House ("First Federal") and First Federal Bank for Savings ("First Savings"), Camco is engaged in the savings and loan business in Ohio and Kentucky.

         In October 1996, the merger of First Ashland Financial Corporation, a Kentucky corporation, with and into Camco (the "Merger") was completed. Pursuant to the Merger, First Savings, which has its main office and a full-service branch office in Ashland, Kentucky, and a full-service branch office in Russell, Kentucky, became a wholly-owned subsidiary of Camco.

         First Federal was acquired by Camco in 1988. First Federal has its main office and a full-service branch office in Washington Court House, Ohio, and loan origination offices in Chillicothe, Circleville and Wilmington, Ohio.

         Cambridge Savings, which was acquired by Camco in 1971, was incorporated under Ohio law in 1885. The main office of Cambridge Savings is in Cambridge, Ohio. Cambridge Savings has branch offices in Cambridge, Byesville and Uhrichsville, Ohio. In July 1994, Cambridge Savings converted its charter from an Ohio savings and loan association to an Ohio savings bank.

         Established in 1923 under Ohio law, Marietta Savings was acquired by Camco in 1973. Marietta has its main office in Marietta, Ohio, and a branch in Belpre, Ohio. In July 1994, Marietta Savings converted its charter from an Ohio savings and loan association to an Ohio savings bank.

         Cambridge Savings, Marietta Savings, First Federal and First Savings (collectively, the "Banks") are members of the Federal Home Loan Bank (the "FHLB") of Cincinnati, and the accounts of each are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") administered by the Federal Deposit Insurance Corporation (the "FDIC"). First Federal and First Savings are subject to regulation, examination and supervision by the United States Department of the Treasury, Office of Thrift Supervision (the "OTS") and the FDIC. Cambridge Savings and Marietta Savings are regulated by the Ohio Department of Financial Institutions, Division of Savings Banks (the "Division") and the FDIC.

         Cambridge Savings and Marietta Savings each own 50% of the outstanding stock of Camco Mortgage Corporation ("CMC"), a service corporation engaged in mortgage lending and related activities. Marietta Savings owns 100% of the outstanding stock of WestMar Mortgage Company ("WestMar"), a service corporation engaged in mortgage lending activities, primarily in Wood County, West Virginia. First Savings owns 100% of the stock of First S&L Corporation, a Kentucky corporation incorporated in 1975 for the purpose of acquiring stock in a data processing company located in Cincinnati, Ohio. East Ohio Land Title Agency, Inc. ("East Ohio"), a wholly-owned subsidiary of Camco, is engaged in the title insurance agency business.

         The financial statements for Camco and its subsidiaries are prepared on a consolidated basis. The principal source of revenue for Camco on an unconsolidated basis is dividends from the Banks. Payment of dividends to Camco by the Banks is subject to various regulatory restrictions and tax considerations. See "REGULATION."

         References in this report to various aspects of the business, operations and financial condition of Camco may be limited to the Banks, as the context requires.

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION

         The following tables set forth certain information concerning the consolidated financial position and results of operations of Camco at the dates indicated. This selected financial data should be read in conjunction with the consolidated financial statements appearing elsewhere in this document.

CONSOLIDATED STATEMENTS OF                                               At December 31,
   FINANCIAL CONDITION:                            -----------------------------------------------------------
                                                     1996         1995        1994          1993        1992
                                                   --------     --------    --------      --------    --------
                                                                        (In thousands)
Total amount of:
   Assets                                          $469,450     $346,469    $324,627      $277,098    $269,997
   Interest-bearing deposits (1)                      8,268        4,003       8,486        26,111      32,807
   Investment securities available for sale - at
     market                                           5,174        3,131       2,978            --          --
   Investment securities - at cost                   21,844       19,283      27,333        29,104      26,158
   Mortgage-backed securities available for sale
     - at market                                        742          985       1,464            --          --
   Mortgage-backed securities - at cost              10,700        5,002       5,452         9,315      12,121
   Loans receivable - net (2)                       388,923      292,751     261,459       198,608     184,821
   Deposits                                         358,009      286,574     266,861       252,219     249,776
   FHLB advances and other borrowings                57,354       26,078      26,511         1,500         114
   Stockholders' equity - substantially
     restricted                                      45,013       27,693      24,741        19,826      16,965


CONSOLIDATED STATEMENTS OF EARNINGS:                                Year ended December 31,
                                                   -----------------------------------------------------------
                                                     1996         1995        1994          1993        1992
                                                   --------     --------    --------      --------    --------
                                                              (In thousands, except per share data)
Total interest income                               $29,260      $25,440     $19,759       $18,990     $21,937
Total interest expense                               16,046       14,257      10,233         9,752      12,566
                                                    -------      -------     -------       -------     -------
Net interest income                                  13,214       11,183       9,526         9,238       9,371
Provision for loan losses                               111          143          97           310         352
                                                    -------      -------     -------       -------     -------
Net interest income after provision for loan
   losses                                            13,103       11,040       9,429         8,928       9,019
Other income                                          3,596        3,293       2,578         3,106       1,999
General, administrative and other expense            12,190        8,775       8,154         6,963       6,752
                                                    -------      -------     -------       -------     -------
Earnings before federal income tax and
   cumulative effect of change in accounting
   principle                                          4,509        5,558       3,853         5,071       4,266
Federal income taxes                                  1,496        1,910       1,311         1,747       1,444
                                                    -------      -------     -------       -------     -------
Earnings before cumulative effect of change in
   accounting principle                               3,013        3,648       2,542         3,324       2,822
Cumulative effect of change in accounting for
   income taxes                                          --           --          --            --        (291)
                                                    -------      -------     -------       -------     -------
Net earnings                                        $ 3,013      $ 3,648     $ 2,542       $ 3,324     $ 2,531
                                                    =======      =======     =======       =======     =======
Earnings per share:(3)
   Earnings per share before cumulative effect
     of change in accounting principle              $  1.30      $  1.85     $  1.47       $  1.93     $  1.63
   Cumulative effect of change in accounting
     principle                                           --           --          --            --        (.16)
                                                    -------      -------     -------       -------     -------
Earnings per share                                  $  1.30      $  1.85     $  1.47       $  1.93     $  1.47
                                                    =======      =======     =======       =======     =======

-----------------------------

(1)      Includes short-term interest-bearing deposits in other banks.

(2)      Includes loans held for sale.

(3) Earnings per share has been adjusted to give effect to a 5% stock dividend effected during the years ended December 31, 1996, 1995 and 1994, and a two for one stock split effected in the form of a 100% stock dividend in 1993.

SELECTED FINANCIAL RATIOS:                                    At or for the year ended December 31,
                                                   -----------------------------------------------------------
                                                     1996         1995        1994          1993        1992
                                                   --------     --------    --------      --------    --------
                                                             (In thousands, except per share data)
Return on average assets(1)                             .74%        1.09%        .84%         1.22%        .93%
Return on average equity(1)                            8.29        13.91       11.41         18.07       15.96
Average equity to average assets(1)                    8.71         7.81        7.41          6.72        5.85
Dividend payout ratio(2)                              34.52        21.07       22.63         17.53       15.42

-----------------------------

(1) Ratios are based upon the mathematical average of the balances at the beginning and the end of the year.

(2)      Represents dividends per share divided by earnings per share.

LENDING ACTIVITIES

         GENERAL. Camco's primary lending activities include the origination of conventional fixed-rate and variable-rate mortgage loans for the construction, acquisition or refinancing of single-family homes located in the Banks' primary market areas. Construction and permanent mortgage loans on condominiums, multifamily (over four units) and nonresidential properties are also offered by Camco. In addition to mortgage lending, Camco makes a variety of consumer loans.

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information in respect of the composition of Camco's loan portfolio, including loans held for sale, at the dates indicated:

                                                                           At December 31,
                             -------------------------------------------------------------------------------------------------------
                                   1996                1995                1994                  1993                  1992
                             ------------------  ------------------  -------------------   -------------------   -------------------
                                       Percent            Percent              Percent             Percent               Percent
                                       of total           of total            of total             of total             of total
                             Amount      loans     Amount   loans     Amount    loans      Amount    loans      Amount    loans
                             ------      -----     ------   -----     ------    -----      ------    -----      ------    -----
                                                                     (Dollars in thousands)
Type of loan:
  Construction              $ 19,960      5.2%   $ 19,944    6.8%   $ 21,947      8.4%   $ 16,624      8.4%   $  8,633       4.7%
  Loans on existing
   residential               340,901     87.6     245,285   83.8     213,354     81.6     156,563     78.8     146,913      79.5
   properties (1)
  Nonresidential real
   estate                     12,529      3.2      11,486    3.9      14,845      5.7      14,025      7.1      14,678       7.9
  Developed building lots      1,406      0.4         965    0.3       1,147      0.4         825      0.4         809       0.4
  Education loans              2,037      0.5       2,728    0.9       2,799      1.1       2,494      1.2       2,053       1.1
  Consumer and other
   loans (2)                  22,244      5.7      22,589    7.7      18,659      7.1      16,636      8.4      17,128       9.3
                            --------    -----    --------  -----    --------    -----     -------    -----     -------     -----

     Total                   399,077    102.6     302,997  103.4     272,751    104.3     207,167    104.3     190,214     102.9
Less:
  Undisbursed loans in
   process                    (8,867)    (2.3)     (8,717)  (3.0)     (9,483)    (3.6)     (7,006)    (3.5)     (3,889)     (2.1)
  Unamortized yield
   adjustments                   (40)    (0.0)       (497)  (0.1)       (866)    (0.3)       (525)    (0.3)       (615)     (0.3)
  Allowance for loan losses   (1,247)    (0.3)     (1,032)  (0.3)       (943)    (0.4)     (1,028)    (0.5)       (889)     (0.5)
                            --------    -----     -------  -----    --------    -----     -------    -----     -------     -----

     Total loans, net       $388,923    100.0%   $292,751  100.0%   $261,459    100.0%   $198,608    100.0%   $184,821     100.0%
                            ========    =====    ========  =====    ========    =====    ========    =====    ========     =====

-----------------------------

(1)      Includes loans held for sale.

(2)      Includes second mortgage loans.

         Camco's loan portfolio was approximately $388.9 million at December 31, 1996, and represented 82.8% of total assets.

         LOAN MATURITY SCHEDULE. The following table sets forth certain information as of December 31, 1996, regarding the dollar amount of loans maturing in Camco's portfolio based on the contractual terms to maturity of the loans. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                           Due during
                                        the year ending        Due in       Due in
                                         December 31,          years      years after
                                              1997           1998-2002        2002        Total
                                        ----------------     ---------    -----------     -----
                                                           (In thousands)
  Real estate loans (1):
    One- to four- family                     $176,864         $ 97,247      $68,083      $342,194
    Multifamily and nonresidential              9,687            6,173        5,522        21,382
  Consumer and other loans                     10,942            8,557        6,204        25,703
                                             --------         --------      -------      --------
        Total                                $197,493         $111,977      $79,809      $389,279
                                             ========         ========      =======      ========

-----------------------------

(1) Excludes loans held for sale of $931,000 and does not consider the effects of unamortized yield adjustments of $40,000 and allowance for loan losses of $1.2 million.

         The following table sets forth at December 31, 1996, the dollar amount of all loans due after one year from December 31, 1996, which have predetermined interest rates and have floating or adjustable interest rates:

                                Due more than one year after
                                      December 31, 1996
                                ----------------------------
                                       (In thousands)
Fixed rate of interest                    $  81,711
Adjustable rate of interest                 110,075
                                           --------
       Total                               $191,786

         Generally, loans originated by the Banks are on a fully amortized basis. The Banks have no rollover provisions in their loan documents and anticipate that loans will be paid in full by the maturity date.

         RESIDENTIAL LOANS. The primary lending activity of the Banks has been the origination of conventional loans for the acquisition or construction of single-family residences. At December 31, 1996, 87.6% of the total outstanding loans consisted of loans secured by mortgages on one- to four-family residential properties. The Banks also originate loans on multifamily housing (over four units) and condominiums. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon.

         Federal regulations and Ohio law limit the amount which the Banks may lend in relationship to the appraised value of the underlying real estate at the time of loan origination (the "Loan-to-Value Ratio" or "LTV"). In accordance with such regulations and law, the Banks make loans on single-family residences up to 95% of the value of the real estate and improvements. The Banks generally require the borrower on each loan which has an LTV in excess of 90% to obtain private mortgage insurance.

         The Banks have offered adjustable-rate mortgage loans ("ARMs") since 1981. The interest rate adjustment periods on the ARMs offered by the Banks are generally one, three or five years. The interest rates initially charged on ARMs and the new rates at each adjustment date are determined by adding a stated margin to a designated interest rate index. For the past several years, the Banks have used the one-year, three-year and five-year United States Treasury bill rates, adjusted to a constant maturity, as the index for its one-year, three-year and five-year adjustable-rate loans, respectively. The initial interest rate for a three-year and a five-year ARM is set slightly higher than for the one-year ARM to compensate for the reduced interest rate sensitivity. The maximum adjustment at each adjustment date for ARMs is usually 2%, with a maximum adjustment of 6% over the term of the loan. None of the Banks' ARMs have negative amortization features.

         From time to time, the Banks originate ARMs which have an initial interest rate that is lower than the sum of the specified index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully indexed level. The Banks attempt to reduce the risk by underwriting such loans at the fully indexed rate.

         Residential mortgage loans offered by the Banks are usually for terms of 10 to 30 years. Due to the general long-term nature of an investment in mortgage loans, such loans could have an adverse effect upon earnings if such loans do not reprice as quickly as the cost of funds. To minimize such effect, the Banks emphasize the origination of ARMs and sell fixed-rate loans when conditions favor such a sale. Furthermore, experience reveals that, as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods which are substantially shorter than the maturity of such loans.

         Of the total mortgage loans originated by the Banks during the year ended December 31, 1996, 49.7% were ARMs and 50.3% were fixed-rate loans. Adjustable-rate loans comprised 75.4% of Camco's total outstanding loans at December 31, 1996.

         CONSTRUCTION LOANS. The Banks offer residential construction loans both to owner-occupants and to builders for homes being built under contract with owner-occupants. The Banks also make construction loans to persons constructing projects for investment purposes. At December 31, 1996, a total of $20.0 million, or approximately 5.2% of Camco's total loans, consisted of construction loans, primarily for one- to four-family properties.

         Construction loans to owner-occupants are typically adjustable-rate long-term loans on which the borrower pays only interest during the construction period. Some construction loans to builders, however, have terms of up to 18 months at fixed rates of interest.

         Construction loans for investment properties involve greater underwriting and default risks to Camco than do loans secured by mortgages on existing properties or construction loans for single-family residences. Loan funds are advanced upon the security of the project under construction, which is more difficult to value in the case of investment properties before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate precisely the total loan funds required to complete a project and the related Loan-to-Value Ratios. In the event a default on a construction loan occurs and foreclosure follows, Camco could be adversely affected in that it would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 1996, the Banks had one construction loan in the amount of $108,400 on an investment property.

         NONRESIDENTIAL REAL ESTATE LOANS. The Banks originate loans secured by mortgages on nonresidential real estate, including retail, office and other types of business facilities and apartment projects containing 36 or more units. Nonresidential real estate loans are generally made on an adjustable-rate basis for terms of up to 20 years. Nonresidential real estate loans originated by the Banks generally have an LTV of 80% or less. The largest nonresidential real estate loan outstanding at December 31, 1996, was a $1.3 million loan secured by a sixty-four unit apartment complex. Nonresidential real estate loans comprised 3.2% of loans at December 31, 1996.

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. The Banks have endeavored to reduce this risk by carefully evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing or operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation.

         Federal law limits an association's investment in nonresidential real estate loans to 400% of the association's capital. Camco does not anticipate that it will be adversely affected by such limitation because Camco's business strategy includes limited nonresidential real estate lending. At December 31, 1996, Camco's investment in nonresidential real estate loans was approximately 27.8% of its total capital.

         CONSUMER LOANS. The Banks make various types of consumer loans, including loans made to depositors on the security of their savings deposits, automobile loans, education loans, home improvement loans, home equity line of credit loans and unsecured personal loans. Home equity loans and unsecured loans are generally made at a variable rate of interest tied to the base rate on corporate loans, posted by 75% of the nation's 30 largest banks, as reported in The Wall Street Journal. Home equity loans are for terms of up to ten years. Most other consumer loans are generally made at fixed rates of interest for terms of up to ten years. The risk of default on consumer loans during an economic recession is greater than for residential mortgage loans. At December 31, 1996, education, consumer and other loans constituted 6.2% of Camco's total loans.

         LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including: solicitations by Camco's lending staff; referrals from real estate brokers and builders; continuing business with depositors, other borrowers and real estate developers; and walk-in customers. Camco does not use loan brokers. Camco's management stresses the importance of individualized attention to the financial needs of its customers.

         The loan origination process is decentralized, with each of the Banks having autonomy in loan processing and approval for its respective market area. Mortgage loan applications from potential borrowers are taken by one of the loan officers of the Bank originating the loan, after which they are forwarded to the Bank's loan department for processing. On new loans, the loan department typically obtains a credit report, verification of employment and other documentation concerning the borrower and orders an appraisal of the fair market value of the real estate which will secure the loan. Such real estate is thereafter physically inspected and appraised by a staff appraiser or by a designated fee appraiser approved by the Board of Directors of the originating Bank. Upon the completion of the appraisal and the receipt of all necessary information regarding the borrower, the mortgage loan application is submitted to the Bank's loan committee for approval. If the loan is approved, an attorney's opinion of title or title insurance is obtained on the real estate which will secure the loan. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name the originating Bank as an insured mortgagee.

         The procedure for approval of construction loans is the same as for residential mortgage loans, except that the appraisal evaluates the building plans, construction specifications and construction cost estimates. The originating Bank also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

         Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

         LOAN ORIGINATIONS, PURCHASES AND SALES. The Banks have been actively originating new 30-year, 15-year and 10-year fixed-rate real estate loans as well as adjustable-rate real estate loans and consumer loans. Generally all residential fixed-rate loans made by the Banks are originated on documentation which will permit a possible sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or other secondary mortgage market participants. When a mortgage loan is sold to the FHLMC, the selling Bank services the loan by collecting monthly payments of principal and interest and forwarding such payments to the FHLMC, net of a servicing fee. Fixed-rate loans not sold to the FHLMC and all of the ARMs originated by the Banks are held in the Banks' loan portfolios. During the year ended December 31, 1996, Camco sold approximately $61.7 million in loans to the FHLMC and others. Income from loans serviced by Camco for others was $749,000 for the year ended December 31, 1996.

         From time to time, the Banks sell participation interests in mortgage loans originated by them and purchase whole loans or participation interests in loans originated by other lenders. The Banks held whole loans and participations in loans originated by other lenders of approximately $13.7 million at December 31, 1996. Loans which the Banks purchase must meet or exceed the underwriting standards for loans originated by the Banks.

         In recent years, Camco has purchased mortgage-backed securities insured or guaranteed by U.S. Government agencies in order to improve Camco's asset portfolio yield by profitably investing excess funds. Camco intends to continue to purchase such mortgage-backed securities when conditions favor such an investment. See "Investment Activities."

         The following table presents Camco's mortgage loan origination, purchase, sale and principal repayment activity for the periods indicated:

                                                                           Year ended December 31,
                                                      ------------------------------------------------------------------
                                                         1996           1995          1994          1993          1992
                                                      ---------      ---------     ---------     ---------     ---------
                                                                            (Dollars in thousands)
Loans originated:
   Construction                                        $  23,653     $  13,466     $  15,898     $  16,538     $   8,012
   Permanent                                             115,538        97,283       119,368       149,500       114,814
   Consumer and other                                     41,647        26,656        22,711        18,894        15,418
                                                       ---------     ---------     ---------     ---------     ---------

     Total loans originated                              180,838       137,405       157,977       184,932       138,244
                                                       ---------     ---------     ---------     ---------     ---------

Loan participations purchased (1)                             --            --         1,210         3,119         9,664

Reductions:
   Principal repayments (1)                               88,561        68,451        57,609        64,394        56,264
   Loans sold (1)                                         61,687        38,891        41,276       112,441       100,206
   Transfers from loans to real estate owned                  92            70            72           764           317
                                                       ---------     ---------     ---------     ---------     ---------

     Total reductions                                    150,340       107,412        98,957       177,599       156,787

Increase in other items, net (2)                           1,123           370           222           529           663

Increase due to Merger                                    70,006            --            --            --            --
                                                       ---------     ---------     ---------     ---------     ---------
Net increase (decrease)                                $ 101,627     $  30,363     $  60,452     $  10,981     $  (8,216)
                                                       =========     =========     =========     =========     =========

-----------------------

(1)      Includes mortgage-backed  securities.

(2) Other items primarily consist of amortizations of deferred loan origination fees, the provision for losses on loans, mortgage servicing rights and unrealized gains on mortgage-backed securities designated as available for sale.

         FEDERAL LENDING LIMIT. OTS regulations impose a lending limit on the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's total capital for risk-based capital purposes plus any loan reserves not already included in total capital (the "Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans of any type to one borrower of up to $500,000. In addition, the OTS, under certain circumstances, may permit exceptions to the lending limit on a case-by-case basis.

         The largest amount which the Banks could have loaned to one borrower at December 31, 1996, was approximately $1.9 million for Cambridge Savings, $1.3 million for Marietta Savings, $900,000 for First Federal and $2.5 million for First Savings.

         LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, the Banks may receive loan origination fees or "points" of up to 2.0% of the loan amount, depending on the type of loan, plus reimbursement of certain other expenses. Loan origination fees and other fees are a volatile source of income, varying with the volume of lending and economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment to yield over the life of the related loan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91.

         DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. The Banks attempt to minimize loan delinquencies through the assessment of late charges and adherence to established collection procedures. Generally, after a loan payment is 15 days delinquent, a late charge of 5% of the amount of the payment is assessed and a loan officer contacts the borrower by mail or phone to request payment. In certain limited instances, the Banks may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs. The Banks generally initiate foreclosure proceedings, in accordance with applicable laws, when it appears that a modification or moratorium would not be productive.

         Real estate which has been or will be acquired by one of the Banks as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until it is sold. "Real estate owned" is recorded at the lower of the book value of the loan or the fair value of the property less estimated selling expenses at the date of acquisition. Periodically, "real estate owned" is reviewed to ensure that fair value is not less than carrying value, and any allowance resulting therefrom is charged to earnings as a provision for losses on real estate acquired through foreclosure. All costs incurred from the date of acquisition are expensed in the period paid.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                           Year ended December 31,
                                                      ------------------------------------------------------------------
                                                         1996           1995          1994          1993          1992
                                                      ---------      ---------     ---------     ---------     ---------
                                                                            (Dollars in thousands)
Loans delinquent for:
  30 to 89 days                                          $5,438        $4,160        $3,209        $2,497        $1,834
  90 or more days                                         2,373         1,082         1,319         2,044         3,367
                                                         ------        ------        ------        ------        ------

     Total delinquent loans                              $7,811        $5,242        $4,528        $4,541        $5,201
                                                         ======        ======        ======        ======        ======

Ratio of total delinquent
   loans to total net loans                                2.01%         1.79%         1.73%         2.29%         2.81%
                                                           ====          ====          ====          ====          ====

         Nonaccrual status denotes loans for which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet nonaccrual criteria as established by regulatory authorities. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan. The following table sets forth information with respect to Camco's nonaccruing and delinquent loans for the periods indicated.

                                                          At December 31,
                                          ----------------------------------------------------------
                                             1996       1995         1994        1993         1992
                                          ---------   --------     --------    --------     --------
                                                             (Dollars in thousands)
  Loans accounted for on a nonaccrual basis:
       Real estate:
        Residential                        $   908    $   456      $   576      $   842    $   966
        Nonresidential                         655        174           80          127        973
       Consumer and other                       35         --           16           20         43
                                           -------    -------      -------      -------    -------

         Total nonaccrual loans              1,598        630          672          989      1,982
                                           -------    -------      -------      -------    -------

  Accruing loans delinquent 90 days or more:
       Real estate:
         Residential                           652        395          515          882      1,191
         Nonresidential                         --         --           38           97         68
       Consumer and other                      123         57           94           76        126
                                           -------    -------      -------      -------    -------

         Total loans 90 days past due          775        452          647        1,055      1,385
                                           -------    -------      -------      -------    -------

       Total nonperforming loans           $ 2,373    $ 1,082      $ 1,319      $ 2,044    $ 3,367
                                           =======    =======      =======      =======    =======

  Allowance for loan losses                $ 1,247    $ 1,032      $   943      $ 1,028    $   889
                                           =======    =======      =======      =======    =======

  Nonperforming loans as a percent of
     total net loans                           .61%       .37%         .50%        1.03%      1.82%
                                               ===        ===          ===         ====       ====

  Allowance for loan losses as a percent
     of nonperforming loans                   52.5%      95.4%        71.5%        50.3%      26.4%
                                              ====       ====         ====         ====       ====


         As of and for the year ended December 31, 1996, no loans were troubled debt restructurings as defined in SFAS No. 15. The amount of interest income that would have been recorded had nonaccrual loans performed in accordance with contractual terms totaled $89,731 for the year ended December 31, 1996. Interest collected on such loans and included in net income was $68,987.

         At December 31, 1996, there were no loans which were not classified as nonaccrual, 90 days past due or restructured which management considered classifying in the near future due to concerns as to the ability of the borrowers to comply with repayment terms.

         Federal regulations require each of the Banks to classify its assets on a regular basis. Under such regulations, problem assets are to be classified as either (i) "substandard," (ii) "doubtful" or (iii) "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the same weaknesses as substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of existing facts, conditions and value. Assets classified as "loss" are considered uncollectible and of such little value that their treatment as assets without the establishment of a specific reserve is unwarranted. Federal regulations provide for the reclassification of real estate assets by federal examiners.

         Assets classified as substandard or doubtful require the institution to establish prudent general allowances for losses. If an asset or portion thereof is classified as loss, the institution must either establish specific allowances for losses in the amount of 100% of the portion of the asset classified loss or charge off such amount.

         At December 31, 1996, the aggregate amounts of Camco's classified assets were as follows:

                                                       At December 31, 1996
                                                          (In thousands)
                                                       --------------------
      Classified assets:
        Substandard                                            $2,158
        Doubtful                                                   39
        Loss                                                      148
                                                              -------

    Total classified assets                                    $2,345

         The regulations also include a "special mention" category, consisting of assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management's close attention. Camco had assets in the amount of $443,979 designated as "special mention" at December 31, 1996.

         ALLOWANCE FOR LOAN LOSSES. The following table sets forth an analysis of Camco's allowance for loan losses:

                                                                Year ended December 31,
                                                    ------------------------------------------------------------
                                                      1996         1995         1994          1993        1992
                                                    -------     --------      --------      -------     --------
                                                                       (Dollars in thousands)
Balance at beginning of year                         $1,032       $  943        $1,028      $  889          $651
Charge-offs:
   1-4 family residential real estate                     3            -             -         126           151
   Multifamily and nonresidential real estate             -           40           169           -             7
   Consumer                                               3           16            13          53            20
                                                     ------       ------        ------      ------          ----
    Total charge-offs                                     6           56           182         179           178
                                                     ------       ------        ------      ------          ----
Recoveries:
   1-4 family residential real estate                    --           --            --           8            --
   Multifamily and nonresidential real estate            --           --            --          --            63
   Consumer                                               1            2            --          --             1
                                                     ------       ------        ------      ------          ----
    Total recoveries                                      1            2            --           8            64
                                                     ------       ------        ------      ------          ----
Net chargeoffs                                           (5)         (54)         (182)       (171)         (114)
Provision for losses on loans                           111          143            97         310           352
Increase attributable to Merger                         109           --            -           --            --
                                                     ------       ------        ------      ------          ----
Balance at end of year                               $1,247       $1,032        $  943      $1,028          $889
                                                     ======       ======        ======      ======          ====

Net charge-offs to average loans                          -%         .02%          .08%        .09%          .06%
                                                       ====          ===           ===         ===           ===

         The following table sets forth the allocation of Camco's allowance for loan losses by type of loan at the dates indicated:

                                                                      At December 31,
                             ----------------------------------------------------------------------------------------------
                                  1996              1995               1994                1993                 1992
                             ---------------   ---------------   -----------------   ----------------     -----------------
                                     Percent           Percent             Percent            Percent              Percent
                                    of loans          of loans            of loans            of loans            of loans
                                     in each           in each             in each            in each              in each
                                     category          category           category            category            category
                                     to total          to total           to total            to total             to total
                             Amount    loans   Amount    loans   Amount     loans    Amount    loans     Amount     loans
                             ------  --------  ------  --------  ------   --------   ------  ---------   ------   ---------
                                                                (Dollars in thousands)
Balance at year end
   applicable to:
     Mortgage loans          $1,027     93.9%  $  897     91.6%    $809      92.1%   $  805     90.8%      $701       89.9%
     Consumer and other         220      6.1      135      8.4      134       7.9       223      9.2        188       10.1
                             ------    -----   ------    -----    -----     -----    ------    -----       ----      -----
     loans

 Total                       $1,247    100.0%  $1,032    100.0%    $943     100.0%   $1,028    100.0%      $889      100.0%
                             ======    =====   ======    =====     ====     =====    ======    =====       ====      =====


INVESTMENT ACTIVITIES

         Federal regulations require that the Banks maintain a minimum amount of liquid assets, which may be invested in United States Treasury obligations, securities of various agencies of the federal government, certificates of deposit at insured banks, bankers' acceptances and federal funds sold. The Banks are also permitted to make limited investments in commercial paper, corporate debt securities and certain mutual funds, as well as other investments permitted by federal law and regulations. It has generally been Camco's policy to maintain liquid assets at the Banks in excess of regulatory requirements in order to shorten the maturities of the investment portfolios and improve the matching of short-term investments and interest rate sensitive savings deposit liabilities.

         The following table sets forth the composition of Camco's investment securities portfolio, except its stock in the FHLB of Cincinnati, and mortgage-backed securities at the dates indicated:

                                                                  At December 31,
                         ---------------------------------------------------------------------------------------------------
                                       1996                             1995                             1994
                         --------------------------------  --------------------------------  -------------------------------
                         Amortized   % of   Fair    % of   Amortized  % of     Fair    % of   Amortized  % of    Fair   % of
                           cost     Total  value    Total    cost     Total    value   Total    cost     Total   value  Total
                         ---------  -----  -----    -----  ---------  -----    -----   ----- ---------  -----   -----  -----
                                                                   (In thousands)
 Held to maturity:
  U.S. Government
    agency obligations   $21,367     54.2%  $21,312   54.0%   $19,147    63.4%  $18,980   63.0%  $27,185   60.8%  $25,752   60.0%
  Deposits in insured        990      2.5       990    2.5      1,881     6.2     1,881    6.2     7,427   16.6     7,427   17.3
    banks
  Municipal bonds            477      1.2       510     1.3       136      .4       143     .5       148     .4       151    .4
  Mortgage-backed         10,700     27.2    10,735    27.2     5,002    16.6     5,045   16.7     5,452   12.2     5,150  12.0
                         -------    -----   -------   -----   -------    ----   -------  -----    ------  -----   -------  ----
                          33,534     85.1    33,547    85.0    26,166    86.6    26,049   86.4    40,212   90.0    38,480  89.7
Available for sale:
  U.S. Government agency
   obligations             3,523      8.9     3,543     9.0     2,999     9.9     3,045   10.1     2,998    6.7     2,978   6.9
  Corporate equity         1,623      4.1     1,631     4.1        82      .3        86     .3         -     -          -    -
   security
  Mortgage-backed            733      1.9       742     1.9       968     3.2       985    3.2     1,487     3.3    1,464   3.4
  securities             -------    -----   -------   -----   -------    ----   -------  -----    ------   -----   ------  ----
                           5,879     14.9     5,916    15.0     4,049    13.4     4,116   13.6     4,485    10.0    4,442  10.3
                         -------    -----   -------   -----   -------    ----   -------  -----    ------   -----   ------  ----
    Total investments
      and
      mortgage-backed    $39,413    100.0%  $39,463   100.0%  $30,215   100.0%  $30,165  100.0%  $44,697  100.0%  $42,922  100.0%
      securities         =======    =====   =======   =====   =======   =====   =======  =====   =======  =====   =======  =====

         The following table presents the contractual maturities or terms to repricing of Camco's investment securities, except its stock in the FHLB of Cincinnati and corporate equity securities, and mortgage-backed securities and the weighted average yields at December 31, 1996:


                                                               At December 31, 1996
                       ----------------------------------------------------------------------------------------------------
                                                After one           After five
                            One year or        through five        through ten        After ten
                               less               years               years             years                Total
                       ------------------  ------------------  ----------------- ---------------- -------------------------
                                                                                                                    Weighted
                       Amortized  Average  amortized  Average  Amortized Average Amortized Average  Amortized  Fair  average
                        cost      yield      cost      yield     cost     yield    cost    yield      cost     value  yield
                       ------    -------   ---------  ------   --------- ------  --------- -------  ---------  ----- -------
                                                             (Dollars in thousands)
  U.S. Government
    agency             $4,543     6.50%   $19,860     6.36%   $   487    5.83%   $   -      -%   $24,890   $24,855     6.37%
    obligations
  Deposits in
    insured banks         792     5.93        198     6.14          -       -         -     -        990       990     5.97
  Municipal bonds          63     5.20        235     7.08          -       -       179   7.00       477       510     6.80
  Mortgage-backed
    securities            390     6.88      2,495     6.86      2,151     6.36    6,397   7.13    11,433    11,477     6.92
                       ------     ----    -------     ----     ------     ----   -------   ----  --------  -------     ----
      Total            $5,788     6.43%   $22,788     6.42%    $2,638     6.26%  $6,576   7.12%  $37,790   $37,832     6.53%
                       ======     ====    =======     ====     ======     ====   ======   ====   =======   =======     ====


DEPOSITS AND BORROWINGS

         GENERAL. Deposits have traditionally been the primary source of Camco's funds for use in lending and other investment activities. In addition to deposits, Camco derives funds from interest payments and principal repayments on loans, advances from the FHLB of Cincinnati and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rate and money market conditions. Borrowings from the FHLB of Cincinnati are used on a short-term basis to compensate for reductions in the availability of funds from other sources. FHLB advances and other borrowings are also used on a longer term basis for general business purposes.

         DEPOSITS. Deposits are attracted principally from within Camco's primary market area through the offering of a broad selection of deposit instruments, including interest and non-interest bearing checking accounts, money market deposit accounts, regular passbook savings accounts, term certificate accounts and retirement savings plans. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management of the Banks based on their particular liquidity requirements, growth goals and interest rates paid by competitors. Interest rates paid by Camco on deposits are not limited by federal or state law or regulation. Camco generally does not obtain funds through brokers or offer premiums to attract deposits. Camco does not have a significant amount of savings accounts from outside its primary market area.

         The following table sets forth the dollar amount of deposits in the various types of savings programs offered by the Banks at the dates indicated:

                                                                 At December 31
                                                   -------------------------------------------------------------------------
                                                        1996                    1995                        1994
                                      Weighted     ------------------   ----------------------     -------------------------
                                       average              Percent                   Percent                      Percent
                                       rate at              of total                  of total                     of total
                                      12/31/96     Amount    deposits    Amount       deposits        Amount       deposits
                                      --------     ------   ---------    ------       --------       --------      --------
                                                                      (Dollars in thousands)
Withdrawable accounts:
   Interest and non-interest bearing
    accounts                            1.93%      $ 47,078    13.1%    $  44,591       15.6%        $  41,658       15.6%
   Money market demand accounts         3.64         17,186     4.8        15,047        5.2            20,756        7.8
   Passbook and statement savings
    accounts                            3.01         58,610    16.4        50,498       17.6            57,981       21.7
                                        ----       --------    ----     ---------       ----         ---------       ----
     Total withdrawable accounts        2.68        122,874    34.3       110,136       38.4           120,395       45.1

Certificates accounts:
   Term:
     Seven days to one year             5.59         46,143    12.9        19,332        6.7           19,994        7.5
     One to two years                   5.77         66,674    18.6        54,336       19.0           41,228       15.5
     Two to eight years                 6.31         82,747    23.1        70,198       24.5           67,621       25.3
   Negotiated rate certificates         5.69         21,786     6.1        21,446        7.5            7,489        2.8
Individual retirement accounts          5.90         17,785     5.0        11,126        3.9           10,134        3.8

  Total certificate accounts            5.93        235,135    65.7       176,438       61.6          146,466       54.9
                                        ----       --------   -----      --------      -----         --------      -----
Total deposits                          4.81%      $358,009   100.0%     $286,574      100.0%        $266,861      100.0%
                                        ====       ========   =====      ========      =====         ========      =====


         The following table presents the amount and remaining maturities of Camco's time deposits at December 31, 1996:

                                                               Amount Due
                                ------------------------------------------------------------------------
                                  Up to                                            Over
                                one year       1-3 years        3-5 years        5 years          Total
                                --------       ---------        ---------        -------          -----
                                                         (Dollars in thousands)
Amount maturing                 $145,780         $83,038          $4,149           $2,168       $235,135
                                ========         =======          ======           ======       ========
Average rate                        5.74%           5.89%           6.51%            6.78%          5.82%
                                    ====            ====            ====             ====           ====


         The following table sets forth the amount and maturities of Camco's time deposits in excess of $100,000 at December 31, 1996:

                               Maturity                                At December 31, 1996
                               --------                                --------------------
                                                                          (In thousands)
                               Three months or less                            $10,756
                               Over three to six months                          4,489
                               Over six to twelve months                        10,347
                               Over twelve months                               12,300
                                                                               -------
                                    Total                                      $37,892
                                                                               =======

         BORROWINGS. The twelve regional FHLBs function as central reserve banks, providing credit for their member institutions. As members in good standing of the FHLB of Cincinnati, the Banks are authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Advances are made pursuant to several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's regulatory capital or on the FHLB's assessment of the institution's creditworthiness. Under current regulations, a member institution must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender ("QTL") test. See "REGULATION - Federal Regulation -- Qualified Thrift Lender Test." If an institution meets the QTL test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an institution does not meet the QTL test, it will be eligible for such advances only to the extent it holds QTL test assets. At December 31, 1996, each of the Banks met the QTL test.

         The following table sets forth the maximum amount of Camco's FHLB advances outstanding at any month end during the periods shown and the average aggregate balances of FHLB advances for such periods:

                                                                Year ended December 31,
                                                       -----------------------------------------
                                                       1996               1995              1994
                                                       ----               ----              ----
                                                                 (Dollars in thousands)
Maximum amount outstanding                             $57,354           $32,205          $28,114

Average amount outstanding                              35,678            27,940           11,631

Weighted average interest cost of FHLB advances

   based on month end balances                           5.93%              6.37%            6.33%


         The following table sets forth certain information with respect to Camco's FHLB advances at the dates indicated:

                                                                 At December 31,
                                                      ------------------------------------------
                                                      1996                1995              1994
                                                      ----                ----              ----
                                                                (Dollars in thousands)
Amount outstanding                                    $57,354            $26,078         $26,511

Weighted average interest rate                           5.87%              6.31%           7.00%


YIELDS EARNED AND RATES PAIDYIELDS EARNED AND RATES PAID

         The following table sets forth the weighted average yields earned on Camco's interest-earning assets, the weighted average interest rates paid on Camco's interest-bearing liabilities and the interest rate spread between the weighted average yields earned and rates paid by Camco at the dates indicated:

                                                                               At December 31,
                                                                -------------------------------------------
                                                                 1996               1995               1994
                                                                 ----               ----               ----
Weighted average yield on:
   Loan portfolio                                                8.23%               8.32%              7.59%
   Investment portfolio                                          6.25                6.00               5.89
   Interest-earning assets                                       8.01                8.07               7.33
Weighted average rate paid on:

   Deposits                                                      4.81                4.68               4.10
   FHLB advances                                                 5.87                6.31               7.00
   Interest-bearing liabilities                                  4.96                4.82               4.29
Interest rate spread (spread between weighted
   average rate on all interest-earning assets
   and all interest-bearing liabilities)                         3.05                3.25               3.04

AVERAGE YIELD AND RATE ANALYSIS

         The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. Balances are based on the average of month-end balances which, in the opinion of management, do not differ materially from daily balances:

                                                                   Year ended December 31,
                              -----------------------------------------------------------------------------------------------
                                            1996                             1995                            1994
                              ------------------------------    -----------------------------   -----------------------------
                               Average    Interest    Average     Average   Interest  Average     Average    Interest  Average
                              outstanding  earned/     yield/   outstanding  earned/   yield/   outstanding   earned/   yield/
                               balance       paid       rate       balance    paid      rate      balance      paid      rate
                              -----------  -------    -------   ----------- --------  --------  -----------  --------  -------
Interest-earning assets:
  Loans receivable (1)         $319,730    $26,621     8.33%      $281,358  $22,939     8.15%     $215,732   $16,622     7.70%
  Mortgage-backed
    securities (2)                6,908        474     6.86          6,533      423     6.47         9,778       497     5.08
  Investment securities (2)      23,833      1,448     6.08         26,339    1,570     5.96        29,109     1,826     6.27
  Interest-bearing deposits
    and other                     9,359        717     7.66          8,176      508     6.21        21,826       814     3.73
                               --------     ------     ----       --------   ------     ----      --------    ------     ----
      Total interest-earning   $359,830     29,260     8.13       $322,406   25,440     7.89      $276,445    19,759     7.15
         assets                ========                           ========                        ========

Interest-bearing liabilities:
   Deposits                     306,437     13,933     4.55        280,683   12,478     4.45       255,607     9,497     3.72
   FHLB advances and other
     borrowings                  35,678      2,113     5.93         27,940    1,779     6.37        11,631       736     6.33
                               --------     ------     ----       --------   ------     ----      --------    ------     ----
      Total interest-bearing
         liabilities           $342,115     16,046     4.69       $308,623   14,257     4.62      $267,238    10,233     3.83
                               ========     ------     ----       ========   ------     ----      ========    ------     ----

Net interest income; interest
   rate spread                             $13,214     3.44%                $11,183     3.27%               $  9,526     3.32%
                                           =======     ====                 =======     ====                ========     ====
Net interest margin (3)                                3.67%                            3.47%                            3.45%
                                                       ====                             ====                             ====
Average interest-earning
   assets to average
   interest-bearing                                   105.18%                         104.47%                          103.45%
   liabilities                                        ======                          ======                           ======

-------------------------------------

(1)     Includes nonaccrual loans.

(2)     Includes securities designated as available for sale.

(3)     Net interest income as a percent of average interest-earning assets.

RATE/VOLUME ANALYSIS

         The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Camco's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been designated as "Other."

                                                               Year ended December 31,
                                  ------------------------------------------------------------------------------------
                                         1996 vs. 1995                                     1995 vs. 1994
                                  ------------------------------------------------------------------------------------
                                     Increase (decrease) due to                      Increase (decrease) due to
                                  ------------------------------               ---------------------------------------
                                   Volume      Rate       Other     Total      Volume      Rate       Other      Total
                                   ------      ----       -----     -----      ------      ----       -----      -----
                                                                  (Dollars in thousands)
Interest income attributable to:
  Loans receivable (1)             $3,142      $ 518       $ 73      $3,733    $4,735     $1,181     $  327      $6,243
  Investment securities               (80)       173         (6)         87      (851)       427       (138)       (562)
                                   ------      -----       ----      ------    ------     ------     ------      ------
    Total interest income           3,062        691         67       3,820     3,884      1,608        189       5,681
                                   ------      -----       ----      ------    ------     ------     ------      ------

Interest expense attributable
to:
  Deposits                          1,146        281         28       1,455       932      1,866        183       2,981
  FHLB advances and other
    borrowings                        493       (123)       (36)        334     1,032          5          6       1,043
                                   ------      -----        ---      ------    ------    --------    ------     -------

    Total interest expense          1,639        158         (8)      1,789     1,964      1,871        189       4,024
                                   ------      -----        ---      ------    ------    -------     ------      ------

Increase (decrease) in net

  interest income                  $1,423      $ 533       $ 75      $2,031    $1,920    $  (263)   $     -      $1,657
                                   ======      =====       ====      ======    ======    =======    =======      ======

-----------------------------

(1)      Includes mortgage-backed  securities.

COMPETITION

         Camco competes for deposits with other savings associations, savings banks, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, Camco competes with other savings banks, savings associations, commercial banks, consumer finance companies, credit unions and other lenders. Camco competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of the services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

         Competition is affected by federal laws which enable bank holding companies ("BHCs") to acquire control of any savings association or holding company thereof wherever located. In addition, federal law permits the merger or consolidation of any federal savings association into any other depository institution, subject to restrictions on interstate acquisitions. Ohio law permits savings and loan associations or holding companies having their principal place of business in any state having reciprocal legislation to charter or otherwise acquire an Ohio savings and loan association or holding company. Such laws may increase the number and size of financial institutions competing with Camco. Such increased competition may have an adverse effect upon Camco.

SERVICE CORPORATION ACTIVITIES

         Federal regulations permit savings associations to invest an amount up to 2% of their assets in the stock, paid-in surplus and unsecured obligations of subsidiary service corporations engaged in certain activity. In addition, federal regulations generally authorize such institutions which meet the minimum regulatory capital requirements to invest up to 50% of their regulatory capital in conforming first mortgage loans made by service corporations.

         At December 31, 1996, Cambridge Savings and Marietta Savings each had a direct investment in the capital stock of CMC in the amount of $592,861. The principal business of CMC is originating first mortgage loans on residential real estate located primarily in Coshocton, Muskingum, Stark and Tuscarawas Counties, Ohio. Loans originated by CMC are generally sold to Cambridge Savings. CMC originated $45.3 million of mortgage loans in 1996, $45.0 million of which were sold to Cambridge Savings, compared to $50.5 million of mortgage loans in 1995, $47.4 million of which were sold to Cambridge Savings.

         Marietta Savings had a direct investment in the capital stock of WestMar in the amount of $251,740 at December 31, 1996. The principal business of WestMar is originating first mortgage loans on residential real estate located in Wood County, West Virginia. WestMar originated $8.4 million of mortgage loans in 1996, $7.5 million of which were sold to Marietta Savings, compared to $8.0 million of mortgage loans in 1995, $7.6 million of which were sold to Marietta Savings.

         At December 31, 1996, First Savings' investment in First S&L Corporation totaled $15,000. First S&L Corporation has not conducted any business other than the acquisition of stock in a data processing company.

EMPLOYEES

         As of December 31, 1996, Camco had 153 full-time employees and 15 part-time employees. Camco believes that relations with its employees are excellent. Camco offers health and disability benefits, a 401(k) salary savings plan and a contributory defined benefit pension plan, which Camco is in the process of terminating. None of the employees of Camco are represented by a collective bargaining unit.

                                   REGULATION

GENERAL

         As a savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933, as amended (the "HOLA"), Camco is subject to regulation, examination and oversight by the OTS. First Federal and First Savings are subject to regulation by the OTS and the FDIC. Cambridge Savings and Marietta Savings are subject to regulation by the Division and the FDIC. Camco and the Banks must file periodic reports with these governmental agencies, as applicable, concerning their activities and financial condition. Examinations are conducted periodically by the applicable regulators to determine whether Camco and the Banks are in compliance with various regulatory requirements and are operating in a safe and sound manner. The Banks are members of the FHLB of Cincinnati and are also subject to certain regulations promulgated by the Board of Governors of the Federal Reserve System ("FRB").

        Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations, and the Department of the Treasury is preparing a report for Congress on the development of a common charter for all federally-chartered financial institutions. Pursuant to such legislation, Congress may eliminate the OTS and the First Federal and First Savings may be regulated under federal law as banks or be required to change their charters. Such change in regulation or charter would likely change the range of activities in which the First Federal and First Savings may engage and would probably subject the First Federal and First Savings to more regulation by the FDIC. In addition, Camco might become subject to different holding company regulations which may limit the activities in which Camco may engage, and subject Camco to other additional regulatory requirements, including separate capital requirements. At this time, Camco cannot predict when or whether Congress may actually pass legislation regarding the regulatory requirements or charter of Camco, First Federal and First Savings. Although such legislation may change the activities in which Camco, First Federal and First Savings are authorized to engage, it is not anticipated that the current activities of Camco, First Federal and First Savings will be materially affected by those activity limits.

OHIO REGULATION

         As savings banks incorporated under Ohio law, Cambridge Savings and Marietta Savings are subject to regulation by the Division. Such regulation affects the internal organization of Cambridge Savings and Marietta Savings, as well as their savings, mortgage lending and other investment activities. Ohio law requires that Cambridge Savings and Marietta Savings each maintain at least 60% of their assets in housing-related and other specified investments. At December 31, 1996, Cambridge Savings and Marietta Savings had at least 60% of their respective assets in such investments. The ability of Ohio savings banks to engage in certain state-authorized investments is subject to oversight and approval by the FDIC. See "Federal Regulation - State Chartered Bank Activities."

         Ohio law generally limits the aggregate amount that a savings bank can lend to one borrower to an amount equal to 15% of the institution's unimpaired capital and surplus. Based on such limit, Cambridge Savings and Marietta Savings were able to lend approximately $1.9 million and $1.3 million, respectively, to one borrower at December 31, 1996. A savings bank may lend to one borrower an additional amount not to exceed 10% of the institution's unimpaired capital and surplus, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral."

         The Division is responsible for the regulation and supervision of Ohio savings banks in accordance with the laws of the State of Ohio. Periodic examinations by the Division are usually conducted on a joint basis with the federal examiners. Ohio law requires that Cambridge Savings and Marietta Savings maintain federal deposit insurance as a condition of doing business.

         Any mergers involving, or acquisitions of control of, Ohio savings banks must be approved by the Division. The Division may initiate certain supervisory measures or formal enforcement actions against Ohio savings banks. Ultimately, if the grounds provided by law exist, the Division may place an Ohio savings bank in conservatorship or receivership.

         In addition to being governed by the laws of Ohio specifically governing savings banks, Cambridge Savings and Marietta Savings are also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings banks.

FEDERAL REGULATION

         SUPERVISION AND EXAMINATION. The FDIC is responsible for the regulation and supervision of all commercial banks and state savings banks that are not members of the Federal Reserve System ("Non-member Banks"), including Cambridge Savings and Marietta Savings. The OTS is responsible for the regulation and supervision of all savings associations, including First Federal and First Savings. Each of the Banks must undergo a full-scope, on-site examination by its primary federal regulator at least (a) once every twelve months, if the bank has total assets of $250 million or more, or (b) once every eighteen months, if the institution has total assets of less than $250 million and satisfies other specified criteria. In lieu of conducting its own examination, the federal regulator may accept a state examination every other examination period.

         The FDIC issues regulations governing the operations of Non-member Banks, examines such institutions and may initiate enforcement actions against such institutions and certain persons affiliated with them for violations of laws and regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the FDIC may appoint a conservator or a receiver for a Non-member Bank.

         The OTS issues regulations governing the operations of savings associations, regularly examines such institutions and imposes assessments on savings associations based on their asset size to cover the costs of this supervision and examination. It also promulgates regulations that prescribe permissible activities for federally chartered associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and securities they may make. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

         Non-member Banks and savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an institution to open a new branch or engage in a merger transaction.

         STATE-CHARTERED BANK ACTIVITIES. The ability of Cambridge Savings and Marietta Savings to engage in any state-authorized activities or make any state-authorized investments, as principal, is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, national banks. Engaging as a principal in any such activity or investment not permissible for a national bank is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. Most equity and real estate investments (excluding office space and other real estate owned) authorized by state law are not permitted for national banks. Certain exceptions are granted for activities deemed by the FRB to be closely related to banking and for FDIC-approved subsidiary activities.

         LIQUIDITY. OTS regulations require that each of First Federal and First Savings maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawable savings deposits plus borrowings payable in one year or less. Federal regulations also require each association to maintain an average daily balance of short-term liquid assets of not less than 1% of the total of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet liquidity requirements. The average eligible liquidity of First Federal and First Savings, as computed under current regulations, was approximately $5.4 million, or 7.1% and $10.2 million, or 14.3%, respectively, for the month of December 1996, and exceeded the applicable 5% liquidity requirement by approximately $1.6 million and $6.7 million, respectively.

         Cambridge Savings and Marietta Savings are not required to maintain a specific level of liquidity; however, the FDIC expects them to maintain adequate liquidity to protect safety and soundness.

        QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL test. Prior to September 30, 1996, the QTL test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans, and stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL test, effective September 30, 1996, pursuant to which a savings association will qualify as a QTL thrift if at least 60% of the institution's assets (on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At December 31, 1996, each of the Banks met the QTL test.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations, including First Federal and First Savings, to make capital distributions, including dividend payments. OTS regulations also establish a three-tier system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

         Tier 1 consists of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year equal to the greater of 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. First Federal and First Savings meet the requirements for a Tier 1 association and have not been notified of any need for more than normal supervision.

         Tier 2 consists of associations that before and after the proposed distribution meet their current minimum, but not fully phased-in, capital requirements. Associations in this category may make capital distributions of up to 75% of net income over the most recent four-quarter period. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution. Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must also obtain OTS approval. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

         In December 1994, the OTS issued a proposal to amend the capital distributions limits. Under that proposal, associations which are not owned by a holding company and which have a CAMEL examination rating of 1 or 2 could make a capital distribution without notice to the OTS, if they remain adequately capitalized, as described above, after the distribution is made. Any other association seeking to make a capital distribution that would not cause the association to fall below the capital levels to qualify as adequately capitalized or better, would have to provide notice to the OTS. Except under limited circumstances and with OTS approval, no capital distributions would be permitted if it caused the association to become undercapitalized or worse.

         As subsidiaries of Camco, First Federal and First Savings are required to give the OTS 30-days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period.

         LENDING LIMITS. OTS regulations generally limit the aggregate amount that First Federal and First Savings can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's unimpaired capital and surplus, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 for any purpose. In applying these limits, the regulations require that loans to certain related borrowers be aggregated. At December 31, 1996, First Federal and First Savings were in compliance with these lending limits. See "Lending Activities - Federal Lending Limit."

         REGULATORY CAPITAL REQUIREMENTS. The Banks are required by applicable law and regulations to meet certain minimum capital requirements. The capital standards include a leverage limit, or core capital requirement, a tangible capital requirement applicable to First Federal and First Savings, and a risk-based capital requirement.

         For First Federal and First Savings, the leverage limit requires "core capital" of at least 3% of total assets. "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations and certain purchased mortgage servicing rights.

         The tangible capital requirement provides that First Federal and First Savings must maintain "tangible capital" of not less than 1.5% of its adjusted total assets. "Tangible capital" is defined as core capital minus any "intangible assets".

         For Cambridge Savings and Marietta Savings, the leverage capital requirement is a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well diversified risk and minimal anticipated growth or expansion, and between 4% and 5% of average total consolidated assets if they do not meet those criteria. "Tier 1" capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less all intangibles, other than includable purchased mortgage servicing rights and credit card relationships.

         Pursuant to the risk-based capital requirement, the Banks must maintain total capital, which consists of core or Tier 1 capital and certain general valuation reserves, of 8% of risk-weighted assets. For purposes of computing risk-based capital, assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100%, depending on their relative risk. There are certain differences between the risk weightings applicable to First Federal and First Savings and those applicable to Cambridge Savings and Marietta Savings.

         The following tables present certain information regarding compliance by the Banks with applicable regulatory capital requirements at December 31, 1996:

                                                                   At December 31, 1996
                                  ---------------------------------------------------------------------------------------
                                                                                                 To be "well-capitalized"
                                                                      For capital                 under prompt corrective
                                           Actual                  adequacy purposes                 action provisions
                                  -----------------------         ---------------------          ------------------------
                                  Amount           Ratio          Amount          Ratio          Amount             Ratio
                                                                 (Dollars in thousands)
Cambridge Savings
-----------------
Total capital
   (to risk-weighted assets)     $13,176            13.4%            $7,840         8.0%           $9,800          10.0%

Tier I Capital
   (to risk-weighted assets)      12,786            13.0%             3,920         4.0%            5,880           6.0%

Tier I Leverage                   12,786             7.2%             7,087         4.0%            8,859           5.0%


Marietta Savings
----------------
Total capital
   (to risk-weighted assets)      $8,726            12.3%            $5,654         8.0%           $7,067          10.0%

Tier I Capital
   (to risk-weighted assets)       8,354            11.8%             2,827         4.0%            4,240           6.0%

Tier I Leverage                    8,354             7.3%             4,547         4.0%            5,684           5.0%


First Federal
-------------
Tangible capital                  $6,232             7.2%            $1,300         1.5%           $4,334            5.0%

Core capital                       6,232             7.2%             2,601         3.0%            5,201            6.0%

Risk-based capital                 6,482            13.7%             3,788         8.0%            4,735           10.0%


First Savings
-------------
Tangible capital                 $12,709            14.7%            $1,299         1.5%           $4,330            5.0%

Core capital                      12,709            14.7%             2,598         3.0%            5,196            6.0%

Risk-based capital                12,802            27.8%             3,680         8.0%            4,601           10.0%


         The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to that requirement, a savings association would have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio, as determined under the methodology established by the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of that excess exposure from its total capital when determining its level of risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio of greater than 12% will not be subject to this requirement. First Federal and First Savings currently qualifies for such exception. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individual basis for any association to take into account risks due to concentrations of credit and non-traditional activities.

         The FDIC has adopted a new interest rate risk component to the capital requirements applicable to Non-member Banks. It includes a final rule to allow for an increase in a Non-member Bank's risk-based capital requirements on an individualized basis to address the bank's exposure to a decline in the economic value of its capital due to a change in interest rates. It also includes a proposed policy to provide for measurement of such decline in economic value by determining the amount of change in the present value of an institution's assets, liabilities and off-balance sheet items as a result of a 200 basis point change in interest rates, and taking into account an institution's management of its interest rate risk and the overall risk exposure of the institution. There is a proposed exemption from the policy for small, well-managed institutions with moderate interest rate risk exposure based on asset maturities or repricing schedules. Such institutions must still measure and assess interest rate risk.

         The FDIC has an outstanding proposal to add a market risk component to the capital requirements of Non-member Banks. Such component would require additional capital for general or specific market risk of trading portfolios of debt and equity securities and other investments or assets. The policy will apply to an institution with less than $5 billion in assets only if its trading portfolio constitutes at least 10% of the institution's assets. Cambridge Savings and Marietta Savings cannot predict in what form this market risk component will be adopted, if at all. At December 31, 1996, Cambridge Savings and Marietta Savings did not have a trading portfolio. The FDIC may also require additional capital to address concentrations of credit and non-traditional activities on a case-by-case basis.

         The OTS and FDIC have adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations and Non-member Banks. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the applicable agency has less flexibility in determining how to resolve the problems of the institution. The agencies have defined these capital levels as follows: (1) well-capitalized institutions must have total risk-based capital of at least 10%, core or Tier 1 risk-based capital (consisting only of items that qualify for inclusion in core or Tier 1 capital) of at least 6% and core or Tier 1 capital of at least 5%; (2) adequately capitalized institutions are those that meet the regulatory minimum of total risk-based capital of at least 8%, core or Tier 1 risk-based capital (consisting only of items that qualify for inclusion in core or Tier 1 capital) of at least 4% and core or Tier 1 capital of at least 4% (except for institutions receiving the highest examination rating and with an acceptable level of risk, in which case the core or Tier 1 capital level is at least 3%); (3) undercapitalized institutions are those that do not meet regulatory limits, but that are not significantly undercapitalized; (4) significantly undercapitalized institutions have total risk-based capital of less than 6%, core or Tier 1 risk-based capital (consisting only of items that qualify for inclusion in core or Tier 1 capital) of less than 3% and core or Tier 1 capital of less than 3%; and (5) critically undercapitalized institutions are those with core or Tier 1 capital of less than 2% of total assets. In addition, the agency generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition.

         An undercapitalized institution must submit a capital restoration plan to the applicable agency within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Banks' capital levels at December 31, 1996, met the standards for well-capitalized institutions.

         Federal law prohibits a financial institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized. In addition, each company controlling an undercapitalized institution must guarantee that the institution will comply with its capital restoration plan until the institution has been adequately capitalized on an average during each of the four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the institution's total assets at the time it became undercapitalized or
(b) the amount necessary to bring the institution into compliance with all capital standards applicable to such institution at the time the institution fails to comply with its capital restoration plan.

  FEDERAL DEPOSIT INSURANCE CORPORATION

        DEPOSIT INSURANCE AND ASSESSMENTS. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. The Banks are members of the SAIF and their deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including the Banks, and has authority to initiate enforcement actions against federally insured savings associations, if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

        The FDIC is required to maintain designated levels of reserves in each fund. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

        Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy savings associations were reduced significantly below the level paid by healthy savings associations effective in mid-1995. Assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in late 1995. Such excess equalled approximately $.23 per $100 in deposits beginning in 1996. This premium disparity had a negative competitive impact on the Banks and other institutions in the SAIF.

        Federal legislation, which was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain banks holding SAIF-insured deposits were required to pay the same special assessment on 80% of deposits at March 31, 1995. In addition, part of the cost of prior thrift failures, which had previously been paid only by SAIF members, will be paid by BIF members. As a result, BIF assessments for healthy banks in 1997 will be $.013 per $100 in deposits and SAIF assessments for healthy institutions in 1997 will be $.064 per $100 in deposits.

        The Banks had $277.3 million in deposits at March 31, 1995. The Banks paid a special assessment of $1.8 million in November 1996, which was accounted for and recorded as of September 30, 1996. This assessment is tax-deductible, but has reduced earnings for the year ended December 31, 1996.

TRANSACTIONS WITH AFFILIATES AND INSIDERS

         Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. The Banks were in compliance with such restrictions at December 31, 1996.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate is any company or entity which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of a savings association and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or the subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. In addition to limits in Sections 23A and 23B, First Federal and First Savings may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate, except shares of a subsidiary. Exemptions from Sections 23A or 23B of the FRA may be granted only by the FRB. The Banks were in compliance with these requirements at December 31, 1996.

CHANGE IN CONTROL

         FEDERAL LAW. The Federal Deposit Insurance Act (the "FDIA") provides that no person, acting directly or indirectly or in concert with one or more persons, shall acquire control of any insured depository institution or holding company, unless 60-days prior written notice has been given to the primary federal regulator for that institution and such regulator has not issued a notice disapproving the proposed acquisition. Control, for purposes of the FDIA, means the power, directly or indirectly, alone or acting in concert, to direct the management or policies of an insured institution or to vote 25% or more of any class of securities of such institution. Control exists in situations in which the acquiring party has direct or indirect voting control of at least 25% of the institution's voting shares, controls in any manner the election of a majority of the directors of such institution or is determined to exercise a controlling influence over the management or policies of such institution. In addition, control is presumed to exist, under certain circumstances where the acquiring party (which includes a group "acting in concert") has voting control of at least 10% of the institution's voting stock. These restrictions do not apply to holding company acquisitions. See "Holding Company Regulation".

         OHIO LAW. A statutory limitation on the acquisition of control of an Ohio savings bank requires the written approval of the Division prior to the acquisition by any person or entity of a controlling interest in an Ohio association. Control exists, for purposes of Ohio law, when any person or entity which, either directly or indirectly, or acting in concert with one or more other persons or entities, owns, controls, holds with power to vote, or holds proxies representing, 15% or more of the voting shares or rights of an association, or controls in any manner the election or appointment of a majority of the directors. A director will not be deemed to be in control by virtue of an annual solicitation of proxies voted as directed by a majority of the board of directors. Ohio law also requires that certain acquisitions of voting securities that would result in the acquiring shareholder owning 20%, 33-1/3% or 50% of the outstanding voting securities of Camco must be approved in advance by the holders of at least a majority of the outstanding voting shares represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting, excluding the voting shares by the acquiring shareholder. This statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers. Under certain circumstances, interstate mergers and acquisitions involving savings banks incorporated under Ohio law are permitted by Ohio law. A financial institution or financial institution holding company with its principal place of business in another state may acquire a savings and loan association or savings and loan holding company incorporated under Ohio law if, in the discretion of the Division, the laws of such other state give an Ohio institution or an Ohio holding company reciprocal rights.

HOLDING COMPANY REGULATION

         Camco is a multiple savings and loan holding company subject to the regulatory oversight, examination and enforcement authority of the OTS. Though Cambridge Savings and Marietta Savings are not savings associations, they have elected to be treated as such for holding company purposes, so that Camco is not regulated as a bank holding company. Camco is required to register and file periodic reports with the OTS. If the OTS determines that the continuation of a particular activity by a savings and loan holding company constitutes a serious threat to the financial condition of its subsidiary institutions, the OTS may impose restrictions on the holding company. Such restrictions may include limiting the payment of dividends, transactions with affiliates or any other activities deemed to pose a serious threat to the subsidiary institutions.

         Generally, no savings and loan holding company may (i) acquire or retain control of a savings association or another savings and loan holding company or control the assets thereof or (ii) acquire or retain more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary, without the prior written approval of the Director of the OTS. Additionally, under certain circumstances a savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash, without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         The Director of the OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

         As a multiple savings and loan holding company, the activities of Camco and those of any of its subsidiaries (other than the Banks) are subject to certain restrictions. Generally, no multiple savings and loan holding company or subsidiary thereof that is not a savings association may engage in any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or an escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) engaging in those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) furnishing or performing such other services or engaging in those activities authorized by the FRB as permissible for bank holding companies, unless the director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company.

         Federal law provides that an insured institution shall be liable for any loss incurred by the FDIC in connection with the default or potential default of, or federal assistance provided to, an insured institution which is controlled by the same holding company. Such loss would be apportioned among all of the insured institutions controlled by the holding company.

FEDERAL RESERVE REQUIREMENTS

         FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $49.3 million (subject to an exemption of up to $4.4 million), and of 10% of net transaction accounts in excess of $49.3 million. At December 31, 1996, each of the Banks was in compliance with its reserve requirements.

FEDERAL HOME LOAN BANK SYSTEM

         The FHLBs provide credit to their members in the form of advances. As members of the FHLB of Cincinnati, the Banks are each required to maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of their residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of their advances from the FHLB of Cincinnati. Camco is in compliance with this requirement with an aggregate investment by the Banks in FHLB of Cincinnati stock of $3.9 million at December 31, 1996.

         Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required to obtain and to maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

         Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance. The FHLBs have established the "Affordable Housing Program" to subsidize the interest rate on advances to member associations engaged in lending for long-term, low- and moderate-income, owner-occupied and affordable rental housing at subsidized rates. The FHLB of Cincinnati reviews and accepts proposals for subsidies under that program twice a year. Cambridge Savings and First Federal have participated in this program.

FEDERAL TAXATION

         Camco and its subsidiaries are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, Camco and its subsidiaries are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1996, Camco and its subsidiaries are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, including the Banks, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Code, or one of the two reserve methods of Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995, 1994 and 1993, Camco used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method.

         The Act eliminated the percentage of taxable income reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer, and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that becomes a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that becomes a small bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of
(a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less then its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential real and church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e) as modified by the Act which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (excess to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Banks to Camco is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Banks' gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1996, the Banks pre-1988 reserves for tax purposes totaled approximately $5.9 million. Camco believes the Banks had approximately $23.6 million of accumulated earnings and profits for tax purposes as of December 31, 1996, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See "REGULATION - Federal Regulations -- Limitations on Capital Distributions." No representation can be made as to whether the Banks will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Camco have been audited or closed without audit through fiscal year 1992. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Camco.

         OHIO TAXATION. Camco and East Ohio are each subject to an Ohio franchise tax based on the higher of the tax computed on its (1) adjusted net worth or (2) adjusted federal taxable income.

         The Banks are subject to an Ohio franchise tax based on their adjusted net worth (including certain reserves). The resultant net taxable value of capital is taxed at a rate of 1.5% for 1995.

         CMC and WestMar are subject to the Ohio Dealers in Intangibles property tax but currently incur no liability because they are owned by Ohio financial institutions.

         DELAWARE TAXATION. As a Delaware corporation, Camco is subject to an annual franchise tax based on the quantity and par value of its authorized capital stock and its gross assets. As a savings and loan holding company, Camco is exempt from Delaware corporate income tax.

         KENTUCKY TAXATION. The Commonwealth of Kentucky imposes no income or franchise taxes on savings institutions. First Savings is subject to an annual ad valoreum tax which is .1% of First Savings' deposit accounts, common stock and retained income, with certain deductions for amounts borrowed by depositors and securities guaranteed by the U.S. Government or certain of its agencies.

         WEST VIRGINIA TAXATION. Marietta Savings and WestMar are both subject to a West Virginia tax on apportioned adjusted net income and a West Virginia franchise tax on apportioned adjusted capital. The adjusted net income of each is taxed at a rate of 9.08%. The franchise tax rate is 0.75% of adjusted capital. The apportionment is based solely on the ratio of gross receipts derived from West Virginia as compared to gross receipts everywhere.

ITEM 2.  PROPERTIES

         The following table provides the location of, and certain other information pertaining to, Camco's office premises as of December 31, 1996:

                                     Year facility            Leased           Approximate
                                       commenced                or                square              Net book
Office Location                        operations             owned               footage              value (1)
---------------                        ----------             ------           ------------           ----------
First Federal
-------------
134 E. Court Street
Washington Ct. House, Ohio                 1963              Owned                 5,000             $   369,769

45 West Second Street
Chillicothe, Ohio                          1994              Leased (2)            1,200

200 N. Court Street
Circleville, Ohio                          1993              Leased (3)            1,300

135 North South Street
Wilmington, Ohio                           1992              Owned                   900             $    92,579

1050 Washington Ave.
Washington Court House, Ohio               1996              Owned                  2800             $   561,045

East Ohio
---------
510 Grand Central Ave.
Vienna, West Virginia                      1996              Leased (4)              670

Marietta Savings
----------------
226 Third Street
Marietta, Ohio                             1976              Owned                10,361            $   659,537

1925 Washington Boulevard
Belpre, Ohio                               1979              Owned                 2,357            $   158,070

Cambridge Savings
-----------------
814 Wheeling Avenue (5)
Cambridge, Ohio                            1963              Owned                27,000             $1,093,147

327 E. 3rd Street
Uhrichsville, Ohio                         1975              Owned                 1,650            $    97,929

175 N. 11th Street
Cambridge, Ohio                            1981              Owned                 1,350            $   201,493

209 Seneca Avenue
Byesville, Ohio                            1978              Leased (6)            1,200

                                     Year facility            Leased           Approximate
                                       commenced                or                square              Net book
Office Location                        operations             owned               footage              value (1)
---------------                        ----------             ------           ------------           ---------
First Savings
-------------
1640 Carter Avenue
Ashland, Kentucky                          1961                Owned               5,450             $  795,781

U.S. 60 - Summit
Ashland, Kentucky                          1992                Owned               2,500             $  745,938

Greenup Mall
Russell, Kentucky                          1980                Owned               1,100             $   99,531

CMC
---
1320 4th Street, N.W. (7)
New Philadelphia, Ohio                     1985                Owned                 900             $  230,662

4328 Dressler Road
Canton, Ohio                               1992                Leased (8)          1,500

2359 Maple Avenue
Zanesville, Ohio                           1993                Leased (9)          1,380

Westmar
-------
510 Grand Central Avenue
Vienna, West Virginia                      1991                Leased (10)         1,200

------------------------------

(1)     Net book value amounts are for land, buildings and improvements.

(2) The lease expires in 1999. First Federal has the option to renew the lease for one five-year term.

(3)     The lease expires in 1999.

(4) The lease expires in 1997. East Ohio has the option to renew the lease for two one-year terms.

(5) The Wheeling Avenue facility also serves as the Camco office and the East Ohio-Cambridge office.

(6) The lease expires in 2000. Cambridge Savings has the option to renew the lease for three five-year terms.

(7) The 4th Street facility also serves as the East Ohio-New Philadelphia office.

(8)     The lease is currently on a month-to-month basis.

(9)     The lease expires in 1999.

(10) The lease expires in 1997. West Mar has the option to renew the lease for two one-year terms.


         Camco also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of Camco's investment in office premises and equipment totaled $6.8 million at December 31, 1996. See Note E of Notes to Consolidated Financial Statements for additional information.

ITEM 3.  LEGAL PROCEEDINGS.

         Neither Camco nor any of the Banks is presently engaged in any legal proceedings of a material nature. From time to time, Camco is involved in legal proceedings to enforce its security interest in collateral taken as security for its loans.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS.

         At December 31, 1996, Camco had 2,980,398.9 shares of common stock outstanding and held of record by approximately 778 stockholders. The table below sets forth a range of high and low bid information known to Camco for the common stock of Camco, together with the respective dividends declared per share of common stock, for each quarter of 1994, 1995 and 1996. Bid information for 1995 and 1996 is based on Nasdaq National Market listings published in The Wall Street Journal. Prior to 1995, Camco's common stock was not quoted on Nasdaq.

                                                                                                               Cash
                                                                                                             dividends
           Year ended December 31, 1994 (1)                  High                      Low                   declared
           --------------------------------                  ----                      ----                  --------
           First Quarter                                    $10.73                   $10.29                 $     -
           Second Quarter                                    11.14                    10.93                  0.1543
           Third Quarter                                     12.19                    12.19                       -
           Fourth Quarter                                    13.09                    13.09                  0.1625

                                                                                                               Cash
                                                                                                             dividends
           Year ended December 31, 1995 (1)                  High                      Low                   declared
           --------------------------------                  ----                      ---                   --------
           First Quarter                                    $13.99                   $12.19                  $0.0857
           Second Quarter                                    13.54                    13.09                    0.0903
           Third Quarter                                     17.58                    13.54                    0.0950
           Fourth Quarter                                    17.58                    15.91                    0.0998

                                                                                                               Cash
                                                                                                             dividends
           Year ended December 31, 1996 (1)                  High                      Low                   declared
           --------------------------------                  ----                      ---                   --------
           First Quarter                                    $18.05                   $15.91                 $0.1045
           Second Quarter                                    19.24                    16.75                  0.1093
           Third Quarter                                     19.38                    17.50                  0.1150
           Fourth Quarter                                    18.75                    15.50                  0.1200

---------------------

(1) Amounts have been restated to give effect to 5% stock dividends in June of 1994 and 1995, and July of 1996.

         In addition to certain federal income tax considerations, regulations of the OTS impose limitations on the payment of dividends and other capital distributions by savings associations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Camco's profitability depends primarily on the level of net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on deposit accounts and borrowings. In recent years, Camco's net earnings has also been heavily influenced by the level of other income, including gains on sale of loans, loan servicing fees and other fees. Camco's operations are also influenced by the level of general, administrative and other expenses, including salaries and employee benefits, occupancy expense, federal deposit insurance premiums and federal income tax expense.

         Since its incorporation in 1970, Camco has evolved into a full service provider of financial products to the communities served by its Banks. Utilizing a common marketing theme based on Camco's commitment to personalized customer service, Camco and its affiliates have grown from $22.4 million of consolidated assets in 1970 to $469.5 million of consolidated assets at December 31, 1996. Camco's rate of growth is largely attributable to its acquisitions of Marietta Savings, First Federal and First Savings and the continued expansion of product lines from the limited deposit and loan offerings which could be offered in the heavily regulated environment of the 1970s to the wider array of financial service products that were the previous domain of commercial banks. Additionally, Camco's operational growth has been enhanced by vertical integration of the residential lending function through establishing mortgage banking operations in the Banks' primary market areas and, to a lesser extent, by chartering a title insurance agency.

         Camco's management believes that continued success in the financial services industry will be achieved by those institutions with a rigorous dedication to building value-added customer-oriented organizations. Toward this end, each of the Banks' operations are decentralized, with a separate Board of Directors and management team focusing on consumer preferences for financial products in the respective communities served. Based on such consumer preferences, Camco's management designs financial service products with a view towards differentiating each of the constituent Banks from the competition. It is management's opinion that the Banks' abilities to rapidly adapt to consumer needs and preferences is essential to community-based financial institutions in order to compete against the larger regional and money-center bank holding companies.

ASSET AND LIABILITY MANAGEMENT

         Net interest income, the difference between asset yields and the cost of interest-bearing liabilities is the principal component of Camco's net earnings. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in the prevailing level of interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap", provides an indication of the extent to which a financial institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income, while a positive gap within shorter maturities would have the opposite effect.

         In recognition of the foregoing factors, the Board of Directors of each of the Banking Subsidiaries has implemented an asset and liability management strategy directed toward improving each Bank's interest rate sensitivity. The principal common elements of such strategies include 1) meeting the consumer preference for fixed-rate loans over the past several years by selling such loans in the secondary market and 2) maintaining higher levels of liquid assets, such as cash, short-term interest-bearing deposits and short-term investment securities as a hedge against rising interest rates in the lower interest rate environment and utilizing FHLB advances and longer term certificates of deposit as funding sources when available.

The following table sets forth certain information regarding the amounts of various categories of assets and liabilities repricing within the periods indicated:

                                        December 31, 1996

                                Within 1 year            1-5 years        Over 5 years          Total

                                       (In thousands)
Interest-earning assets(1):
    Interest-bearing deposits in other banks        $   8,070      $     198     $     --       $  8,268
    Investment securities(2)                            4,606         20,095          666         25,367
    Mortgage-backed securities                            390          2,495        8,548         11,433
    Loans receivable(3)                               167,010         85,410      145,726        398,146
                                                    ---------      ---------     --------       --------
      Total                                           180,076        108,198      154,940        443,214
                                                    ---------      ---------     --------       --------

Interest-bearing liabilities(1):
    Deposits                                          268,654         87,187        2,168        358,009
    FHLB advances                                      34,500         17,110        5,744         57,354
                                                    ---------      ---------     --------       --------
      Total                                           303,154        104,297        7,912        415,363
                                                    ---------      ---------     --------       --------

Excess (deficiency) of interest sensitive assets
    over interest sensitive liabilities             $(123,078)     $   3,901     $147,028       $ 27,851
                                                    =========      =========     ========       ========

Cumulative excess (deficiency) of interest
    sensitive assets over interest sensitive
    liabilities                                     $(123,078)     $(119,177)    $ 27,851       $ 27,851
                                                    =========      =========     ========       ========

Cumulative interest rate sensitivity gap to total
    assets                                             (26.22)%       (25.39)%       5.93%          5.93%
                                                       ======         ======         ====           ====

--------------------------
(1) Interest-earning assets and interest-bearing liabilities are shown as repricing based on contractual terms to repricing, without consideration of loan prepayments or deposit decay assumptions.

(2)    Does not include corporate equity securities or FHLB stock.

(3) Represents loans receivable totals before consideration of net items and excluding loans held for sale.


FINANCIAL CONDITION

         Camco's total assets amounted to $469.5 million as of December 31, 1996, an increase of $123.0 million, or 35.5%, over the $346.5 million total as of December 31, 1995. The increase in 1996 follows asset growth of $21.8 million, or 6.7%, in 1995. The increase in 1996 was due primarily to the acquisition of First Ashland Financial Corporation and its wholly owned subsidiary, First Savings, which resulted in net asset growth of approximately $80.7 million. The additional increase in total assets was funded primarily through growth in the deposit portfolio of $2.6 million, an increase in advances from the Federal Home Loan Bank of $29.8 million and undistributed net earnings of $1.8 million.

         Cash, interest-bearing deposits and certificates of deposit in other financial institutions totaled $18.9 million at December 31, 1996, an increase of $3.5 million, or 23.0%, over the 1995 total. Investment securities totaled $27.0 million at December 31, 1996, an increase of $4.6 million, or 20.5%, over 1995 levels. The increase was primarily attributable to securities acquired through the Merger totaling $5.9 million, coupled with purchases during 1996 of $10.0 million, which were partially offset by maturities of $10.8 million and sales of $427,000. Mortgage-backed securities increased by $5.5 million, or 91.1%, to a total of $11.4 million at December 31, 1996, as a result of securities acquired through the Merger of $6.7 million, which were partially offset by principal repayments during the year totaling $1.2 million.

         Loans receivable totaled $388.9 million at December 31, 1996, an increase of $96.2 million, or 32.9%, over the $292.8 million total at December 31, 1995. The increase resulted primarily from loans acquired through the Merger totaling $64.1 million, coupled with loan originations during 1996 of $180.8 million, which were partially offset by principal repayments of $87.3 million and sales of loans in the secondary market totaling $61.7 million. Loan origination volume increased during 1996 by $43.4 million, or 31.6%, as compared to 1995. During 1996, Camco's volume of loan sales in the secondary market increased by $22.8 million, or 58.6%, as compared to 1995 sales volume of $38.9 million.

         Camco's consolidated allowance for loan losses totaled $1.2 million, $1.0 million and $943,000 at December 31, 1996, 1995 and 1994, respectively, representing 52.5%, 95.4% and 71.5% of nonperforming loans at those respective dates. Nonperforming loans totaled $2.4 million, $1.1 million and $1.3 million at December 31, 1996, 1995 and 1994, respectively, representing .61%, .37% and
 .50% of total net loans, including loans held for sale, at those dates. The increase in nonperforming loans during 1996 was due primarily to the $1.1 million of nonperforming loans in the portfolio acquired in the Merger. This total included one multi-family loan totaling approximately $530,000 which was included in the non accrual portfolio, and approximately $480,000 of loans greater than 90 days deliquent secured by other residential real estate. Over all, Camco's nonperforming loans consisted of loans secured by residential real estate totaling $1.6 million, or 65.7%, loans secured by nonresidential real estate totaling $655,000, or 27.6%, and consumer and other loans totaling $158,000, or 6.7%. The allowance for loan losses was increased during 1996 as a result of the Merger by $109,000, which represented the allowance maintained by First Savings prior to the Merger. The provision for loan losses for the years ended December 31, 1996 and 1995, was primarily attributable to the $62.1 million in loan portfolio growth during that period and to the aforementioned increase in nonperforming loans. Although management believes that its allowance for loan losses at December 31, 1996, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

         The foregoing statement regarding the adequacy of the allowance for loan losses is a "forward-looking" statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could affect the adequacy of the loan loss allowance include, but are not limited to, the following: (1) changes in the national and local economy which may negatively impact the ability of borrowers to repay their loans and which may cause the value of real estate and other properties that secure outstanding loans to decline; (2) unforeseen adverse changes in circumstances with respect to certain large loans; (3) decreases in the value of collateral securing consumer loans to amounts less than the outstanding balances of the consumer loans; and (4) determinations by various regulatory agencies that Camco must recognize additions to its loan loss allowance based on such regulators' judgment of information available to them at the time of their examinations.

         Cash surrender value of life insurance increased by $4.9 million during the year ended December 31, 1996. The increase relates the purchase of single premium key man life insurance, of which Camco is the beneficiary, to supplemental retirement benefits for certain key officers of the Corporation and its subsidiaries.

         As a result of the Merger, goodwill and other intangible assets totaled $3.7 million at December 31, 1996.

         Deposits increased by $71.4 million, or 24.9%, during the year ended December 31, 1996, to a total of $358.0 million, compared to the $286.6 million total at December 31, 1995. The increase resulted primarily from deposits of $68.9 million acquired in the Merger, coupled with deposit portfolio growth of $2.6 million, or .9%. Deposit growth during 1995 amounted to $19.7 million, or 7.4%. The increase in 1995 resulted primarily from management's marketing efforts, coupled with pricing strategies employed to achieve a moderate rate of growth.

         Advances from the FHLB of Cincinnati totaled $57.4 million at December 31, 1996, an increase of $31.3 million, or 119.9%, over the $26.1 million total at December 31, 1995. The increase was due primarily to net current period borrowings totaling $29.8 million, coupled with advances of $1.5 million acquired through the Merger. During 1996 management elected to partially fund loan origination volume with such advances as an alternative to higher costing customer deposits.

         The Banks are required to maintain minimum regulatory capital levels pursuant to federal regulations. At December 31, 1996, the Banks' regulatory capital exceeded the most stringent of these regulations by approximately $20.1 million.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

         GENERAL. Camco's net earnings for the year ended December 31, 1996, totaled $3.0 million, a decrease of $635,000, or 17.4%, from the $3.6 million in net earnings recorded for the year ended December 31, 1995. The decrease resulted primarily from a $3.4 million increase in general, administrative and other expense due primarily to the one-time SAIF assessment of $1.8 million, which was partially offset by a $2.0 million increase in net interest income, a $32,000 decrease in the provision for losses on loans, a $303,000 increase in other income and a $414,000 decrease in the provision for federal income taxes.

         NET INTEREST INCOME. Total interest income for the year ended December 31, 1996, amounted to $29.3 million, an increase of $3.8 million, or 15.0%, over the $25.4 million recorded in 1995. Interest income on loans and mortgage-backed securities increased by $3.7 million, or 16.0%. The increase resulted primarily from a $38.7 million increase in the average portfolio outstanding, coupled with an 18 basis point increase in the average yield, from 8.11% in 1995, to 8.29% in 1996. Interest income on investment securities and interest-bearing deposits increased by $87,000, or 4.2%, to a total of $2.2 million in 1996. The increase was due primarily to a 50 basis point increase in yield, to 6.52% in 1996, which was partially offset by a $1.3 million decrease in the average outstanding balance. The decline in the average balance during 1996 reflects management's decision to redeploy excess liquidity to fund loan originations, thereby obtaining a more favorable yield.

         Interest expense increased during the year ended December 31, 1996, by $1.8 million, or 12.5%, to a total of $16.0 million, compared to the $14.3 million total recorded in 1995. Interest expense on deposits increased by $1.5 million, or 11.7%, to a total of $13.9 million in 1996. The increase resulted primarily from growth in the average portfolio outstanding of $25.8 million, coupled with an increase in the average rate paid on deposits of 10 basis points, from 4.45% in 1995 to 4.55% in 1996. Interest expense on borrowings increased by $334,000, or 18.8%, to a total of $2.1 million in 1996. The increase was due primarily to a $7.7 million increase in the average balance of borrowings outstanding, which was partially offset by a 44 basis point decline in the average rate paid on such advances, from 6.37% in 1995 to 5.93% in 1996.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by approximately $2.0 million, or 18.2%, to a total of $13.2 million for the year ended December 31, 1996. The net interest rate spread increased by 17 basis points during the year, from 3.27% in 1995 to 3.44% in 1996, while the net interest margin increased by 20 basis points, from 3.47% in 1995 to 3.67% in 1996.

         PROVISION FOR LOSSES ON LOANS. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks' market areas and other factors related to the collectibility of the Banks' loan portfolio. As a result of such analysis, management recorded a provision for losses on loans totaling $111,000 for the year ended December 31, 1996, a decrease of $32,000, or 22.4%, from the $143,000 total recorded in 1995. As stated previously, the current year provision is primarily attributable to growth in the loan portfolio, coupled with an increase in nonperforming loans to $2.4 million at December 31, 1996, compared to $1.1 million at December 31, 1995.

         OTHER INCOME. Other income totaled $3.6 million for the year ended December 31, 1996, an increase of $303,000, or 9.2%, over the $3.3 million total for 1995. The increase resulted primarily from a $230,000, or 25.1%, increase in late charges, rent and other and a $131,000, or 11.6% increase in gain on sale of loans.

         GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense totaled $12.2 million for the year ended December 31, 1996, an increase of $3.4 million, or 38.9%, over the $8.8 million total recorded in 1995. The increase resulted primarily from a $1.7 million, or 279.0%, increase in federal deposit insurance premiums, which resulted from the legislation enacted to recapitalize the SAIF, coupled with a $772,000, or 18.4%, increase in employee compensation and benefits, a $268,000, or 29.7%, increase in occupancy and equipment, a $77,000, or 23.9%, increase in franchise taxes and a $477,000, or 24.8%, increase in other operating expense.

         During 1996 legislation was enacted to recapitalize the SAIF which mandated payment of a special one-time assessment for all savings associations, including the Banks. The assessment was computed based upon the Banks' deposits as of March 31, 1995. The assessment rate was finalized at $.657 per every $100 of deposits, which resulted in a pre-tax charge to 1996 operations of approximately $1.8 million for deposits held by Cambridge Savings, First Federal and Marietta Savings. The recapitalization legislation will reduce federal deposit insurance premiums from $.23 per $100 in deposits to $.065 per $100 in deposits, effective January 1, 1997.

         Increases in general, administrative and other expenses during 1996 generally resulted from the effects of the Merger which was consummated on October 4, 1996. From that date through the end of 1996, operating expenses reflect the increased size of Camco, as compared to the prior year. In addition to Merger-related increases, employee compensation and benefits increased primarily from increased costs associated with retirement and other employee benefit plans, coupled with normal merit increases and an increase in staffing levels as a result of growth. The increase in occupancy and equipment resulted primarily from an increase in depreciation expense following the addition of a new branch location at First Federal and the construction costs related to the installation of automated teller machines ("ATMs") during 1996. The increase in franchise taxes resulted from the increase in stockholders' equity year to year. The increase in other operating expenses resulted primarily from increased costs of operations as a result of Camco's growth year to year.

         FEDERAL INCOME TAXES. The provision for federal income taxes totaled $1.5 million for the year ended December 31, 1996, a decrease of $414,000, or 21.7%, from the $1.9 million total recorded in 1995. The decrease resulted primarily from the decrease in net earnings before taxes of $1.0 million, or 18.9%. The effective tax rates were 33.2% and 34.4% for the years ended December 31, 1996 and 1995, respectively.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

         GENERAL. Camco's net earnings for the year ended December 31, 1995, totaled $3.6 million, an increase of $1.1 million, or 43.5%, over the $2.5 million in net earnings recorded for the year ended December 31, 1994. The increase resulted primarily from a $1.7 million increase in net interest income and a $715,000 increase in other income, which were partially offset by a $46,000 increase in the provision for losses on loans, a $621,000 increase in general, administrative and other expense, and a $599,000 increase in the provision for federal income taxes.

         NET INTEREST INCOME. Total interest income for the year ended December 31, 1995, amounted to $25.4 million, an increase of $5.7 million, or 28.8%, over the $19.7 million recorded in 1994. Interest income on loans and mortgage-backed securities increased by $6.2 million, or 36.5%. The increase resulted primarily from a $62.4 million increase in the average portfolio outstanding, coupled with a 52 basis point increase in the average yield, from 7.59% in 1994 to 8.11% in 1995. Interest income on investment securities and interest-bearing deposits decreased by $562,000, or 21.3%, to a total of $2.1 million in 1995. The decrease was due primarily to a reduction in the average balance outstanding of $16.4 million, which was partially offset by an 84 basis point increase in yield, to 6.02% in 1995. The decline in the average balance during the year reflects management's decision to redeploy excess liquidity to fund loan originations, thereby obtaining a more favorable yield.

         Interest expense increased during the year ended December 31, 1995, by $4.0 million, or 39.3%, to a total of $14.3 million, compared to 1994. Interest expense on deposits increased by $3.0 million, or 31.4%, to a total of $12.5 million in 1995. The increase resulted primarily from growth in the average portfolio outstanding of $25.1 million, coupled with an increase in the average rate paid on deposits of 73 basis points, from 3.72% in 1994 to 4.45% in 1995. Interest expense on borrowings increased by $1.0 million, or 141.7%, to a total of $1.8 million in 1995. The increase was due primarily to a $16.3 million increase in the average balance of borrowings outstanding.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by approximately $1.7 million, or 17.4%, to a total of $11.2 million for the year ended December 31, 1995. The net interest rate spread declined by 5 basis points during the year, from 3.32% in 1994 to 3.27% in 1995, while the net interest margin increased by 2 basis points, from 3.45% in 1994 to 3.47% in 1995.

         PROVISIONS FOR LOSSES ON LOANS. The provision for losses on loans amounted to $143,000 for the year ended December 31, 1995, an increase of $46,000, or 47.4%, over the $97,000 total recorded in 1994. The 1995 provision is primarily attributable to growth in the loan portfolio, as nonperforming loans declined during the period, totaling $1.1 million at December 31, 1995, compared to $1.3 million at December 31, 1994.

         OTHER INCOME. Other income totaled $3.3 million for the year ended December 31, 1995, an increase of $715,000, or 27.7%, over the $2.6 million total for 1994. The increase resulted primarily from a $163,000, or 21.7%, increase in late charges, rent and other and a $625,000, or 124.8%, increase in gain on sale of loans, which were partially offset by a $140,000 decline in gain on sale of real estate acquired through foreclosure. The increase in gain on sale of loans can be attributed primarily to Camco's adoption of SFAS No. 122 on "Accounting for Mortgage Servicing Rights" during 1995. SFAS No. 122 provides for recognition of rights to service mortgage loans as separate assets. Camco adopted SFAS No. 122 as of April 1, 1995, and recorded mortgage servicing rights totaling $655,000 during the year ended December 31, 1995.

         GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense totaled $8.8 million for the year ended December 31, 1995, an increase of $621,000, or 7.6%, over the $8.2 million recorded in 1994. The increase resulted primarily from a $592,000, or 16.4%, increase in employee compensation and benefits, a $51,000, or 8.9%, increase in federal deposit insurance premiums and a $31,000, or 10.7%, increase in franchise taxes, which were partially offset by a decline of $28,000, or 3.0%, in occupancy expense. The increase in employee compensation and benefits resulted primarily from normal merit increases and an increase in staffing levels as a result of growth. The increase in federal deposit insurance premiums can be attributed to growth in the deposit portfolio year to year, while the increase in franchise taxes resulted from an increase in stockholders' equity following Camco's stock offering during 1994.

         FEDERAL INCOME TAXES. The provision for federal income taxes totaled $1.9 million for the year ended December 31, 1995, an increase of $599,000, or 45.7%, over the $1.3 million total recorded in 1994. The increase resulted primarily from the increase in net earnings before taxes of $1.7 million, or 44.3%. The effective tax rates were 34.4% and 34.0% for the years ended December 31, 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Savings associations are generally required to maintain specified minimum levels of liquid investments, including cash and qualifying types of U.S. Government and agency obligations and other specified instruments. The primary sources of funds to the Banks are deposits, principal and interest payments made on the portfolio loans, proceeds from the sale of mortgage loans, maturing investments, FHLB advances and funds provided by operating activities. Principal uses of funds include deposit withdrawals, loan originations, investment purchases, repayment of FHLB advances, payment of interest on deposits and payment of operating expenses. While certain of these sources and uses of funds are relatively predictable, deposit flows, loan originations and prepayments of loans are influenced by external factors such as interest rates, economic conditions, competition and consumer confidence in financial service industries.

         Camco attempts to maintain a stable retail deposit base which does not utilize brokered deposits. During the years ended December 31, 1996 and 1995, Camco maintained its deposit balance goals by offering competitive, but not excessive, interest rates on deposits. In addition to growth as a result of the Merger, the deposit balance increased by $2.6 million due to growth in Camco's portfolio in 1996. In 1995, deposit balances increased by $19.7 million. As stated previously, management intends to pursue growth in the current interest rate environment.

         At December 31, 1996, the Banks had total outstanding loan commitments of $22.2 million, which included outstanding loan origination commitments, outstanding commitments to purchase loans, undisbursed loans in process of $8.9 million, and borrower's unused lines of credit of $7.5 million. Such commitments can be funded from current excess liquidity.

         Camco's principal source of income on an unconsolidated basis is earnings and dividends from the Banks. The ability of the Banks to pay dividends to Camco is subject to certain regulatory restrictions. Each of the Banks is currently able to pay dividends to Camco to the fullest extent permitted by federal regulations.

IMPACT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars, without considering changes in relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than does the effect of general levels of inflation. In the current interest rate environment, the liquidity, the maturity structure and the quality of Camco's assets and liabilities are critical to the maintenance of acceptable performance levels.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In October 1994, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS No. 119 requires financial statement disclosure of certain derivative financial instruments, defined as futures, forwards, swaps, option contracts, or other financial instruments with similar characteristics. In the opinion of management, the disclosure requirements of SFAS No. 119 will have no material effect on Camco's consolidated financial condition or results of operations, as Camco does not invest in derivative financial instruments, as defined. As a result, the applicability of SFAS No. 119 relates solely to disclosure requirements pertaining to fixed-rate and adjustable-rate loan commitments.

         In March 1995, the FASB issued SFAS No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Earlier application is encouraged. Management adopted SFAS No. 121 on January 1, 1996, as required, without material effect on Camco's consolidated financial position or results of operations.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are require to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that Camco will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore, the disclosure provisions of SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

         SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adopting of SFAS No. 125 will have a material adverse effect on Camco's consolidated financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Camco Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Camco Financial Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years ended December 31, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camco Financial Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

As more fully explained in Note A-4, the Corporation changed its method of accounting for gains on sale of loans during the year ended December 31, 1995.

Grant Thornton LLP

Cincinnati, Ohio
February 19, 1997

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                  December 31,
                       (In thousands, except share data)

                  ASSETS                                                                       1996              1995
                                                                                               ----              ----
Cash and due from banks                                                                     $  10,587         $  11,325
Interest-bearing deposits in other financial institutions                                       7,278             2,122
                                                                                            ---------         ---------
         Cash and cash equivalents                                                             17,865            13,447
Certificates of deposit in other financial institutions                                           990             1,881
Investment securities available for sale - at market                                            5,174             3,131
Investment securities - at cost, approximate market value of $21,822
  and $19,123 as of December 31, 1996 and 1995                                                 21,844            19,283
Mortgage-backed securities available for sale - at market                                         742               985
Mortgage-backed securities - at cost, approximate market  value of
  $10,735 and $5,045 as of December 31, 1996 and 1995                                          10,700             5,002
Loans held for sale - at lower of cost or market                                                  931             1,518
Loans receivable - net                                                                        387,992           291,233
Office premises and equipment - net                                                             6,811             4,153
Real estate acquired through foreclosure                                                           53                28
Federal Home Loan Bank stock - at cost                                                          3,942             2,832
Accrued interest receivable on loans                                                            2,443             1,736
Accrued interest receivable on mortgage-backed securities                                          69                58
Accrued interest receivable on investment securities and
  interest-bearing deposits                                                                       499               335
Prepaid expenses and other assets                                                                 495               699
Cash surrender value of life insurance                                                          4,880                -
Goodwill and other intangible assets - net of accumulated amortization                          3,701                -
Prepaid federal income taxes                                                                      319               148
                                                                                             --------          --------
         Total assets                                                                        $469,450          $346,469
                                                                                             ========          ========

         LIABILITIES AND STOCKHOLDERS' EQUITY                                                  1996              1995
                                                                                               ----              ----
Deposits                                                                                     $358,009          $286,574
Advances from the Federal Home Loan Bank                                                       57,354            26,078
Advances by borrowers for taxes and insurance                                                   2,864             2,964
Accounts payable and accrued liabilities                                                        4,490             1,797
Dividends payable                                                                                 368               207
Deferred federal income taxes                                                                   1,352             1,156
                                                                                             --------          --------
         Total liabilities                                                                    424,437           318,776


Commitments                                                                                        -                 -


Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares;
    no shares outstanding                                                                          -                 -
  Common stock - $1 par value; authorized, 4,900,000 shares, issued 3,062,893 at December 31, 1996 and 1,971,482 shares
    at December 31, 1995                                                                        3,063             1,971
  Additional paid-in capital                                                                   21,917             5,735
  Retained earnings - substantially restricted                                                 20,005            19,936
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                                     28                51
                                                                                             --------          --------
         Total stockholders' equity                                                            45,013            27,693
                                                                                             --------          --------

         Total liabilities and stockholders' equity                                          $469,450          $346,469
                                                                                             ========          ========

The accompanying notes are an integral part of these statements.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                        For the year ended December 31,
                       (In thousands, except share data)

                                                                                  1996            1995           1994
                                                                                  ----            ----           ----
Interest income
  Loans                                                                          $26,621         $22,939        $16,622
  Mortgage-backed securities                                                         474             423            497
  Investment securities                                                            1,448           1,570          1,826
  Interest-bearing deposits and other                                                717             508            814
                                                                               ---------       ---------      ---------
         Total interest income                                                    29,260          25,440         19,759

Interest expense
  Deposits                                                                        13,933          12,478          9,497
  Borrowings                                                                       2,113           1,779            736
                                                                               ---------       ---------      ---------
         Total interest expense                                                   16,046          14,257         10,233
                                                                               ---------       ---------      ---------

         Net interest income                                                      13,214          11,183          9,526

Provision for losses on loans                                                        111             143             97
                                                                               ---------       ---------      ---------

         Net interest income after provision for losses on loans                  13,103          11,040          9,429

Other income
  Late charges, rent and other                                                     1,145             915            752
  Loan servicing fees                                                                749             796            769
  Service charges and other fees on deposits                                         447             448            408
  Gain on sale of loans                                                            1,257           1,126            501
  Gain (loss) on sale of real estate acquired through  foreclosure                    (2)              8            148
                                                                               ---------       ---------      ---------
         Total other income                                                        3,596           3,293          2,578
                                                                               ---------       ---------      ---------

General, administrative and other expense
  Employee compensation and benefits                                               4,970           4,198          3,606
  Occupancy and equipment                                                          1,170             902            930
  Federal deposit insurance premiums                                               2,369             625            574
  Data processing                                                                    454             397            405
  Advertising                                                                        388             406            409
  State franchise taxes                                                              399             322            291
  Amortization of goodwill                                                            38              -              -
  Other operating                                                                  2,402           1,925          1,939
                                                                               ---------       ---------      ---------
         Total general, administrative and other expense                          12,190           8,775          8,154
                                                                               ---------       ---------      ---------

         Earnings before federal income taxes                                      4,509           5,558          3,853

Federal income taxes
  Current                                                                          1,214           1,794          1,356
  Deferred                                                                           282             116            (45)
                                                                               ---------       ---------      ---------
         Total federal income taxes                                                1,496           1,910          1,311
                                                                               ---------       ---------      ---------

         NET EARNINGS                                                           $  3,013        $  3,648       $  2,542
                                                                               =========       =========      =========

         EARNINGS PER SHARE                                                        $1.30          $1.76           $1.40
                                                                                   =====          =====           =====

Weighted average number of common shares outstanding                           2,313,240       2,068,866      1,814,227
                                                                               =========       =========      =========


The accompanying notes are an integral part of these statements.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     For the years ended December 31, 1996,
                      1995 and 1994 (In thousands, except
                                  share data)

                                                                                UNREALIZED
                                                                              GAINS (LOSSES)
                                                                              ON SECURITIES
                                                                ADDITIONAL      DESIGNATED                        TOTAL
                                               COMMON STOCK      PAID-IN       AS AVAILABLE       RETAINED    STOCKHOLDERS'
                                              ($1 PAR VALUE)     CAPITAL          FOR SALE        EARNINGS        EQUITY
                                              --------------   -----------    -------------       --------    -------------
Balance at January 1, 1994                          $1,565        $   741              $-          $17,520          $19,826

Stock options exercised                                  1              7               -               -                 8
Cash dividends declared - $.3168 per share              -              -                -             (578)            (578)
Stock dividend (5%) including cash in lieu of
  fractional shares                                     78            938               -           (1,018)              (2)
Proceeds from offering of common stock                 231          2,730               -               -             2,961
Designation of securities as available for sale
  upon adoption of SFAS No. 115                         -              -               298              -               298
Net earnings                                            -              -                -            2,542            2,542
Unrealized losses on securities designated as
  available for sale, net of related tax effects        -              -              (314)             -              (314)
                                                     -----          -----              ---         -------         --------

Balance at December 31, 1994                         1,875          4,416              (16)         18,466           24,741

Stock options exercised                                  2              8               -               -                10
Cash dividends declared - $.3708 per share              -              -                -             (770)            (770)
Stock dividend (5%) including cash in lieu
  of fractional shares                                  94          1,311               -           (1,408)              (3)
Net earnings                                            -              -                -            3,648            3,648
Unrealized gains on securities designated as
  available for sale, net of related tax effects        -              -                67              -                67
                                                     -----          -----             ----         -------        ---------

Balance at December 31, 1995                         1,971          5,735               51          19,936           27,693

Stock options exercised                                  6             23               -               -                29
Cash dividends declared - $.4488 per share              -              -                -           (1,165)          (1,165)
Stock dividend (5%) including cash in lieu
  of fractional shares                                  99          1,676               -           (1,779)              (4)
Issuance of shares in connection with
  acquisition                                          987         14,483               -               -            15,470
Net earnings                                            -              -                -            3,013            3,013
Unrealized losses on securities designated as
  available for sale, net of related tax effects        -              -               (23)             -               (23)
                                                     -----        -------             ----         -------        ---------

Balance at December 31, 1996                        $3,063        $21,917            $  28         $20,005          $45,013
                                                    ======        =======            =====         =======          =======

The accompanying notes are an integral part of these statements.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the year ended December 31,
                                 (In thousands)

                                                                                1996                1995                1994
                                                                                ----                ----                ----
Cash flows from operating activities:
  Net earnings for the year                                                 $    3,013            $  3,648            $  2,542
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of goodwill                                                        38                  -                   -
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                              30                 (13)                139
    Depreciation and amortization                                                  492                 461                 502
    Amortization of purchase accounting adjustments                                (10)                 -                   -
    Provision for loan losses                                                      111                 143                  97
    Amortization of deferred loan origination fees                                (441)               (310)               (226)
    Loss (gain) on sale of real estate acquired through
       foreclosure                                                                                       2                  (8)
(148)
    Federal Home Loan Bank stock dividends                                        (225)               (177)               (109)
    Gain on sale of loans                                                         (391)               (471)               (501)
    Gain on sale of equipment                                                       -                   (5)                 -
    Loans originated for sale in the secondary market                          (61,100)            (39,941)            (35,015)
    Proceeds from sale of mortgage loans in the
      secondary market                                                          62,078              39,362              41,777
    Increase (decrease) in cash, net of acquisition of First
    Ashland Financial Corporation, due to changes in:
      Accrued interest receivable on loans                                        (297)               (418)               (338)
      Accrued interest receivable on mortgage-backed securities                     32                  28                  23
      Accrued interest receivable on investments                                   (95)                125                   9
      Prepaid expenses and other assets                                            255                (152)               (142)
      Accrued interest and other liabilities                                     1,967                (411)              1,237
      Federal income taxes
        Current                                                                   (158)                294                (142)
        Deferred                                                                   282                 116                 (45)
                                                                               -------             -------             -------
         Net cash provided by operating activities                               5,583               2,271               9,660
                                                                               -------             -------             -------

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities                             10,788               9,750               5,194
  Proceeds from sale of investment securities                                      427                  -                   -
  Purchase of investment securities designated as available
    for sale                                                                       (33)                 -                   -
  Purchase of investment securities designated as held to maturity              (9,996)             (1,775)             (6,473)
  Purchase of mortgage-backed securities                                            -                   -                 (500)
  Principal repayments on mortgage-backed securities                             1,244               1,061               2,807
  Loans purchased -                                                                 -                 (710)
  Loan disbursements                                                          (119,738)            (97,464)           (122,962)
  Principal repayments on loans                                                 87,317              67,390              54,802
  Purchase of office premises and equipment                                     (1,023)               (565)               (535)
  Proceeds from sale of office premises and equipment                               -                   37                  -
  Proceeds from sale of real estate acquired through foreclosure                   326                  89                 333
  Proceeds from redemption of FHLB stock                                            -                   -                   67
  Purchase of FHLB stock                                                          (200)               (393)               (551)
  Additions to real estate acquired through foreclosure                             (3)                (70)                (92)
  Net decrease in certificates of deposit in other
    financial institutions                                                         891               5,546               8,309
  Purchase of cash surrender value of life insurance                            (4,735)                 -                   -
  Net increase in cash surrender value of life insurance                          (145)                 -                   -
  Purchase of First Ashland Financial Corporation stock - net                    2,633                  -                   -
                                                                               -------             -------             ------
         Net cash used in investing activities                                 (32,247)            (16,394)            (60,311)

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        For the year ended December 31,
                                 (In thousands)

                                                                            1996                1995                1994
                                                                            ----                ----                ----
Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                   2,603              19,713              14,642
  Proceeds from Federal Home Loan Bank advances
    and other borrowings                                                   110,115              70,400              63,241
  Repayment of Federal Home Loan Bank advances
    and other borrowings                                                   (80,326)            (70,833)            (38,230)
  Dividends paid on common stock                                            (1,169)               (773)               (580)
  Proceeds from exercise of stock options                                       29                  10                   8
  Proceeds from offering of common stock                                        -                   -                2,961
  Increase (decrease) in advances by borrowers for
    taxes and insurance                                                       (170)               (226)              1,778
                                                                          --------             -------            --------
         Net cash provided by financing activities                          31,082              18,291              43,820
                                                                          --------             -------             -------

Increase (decrease) in cash and cash equivalents                             4,418               4,168              (6,831)

Cash and cash equivalents at beginning of year                              13,447               9,279              16,110
                                                                          --------            --------             -------

Cash and cash equivalents at end of year                                  $ 17,865            $ 13,447            $  9,279
                                                                          ========            ========            ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest on deposits and borrowings                                   $ 15,735            $ 14,003            $ 10,143
                                                                          --------            --------             -------

    Income taxes                                                          $  1,489            $  1,684            $  1,329
                                                                          ========            ========            ========

Supplemental disclosure of noncash investing activities:
  Transfers of mortgage loans to real estate acquired
    through foreclosure                                                   $    92              $    70            $     72
                                                                          ========            ========            ========

  Issuance of mortgage loans upon sale of real
    estate acquired through foreclosure                                   $   283              $    42            $    277
                                                                          ========            ========            ========

  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                        $   (23)             $    67            $    (16)
                                                                          ========            ========            ========

  Recognition of gains on sale of loans in accordance
    with SFAS No. 122                                                     $    866            $    655            $     -
                                                                          ========            ========            ========

  Liabilities assumed and cash paid in acquisition of
    First Ashland Financial Corporation                                   $ 84,467            $     -             $     -

  Less:  fair value of assets received                                      80,728                  -                   -
                                                                          --------             -------            -------

  Amount assigned to goodwill                                             $  3,739            $     -             $     -
                                                                          ========            ========            =======

The accompanying notes are an integral part of these statements.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The business activities of Camco Financial Corporation (the "Corporation") have been limited primarily to holding the common shares of its wholly-owned subsidiaries: Cambridge Savings Bank ("Cambridge"), Marietta Savings Bank ("Marietta"), First Federal Savings Bank of Washington Court House ("First Federal"), First Federal Bank for Savings ("Ashland") (collectively hereinafter the "Banks") and East Ohio Land Title Agency, Inc., and two second tier subsidiaries, Camco Mortgage Corporation and WestMar Mortgage Company. Accordingly, the Corporation's results of operations are economically dependent upon the results of the Banks' operations. The Banks conduct a general commercial banking business in eastern and central Ohio, northern West Virginia and northeastern Kentucky which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Banks' profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Banks can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.

    The consolidated financial information presented herein has been prepared in accordance with generally accepted accounting principles ("GAAP") and general accounting practices within the financial services industry. In preparing financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

    The following is a summary of the Corporation's significant accounting policies which, with the exception of the policy described in Note A-4, have been consistently applied in the preparation of the accompanying consolidated financial statements.

    1.  Principles of Consolidation

    The consolidated financial statements include the accounts of the Corporation and its wholly-owned and second tier subsidiaries. All significant intercompany balances and transactions have been eliminated.

    2.  Interest Rate Risk

    The earnings of the Banks are primarily dependent upon net interest income, which is determined by 1) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and 2) the relative amounts of interest-earning assets and interest-bearing liabilities outstanding. The Corporation's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Corporation is vulnerable to an increase in interest

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    2.  Interest Rate Risk (continued)

    rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. At December 31, 1996, 1995 and 1994, the Corporation had net interest-earning assets of $444.5 million, $328.0 million and $309.4 million with weighted average effective yields of 8.01%, 8.07% and 7.33% and net interest-bearing liabilities of approximately $415.4 million, $312.7 million and $293.4 million, with weighted average effective interest rates of 4.96%, 4.82% and 4.29%. To minimize the effect of adverse changes in interest rates on its results of operations, the Corporation has implemented an asset and liability management plan that emphasizes increasing the interest rate sensitivity and shortening the maturities of its interest-earning assets and extending the maturities of its interest-bearing liabilities. Although the Corporation has undertaken a variety of strategies to minimize its exposure to interest rate risk, its primary emphasis has been on the origination and purchase of adjustable rate loans.

    3.  Investment Securities and Mortgage-Backed Securities

    The Corporation accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments be categorized as held-to-maturity, trading, or available for sale. Securities classified as held-to-maturity are carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or stockholders' equity, respectively. Investment and mortgage-backed securities are classified as held to maturity or available for sale upon acquisition. At December 31, 1996 and 1995, the Corporation's stockholders' equity reflected net unrealized gains on securities designated as available for sale of $28,000 and $51,000, respectively. Realized gains and losses on sales of securities are recognized using the specific identification method.

    4.  Loans Receivable

    Loans held in portfolio are stated at the principal amount outstanding, adjusted for unamortized yield adjustments, including deferred loan origination fees and costs and capitalized mortgage servicing rights, and the allowance for loan losses. The yield adjustments are amortized and accreted to operations using the interest method over the average life of the underlying loans.

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

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    4.  Loans Receivable (continued)

    Loans held for sale are carried at the lower of acquisition cost (less principal payments received) or fair value (market value), calculated on an aggregate basis. At December 31, 1996 and 1995, such loans were carried at cost, which approximated fair value.

    In May 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 122 "Accounting for Mortgage Servicing Rights," which requires that the Corporation recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained is required to allocate some of the cost of the loans to the mortgage servicing rights.

    SFAS No. 122 requires that securitization of mortgage loans be accounted for as sales of mortgage loans and acquisitions of mortgage-backed securities. Additionally, SFAS No. 122 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value.

    SFAS No. 122 was effective for years beginning after December 15, 1995, (January 1, 1996, as to the Corporation) to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights and capitalized excess servicing receivables whenever acquired. Retroactive application was prohibited, and earlier adoption was encouraged. Management elected early adoption of SFAS No. 122, which resulted in the recognition of $655,000 in pre-tax gains on sales of loans during the year ended December 31, 1995. During 1996, the Corporation recorded $866,000 in pre-tax gains on sales of loans pursuant to SFAS No. 122.

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

    The Corporation recorded amortization related to mortgage servicing rights totaling approximately $99,000 and $20,000 for the years ended December 31, 1996 and 1995. At December 31, 1996 and 1995, the fair value of the Corporation's mortgage servicing rights totaled approximately $1.4 million and $655,000, respectively.

    At December 31, 1996 and 1995, the Banks were servicing approximately $265.8 million and $242.9 million, respectively, of mortgage loans that have been sold to the Federal Home Loan Mortgage Corporation and other investors.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    5.  Loan Origination and Commitment Fees

    The Corporation accounts for loan origination fees and costs in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". Pursuant to the provisions of SFAS No. 91, all loan origination fees received, net of certain direct origination costs, are deferred on a loan-by-loan basis and amortized to interest income using the interest method, giving effect to actual loan prepayments. Additionally, SFAS No. 91 generally limits the definition of loan origination costs to the direct costs attributable to originating a loan, i.e., principally actual personnel costs.

    Fees received for loan commitments are deferred and amortized over the life of the related loan using the interest method.

    6.  Allowance for Loan Losses

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

    In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114, which was amended by SFAS No. 118 as to certain income recognition and financial statement disclosure provisions, requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loans observable market price or fair value of the collateral. The Corporation adopted SFAS No. 114 effective January 1, 1995, as required, without material effect on consolidated financial condition or results of operations.

    Under SFAS No. 114, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Corporation considers its investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Corporation's investment in multi-family and nonresidential loans, and its evaluation of impairment thereof, such loans are collateral dependent and as a result are carried as a practical expedient at the lower of cost or fair value.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    6.  Allowance for Loan Losses (continued)

    It is the Corporation's policy to charge off unsecured credits that are more than ninety days delinquent. Similarly, collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

    At December 31, 1996 and 1995, the Corporation had no loans that would be defined as impaired under SFAS No. 114.

    7.  Real Estate Acquired Through Foreclosure

    Real estate acquired through foreclosure is carried at the lower of the loan's unpaid principal balance (cost) or fair value less estimated selling expenses at the date of acquisition. Real estate loss provisions are recorded if the properties' fair value subsequently declines below the amount determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement of property are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred.

    8.  Office Premises and Equipment

    Depreciation of office premises and equipment is computed using the straight-line method over estimated useful lives of the assets, estimated to be ten to fifty years for buildings and improvements and three to twenty-five years for furniture, fixtures and equipment.

    9.  Goodwill and Other Intangible Assets

    Goodwill resulting from the acquisition of Ashland, net of amortization recorded in 1996, totaled approximately $3.7 million, and is being amortized over a twenty-five year period using the straight-line method.

    Management periodically evaluates the carrying value of these intangible assets in relation to the continuing earnings capacity of the acquired assets and assumed liabilities.

    In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The Corporation adopted SFAS No. 121 effective January 1, 1996, as required, without material effect on consolidated financial condition or results of operations.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    10.  Federal Income Taxes

    The Corporation accounts for federal income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Pursuant to the provisions of SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years' earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

    The Corporation's principal temporary differences between pretax financial income and taxable income result primarily from the different methods of accounting for deferred loan origination fees, Federal Home Loan Bank stock dividends, the general loan loss allowance, percentage of earnings bad debt deductions and certain components of retirement expense. A temporary difference is also recognized for depreciation expense computed using accelerated methods for federal income tax purposes.

    11.  Earnings Per Share and Dividends Per Share

    Earnings per share is calculated based on the weighted average number of common and common equivalent shares (which includes those stock options that are dilutive) outstanding during the respective periods, adjusted to reflect a 5% stock dividend effected during the years ended December 31, 1996 and 1995. Dividends per share for the years ended December 31, 1996, 1995 and 1994, have also been adjusted to reflect the effect of such stock dividends.

    12.  Fair Value of Financial Instruments

    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    12.  Fair Value of Financial Instruments (continued)

    The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                  Cash and Cash Equivalents: The carrying amount reported in the consolidated statement of financial condition for cash and cash equivalents is deemed to approximate fair value.

                  Certificates of Deposit in Other Financial Institutions: For certificates of deposit in other financial institutions, fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for such deposits with similar remaining maturities.

                  Investment Securities and Mortgage-backed Securities: Fair values for investment securities and mortgage-backed securities are based on quoted market prices and dealer quotes.

                  Loans receivable: The loan portfolio has been segregated into categories with similar characteristics, such as one- to four-family residential real estate, multi-family residential real estate, installment and other. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality.

                  Federal Home Loan Bank stock: The carrying amount presented in the consolidated statement of financial condition is deemed to approximate fair value.

                  Accrued Interest Receivable and Accrued Interest Payable: The carrying amount as reported in the consolidated statement of financial condition is deemed a reasonable estimate of fair value.

                  Cash Surrender Value of Life Insurance: The carrying amount as reported in the consolidated statement of financial condition is deemed to approximate fair value.

                  Deposits: The fair values of deposits with no stated maturity, such as money market demand deposits, savings and NOW accounts, are deemed equal to the amount payable on demand as of December 31, 1996 and 1995. The fair value of fixed-rate certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    12.  Fair Value of Financial Instruments (continued)

                  Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

                  Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

                  Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At December 31, 1996 and 1995, the difference between the fair value and notional amount of loan commitments was not material.

    Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments are as follows:

                                                                                      DECEMBER 31,
                                                                          1996                            1995
                                                               CARRYING          FAIR          CARRYING         FAIR
                                                                 VALUE           VALUE           VALUE          VALUE
                                                                                     (In thousands)
    Financial assets
      Cash and cash equivalents                               $  17,865      $  17,865         $  13,447      $  13,447
      Certificates of deposit in other financial
         institutions                                               990            990             1,881          1,881
      Investment securities                                      27,018         26,996            22,414         22,254
      Mortgage-backed securities                                 11,442         11,477             5,987          6,030
      Loans receivable                                          388,923                          292,751        291,671
      Federal Home Loan Bank stock                                3,942          3,942             2,832          2,832
      Accrued interest receivable                                 3,011          3,011             2,129          2,129
      Cash surrender value of life insurance                      4,880          4,880                -              -
                                                               --------       --------          --------       --------

                                                               $458,071                         $341,441       $340,244
                                                               ========                         ========       ========

    Financial liabilities
      Deposits                                                 $358,009                         $286,574       $290,243
      Advances from the Federal Home Loan Bank                   57,354                           26,078         26,139
      Advances by borrowers for taxes and insurance               2,864          2,864             2,964          2,964
                                                               --------       --------          --------       --------

                                                               $418,227                         $315,616       $319,346
                                                               ========                         ========       ========

    13.  Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and due from banks and interest-bearing deposits in other financial institutions with original maturities of three months or less.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    14.  Advertising

    Advertising costs are expensed when incurred.

    15.  Reclassifications

    Certain prior year amounts have been reclassified to conform to the 1996 consolidated financial statement presentation.

NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

    The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investment securities at December 31, 1996 and 1995 are as follows:

                                                                                  1996
                                                                        GROSS          GROSS        ESTIMATED
                                                       AMORTIZED      UNREALIZED     UNREALIZED       FAIR
                                                         COST           GAINS         LOSSES          VALUE
                                                                            (In thousands)
    HELD TO MATURITY:
      U.S. Government agency obligations                 $21,367            $ 42          $ (97)       $21,312
      Municipal bonds                                        477              33             -             510
                                                         -------            ----          -----        -------
         Total investment securities
           held to maturity                               21,844              75            (97)        21,822
    AVAILABLE FOR SALE:
      U.S. Government agency obligations                   3,523              23             (3)         3,543
      Corporate equity securities                          1,623              24            (16)         1,631
                                                         -------            ----          -----        -------
         Total investments available
           for sale                                        5,146              47            (19)         5,174
                                                         -------            ----          -----        -------

         Total investment securities                     $26,990            $122          $(116)       $26,996
                                                         =======            ====          =====        =======

                                                                                  1995
                                                                        GROSS          GROSS         ESTIMATED
                                                       AMORTIZED      UNREALIZED     UNREALIZED        FAIR
                                                         COST           GAINS         LOSSES           VALUE
                                                                            (In thousands)
    HELD TO MATURITY:
      U.S. Government agency obligations                 $19,147             $17          $(184)       $18,980
      Municipal bonds                                        136               7             -             143
                                                         -------             ---          -----        -------
         Total investment securities
           held to maturity                               19,283              24           (184)        19,123
    AVAILABLE FOR SALE:
      U.S. Government agency obligations                   2,999              46             -           3,045
      Corporate equity securities                             82               4             -              86
                                                         -------             ---          -----        -------
         Total investments available
           for sale                                        3,081              50             -           3,131
                                                         -------             ---          -----        -------

         Total investment securities                     $22,364             $74          $(184)       $22,254
                                                         =======             ===          =====        =======

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (continued)

    The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of mortgage-backed securities at December 31, 1996 and 1995, are as follows:

                                                                                  1996
                                                                         GROSS          GROSS        ESTIMATED
                                                       AMORTIZED      UNREALIZED     UNREALIZED         FAIR
                                                         COST           GAINS          LOSSES          VALUE
                                                                            (In thousands)
    HELD TO MATURITY:
      FNMA                                              $  4,352           $  19         $  (48)      $  4,323
      FHLMC                                                2,906              69            (18)         2,957
      CMOs                                                 3,142              49            (30)         3,161
      GNMA                                                   195              15             -             210
      Other                                                  105              -             (21)            84
                                                         -------              --          -----        -------
         Total mortgage-backed securities
           held to maturity                               10,700             152           (117)        10,735
    AVAILABLE FOR SALE:
      FHLMC                                                  733               9             -             742
                                                         -------            ----          -----        -------

    Total mortgage-backed securities                     $11,433            $161          $(117)       $11,477
                                                         =======            ====          =====        =======


                                                                                  1995
                                                                         GROSS          GROSS        ESTIMATED
                                                       AMORTIZED      UNREALIZED     UNREALIZED         FAIR
                                                          COST           GAINS         LOSSES           VALUE
                                                                            (In thousands)
    HELD TO MATURITY:
      FNMA                                                $3,218             $33         $   (3)        $3,248
      FHLMC                                                1,784              21             (8)         1,797
                                                           -----             ---          -----          -----
         Total mortgage-backed securities
           held to maturity                                5,002              54            (11)         5,045
    AVAILABLE FOR SALE:
      FHLMC                                                  968              17              -            985
                                                          ------             ---          -----         ------

    Total mortgage-backed securities                      $5,970             $71          $ (11)        $6,030
                                                          ======             ===          =====         ======

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (continued)

    The amortized cost and estimated fair value of investment and mortgage-backed securities at December 31, 1996 and 1995 (including securities designated as available for sale) by contractual term to maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     1996                       1995
                                                                         ESTIMATED                   ESTIMATED
                                                            AMORTIZED       FAIR       AMORTIZED       FAIR
                                                               COST        VALUE         COST         VALUE
                                                                                 (In thousands)
    Due in one year or less                                   $ 4,606      $ 4,586        $ 6,019      $ 6,030
    Due after one year through five years                      20,095       20,097         15,217       15,084
    Due after five years through ten years                        487          487          1,046        1,054
    Due after ten years through fifteen years                     179          195             -            -
                                                              -------      -------        -------      ------
         Total investment securities                           25,367       25,365         22,282       22,168
    Corporate equity securities                                 1,623        1,631             82           86
    Mortgage-backed securities - not
      due at a single maturity date                            11,433       11,477          5,970        6,030
                                                              -------      -------        -------      -------

         Total                                                $38,423      $38,473        $28,334      $28,284
                                                              =======      =======        =======      =======

    During 1996, the Corporation sold investment securities designated as available for sale with a carrying value of $427,000 at no gain or loss.

    There were no sales of investment securities or mortgage-backed securities during the years ended December 31, 1995 and 1994.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE C - LOANS RECEIVABLE

    Loans receivable at December 31 consist of the following:

                                                                                    1996                1995
                                                                                         (In thousands)
    Conventional real estate loans:
      Existing residential properties                                             $339,970            $243,767
      Nonresidential real estate                                                    12,529              11,486
      Construction                                                                  19,960              19,944
      Developed building lots                                                        1,406                 965
    Education loans                                                                  2,037               2,728
    Consumer and other loans                                                        22,244              22,589
                                                                                  --------            --------
                  Total                                                            398,146             301,479
    Less:
      Undisbursed portion of loans in process                                        8,867               8,717
      Unamortized yield adjustments                                                     40                 497
      Allowance for loan losses                                                      1,247               1,032
                                                                                  --------            --------

                  Total loans receivable - net                                    $387,992            $291,233
                                                                                  ========            ========

    As depicted above, the Corporation's lending efforts have historically focused on loans secured by existing residential properties, which comprise approximately $340.0 million, or 88%, of the total loan portfolio at December 31, 1996 and approximately $243.8 million, or 84%, of the total loan portfolio at December 31, 1995. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Corporation with adequate collateral coverage in the event of default. Nevertheless, the Corporation, as with any lending institution, is subject to the risk that residential real estate values could deteriorate in its primary lending areas of central and eastern Ohio, northern West Virginia, and northeastern Kentucky, thereby impairing collateral values. However, management is of the belief that residential real estate values in the Corporation's primary lending areas are presently stable.

    The Banks, in the ordinary course of business, have granted loans to certain of their directors, executive officers, and their associates. Such loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans (excluding loans to any such individual which in the aggregate did not exceed $60,000) was less than 5% of stockholders' equity at December 31, 1996 and 1995.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE D - ALLOWANCE FOR LOAN LOSSES

    Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

                                                                       1996              1995             1994
                                                                                   (In thousands)
    Balance at beginning of year                                     $1,032            $  943           $1,028
    Provision for losses                                                111               143               97
    Allowance resulting from acquisition                                109                -                -
    Charge-offs, net of immaterial recoveries                            (5)              (54)            (182)
                                                                     ------            ------           ------

    Balance at end of year                                           $1,247            $1,032           $  943
                                                                     ======            ======           ======

    Nonaccrual and nonperforming loans totaled approximately $2.4 million, $1.1 million and $1.3 million at December 31, 1996, 1995 and 1994, respectively. Interest income that would have been recognized had such nonaccrual loans performed pursuant to contractual terms totaled approximately $90,000, $24,000 and $57,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE E - OFFICE PREMISES AND EQUIPMENT

    Office premises and equipment at December 31 is summarized as follows:

                                                                                        1996             1995
                                                                                           (In thousands)
    Land                                                                               $1,308           $  919
    Buildings and improvements                                                          5,783            4,095
    Furniture, fixtures and equipment                                                   3,728            2,662
                                                                                       ------            -----
                                                                                       10,819            7,676
    Less accumulated depreciation and amortization                                     (4,008)          (3,523)
                                                                                       ------           ------

                                                                                       $6,811           $4,153
                                                                                       ======           ======

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE F - DEPOSITS

    Deposit balances by type and weighted-average interest rate at December 31, 1996 and 1995, are summarized as follows:

                                                                            1996                        1995
                                                                     AMOUNT     RATE           AMOUNT     RATE
                                                                                   (In thousands)
    NOW accounts                                                   $ 47,078     1.93%        $ 44,591     2.30%
    Money market demand accounts                                     17,186     3.64           15,047     3.29
    Passbook and statement savings accounts                          58,610     3.01           50,498     3.01
                                                                   --------     ----         --------     ----
         Total withdrawable accounts                                122,874     2.68          110,136     2.76
    Money market certificates:
      Seven days to one year                                         46,143     5.59           19,332     4.73
      One to two years                                               66,674     5.77           54,336     5.99
      Two to eight years                                             82,747     6.31           70,198     6.13
    Negotiated rate certificates                                     21,786     5.69           21,446     5.63
    Individual retirement accounts                                   17,785     5.90           11,126     6.23
                                                                   --------     ----         --------     ----
         Total certificate accounts                                 235,135     5.93          176,438     5.88
                                                                   --------     ----         --------     ----

    Total deposits                                                 $358,009     4.81%        $286,574     4.68%
                                                                   ========     ====         ========     ====

    At December 31, 1996 and 1995, the Corporation had certificates of deposit accounts with balances in excess of $100,000 totaling $37.9 million and $44.7 million, respectively.

    Interest expense on deposits is summarized as follows for the years ended December 31:

                                                                               1996         1995         1994
                                                                                       (In thousands)
    Certificate of deposit accounts                                          $10,974      $ 9,592       $6,173
    NOW accounts and money
      market demand accounts                                                   1,498        1,450        1,447
    Passbook and statement savings
      accounts                                                                 1,461        1,436        1,877
                                                                             -------      -------        -----

                                                                             $13,933      $12,478       $9,497
                                                                             =======      =======       ======

    The contractual maturities of outstanding certificates of deposit are summarized as follows at December 31:

                                                                                   1996                  1995
    YEAR ENDING DECEMBER 31:                                                            (In thousands)
         1996                                                                   $     -               $105,593
         1997                                                                    145,780                48,826
         1998                                                                     53,565                14,479
         1999                                                                     23,290                 3,713
         2000                                                                      6,183                 3,827
         After 2000                                                                6,317                    -
                                                                                --------              --------

    Total certificate of deposit accounts                                       $235,135              $176,438
                                                                                ========              ========

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE F - DEPOSITS (continued)

    At December 31, 1996 and 1995, public savings deposits were collateralized by investment securities and interest-bearing deposits in other banks totaling $22.2 million and $20.0 million, respectively.

NOTE G - ADVANCES FROM FEDERAL HOME LOAN BANK

    Advances from the Federal Home Loan Bank, collateralized at December 31, 1996 and 1995, by pledges of certain residential mortgage loans totaling $86.0 million and $39.1 million, respectively, as well as the Federal Home Loan Bank stock of the respective Bank subsidiaries, are summarized as follows:

                                               MATURING FISCAL
    INTEREST RATE                               YEAR ENDING IN                    1996                1995
                                                                                      (In thousands)
    5.80% - 7.45%                                   1996                       $     -              $15,500
    5.36% - 7.75%                                   1997                        34,500                8,000
    4.95% - 5.90%                                   1998                        11,750                2,000
    6.10% - 6.25%                                   1999                         4,462                   -
    5.38%2000                                        750                            -
    4.25% - 6.71%                             Thereafter                         5,892                  578
                                                                               -------              -------

                                                                               $57,354              $26,078
                                                                               =======              =======

                                   Weighted average rate                          5.87%                6.31%
                                                                                  ====                 ====


NOTE H - FEDERAL INCOME TAXES

    A reconciliation of the effective tax rate for the years ended December 31, 1996, 1995 and 1994, respectively, and the federal statutory rate in each of these years of 34%, computed by applying the statutory federal corporate tax rate to income before taxes, are summarized as follows at December 31:

                                                                            1996           1995         1994
                                                                                    (In thousands)
    Expected federal tax at statutory rate                                  $1,533         $1,890       $1,310
    Other                                                                      (37)            20            1
                                                                            ------         ------      -------
    Tax provision per consolidated financial
      statements                                                            $1,496         $1,910       $1,311
                                                                            ======         ======       ======

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE H - FEDERAL INCOME TAXES (continued)

    The components of the Corporation's net deferred tax liability as of December 31, 1996 and 1995, are summarized as follows:

                                                                       1996                          1995
                                                            TEMPORARY        TAX          TEMPORARY        TAX
                                                           DIFFERENCE      AT 34%        DIFFERENCE      AT 34%
    Deferred tax liabilities:
      Deferred loan origination fees                          $   (57) $     (19)           $  (639)   $  (217)
      FHLB stock dividends                                     (1,528)      (520)              (952)      (324)
      Percentage of earnings bad debt deduction                (1,732)      (589)            (1,750)      (595)
      Retirement expense                                          (49)       (17)              (156)       (53)
      Mortgage servicing rights                                (1,419)      (482)              (655)      (223)
      Other liabilities                                          (602)      (205)              (285)       (97)
                                                              -------     ------             ------    -------
         Total deferred tax liabilities                        (5,387)    (1,832)            (4,437)    (1,509)

    Deferred tax assets:
      General loan loss allowance                               1,105        376                949        323
      Other assets                                                306        104                 88         30
                                                              -------    -------            -------    -------
         Total deferred tax assets                              1,411        480              1,037        353
                                                              -------    -------            -------    -------

         Net deferred tax liability                           $(3,900)   $(1,352)           $(3,400)   $(1,156)
                                                              =======    =======            =======    =======

    The Banks were allowed a special bad debt deduction generally limited to 8% of otherwise taxable income, subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualify as deductions for federal income taxes are later used for purposes other than for bad debt losses, including distributions in liquidations, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The percentage of earnings bad debt deduction had accumulated to approximately $7.6 million as of December 31, 1996. The amount of the unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $2.0 million at December 31, 1996. See Note P for additional information regarding future percentage of earnings bad debt deductions.

NOTE I - COMMITMENTS

    The Banks are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of the commitments reflect the extent of the Banks' involvement in such financial instruments.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE I - COMMITMENTS (continued)

    The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as those utilized for on-balance-sheet instruments.

    At December 31, 1996 and 1995, the Banks had outstanding commitments to originate or purchase fixed rate loans of approximately $1.4 million and $2.7 million, respectively, and adjustable rate loans of approximately $4.4 million and $4.0 million, respectively. Additionally, the Banks had unused lines of credit under home equity loans of $7.5 million at December 31, 1996. Management believes that all loan commitments are able to be funded through cash flow from operations and existing excess liquidity. Fees received in connection with these commitments have not been recognized in earnings.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral on loans may vary but the preponderance of loans granted generally include a mortgage interest in real estate as security.

NOTE J - REGULATORY CAPITAL REQUIREMENTS

    Cambridge and Marietta are subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). First Federal Savings Bank and First Federal Bank for Savings are subject to minimum regulatory capital standards promulgated by the Office of Thrift Supervision (the "OTS"). Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -actions by regulators that, if undertaken, could have a direct material effect on each of the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    During the calendar year, each of the Banks were notified from their respective regulators that the Banks were categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" the Banks' must maintain minimum capital ratios as set forth in the following tables.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE J - REGULATORY CAPITAL REQUIREMENTS (continued)

    The Federal Deposit Insurance Corporation (FDIC) has adopted risk-based capital ratio guidelines to which Cambridge and Marietta are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighting categories, with higher levels of capital being required for the categories perceived as representing greater risk.

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

    As of December 31, 1996, management believes that Cambridge and Marietta meet all capital adequacy requirements to which the Banks are subject.

             CAMBRIDGE                                          AS OF DECEMBER 31, 1996
                                                                                                TO BE "WELL-
                                                                                             CAPITALIZED' UNDER
                                                                      FOR CAPITAL            PROMPT CORRECTIVE
                                             ACTUAL                ADEQUACY PURPOSES         ACTION PROVISIONS
                                        ------------------        -------------------        -------------------
                                        AMOUNT       RATIO        AMOUNT        RATIO        AMOUNT        RATIO
                                                                    (In thousands)
Total capital
(to risk-weighted assets)               $13,176      13.4%       =>$7,840      =>8.0%       =>$9,800     =>10.0%
Tier I Capital
(to risk-weighted assets)               $12,786      13.0%       =>$3,920      =>4.0%       =>$5,880    =>  6.0%
Tier I Leverage                         $12,786       7.2%       =>$7,087      =>4.0%       =>$8,859    =>  5.0%

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE J - REGULATORY CAPITAL REQUIREMENTS (continued)

    MARIETTA                                                    AS OF DECEMBER 31, 1996
                                                                                                 TO BE "WELL-
                                                                                              CAPITALIZED" UNDER
                                                                     FOR CAPITAL               PROMPT CORRECTIVE
                                             ACTUAL                ADEQUACY PURPOSES          ACTION PROVISIONS
                                         ---------------           -----------------          ------------------
                                         AMOUNT    RATIO           AMOUNT    RATIO             AMOUNT     RATIO
                                                                     (In thousands)
    Total capital
      (to risk-weighted assets)          $8,726    12.3%         =>$5,654    =>8.0%          =>$7,067     =>10.0%

    Tier I Capital
      (to risk-weighed assets)           $8,354    11.8%         =>$2,827    =>4.0%          =>$4,240     => 6.0%

    Tier I Leverage                      $8,354     7.3%         =>$4,547    =>4.0%          =>$5,684     => 5.0%

    The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 3.0% of adjusted total assets. An OTS proposal, if adopted in present form, would increase the core capital requirement to a range of 4.0% - 5.0% of adjusted total assets for substantially all savings associations. Management anticipates no material change to the Banks' excess regulatory capital position as a result of this proposed change in the regulatory capital requirement. The risk-based capital requirement currently provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Banks' multiply the value of each asset on their respective statement of financial condition by a defined risk-weighting factor, e.g., one- to four-family residential loans carry a risk-weighted factor of 50%.

    As of December 31, 1996, management believes that First Federal and Ashland meet all capital adequacy requirements to which the Banks are subject.

    FIRST FEDERAL                                               AS OF DECEMBER 31, 1996
                                                                                                 TO BE "WELL-
                                                                                              CAPITALIZED" UNDER
                                                                     FOR CAPITAL               PROMPT CORRECTIVE
                                             ACTUAL                ADEQUACY PURPOSES          ACTION PROVISIONS
                                         ----------------          -----------------          ------------------
                                         AMOUNT    RATIO           AMOUNT    RATIO             AMOUNT     RATIO
                                                                      (In thousands)
    Tangible capital                     $6,232      7.2%        =>$1,300    =>1.5%          =>$4,334     => 5.0%

    Core Capital                         $6,232      7.2%        =>$2,601    =>3.0%          =>$5,201     => 6.0%

    Risk-based capital                   $6,482     13.7%        =>$3,788    =>8.0%          =>$4,735     =>10.0%

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE J - REGULATORY CAPITAL REQUIREMENTS (continued)

    ASHLAND                                                     AS OF DECEMBER 31, 1996
                                                                                                 TO BE "WELL-
                                                                                              CAPITALIZED" UNDER
                                                                     FOR CAPITAL               PROMPT CORRECTIVE
                                             ACTUAL                ADEQUACY PURPOSES          ACTION PROVISIONS
                                         ---------------           -----------------          ------------------
                                         AMOUNT    RATIO           AMOUNT    RATIO             AMOUNT     RATIO
                                                                      (In thousands)
    Tangible capital                    $12,709    14.7%         =>$1,299    =>1.5%          =>$4,330     => 5.0%

    Core Capital                        $12,709    14.7%         =>$2,598    =>3.0%          =>$5,196     => 6.0%

    Risk-based capital                  $12,802    27.8%         =>$3,680    =>8.0%          =>$4,601     =>10.0%

    The Corporation's management believes that, under the current regulatory capital regulations, the Banks will continue to meet their minimum capital requirements in the foreseeable future. However, events beyond the control of the Corporation, such as increased interest rates or a downturn in the economy in the subsidiaries' market areas, could adversely affect future earnings and, consequently, the ability to meet future minimum regulatory capital requirements.

    Regulations of the Office of Thrift Supervision (OTS) impose limitations on the payment of dividends and other capital distributions by savings associations. Under such regulations, a savings association that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirement is generally permitted without OTS approval (but subsequent to 30 days prior notice to the OTS of the planned dividend) to make capital distributions during a calendar year in the amount of (i) up to 100% of its net earnings to date during the year plus an amount equal to one-half of the amount by which its total capital to assets ratio exceeded its fully phased-in capital to assets ratio at the beginning of the year (ii) or 75% of its net income for the most recent four quarters. Pursuant to such OTS dividend regulations, the Banks had the ability to pay dividends of approximately $7.3 million to Camco Financial Corporation at December 31, 1996.

NOTE K - BENEFIT PLANS

    The Corporation has a non-contributory insured defined benefit pension plan (the Plan) covering all eligible employees. The Plan's benefit formula is the projected unit credit formula which encompasses future salary levels and participants' years of service.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE K - BENEFIT PLANS (continued)

    Net pension costs includes the following components for the years ended December 31:

                                                                                      1996       1995       1994
                                                                                            (In thousands)
    Service cost - benefits earned during year                                        $232       $185       $180
    Interest cost on projected benefit obligation                                      180        158        155
    Gain on plan assets                                                                (69)      (139)       (53)
    Net amortization, deferral and other                                               (40)        65         27
                                                                                      ----       ----       ----

    Net pension cost                                                                  $303       $269       $309
                                                                                      ====       ====       ====

    The following table sets forth the Plan's funded status and amounts recognized in the consolidated statement of financial condition at December 31:

                                                                                            1996            1995
                                                                                               (In thousands)
    Actuarial present value of benefit obligation:
      Vested benefit obligation                                                           $1,605          $1,819
                                                                                          ======          ======
      Accumulated benefit obligation                                                      $1,605          $1,955
                                                                                          ======          ======
    Plan assets at fair value                                                             $2,279          $1,918
    Actuarial present value of projected benefit
      obligation for services rendered to date                                             1,605           3,033
                                                                                          ------          ------
    Plan assets greater (less) than projected benefit obligation                             674          (1,115)
    Unrecognized net gain                                                                    580           1,168
    Unrecognized transition liability, net of amortization                                     2               2
    Other                                                                                      1             116
                                                                                          ------          ------
    Prepaid pension cost (included in prepaid expenses
      and other assets)                                                                   $   97          $  171
                                                                                          ======          ======

    Assumptions for the plan valuations include:

                                                                                                   YEAR ENDED
                                                                                                   DECEMBER 31,
                                                                                         1996         1995        1994
    Weighted average discount rate                                                      7.71%        6.00%         6.50%
    Annual rate of increase in compensation levels                                      N/A          4.50%         4.50%
    Expected long-term rate of return on assets                                         8.00%        8.00%         7.00%

    The Corporation is in the process of terminating the Plan. It is anticipated that appropriate regulatory approval of the Plan termination will be received in the first quarter of calendar 1997.

    Coincident with the termination of the pension plan, the Corporation undertook a retirement plan in 1996 which provides retirement benefits to certain key officers. The Corporation's obligations under the plan have been provided for via the purchase of single premium key man life insurance of which the Corporation is the beneficiary. The Corporation recorded expense related to the plan totaling approximately $37,000 during the year ended December 31, 1996.

    The Corporation also has a 401(k) Salary Savings Plan covering substantially all employees. Total expense under this plan was $93,000, $62,000 and $63,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE L - STOCK OPTION PLANS

    Stockholders of the Corporation have approved three stock option plans. Under the 1972 Plan, 161,416 common shares were reserved for issuance to officers, directors, and key employees of the Corporation and its subsidiaries. The 1982 Plan reserved 73,539 common shares for issuance to employees of the Corporation and its subsidiaries. Under the 1995 Plan, 97,650 shares were reserved for issuance. As of December 31, 1996, options to purchase 73,500 shares were awarded to officers, directors, and key employees at $16.15 per share, the common stock's adjusted fair value on the grant date, and were subject to exercise at the discretion of the grantees through 2005. At December 31, 1996, no options under the 1995 Plan have been exercised. The foregoing number of shares under option have been adjusted to reflect the 5% stock dividends effected during the years ended December 31, 1996, 1995 and 1994, and the stock split effected in the form of a 100% stock dividend in 1993. At December 31, 1996, all of the stock options under the 1972 and 1982 Plans had been granted and were subject to exercise at the discretion of the grantees through 2002.

    The following summarizes stock option transactions for the 1972 and 1982
Plans:

                                                                                      1972 PLAN
                                                                                       OPTION
                                                                     NUMBER             PRICE
                                                                    OF SHARES         PER SHARE         TOTAL
    Outstanding at January 1, 1994                                    2,668        $ 1.58-$5.72        $12,629

    Effect of 5% stock dividend in 1994                                 133              -                -
                                                                     ------       -------------        -------

    Outstanding at December 31, 1994                                  2,801         $1.50-$5.44         12,629

    Exercised                                                        (1,382)       $3.55 (avg.)         (4,911)

    Effect of 5% stock dividend in 1995                                  71              -                -
                                                                     ------        ------------        -------

    Outstanding at December 31, 1995                                  1,490               $5.18          7,718

    Exercised                                                        (1,490)               5.18         (7,718)
                                                                      -----               -----        -------

    Outstanding at December 31, 1996                                     -                $  -         $   -
                                                                     ======               =====        =======

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE L - STOCK OPTION PLANS (continued)

                                                                                      1982 PLAN
                                                                                         OPTION
                                                                     NUMBER               PRICE
                                                                  OF SHARES           PER SHARE          TOTAL
    Outstanding at January 1, 1994                                    6,206               $5.72        $35,445

    Exercised                                                        (1,361)              $5.44         (7,685)

    Effect of 5% stock dividend in 1994                                 259                  -              -
                                                                     ------              ------        ------

    Outstanding at December 31, 1994                                  5,104               $5.44         27,760

    Exercised                                                        (1,058)              $5.44         (5,755)

    Effect of 5% stock dividend in 1995                                 202                  -              -
                                                                     ------              ------        ------

    Outstanding at December 31, 1995                                  4,248               $5.18        $22,005

    Exercised                                                        (4,081)              $5.18        (21,140)

    Effect of 5% stock dividend in 1996                                   4                  -              -
                                                                     ------                ----        ------

    Outstanding at December 31, 1996                                    171               $4.93        $   843
                                                                     ======               =====        =======

    Additionally, in connection with the acquisition of First Ashland Financial Corporation, the stock options of First Ashland were converted into 160,772 options of Camco Financial Corporation stock at an exercise price of $12.24 per share which expire on October 25, 2005. As of December 31, 1996, none of these options had been exercised.

    On January 1, 1996, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for employee stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Such disclosures are not required for the Corporation since no stock options were granted in 1996. The Corporation's employee stock option plans are accounted for under APB Opinion No. 25.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE M - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION

     The following condensed financial statements summarize the financial position of Camco Financial Corporation as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years ended December 31, 1996, 1995 and 1994:

                          CAMCO FINANCIAL CORPORATION

                       STATEMENTS OF FINANCIAL CONDITION

                                  December 31,
                                 (In thousands)

                                                                                           1996           1995
    ASSETS

    Cash in subsidiary Banks                                                            $   373        $   685
    Interest-bearing deposits in other financial institutions                             1,230             -
    Investment securities available for sale                                                 97             86
    Investment in Bank subsidiaries utilizing
      the equity method                                                                  43,959         27,079
    Investment in title agency subsidiary                                                   339            232
    Cash surrender value of life insurance                                                  631             -
    Prepaid expenses and other assets                                                         6             46
    Prepaid federal income taxes                                                             76             -
                                                                                        -------        -------

             Total assets                                                               $46,711        $28,128
                                                                                        =======        =======

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Accounts payable and other accrued liabilities                                      $ 1,319        $   110
    Dividends payable                                                                       368            207
    Accrued federal income taxes                                                             -             118
    Deferred federal income taxes                                                            11             -
                                                                                        -------        -------
             Total liabilities                                                            1,698            435

    Stockholders' equity
      Common stock                                                                        3,063          1,971
      Additional paid-in capital                                                         21,917          5,735
      Retained earnings - substantially restricted                                       20,005         19,936
      Unrealized gains on securities designated as
        available for sale, net of related tax effects                                       28             51
                                                                                        -------        -------
             Total stockholders' equity                                                  45,013         27,693
                                                                                        -------        -------

             Total liabilities and stockholders' equity                                 $46,711        $28,128
                                                                                        =======        =======

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE M - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION
         (continued)

                          CAMCO FINANCIAL CORPORATION

                             STATEMENTS OF EARNINGS

                            Year ended December 31,
                                 (In thousands)

                                                                                1996         1995         1994
    Income:
      Dividends from Bank subsidiaries                                        $2,264       $1,123       $  870
      Interest and other income                                                   60          140          203
      Equity in undistributed net earnings
        of the Bank subsidiaries                                               1,140        2,781        1,845
      Equity in undistributed net earnings
        of title agency subsidiary                                               107           72            8
                                                                              ------       ------       ------
             Total income                                                      3,571        4,116        2,926
    General, administrative and other
      expense                                                                    912          607          496
                                                                              ------       ------       ------
    Earnings before federal income tax
      credits                                                                  2,659        3,511        2,430
    Federal income tax credits                                                  (354)        (137)        (112)
                                                                              ------       ------       ------

    Net earnings                                                              $3,013       $3,648       $2,542
                                                                              ======       ======       ======

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE M - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION
         (continued)

                          CAMCO FINANCIAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                            Year ended December 31,
                                 (In thousands)

                                                                                         1996         1995         1994
    Cash flows provided by (used in) operating activities:
      Net earnings for the year                                                        $3,013       $3,648       $2,542
      Adjustments to reconcile net earnings to net
      cash flows from operating activities:
        Undistributed net earnings of the Bank
          subsidiaries                                                                 (1,140)      (2,781)      (1,845)
        Undistributed net earnings of title
          agency subsidiary                                                              (107)         (72)          (8)
        Decrease (increase) in other assets                                                40          (61)         (16)
        Increase (decrease) in accounts payable
          and other liabilities                                                         1,370          (88)         (72)
        Increase (decrease) in current federal income taxes                              (194)        (136)          35
        Other - net                                                                      (273)          -            -
                                                                                       ------       ------       ------
             Net cash provided by operating activities                                  2,709          510          636

    Cash flows used in investing activities:
      Issuance of note receivable to Bank subsidiary                                       -            -        (3,000)
      Repayment of note receivable from Bank subsidiary                                    -         3,000           -
      Contribution of capital to Bank subsidiaries                                         -        (2,500)          -
      Purchase of investment securities                                                   (20)         (29)          -
      Purchase of cash surrender value of life insurance                                 (614)          -            -
      Net increase in cash surrender value of life insurance                              (17)          -            -
      Increase in interest-bearing deposits in other
        financial institutions                                                         (1,230)          -            -
                                                                                       ------       ------       ------
             Net cash provided by (used in) investing activities                       (1,881)         471       (3,000)

    Cash flows provided by (used in) financing activities:
      Proceeds from other borrowing                                                     5,465           -            -
      Repayment of other borrowing                                                     (5,465)          -            -
      Common stock options exercised                                                       29           10            8
      Dividends paid                                                                   (1,169)        (773)        (580)
      Proceeds from offering of common stock                                               -            -         2,961
                                                                                       ------       ------       ------
             Net cash provided by (used in) financing activities                       (1,140)        (763)       2,389
                                                                                       ------       ------       ------

    Net increase (decrease) in cash and cash equivalents                                 (312)         218           25

    Cash and cash equivalents at beginning of year                                        685          467          442
                                                                                       ------       ------       ------

    Cash and cash equivalents at end of year                                           $  373       $  685       $  467
                                                                                       ======       ======       ======

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE M - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION
         (continued)

    During 1994, the Corporation undertook an offering of common stock which was completed on December 28, 1994. The Corporation issued 231,000 shares of common stock in the offering at $14.50 per share. After giving effect to offering expenses of $379,000, the Corporation recognized a $3.0 million increase in stockholders' equity.

NOTE N - SEGMENT INFORMATION

    The following table sets forth the Corporation's revenues, income before income taxes, and assets for each of its business segments for the years ended December 31, 1996, 1995 and 1994. For purposes of the table, "revenue" represents the sum of total interest income and total other income:

                                                                                                 YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                    1996            1995           1994
                                                                                               (In thousands)
    Revenue:
      Banking                                                                   $ 31,035        $ 26,827       $ 20,429
      Mortgage banking                                                             2,976           2,808          2,703
                                                                                --------        --------       --------
         Total business segments                                                  34,011          29,635         23,132
      Intersegment eliminations                                                   (1,155)           (902)          (795)
                                                                                --------        --------       --------

         Total                                                                  $ 32,856        $ 28,733       $ 22,337
                                                                                ========        ========       ========

    Earnings before income taxes:
      Banking                                                                   $  3,314        $  4,092       $  2,934
      Mortgage banking                                                             1,369           1,698          1,099
                                                                                --------        --------        -------
         Total business segments                                                   4,683           5,790          4,033
      Intersegment eliminations                                                     (174)           (232)          (180)
                                                                                --------        --------       --------

         Total                                                                  $  4,509        $  5,558       $  3,853
                                                                                ========        ========       ========

    Assets-year-end:
      Banking                                                                   $467,478        $344,177       $323,355
      Mortgage banking                                                             2,655           3,096          1,817
                                                                                --------        --------       --------
         Total business segments                                                 470,133         347,273        325,172
      Intersegment eliminations                                                     (683)           (804)          (545)
                                                                                --------        --------       --------

         Total                                                                  $469,450        $346,469       $324,627
                                                                                ========        ========       ========

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE O - BUSINESS COMBINATION

    On October 4, 1996, the Corporation acquired First Ashland Financial Corporation utilizing the purchase method of accounting. First Ashland was dissolved upon consummation, with First Ashland's banking subsidiary, First Federal Bank for Savings, continuing operations as a wholly owned subsidiary of the Corporation. The results of First Federal Bank for Savings' operations subsequent to October 4, 1996 are included in the consolidated financial statements. Camco paid $13.2 million in cash and issued 987,247 of its common shares in connection with the acquisition, with the $3.7 million excess of the fair value of liabilities assumed over assets received, assigned to goodwill.

    Presented below are pro-forma condensed consolidated statements of earnings and earnings per share which have been prepared as if the acquisition had been consummated as of the beginning of each of the years ended December 31, 1996 and 1995.

                                                                               1996                    1995
                                                                            (In thousands, except share data)
                                                                                      (Unaudited)
    Total interest income                                                      $33,956            $31,442
    Total interest expense                                                      18,504             17,675
                                                                               -------            -------
         Net interest income                                                    15,452             13,767

    Provision for losses on loans                                                  161                141
    Other income                                                                 3,749              3,375
    General, administrative and other expense                                   14,435             10,777
                                                                               -------            -------

         Earnings before income taxes                                            4,605              6,224

    Federal income taxes                                                         1,617              2,167
                                                                               -------            -------

         Net earnings                                                          $ 2,988            $ 4,057
                                                                               =======            =======

         Earnings per share                                                       $.96              $1.28
                                                                                  ====              =====


    NOTE P - LEGISLATIVE DEVELOPMENTS

    The deposit accounts of the Banks and of other savings associations are insured by the FDIC through the Savings Association Insurance Fund ("SAIF"). The reserves of the SAIF were below the level required by law, because a significant portion of the assessments paid into the fund were used to pay the cost of prior thrift failures. The deposit accounts of commercial banks are insured by the FDIC through the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. The reserves of the BIF met the level required by law in May 1995. As a result of the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in 1995. In 1996, no BIF assessments were required for healthy commercial banks except for a $2,000 minimum fee.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

NOTE P - LEGISLATIVE DEVELOPMENTS (continued)

    Legislation was enacted to recapitalize the SAIF that provided for a special assessment totaling $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. The Banks held $277.3 million in deposits at March 31, 1995, resulting in an assessment of approximately $1.8 million, or $1.2 million after tax, which was charged to operations in 1996.

    A component of the recapitalization plan provides for the merger of the SAIF and BIF on January 1, 1999. However, the SAIF recapitalization legislation currently provides for an elimination of the thrift charter or of the separate federal regulation of thrifts prior to the merger of the deposit insurance funds. As a result, First Federal and Ashland would be regulated as banks under federal laws which would subject it to the more restrictive activity limits imposed on national banks. Under separate legislation related to the recapitalization plan, the Banks are required to recapture as taxable income approximately $1.7 million of their bad debt reserve, which represents the post-1987 additions to the reserve, and will be unable to utilize the percentage of earnings method to compute the reserve in the future. The Banks have provided deferred taxes for this amount and will be permitted to amortize the recapture of the bad debt reserve in taxable income over six years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

           The information contained under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed by Camco no later than 120 days after the end of the fiscal year (the "Proxy Statement") is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

           The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors" is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The information contained in the Proxy Statement under the caption "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information contained in the Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  (3)(i)           Certificate of Incorporation

                  (3)(ii)          Bylaws

                  (10)(ii)-1       Employment Agreement between Camco and Larry
                                   A. Caldwell

                  (10)(ii)-2 Employment Agreement between Camco and Anthony J. Popp

                  (10)(ii)-3 Employment Agreement between Marietta Savings and Anthony J. Popp

                  (21)             Subsidiaries of Camco

                  (23)(i) Consent of Grant Thornton LLP regarding Camco's Consolidated Financial Statements and Form S-8

                  (23)(ii) Consent of Grant Thornton LLP regarding Camco's 401(k) Salary Savings Plan Financial Statements and Form S-8

                  (27)             Financial Data Schedule

                  (99) 1995 Financial Statements of the Camco Financial Corporation 401(k) Salary Savings Plan

             (b)  On October 15, 1996, Camco filed a Form 8-K, reporting in
Item 2 its acquisition of First Ashland Financial Corporation on October 4, 1996 (the "Form 8-K").

                  On December 18, 1996, Camco filed an amendment to the Form 8-K which included financial statements of First Ashland Financial Corporation and pro forma financial information with respect to Camco and First Ashland Financial Corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Camco Financial Corporation

                                             By /s/ Larry A. Caldwell
                                                --------------------------
                                                Larry A. Caldwell,
                                                President, Chief Executive
                                                Officer and a Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Anthony J. Popp                      By /s/ James R. Hanawalt
    ----------------------------                ---------------------
    Anthony J. Popp                             James R. Hanawalt,
    Principal Financial Officer,                Director
    Senior Vice President
    and Director

Date:  March 17, 1997                        Date:  March 17, 1997


By  /s/ Samuel W. Speck                      By /s/ Robert C. Dix, Jr.
    ----------------------------                ---------------------
    Samuel W. Speck,                            Robert C. Dix, Jr.
    Director                                    Director

Date:  March 17, 1997                        Date:  March 17, 1997


By  /s/ Jeffrey T. Tucker                    By /s/ Paul D. Leake
    ----------------------------                ---------------------
    Jeffrey T. Tucker,                          Paul D. Leake,
    Director                                    Director

Date:  March 17, 1997                        Date:  March 17, 1997


By  /s/ Eric G. Spann                        By /s/ John H. Heiby
    ----------------------------                ---------------------
    Eric G. Spann,                              John H. Heiby
    Director                                    Director

Date:  March 17, 1997                        Date:  March 17, 1997


By  /s/ D. Edward Rugg
    ----------------------------
    D. Edward Rugg,
    Principal Accounting Officer

Date:  March 17, 1997

                               INDEX TO EXHIBITS

ITEM                  DESCRIPTION
Exhibit (3)(i)        Third Restated Certificate of
                      Incorporation of Camco Financial
                      Corporation

Exhibit (3)(ii)       1987 Amended and Restated By-Laws of        Incorporated by reference to Camco's Annual
                      Camco Financial Corporation                 Report on Form 10-KSB for the fiscal year ended
                                                                  December 31, 1995, filed with the Securities and
                                                                  Exchange Commission on April 1, 1996 (the "1995 Form
                                                                  10-KSB"), Exhibit 3(iii).

Exhibit (10)(ii)-1    Employment Agreement dated January 22,      Incorporated by reference to the 1995 Form
                      1996, by and between Camco and Larry A.     10-KSB, Exhibit 10(ii)-1
                      Caldwell

Exhibit (10)(ii)-2    Employment Agreement dated January 28,      Incorporated by reference to Camco's Annual
                      1994, by and between Camco and Anthony      Report on Form 10-KSB for the fiscal year ended
                      J. Popp                                     December 31, 1993, filed with the SEC on
                                                                  March 31, 1994 (the "1994 Form 10-KSB"), Exhibit
                                                                  10(ii)-1.

Exhibit (10)(ii)-3    Employment Agreement dated January 28,      Incorporated by reference to the 1994 Form
                      1994, by and between Marietta Savings       10-KSB, Exhibit 10(ii)-2.
                      Bank and Anthony J. Popp

Exhibit 21            Subsidiaries of Camco

Exhibit 23(i)         Consent of Grant Thornton LLP regarding
                      Camco's Consolidated Financial
                      Statements and Form S-8

Exhibit 23(ii)        Consent of Grant Thornton LLP regarding
                      Camco's 401(k) Salary Savings Plan
                      Financial Statements and Form S-8

Exhibit 27            Financial Data Schedule

Exhibit 99            1995 Financial Statements the Camco
                      Financial Corporation 401(k) Salary
                      Savings Plan