Form 10KSB/A
period 1996-12-31
CAMCO FINANCIAL CORP
filed 1997-04-02
CIK 16614

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A1


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

    Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments are as follows:

                                                                                      DECEMBER 31,
                                                                          1996                            1995
                                                               CARRYING          FAIR          CARRYING         FAIR
                                                                 VALUE           VALUE           VALUE          VALUE
                                                                                     (In thousands)


    Financial assets
      Cash and cash equivalents                                $ 17,865       $ 17,865         $  13,447      $  13,447
      Certificates of deposit in other financial
         institutions                                               990            990             1,881          1,881
      Investment securities                                      27,018         26,996            22,414         22,254
      Mortgage-backed securities                                 11,442         11,477             5,987          6,030
      Loans receivable                                          388,923                          292,751        291,671
      Federal Home Loan Bank stock                                3,942          3,942             2,832          2,832
      Accrued interest receivable                                 3,011          3,011             2,129          2,129
      Cash surrender value of life insurance                      4,880          4,880                -              -
                                                               --------       --------          --------       --------

                                                               $458,071       $457,490          $341,441       $340,244
                                                               ========       ========          ========       ========

    Financial liabilities
      Deposits                                                 $358,009       $361,821          $286,574       $290,243
      Advances from the Federal Home Loan Bank                   57,354         57,313            26,078         26,139
      Advances by borrowers for taxes and insurance               2,864          2,864             2,964          2,964
                                                               --------       --------          --------       --------

                                                               $418,227       $421,998          $315,616       $319,346
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

                                             Camco Financial Corporation

                                             By /s/ Anthony J. Popp
                                                ----------------------------
                                                Anthony J. Popp,
                                                Principal Financial Officer,
                                                Senior Vice President
                                                and Director

                                             Date:  April 2, 1997

                               INDEX TO EXHIBITS



ITEM                  DESCRIPTION
Exhibit 23(i)         Consent of Grant Thornton LLP regarding
                      Camco's Consolidated Financial
                      Statements and Form S-8

