Form 10-Q
period 1997-03-31
CAMCO FINANCIAL CORP
filed 1997-05-14
CIK 16614

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 0-25196

                           CAMCO FINANCIAL CORPORATION
           __________________________________________________________
             (Exact name of registrant as specified in its charter)

Delaware                                            51-0110823
_______________________________                     ______________________
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)

814 Wheeling Avenue
Cambridge, Ohio                                                    43725
_______________________________                                  __________
(Address of principal                                            (Zip Code)
executive office)

Registrant's telephone number, including area code: (614) 432-5641

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes __X__         No _____

As of May 9, 1997, the latest practicable date 3,061,519.9 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.



                               Page 1 of 16 pages

                           Camco Financial Corporation


                                      INDEX

                                                                     Page

PART I   -     FINANCIAL INFORMATION

               Consolidated Statements of Financial Condition          3

               Consolidated Statements of Earnings                     4

               Consolidated Statements of Cash Flows                   5

               Notes to Consolidated Financial Statements              7

               Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                             10


PART II -      OTHER INFORMATION                                      15

SIGNATURES                                                            16


                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                          March 31,     December 31,
        ASSETS                                                              1997            1996

Cash and due from banks                                                   $  13,358       $ 10,587
Interest-bearing deposits in other financial institutions                     1,495          7,278
                                                                          ---------       --------
        Cash and cash equivalents                                            14,853         17,865

Certificates of deposit in other financial institutions                        --              990
Investment securities available for sale - at market                          5,653          5,174
Investment securities - at cost, approximate market value of $22,740
  and $21,822 as of March 31, 1997 and December 31, 1996                     22,590         21,844
Mortgage-backed securities available for sale - at market                       507            742
Mortgage-backed securities - at cost, approximate market  value of
  $10,021 and $10,735 as of March 31, 1997 and December 31, 1996             10,385         10,700
Loans held for sale - at lower of cost or market                              2,770            931
Loans receivable - net                                                      391,762        387,992
Office premises and equipment - net                                           6,857          6,811
Real estate acquired through foreclosure                                        118             53
Federal Home Loan Bank stock - at cost                                        4,157          3,942
Accrued interest receivable on loans                                          2,523          2,443
Accrued interest receivable on mortgage-backed securities                        65             69
Accrued interest receivable on investment securities and
   interest-bearing deposits                                                    462            499
Prepaid expenses and other assets                                             1,127            495
Cash surrender value of life insurance                                        4,937          4,880
Goodwill and other intangible assets                                          3,664          3,701
Prepaid federal income taxes                                                   --              319
                                                                          ---------       --------

        Total assets                                                      $ 472,430       $469,450
                                                                          =========       ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                  $ 363,558       $358,009
Advances from the Federal Home Loan Bank                                     56,131         57,354
Advances by borrowers for taxes and insurance                                 2,058          2,864
Accounts payable and accrued liabilities                                      2,933          4,490
Dividends payable                                                               383            368
Accrued federal income taxes                                                    228           --
Deferred federal income taxes                                                 1,350          1,352
                                                                          ---------       --------
        Total liabilities                                                   426,641        424,437

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares;
    no shares outstanding                                                      --             --
  Common stock - $1 par value; authorized, 4,900,000 shares,
     3,061,520 and 3,062,893 issued at March 31, 1997 and
     December 31, 1996                                                        3,063          3,063
  Additional paid-in capital                                                 21,917         21,917
  Retained earnings - substantially restricted                               20,811         20,005
  Unrealized gains (losses) on securities designated as
     available for sale, net of related tax effects                              (2)            28
                                                                          ---------       --------
        Total stockholders' equity                                           45,789         45,013
                                                                          ---------       --------

        Total liabilities and stockholders' equity                        $ 472,430       $469,450
                                                                          =========       ========




                           Camco Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      For the three months ended March 31,
                      (In thousands, except per share data)

                                                                         1997            1996
Interest income
  Loans                                                              $    7,971      $    6,079
  Mortgage-backed securities                                                190              98
  Investment securities                                                     446             313
  Interest-bearing deposits and other                                       235             153
                                                                     ----------      ----------
        Total interest income                                             8,842           6,643

Interest expense
  Deposits                                                                4,100           3,237
  Borrowings                                                                847             365
                                                                     ----------      ----------
        Total interest expense                                            4,947           3,602
                                                                     ----------      ----------

        Net interest income                                               3,895           3,041

Provision for losses on loans                                                48              21
                                                                     ----------      ----------

        Net interest income after provision for losses on loans           3,847           3,020

Other income
  Late charges, rent and other                                              277             247
  Loan servicing fees                                                       120             186
  Service charges and other fees on deposits                                126              95
  Gain on sale of loans                                                     156             416
  Gain on sale of real estate acquired through foreclosure                   20            --
                                                                     ----------      ----------
        Total other income                                                  699             944

General, administrative and other expense
  Employee compensation and benefits                                      1,347           1,014
  Occupancy and equipment                                                   344             260
  Federal deposit insurance premiums                                         65             163
  Data processing                                                           139             100
  Advertising                                                                98              86
  Franchise taxes                                                           114             106
  Amortization of goodwill                                                   37            --
  Other operating                                                           641             479
                                                                     ----------      ----------
        Total general, administrative and other expense                   2,785           2,208
                                                                     ----------      ----------

        Earnings before federal income taxes                              1,761           1,756

Federal income taxes
  Current                                                                   567             523
  Deferred                                                                   13              74
                                                                     ----------      ----------
        Total federal income taxes                                          580             597
                                                                     ----------      ----------

        NET EARNINGS                                                 $    1,181      $    1,159
                                                                     ==========      ==========

        EARNINGS PER SHARE                                           $      .39      $      .56
                                                                     ==========      ==========

Weighted average number of common shares outstanding                  3,062,893       2,069,797
                                                                     ==========      ==========



                           Camco Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                 (In thousands)

                                                                          1997           1996

Cash flows from operating activities:
  Net earnings for the period                                         $   1,181       $  1,159
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                          (98)          (105)
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                        3             12
    Amortization of goodwill                                                 37           --
    Depreciation and amortization                                           160            106
    Provision for losses on loans                                            48             21
    Gain on sale of real estate acquired through foreclosure                (20)          --
    Federal Home Loan Bank stock dividends                                  (70)           (29)
    Gain on sale of loans                                                   (56)          (112)
    Loans originated for sale in the secondary market                   (11,805)       (29,537)
    Proceeds from sale of loans in the secondary market                  10,022         26,889
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                           (39)           (81)
      Prepaid expenses and other assets                                    (632)           (35)
      Accrued interest and other liabilities                             (1,542)          (253)
      Federal income taxes:
        Current                                                             547            378
        Deferred                                                             13             74
                                                                      ---------       --------
        Net cash used in operating activities                            (2,251)        (1,513)

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities
    and interest-bearing deposits                                         2,240          3,274
  Purchases of investment securities                                     (2,509)        (2,236)
  Loan principal repayments                                              23,198         15,839
  Loan disbursements                                                    (27,095)       (10,960)
  Principal repayments on mortgage-backed securities                        544            267
  Additions to office premises and equipment                               (206)          (254)
  Proceeds from sale of real estate acquired through foreclosure            132           --
  Purchase of Federal Home Loan Bank stock                                 (145)          --
  Net increase in cash surrender value of life insurance                    (57)          --
                                                                      ---------       --------
        Net cash provided by (used in) investing activities              (3,898)         5,930

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                5,549          3,727
  Proceeds from advances from the Federal Home Loan Bank and
     other borrowings                                                   103,130          2,000
  Repayment of Federal Home Loan Bank advances
    and other borrowings                                               (104,353)        (8,009)
  Dividends paid on common stock                                           (383)          (207)
  Decrease in advances by borrowers for taxes and insurance                (806)        (1,454)
                                                                      ---------       --------
        Net cash provided by (used in) financing activities               3,137         (3,943)
                                                                      ---------       --------

Increase (decrease) in cash and cash equivalents                         (3,012)           474

Cash and cash equivalents at beginning of period                         17,865         13,447
                                                                      ---------       --------

Cash and cash equivalents at end of period                            $  14,853       $ 13,921
                                                                      =========       ========




                           Camco Financial Corporation


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the three months ended March 31,
                                 (In thousands)

                                                                       1997         1996

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest on deposits and borrowings                            $ 4,963       $ 3,621
                                                                     =======       =======

    Income taxes                                                     $   100       $  --
                                                                     =======       =======

Supplemental disclosure of noncash investing activities:
   Unrealized losses on securities designated as available
      for sale, net of related tax effects                           $   (30)      $   (10)
                                                                     =======       =======

  Recognition of gains on sale of loans in accordance with
     SFAS No. 122                                                    $   100       $   304
                                                                     =======       =======

  Transfer of loans to real estate acquired through foreclosure      $   180       $  --
                                                                     =======       =======




                           Camco Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation ("Camco" or the "Corporation") included in Camco's Annual Report on Form 10-KSB for the year ended December 31, 1996. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for the entire year.

2.   Principles of Consolidation

     Camco has five wholly-owned subsidiaries: Cambridge Savings Bank ("Cambridge Savings"), Marietta Savings Bank ("Marietta Savings"), First Federal Savings Bank of Washington Court House ("First Federal"), First Federal Bank for Savings ("First Savings") (collectively hereinafter "the Banks") and East Ohio Land Title Agency, Inc., as well as two second tier subsidiaries, Camco Mortgage Corporation and WestMar Mortgage Company. First Savings was acquired by Camco on October 4, 1996, pursuant to the merger of First Ashland Financial Corporation with and into Camco (the "Merger") in a transaction accounted for using the purchase method of accounting. Consequently, the March 31, 1996, consolidated statement of earnings and statement of cash flows have not been restated for the merger.

     The Company's consolidated financial statements include the accounts of Camco and its wholly-owned and second tier subsidiaries. All significant intercompany balances and transactions have been eliminated.

3.   Effects of Recent Accounting Pronouncements

     In October 1995,  the  Financial  Accounting  Standards  Board (the "FASB")
     issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting method are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of

                           Camco Financial Corporation

3.   Effects of Recent Accounting Pronouncements (continued)

     SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that Camco will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore, the disclosure provisions of SFAS No. 123 will have no material effect on its consolidated financial condition or results of operations.

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

                           Camco Financial Corporation

3.   Effects of Recent Accounting Pronouncements (continued)

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS No. 128, the Corporation's basic and diluted earnings per share for the three months ended March 31, 1997 would have been $.39 and $.37, and basic and diluted earnings per share for the three months ended March 31, 1996, would have been $.56 and $.56, respectively.

4.   Reclassifications

     Certain   reclassifications   have  been  made  to  the  March  31,   1996,
     consolidated financial statements to conform to the March 31, 1997, presentation.

5.   Recent Legislation

     Congress is considering legislation to eliminate the federal savings and loan charter and separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may develop a common charter for all financial institutions, eliminate the OTS and regulate First Federal and First Savings as banks or require them to change their charters. Such changes would likely change the types of activities in which such institutions could engage and would probably subject them to greater regulation by the FDIC. In addition, the Corporation might become subject to different holding company regulations.

                           Camco Financial Corporation


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            For the three month periods ended March 31, 1997 and 1996

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

Since its incorporation in 1970, Camco has evolved into a full service provider of financial products to the communities served by its banking subsidiaries. Utilizing a common marketing theme committed to personalized customer service, Camco and its affiliates have grown from $22.4 million in consolidated assets in 1970 to $472.4 million of consolidated assets at March 31, 1997. Camco's level of growth is largely attributable to the acquisitions of Marietta Savings, First Federal and First Savings and the continued expansion of product lines from the previously limited deposit and loan offerings of a heavily regulated 1970's savings and loan association, to the full array of financial service products that were the previous domain of commercial banks. Additionally, Camco's operational growth has been enhanced by vertical integration of the residential lending function through establishing mortgage banking operations in the Banks' primary market areas and, to a lesser extent, by chartering a title insurance agency.

Management believes that continued success in the financial services industry will be achieved by those institutions with a rigorous dedication to bringing value-added services to their customers. Toward this end, each of the Banks' operations are decentralized, with a separate Board of Directors and management team focusing on consumer preferences for financial products in the respective communities served. Based on such consumer preferences, Camco's management designs financial service products with a view towards differentiating each of the constituent Banks from the competition. It is management's opinion that the Banks' abilities to rapidly adapt to consumer needs and preferences are essential in order to compete against the larger regional and money-center bank holding companies.


Discussion of Financial Condition Changes from December 31, 1996 to March 31,
1997

At March 31, 1997, Camco's consolidated assets totaled $472.4 million, an increase of $3.0 million, or .6%, over the December 31, 1996 total. The increase in total assets is primarily attributable to an increase of $5.6 million in loans receivable and loans held for sale, which was funded through growth in deposits totaling $5.5 million and undistributed net earnings of $798,000, partially offset by a decrease of $1.2 million in Federal Home Loan Bank advances.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 1997 and 1996


Discussion of Financial Condition Changes from December 31, 1996 to March 31, 1997 (continued)

Cash and interest-bearing deposits in other financial institutions totaled $14.9 million at March 31, 1997, a decline of $4.0 million, or 21.2%, from December 31, 1996 levels. Management elected to utilize excess liquidity to fund purchases on higher-yielding investment securities and to fund loan growth.

Investment securities totaled $28.2 million at March 31, 1997, an increase of $1.2 million, or 4.5%, over December 31, 1996. During the 1997 quarter, investment securities totaling $2.5 million were purchased, while maturities amounted to $1.3 million.

Mortgage-backed securities totaled $10.9 million at March 31, 1997, a decrease of $550,000 from December 31, 1996, due primarily to principal repayments during the quarter. Loans receivable and loans held for sale increased by $5.6 million, or 1.4%, during the three months ended March 31, 1997, to a total of $394.5 million. The increase was primarily attributable to loan disbursements of $38.9 million which was partially offset by principal repayments of $23.2 million and loan sales of $10.0 million.

Nonperforming loans (90 days or more delinquent plus nonaccrual loans), totaled $2.5 million and $2.4 million at March 31, 1997 and December 31, 1996, respectively, constituting .63% and .61% of total net loans, including loans held for sale at those dates. The consolidated allowance for loan losses totaled $1.3 million and $1.2 million at March 31, 1997 and December 31, 1996, respectively, representing 50.2% and 52.5% of nonperforming loans at those dates. The provision for loan losses for the three months ended March 31, 1997 is primarily attributable to growth in the loan portfolio during that period.

Deposits totaled $363.6 million at March 31, 1997, an increase of $5.5 million, or 1.5%, over December 31, 1996 levels. The increase resulted primarily from management's continuing efforts to achieve a moderate rate of growth through advertising and pricing strategies. The proceeds from deposit growth were partially used to repay certain advances from the Federal Home Loan Bank, which declined by $1.2 million, or 2.1%, to a total of $56.1 million at March 31, 1997.

The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 1997, the Banks' regulatory capital exceeded all regulatory capital requirements.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 1997 and 1996


Comparison of Results of Operations for the Three Months Ended March 31, 1997 and 1996

Increases in the level of income and expenses during the three month period ended March 31, 1997, as compared to the comparable quarter in 1996, is primarily due to the inclusion of the accounts of First Savings, which was acquired by Camco on October 4, 1996, in a transaction accounted for using the purchase method of accounting. Accordingly, the statement of earnings and the statement of cash flows for the quarter ended March 31, 1996, was not restated for the Merger.

General

Camco's net earnings for the three months ended March 31, 1997 totaled $1.2 million, an increase of $22,000, or 1.9%, over net earnings reported in the comparable 1996 period. The increase in earnings in the 1997 period is primarily attributable to an increase in net interest income of $854,000 and a decrease in the provision for federal income taxes of $17,000, which were partially offset by an increase in general, administrative and other expense of $577,000, a decrease in other income of $245,000 and an increase in the provision for loan losses of $27,000.

Net Interest Income

Total interest income for the three months ended March 31, 1997, increased by $2.2 million, or 33.1%, reflecting the effects of growth in average interest-earning assets outstanding, which was partially offset by a decrease in yield year to year. Interest income on loans and mortgage-backed securities totaled $8.2 million for the three months ended March 31, 1997, an increase of $2.0 million, or 32.1%, over the comparable 1996 quarter. The increase resulted primarily from the $105.2 million, or 35.4%, increase in the average balance outstanding year to year. Interest income on investments and interest-bearing deposits increased by $215,000, or 46.1%, due to an increase in average balances of $13.3 million.

Interest expense on deposits increased by $863,000, or 26.7%, to a total of $4.1 million for the three months ended March 31, 1997, due primarily to a $73.6 million increase in the average balance of deposits outstanding. Interest expense on borrowings totaled $847,000 for the three months ended March 31, 1997, an increase of $482,000, or 132.1%, over the comparable quarter in 1996. The increase resulted primarily from a $35.5 million increase in average borrowings outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $854,000, or 28.1%, for the three months ended March 31, 1997, compared to the comparable period in 1996. The interest rate spread increased by 28 basis points for the three months ended March 31, 1997, to 3.51%, from 3.23% in the 1996 period, while the net interest margin amounted to 3.50% in 1997 and 3.12% in 1996.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 1997 and 1996


Comparison of Results of Operations for the Three Months Ended March 31, 1997 and 1996 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the amount of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio.

The provision for losses on loans totaled $48,000 for the three months ended March 31, 1997, an increase of $27,000 from the comparable period in 1996. The current period provision generally reflects the effects of loan portfolio growth and an increase in the level of nonperforming loans.

While management believes that its allowance for loan losses at March 31, 1997, is adequate based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

The foregoing statement is a  "forward-looking"  statement within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could affect the adequacy of the loan loss allowance include, but are not limited to, the following: (1) changes in the national and local economy which may negatively impact the ability of borrowers to repay their loans and which may cause the value of real estate and other properties that secure outstanding loans to decline; (2) unforeseen adverse changes in circumstances with respect to certain large loan borrowers; (3) decrease in the value of collateral securing consumer loans to amounts equal to less than the outstanding balances of the consumer loans; and (4) determinations by various regulatory agencies that the Savings Bank must recognize additions to its loan loss allowance based on such regulators' judgment of information available to them at the time of their examinations.

Other Income

Other income totaled $699,000 for the three months ended March 31, 1997, a decrease of $245,000, or 26.0%, from the comparable 1996 period. The decrease in other income is primarily attributable to a $260,000, or 62.5%, decrease in gains on sale of loans and a decrease of $66,000, or 35.5%, in loan servicing fees, which were partially offset by a $30,000, or 12.1%, increase in late charges, rent and other, an increase of $31,000, or 32.6%, in service charges and other fees on deposits, and a $20,000 gain on sale of real estate acquired through foreclosure. The decrease in gains on sales of loans reflects a decrease in sales volume year to year. The increase in late charges, rent and other and service charges on deposits was primarily attributable to an increase in fees on loans and deposit accounts as a result of the growth in the respective portfolios.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 1997 and 1996


Comparison of Results of Operations for the Three Months Ended March 31, 1997 and 1996 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $2.8 million for the three months ended March 31, 1997, an increase of $577,000, or 26.1%, over the comparable 1996 quarter. The increase is due primarily to a $333,000, or 32.8%, increase in employee compensation and benefits, an $84,000, or 32.3%, increase in occupancy and equipment, a $39,000, or 39.0%, increase in data processing, a $37,000, or 100%, increase in the amortization of goodwill arising from the Merger, and a $162,000, or 33.8%, increase in other operating expense, which were partially offset by a $98,000, or 60.1%, decrease in federal deposit insurance premiums. The increase in occupancy and equipment is attributable to depreciation expense on office equipment purchased in 1995 and general repairs of office buildings. The increase in employee compensation and benefits is attributable to decreased deferred loan origination costs as a result of the decrease in origination volume in 1997. The decrease in federal deposit insurance premiums is due to the lower federal deposit insurance premium following recapitalization of the Savings Association Insurance Fund ("SAIF") in 1996.

Federal Income Taxes

The provision for federal income taxes decreased in the three months ended March 31, 1997 by $17,000, or 2.8%. This decrease is primarily attributable to the non-taxable increase in cash surrender value of life insurance. The effective tax rates were 32.9% and 34.0% for the three month periods ended March 31, 1997 and 1996, respectively.

                           Camco Financial Corporation


                                     PART II


ITEM 1. Legal Proceedings

               Not applicable

ITEM 2. Changes in Securities

               None

ITEM 3. Defaults Upon Senior Securities

               Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

               Not applicable

ITEM 5. Other Materially Important Events

               None

ITEM 6. Exhibits and Reports on Form 8-K

               Exhibit 27: Financial Data Schedule for the three month period ended March 31, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  5/13/97                  By: /s/Larry A. Caldwell
                                    ____________________________________________
                                       Larry A. Caldwell
                                       its President and Chief Executive Officer




Date:  5/13/97                  By: /s/Anthony J. Popp
                                    ____________________________________________
                                       Anthony J. Popp
                                       its Chief Financial Officer