Form 10-Q
period 1997-06-30
CAMCO FINANCIAL CORP
filed 1997-08-14
CIK 16614

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1997
                               --------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 0-25196

                           CAMCO FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                                       51-0110823
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

814 Wheeling Avenue
Cambridge, Ohio                                                  43725
------------------------------------                            --------
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

Yes   X                                                           No

As of August 11, 1997, the latest practicable date, 3,214,193.9 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.









                               Page 1 of 18 pages

                           Camco Financial Corporation


                                      INDEX

                                                                       Page

PART I -   FINANCIAL INFORMATION

              Consolidated Statements of Financial Condition ...........  3

              Consolidated Statements of Earnings ......................  4

              Consolidated Statements of Cash Flows ....................  5

              Notes to Consolidated Financial Statements ...............  7

              Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations ...............................................  9


PART II - OTHER INFORMATION ............................................ 17

SIGNATURES ............................................................. 18


                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                           June 30,        December 31,
         ASSETS                                                                                1997                1996
Cash and due from banks ...........................................................       $  10,977           $  10,587
Interest-bearing deposits in other financial institutions .........................           2,518               7,278
                                                                                          ---------           ---------
         Cash and cash equivalents ................................................          13,495              17,865

Certificates of deposit in other financial institutions ...........................              -                  990
Investment securities available for sale - at market ..............................           4,689               5,174
Investment securities - at cost, approximate market value of $23,799
  and $21,822 as of June 30, 1997 and December 31, 1996 ...........................          23,800              21,844
Mortgage-backed securities available for sale - at market .........................             504                 742
Mortgage-backed securities - at cost, approximate market value of $9,867
  and $10,735 as of June 30, 1997 and December 31, 1996 ...........................           9,870              10,700
Loans held for sale - at lower of cost or market ..................................           2,995                 931
Loans receivable - net ............................................................         409,958             387,992
Office premises and equipment - net ...............................................           6,863               6,811
Real estate acquired through foreclosure ..........................................              97                  53
Federal Home Loan Bank stock - at cost ............................................           4,448               3,942
Accrued interest receivable on loans ..............................................           2,615               2,443
Accrued interest receivable on mortgage-backed securities .........................              61                  69
Accrued interest receivable on investment securities and
  interest-bearing deposits .......................................................             561                 499
Prepaid expenses and other assets .................................................             842                 495
Cash surrender value of life insurance ............................................           4,995               4,880
Goodwill and other intangible assets ..............................................           3,626               3,701
Prepaid federal income taxes ......................................................             414                 319
                                                                                         ----------          ----------

         Total assets .............................................................        $489,833            $469,450
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits ..........................................................................        $371,032            $358,009
Advances from the Federal Home Loan Bank ..........................................          65,399              57,354
Advances by borrowers for taxes and insurance .....................................           2,122               2,864
Accounts payable and accrued liabilities ..........................................           2,658               4,490
Dividends payable .................................................................             398                 368
Deferred federal income taxes .....................................................           1,366               1,352
                                                                                          ---------           ---------
         Total liabilities ........................................................         442,975             424,437

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares;
    no shares outstanding .........................................................              -                   -
  Common stock - $1 par value; 4,900,000 shares authorized;
    outstanding, 3,214,194 shares at June 30, 1997 and 3,062,893
    shares at December 31, 1996 ...................................................           3,063               3,063
  Additional paid-in capital ......................................................          24,474              21,917
  Retained earnings - substantially restricted ....................................          19,301              20,005
  Unrealized gains on securities designated as available for sale,
    net of related tax effects ....................................................              20                  28
                                                                                        -----------         -----------
         Total stockholders' equity ...............................................          46,858              45,013
                                                                                           --------            --------

         Total liabilities and stockholders' equity ...............................        $489,833            $469,450
                                                                                            =======             =======




                           Camco Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)
                                                                            Six months ended          Three months ended
                                                                                June 30,                  June 30,
                                                                            1997         1996         1997         1996
Interest income
  Loans ............................................................     $16,320      $12,233       $8,349       $6,154
  Mortgage-backed securities .......................................         375          187          185           89
  Investment securities ............................................         899          612          453          299
  Interest-bearing deposits and other ..............................         453          295          218          142
                                                                        --------     --------       ------       ------
         Total interest income .....................................      18,047       13,327        9,205        6,684

Interest expense
  Deposits .........................................................       8,343        6,492        4,243        3,255
  Borrowings .......................................................       1,690          695          843          330
                                                                         -------     --------       ------       ------
         Total interest expense ....................................      10,033        7,187        5,086        3,585
                                                                          ------      -------        -----        -----

         Net interest income .......................................       8,014        6,140        4,119        3,099

Provision for losses on loans ......................................         108           42           60           21
                                                                        --------    ---------      -------      -------

         Net interest income after provision
           for losses on loans .....................................       7,906        6,098        4,059        3,078

Other income
  Late charges, rent and other .....................................         679          581          402          334
  Loan servicing fees ..............................................         252          363          132          177
  Service charges and other fees on deposits .......................         238          196          112          101
  Gain on sale of loans ............................................         505          622          349          206
  Gain on sale of real estate acquired through foreclosure .........          30           -            10           -
                                                                       ---------      -------      -------        ----
         Total other income ........................................       1,704        1,762        1,005          818

General, administrative and other expense
  Employee compensation and benefits ...............................       2,657        2,093        1,310        1,079
  Occupancy and equipment ..........................................         694          555          350          295
  Federal deposit insurance premiums ...............................         131          327           66          164
  Data processing ..................................................         268          202          129          102
  Advertising ......................................................         263          197          165          111
  Franchise taxes ..................................................         223          211          109          105
  Amortization of goodwill .........................................          75           -            38           -
  Other ............................................................       1,362        1,113          721          634
                                                                         -------      -------       ------       ------
         Total general, administrative and other expense ...........       5,673        4,698        2,888        2,490
                                                                         -------      -------        -----        -----

         Earnings before federal income taxes ......................       3,937        3,162        2,176        1,406

Federal income taxes
  Current ..........................................................       1,285          954          718          431
  Deferred .........................................................          18          121            5           47
                                                                       ---------     --------     --------      -------
         Total federal income taxes ................................       1,303        1,075          723          478
                                                                         -------      -------       ------       ------

                  NET EARNINGS .....................................    $  2,634     $  2,087       $1,453      $   928
                                                                         =======      =======        =====       ======

                  EARNINGS PER SHARE ...............................        $.82         $.96         $.45         $.43
                                                                             ===          ===          ===          ===

Weighted average number of common shares outstanding ...............   3,216,038    2,171,912    3,216,038    2,172,658
                                                                       =========    =========    =========    =========

                                        4


                           Camco Financial Corporation


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                 (In thousands)


                                                                                                 1997              1996
Cash flows from operating activities:
  Net earnings for the period .........................................................    $    2,634          $  2,087
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees ....................................          (235)             (274)
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net ................................................            (9)               21
    Amortization of goodwill ..........................................................            75                -
    Depreciation and amortization .....................................................           324               242
    Provision for losses on loans .....................................................           108                42
    Gain on sale of real estate acquired through foreclosure ..........................           (30)               -
    Federal Home Loan Bank stock dividends ............................................          (146)             (102)
    Gain on sale of loans .............................................................          (213)             (309)
    Loans originated for sale in the secondary market .................................       (24,406)          (39,105)
    Proceeds from sale of loans in the secondary market ...............................        22,555            36,533
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable .....................................................          (226)             (136)
      Prepaid expenses and other assets ...............................................          (346)             (894)
      Accrued interest and other liabilities ..........................................        (1,802)             (485)
      Federal income taxes:
        Current                                                                                   (95)             (479)
        Deferred .......................................................................           18               121
                                                                                          -----------          --------
         Net cash used in operating activities .........................................       (1,794)           (2,738)

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities and interest-bearing deposits ......        6,996             4,275
  Purchases of investment securities ...................................................       (7,511)           (4,020)
  Loan principal repayments ............................................................       55,884            46,240
  Loan disbursements ...................................................................      (77,965)          (50,406)
  Principal repayments on mortgage-backed securities ...................................        1,079               753
  Additions to office premises and equipment ...........................................         (376)             (643)
  Proceeds from sale of real estate acquired through foreclosure .......................          247                -
  Purchase of Federal Home Loan Bank stock .............................................         (360)             (200)
  Net increase in cash surrender value of life insurance ...............................         (115)           (1,540)
                                                                                           ----------           -------
         Net cash used in investing activities .........................................      (22,121)           (5,541)

Cash flows provided by (used in) financing activities:
  Net increase in deposits .............................................................       13,023             4,714
  Proceeds from advances from the Federal Home Loan Bank and other borrowings ..........      462,100            29,500
  Repayment of Federal Home Loan Bank advances and other borrowings ....................     (454,055)          (27,618)
  Dividends paid on common stock .......................................................         (781)             (424)
  Proceeds from exercise of stock options ..............................................           -                 30
  Decrease in advances by borrowers for taxes and insurance ............................         (742)           (1,769)
                                                                                           ----------           -------
         Net cash provided by financing activities .....................................       19,545             4,433
                                                                                             --------           -------

Decrease in cash and cash equivalents ..................................................       (4,370)           (3,846)

Cash and cash equivalents at beginning of period .......................................       17,865            15,328
                                                                                             --------            ------

Cash and cash equivalents at end of period .............................................    $  13,495           $11,482
                                                                                             ========            ======


                           Camco Financial Corporation


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                        For the six months ended June 30,
                                 (In thousands)

                                                                                                 1997              1996
Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
    Interest on deposits and borrowings ...................................................   $10,035            $7,169
                                                                                               ======             =====

    Income taxes ..........................................................................   $   922            $1,068
                                                                                               ======             =====

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects ..................................................   $    (8)           $  (24)
                                                                                               ======             =====

  Recognition of gains on sale of loans in accordance with
    SFAS No. 122 ..........................................................................   $   292            $  313
                                                                                               ======             =====

  Transfer of loans to real estate acquired through foreclosure ...........................   $   260            $   36
                                                                                               ======             =====

                           Camco Financial Corporation


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation ("Camco" or "the Company") included in Camco's Annual Report on Form 10-KSB for the year ended December 31, 1996. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended June 30, 1997 and 1996, are not necessarily indicative of the results which may be expected for the entire year.

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

                           Camco Financial Corporation


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.       Effects of Recent Accounting Pronouncements (continued)

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and potentially dilutive common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS No. 128, the Corporation's basic and diluted earnings per share for the six months ended June 30, 1997, would have been $.82 and $.81, and basic and diluted earnings per share for the three months ended June 30, 1997, would have been $.45 and $.44, respectively.

4.       Reclassifications

         Certain   reclassifications  have  been  made  to  the  June  30,  1996 consolidated financial statements to conform to the June 30, 1997 presentation.

5.       Proposed Legislation

         Congress is considering legislation to eliminate the federal savings and loan charter and separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may develop a common charter for all financial institutions, eliminate the OTS and regulate First Federal and First Savings as banks or require them to change their charters. First Federal and First Savings would then be subject to the more restrictive activity limits imposed on national banks.

                           Camco Financial Corporation


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the three and six month periods ended June 30, 1997 and 1996

General

Camco's profitability depends primarily on the level of its net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on deposit accounts and borrowings. In recent years, Camco's net earnings has also been heavily influenced by the level of other income, including gains on sale of loans, loan servicing fees, and other fees. Finally, Camco's operations are also influenced by the level of general, administrative and other expenses, including employee compensation and benefits, occupancy, federal deposit insurance premiums, as well as various other operating expense categories, including federal income tax expense.

Since its incorporation in 1970, Camco has evolved into a full service provider of financial products to the communities served by its banking subsidiaries. Utilizing a common marketing theme committed to personalized customer service, Camco and its affiliates have grown from $22.4 million in consolidated assets in 1970 to $489.8 million of consolidated assets at June 30, 1997. Camco's level of growth is largely attributable to the acquisitions of Marietta Savings, First Federal and First Savings and the continued expansion of product lines from the previously limited deposit and loan offerings of a heavily regulated 1970's savings and loan association, to the full array of financial service products that were the previous domain of commercial banks. Additionally, Camco's operational growth has been enhanced by vertical integration of the residential lending function through the establishment of mortgage banking operations in the Banks' primary market areas and, to a lesser extent, the chartering of a title insurance agency.

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


Discussion of Financial Condition Changes from December 31, 1996 to June 30,
  1997

At June 30, 1997, Camco's consolidated assets totaled $489.8 million, an increase of $20.4 million, or 4.3%, over the December 31, 1996 total. The increase in total assets is primarily attributable to an increase of $24.0 million in loans receivable and loans held for sale, which was funded through growth in deposits totaling $13.0 million, an increase in advances from the Federal Home Loan Bank of $8.0 million and undistributed net earnings of $1.9 million.

                           Camco Financial Corporation


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1997 and 1996


Discussion of Financial Condition Changes from December 31, 1996 to June 30, 1997 (continued)

Cash and interest-bearing deposits in other financial institutions totaled $13.5 million at June 30, 1997, a decline of $4.4 million, or 24.5%, from December 31, 1996 levels. Management elected to utilize excess liquidity to fund purchases of higher-yielding investment securities and to fund loan portfolio growth.

Investment securities and certificates of deposit in other financial institutions totaled $28.5 million at June 30, 1997, an increase of $481,000, or 1.7%, over the total at December 31, 1996. During the 1997 period, investment securities totaling $7.5 million were purchased, while maturities amounted to $7.0 million.

Mortgage-backed securities totaled $10.4 million at June 30, 1997, a decrease of $1.1 million from December 31, 1996, due primarily to principal repayments during the period. Loans receivable and loans held for sale increased by $24.0 million, or 6.2%, during the six months ended June 30, 1997, to a total of $413.0 million. The increase was primarily attributable to loan disbursements of $102.4 million which was partially offset by principal repayments of $55.9 million and loan sales of $22.3 million. Loan origination volume during the 1997 six month period exceeded that of the 1996 period by $12.9 million, or 14.4%.

Nonperforming loans (90 days or more delinquent plus nonaccrual loans), totaled $2.3 million and $2.4 million at June 30, 1997 and December 31, 1996, respectively, constituting .56% and .61% of total net loans, including loans held for sale at those dates. The consolidated allowance for loan losses totaled $1.2 million both at June 30, 1997 and December 31, 1996, representing 52.0% and 52.5% of nonperforming loans, respectively, at those dates. The provision for loan losses for the six months ended June 30, 1997 is primarily attributable to growth in the loan portfolio during that period.

Deposits totaled $371.0 million at June 30, 1997, an increase of $13.0 million, or 3.6%, over December 31, 1996 levels. The increase resulted primarily from management's continuing efforts to achieve a moderate rate of growth through advertising and pricing strategies. Advances from the Federal Home Loan Bank increased by $8.0 million, or 14.0%, to a total of $65.4 million at June 30, 1997. The proceeds from deposit growth and Federal Home Loan Bank advances were primarily used to fund growth in the loan portfolio.

The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 1997, the Banks' regulatory capital exceeded all regulatory capital requirements.

                           Camco Financial Corporation


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1997 and 1996


Comparison of Results of Operations for the Six Months Ended June 30, 1997
  and 1996

Increases in the level of income and expenses during the six month period ended June 30, 1997, as compared to the comparable period in 1996, are primarily due to the inclusion of the accounts of First Savings, which was acquired by Camco on October 4, 1996, in a transaction accounted for using the purchase method of accounting. Accordingly, the statement of earnings and the statement of cash flows for the six month period ended June 30, 1996, were not restated for the Acquisition.

General

Camco's  net  earnings  for the six months  ended  June 30,  1997  totaled  $2.6 million, an increase of $547,000, or 26.2%, over the $2.1 million of net earnings reported in the comparable 1996 period. The increase in earnings is primarily attributable to an increase in net interest income of $1.9 million, which was partially offset by an increase in the provision for loan losses of $66,000, a decrease in other income of $58,000, an increase in general, administrative and other expense of $975,000, and an increase in the provision for federal income taxes of $228,000.

Net Interest Income

Total interest income for the six months ended June 30, 1997, amounted to $18.0 million, an increase of $4.7 million, or 35.4%, generally reflecting the effects of $122.0 million, or 37.2%, of growth in average interest-earning assets outstanding, which was partially offset by a decrease of 11 basis points in the yield year to year, from 8.11% in 1996 to 8.00% in 1997.

Interest income on loans and mortgage-backed securities totaled $16.7 million for the six months ended June 30, 1997, an increase of $4.3 million, or 34.4%, over the comparable 1996 period. The increase resulted primarily from a $108.8 million, or 36.3%, increase in the average balance outstanding year to year.
Interest income on investments and interest-bearing deposits increased by $445,000, or 49.1 %, due to an increase in average outstanding balances of $13.2 million. Interest expense on deposits increased by $1.9 million, or 28.5%, to a total of $8.3 million for the six months ended June 30, 1997, due primarily to an increase of $75.1 million in the average balance of deposits outstanding. Interest expense on borrowings increased by $995,000, or 143.2%, to a total of $1.7 million for the six months ended June 30, 1997. The increase resulted primarily from a $35.7 million, or 151.5%, increase in the average balance outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.9 million, or 30.5%, for the six months ended June 30, 1997, compared to the comparable period in 1996. The interest rate spread declined by 28 basis points for the six months ended June 30, 1997, to 3.25%, from 3.53% in the 1996 period, while the net interest margin amounted to 3.56% in 1997 compared to 3.74% in 1996.

                           Camco Financial Corporation


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1997 and 1996


Comparison of Results of Operations for the Six Months Ended June 30, 1997 and 1996 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the amount of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks' market area, and other factors related to the collectibility of the Banks' loan portfolio.

The provision for losses on loans totaled $108,000 for the six months ended June 30, 1997, an increase of $66,000 from the comparable period in 1996. The current period provision generally reflects the effects of loan portfolio growth and a decrease in the level of nonperforming loans.

While management believes that its allowance for loan losses at June 30, 1997, is adequate based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

The foregoing statement is a  "forward-looking"  statement within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could affect the adequacy of the loan loss allowance include, but are not limited to, the following: (1) changes in the national and local economy which may negatively impact the ability of borrowers to repay their loans and which may cause the value of real estate and other properties that secure outstanding loans to decline; (2) unforeseen adverse changes in circumstances with respect to certain large loan borrowers; (3) decrease in the value of collateral securing consumer loans to amounts equal to less than the outstanding balances of the consumer loans; and (4) determinations by various regulatory agencies that the Banks must recognize additions to its loan loss allowance based on such regulators' judgment of information available to them at the time of their examinations.

Other Income

Other income decreased for the six months ended June 30, 1997, by $58,000, or 3.3%, from the comparable 1996 period. The decrease in other income is primarily attributable to a $117,000 decrease in gains on sale of loans and a $111,000 decrease in loan servicing fees, which were partially offset by an increase of $98,000, or 16.9%, in late charges, rent and other, a $42,000 increase in service charges and other fees on deposits and a $30,000 increase in gain on sale of real estate acquired through foreclosure. The decrease in gains on sale of loans reflects a $13.9 million, or 38.3%, decline in the volume of loan sales during the 1997 period. The increase in late charges, rent and other was primarily attributable to an increase in fees on loans and deposit accounts as a result of the growth in the respective portfolios.

                           Camco Financial Corporation


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1997 and 1996


Comparison of Results of Operations for the Six Months Ended June 30, 1997 and 1996 (continued)

General, Administrative and Other Expense

General,  administrative  and other  expense  totaled  $5.7  million for the six months ended June 30, 1997, an increase of $975,000, or 20.8%, over the comparable period in 1996. The increase resulted primarily from a $564,000, or 26.9%, increase in employee compensation and benefits, a $139,000, or 25.0%, increase in occupancy and equipment, a $66,000, or 32.7%, increase in data processing, a $66,000, or 33.5%, increase in advertising, a $75,000 increase in amortization of goodwill and a $249,000, or 22.4%, increase in other operating costs, which were partially offset by a $196,000, or 59.9%, decrease in federal deposit insurance premiums. As previously discussed, the 1997 consolidated statement of earnings includes the accounts of First Savings, while the 1996 balances have not been restated to include the effects of the acquisition of First Savings. First Savings had approximately $771,000 of general, administrative and other expense for the six month period ended June 30, 1997. Excluding the effects of First Savings, the increase in employee compensation and benefits is attributable to an increase in staffing levels, normal merit salary increases and increased costs related to employee benefit plans. The increase in occupancy and equipment is attributable to increased depreciation expense on office equipment and general repairs of office buildings. The increase in data processing, advertising and other operating costs generally reflects the effects of the Company's growth year to year.

Federal Income Taxes

The provision for federal income taxes increased in the six months ended June 30, 1997 by $228,000, or 21.2%. This increase is primarily attributable to an $775,000, or 24.5%, increase in pre-tax earnings. The effective tax rates were 33.1% and 34.0% for the six months ended June 30, 1997 and 1996, respectively.


Comparison of Results of Operations for the Three Months Ended June 30, 1997
  and 1996

Increases in the level of income and expenses during the three month period ended June 30, 1997, as compared to the comparable period in 1996, are primarily due to the inclusion of the accounts of First Savings, which was acquired by Camco on October 4, 1996, in a transaction accounted for using the purchase method of accounting. Accordingly, the statement of earnings for the three month period ended June 30, 1996, was not restated for the Acquisition.

General

Net earnings for the three months ended June 30, 1997 totaled $1.5 million, an increase of $525,000, or 56.6%, over the $928,000 in net earnings reported in the comparable 1996 period. The increase in net earnings is primarily attributable to a $1.0 million increase in net interest income and a $187,000 increase in other income, which were partially offset by a $39,000 increase in the provision for loan losses, a $398,000 increase in general, administrative and other expense and a $245,0000 increase in the provision for federal income taxes.

                           Camco Financial Corporation


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1997 and 1996


Comparison of Results of Operations for the Three Months Ended June 30, 1997 and 1996 (continued)

Net Interest Income

Total interest income for the three months ended June 30, 1997, increased by $2.5 million, or 37.7%, compared to the 1996 quarter. Interest income on loans increased by $2.2 million, or 35.7%, due primarily to a $107.3 million increase in the average balance outstanding year to year. Interest income on investment securities and interest-bearing deposits increased by $230,000, or 52.2%, due primarily to an $11.9 million increase in the average balance outstanding.

Total interest expense increased by $1.5 million , or 41.9%, for the three months ended June 30, 1997. Interest expense on deposits increased by $988,000, or 30.4%, due primarily to a $76.5 million increase in the average balance outstanding year to year. Interest expense on borrowings increased by $513,000, or 155.5%, due primarily to a $35.9 million increase in the average outstanding balance.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.0 million, or 32.9%, for the three months ended June 30, 1997, as compared to the comparable quarter in 1996. The interest rate spread was 3.35% for the 1997 quarter, compared to 3.53% in 1996, while the net interest margin was 3.63% in the 1997 quarter, compared to 3.74% in 1996.

Provision for Losses on Loans

The provision for losses on loans increased during the three months ended June 30, 1997, by $39,000. The current period provision generally reflects the effects of loan portfolio growth year to year as integrated with a stable level of nonperforming loans.

Other Income

Other income increased for the quarter ended June 30, 1997 by $187,000, or 22.9%, compared to the 1996 quarter. The increase is primarily attributable to a $143,000 increase in gain on sale of loans and a $68,000 increase in late charges, rent and other, which were partially offset by a $45,000 decrease in loan servicing fees. The increase in the gain on sale of loans is due primarily to the increased volume of fixed-rate loans originated for sale.

General, Administrative and Other Expense

General, administrative and other expense increased by $398,000, or 16.0%, during the three months ended June 30, 1997. The increase is primarily attributable to a $231,000, or 21.4%, increase in employee compensation and benefits, a $55,000, or 18.6%, increase in occupancy and equipment, an $87,000, or 13.7%, increase in other operating expense and a $98,000, or 59.8%, decrease in federal deposit insurance premiums. First Savings had general, administrative and

                           Camco Financial Corporation


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1997 and 1996


Comparison of Results of Operations for the Three Months Ended June 30, 1997 and 1996 (continued)

General, Administrative and Other Expense (continued)

other expense totaling $392,000 for the three month period ended June 30, 1997. Excluding the effects of First Savings, the increase in employee compensation and benefits resulted primarily from normal merit increases, as well as an increase due to the hiring of additional personnel. The increase in occupancy and equipment related primarily to increased depreciation and building maintenance costs. The increase in other operating expenses generally reflects increased costs attendant to the Company's growth year to year.

Federal Income Taxes

Camco's provision for federal income taxes increased for the three months ended June 30, 1997, by $245,000, or 51.3%, generally reflecting the $770,000, or 54.8%, increase in pre-tax earnings year to year. The effective tax rates were 33.2% and 34.0% for the three month periods ended June 30, 1997 and 1996, respectively.

                           Camco Financial Corporation


                                     PART II


ITEM 1.  Legal Proceedings

            Not applicable

ITEM 2.  Changes in Securities

            None

ITEM 3.  Defaults Upon Senior Securities

            Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

            On  May  27,   1997,   Camco  held  its   Annual   Meeting  of
            Stockholders. Two matters were submitted to stockholders, for which the following votes were cast:

            Three directors were elected to terms expiring in 2000, as follows:

                                      For       Against     Abstain    Withheld
            Robert C. Dix, Jr.     2,322,855        -           -         4,257
            Kenneth R. Elshoff     2,326,291        -           -           821
            Paul D. Leake          2,326,291        -           -           821

            Ratification  of Grant  Thornton  LLP as auditors of Camco for the current fiscal year.
                                      For        Against     Abstain   Withheld
                                   2,325,817       110        1,185         -

ITEM 5.  Other Information

                  None

ITEM 6.  Exhibits and Reports on Form 8-K

                  Reports on Form 8K:                None.
                  Exhibits:                          Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     August 12, 1997              By: /s/Larry A. Caldwell
                                           Larry A. Caldwell
                                           President and Chief Executive Officer




Date:     August 12, 1997              By: /s/Anthony J. Popp
                                           Anthony J. Popp
                                           Chief Financial Officer