Form 10-Q
period 1997-09-30
CAMCO FINANCIAL CORP
filed 1997-11-14
CIK 16614

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1997
                               -------------------------------------

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

Yes   X                                                   No

As of November 10, 1997, the latest practicable date, approximately 3,214,368.5 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.









                               Page 1 of 19 pages

                           Camco Financial Corporation

                                      INDEX

                                                                      Page

PART I   -    FINANCIAL INFORMATION

              Consolidated Statements of Financial Condition             3

              Consolidated Statements of Operations                      4

              Consolidated Statements of Cash Flows                      5

              Notes to Consolidated Financial Statements                 7

              Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                11


PART II -     OTHER INFORMATION                                         18

SIGNATURES                                                              19


                           Camco Financial Corporation
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                      September 30,        December 31,
         ASSETS                                                                                1997                1996

Cash and due from banks ................................................................  $  10,289           $  10,587
Interest-bearing deposits in other financial institutions ..............................      1,744               7,278
                                                                                            -------             -------
         Cash and cash equivalents .....................................................     12,033              17,865

Certificates of deposit in other financial institutions ................................         -                  990
Investment securities available for sale - at market ...................................      4,723               5,174
Investment securities - at cost, approximate market value of $18,282
  and $21,822 as of September 30, 1997 and December 31, 1996 ...........................     18,238              21,844
Mortgage-backed securities available for sale - at market                                       504                 742
Mortgage-backed securities - at cost, approximate market value of $8,868
  and $10,735 as of September 30, 1997 and December 31, 1996 ...........................      8,772              10,700
Loans held for sale - at lower of cost or market .......................................      3,387                 931
Loans receivable - net .................................................................    428,756             387,992
Office premises and equipment - net ....................................................      7,026               6,811
Real estate acquired through foreclosure ...............................................        787                  53
Federal Home Loan Bank stock - at cost .................................................      4,883               3,942
Accrued interest receivable on loans ...................................................      2,747               2,443
Accrued interest receivable on mortgage-backed securities ..............................         56                  69
Accrued interest receivable on investment securities and
  interest-bearing deposits ............................................................        317                 499
Prepaid expenses and other assets ......................................................        946                 495
Cash surrender value of life insurance .................................................      5,422               4,880
Goodwill and other intangible assets ...................................................      3,589               3,701
Prepaid federal income taxes ...........................................................         -                  319
                                                                                            -------             -------

         Total assets ..................................................................   $502,186            $469,450
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits ...............................................................................   $374,184            $358,009
Advances from the Federal Home Loan Bank ...............................................     72,134              57,354
Advances by borrowers for taxes and insurance ..........................................      2,852               2,864
Accounts payable and accrued liabilities ...............................................      2,934               4,490
Dividends payable ......................................................................        418                 368
Accrued federal income taxes ...........................................................         15                  -
Deferred federal income taxes ..........................................................      1,492               1,352
                                                                                          ---------           ---------
         Total liabilities .............................................................    454,029             424,437

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares;
    no shares outstanding ..............................................................         -                   -
  Common stock - $1 par value; 4,900,000 shares authorized;
    outstanding, 3,214,369 shares at September 30, 1997 and 3,062,893
    shares at December 31, 1996 ........................................................      3,216               3,063
  Additional paid-in capital ...........................................................     24,475              21,917
  Retained earnings - substantially restricted .........................................     20,429              20,005
  Unrealized gains on securities designated as available for sale,
    net of related tax effects .........................................................         37                  28
                                                                                           --------            --------
         Total stockholders' equity ....................................................     48,157              45,013
                                                                                           --------            --------

         Total liabilities and stockholders' equity ....................................   $502,186            $469,450
                                                                                            =======             =======




                           Camco Financial Corporation

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In thousands, except share data)

                                                                            Nine months ended        Three months ended
                                                                               September 30,            September 30,
                                                                            1997         1996         1997         1996
Interest income
  Loans ................................................................ $25,093      $18,700       $8,773       $6,467
  Mortgage-backed securities ...........................................     562          275          187           88
  Investment securities ................................................   1,278        1,004          379          392
  Interest-bearing deposits and other ..................................     705          392          252           97
                                                                         -------     --------       ------      -------
         Total interest income .........................................  27,638       20,371        9,591        7,044

Interest expense
  Deposits .............................................................  12,729        9,796        4,386        3,304
  Borrowings ...........................................................   2,706        1,310        1,016          615
                                                                         -------      -------        -----       ------
         Total interest expense ........................................  15,435       11,106        5,402        3,919
                                                                          ------       ------        -----        -----

         Net interest income ...........................................  12,203        9,265        4,189        3,125

Provision for losses on loans ..........................................     166           69           58           27
                                                                        --------    ---------      -------      -------

         Net interest income after provision
           for losses on loans .........................................  12,037        9,196        4,131        3,098

Other income
  Late charges, rent and other .........................................   1,001          969          322          388
  Loan servicing fees ..................................................     544          536          292          173
  Service charges and other fees on deposits ...........................     383          319          145          123
  Gain on sale of loans ................................................     907          859          402          237
  Gain on sale of office equipment .....................................       4           -             4           -
  Gain (loss) on sale of real estate acquired through foreclosure ......      39           (6)           9           (6)
                                                                       ---------   ----------     --------     --------
         Total other income ............................................   2,878        2,677        1,174          915

General, administrative and other expense
  Employee compensation and benefits ...................................   3,957        3,391        1,300        1,298
  Office occupancy and equipment .......................................   1,073          826          379          271
  Federal deposit insurance premiums ...................................     195        2,306           64        1,979
  Data processing ......................................................     402          309          134          107
  Advertising ..........................................................     355          292           92           95
  Franchise taxes ......................................................     322          308           99           97
  Amortization of goodwill .............................................     112           -            37           -
  Other ................................................................   2,011        1,744          649          631
                                                                         -------      -------       ------       ------
         Total general, administrative and other expense ...............   8,427        9,176        2,754        4,478
                                                                         -------      -------        -----        -----

         Earnings (loss) before federal income taxes (credits) .........   6,488        2,697        2,551         (465)

Federal income taxes (credits)
  Current ..............................................................   2,013          691          728         (263)
  Deferred .............................................................     135          226          117          105
                                                                        --------     --------       ------       ------
         Total federal income taxes (credits) ..........................   2,148          917          845         (158)
                                                                         -------     --------       ------       ------

         NET EARNINGS (LOSS) .........................................  $  4,340     $  1,780       $1,706      $  (307)
                                                                         =======      =======        =====       ======

         EARNINGS (LOSS) PER SHARE .....................................  $1.35          $.82         $.53        $(.14)
                                                                           ====           ===          ===         ====

Weighted average number of common shares outstanding ................  3,215,571    2,173,628    3,215,579    2,177,022
                                                                       =========    =========    =========    =========


                           Camco Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                 (In thousands)


                                                                                               1997                1996
Cash flows from operating activities:
  Net earnings for the period ...........................................................  $  4,340             $ 1,780
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees ......................................      (348)               (372)
    Amortization of premiums and discounts on investment
      and mortgage-backed securities - net ..............................................        34                   7
    Amortization of goodwill ............................................................       112                  -
    Depreciation and amortization .......................................................       500                 374
    Provision for losses on loans .......................................................       166                  69
    (Gain) loss on sale of real estate acquired through foreclosure .....................       (22)                  6
    Federal Home Loan Bank stock dividends ..............................................      (231)               (157)
    Gain on sale of loans ...............................................................      (464)               (382)
    Loans originated for sale in the secondary market ...................................   (50,270)            (48,665)
    Proceeds from sale of loans in the secondary market .................................    48,278              46,306
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable .......................................................      (109)               (371)
      Prepaid expenses and other assets .................................................      (451)               (600)
      Accrued interest and other liabilities ............................................    (1,506)              2,486
      Federal income taxes:
        Current .........................................................................       334                (937)
        Deferred ........................................................................       135                 226
                                                                                           --------              ------
         Net cash provided by (used in) operating activities ............................       498                (230)

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities .....................................    16,096               7,775
  Purchase of investment securities designated as available
    for sale ............................................................................      (530)                (20)
  Purchase of investment securities designated as
    held to maturity ....................................................................   (11,500)             (9,997)
  Loan disbursements ....................................................................  (121,040)            (88,336)
  Principal repayments on loans .........................................................    79,536              65,411
  Principal repayments on mortgage-backed securities ....................................     2,137                 877
  Purchase of office premises and equipment .............................................      (715)               (914)
  Proceeds from sales of real estate acquired through foreclosure .......................       269                   9
  Additions to real estate acquired through foreclosure .................................       (59)                 -
  Purchase of Federal Home Loan Bank stock ..............................................      (710)               (200)
  Purchase of cash surrender value of life insurance ....................................      (332)             (4,653)
  Net increase in cash surrender value of life insurance ................................      (210)                 -
  Decrease in certificates of deposit in other financial institutions ...................       990                 661
                                                                                           --------              ------
         Net cash used in investing activities ..........................................   (36,068)            (29,387)
                                                                                           --------              ------

         Net cash used in operating and investing activities
           (subtotal carried forward) ...................................................   (35,570)            (29,617)
                                                                                            -------              ------


                           Camco Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended September 30,
                                 (In thousands)


                                                                                               1997                1996

         Net cash used in operating and investing activities
           (subtotal brought forward) ...................................................  $(35,570)           $(29,617)

Cash flows provided by (used in) financing activities:
  Net increase in deposits ..............................................................    16,175               6,799
  Proceeds from Federal Home Loan Bank advances .........................................    38,800              67,750
  Repayment of Federal Home Loan Bank advances ..........................................   (24,020)            (45,027)
  Dividends paid on common stock ........................................................    (1,206)               (796)
  Proceeds from exercise of stock options ...............................................         1                  30
  Advances by borrowers for taxes and insurance .........................................       (12)             (1,588)
                                                                                            -------             -------
         Net cash provided by financing activities ......................................    29,738              27,168
                                                                                            -------             -------

Net decrease in cash and cash equivalents ...............................................    (5,832)             (2,449)

Cash and cash equivalents at beginning of period ........................................    17,865              13,447
                                                                                            -------             -------

Cash and cash equivalents at end of period ..............................................  $ 12,033            $ 10,998
                                                                                            =======             =======


Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
    Interest on deposits and borrowings .................................................  $ 15,548            $ 11,021
                                                                                            =======             =======

    Income taxes ........................................................................  $  1,709            $  1,532
                                                                                            =======            ========

Supplemental disclosure of noncash investing activities:
  Transfers of mortgage loans to real estate acquired
    through foreclosure .................................................................  $    914            $     36
                                                                                            =======             =======

Unrealized gains (losses) on investments and mortgage-backed
    securities designated as available for sale .........................................  $      9            $    (34)
                                                                                            =======             =======

Recognition of gains on sale of mortgage loans in
  accordance with SFAS No. 122 ..........................................................  $    443            $    676
                                                                                            =======             =======


                           Camco Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation ("Camco" or "the Corporation") included in Camco's Annual Report on Form 10-KSB for the year ended December 31, 1996. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results which may be expected for the entire year.

2.       Principles of Consolidation

         Camco has five wholly-owned subsidiaries: Cambridge Savings Bank ("Cambridge Savings"), Marietta Savings Bank ("Marietta Savings"), First Federal Savings Bank of Washington Court House ("First Federal"), First Federal Bank for Savings ("First Savings") (collectively hereinafter "the Banks") and East Ohio Land Title Agency, Inc., as well as two second tier subsidiaries, Camco Mortgage Corporation and WestMar Mortgage Company. First Savings was acquired by Camco on October 4, 1996, pursuant to the merger of First Ashland Financial Corporation with and into Camco (the "Merger") in a transaction accounted for using the purchase method of accounting. Consequently, the September 30, 1996, consolidated statement of earnings and statement of cash flows have not been restated for the merger.

         The consolidated financial statements include the accounts of Camco and
         its  wholly-owned  and  second  tier   subsidiaries.   All  significant
         intercompany balances and transactions have been eliminated.

3.       Effects of Recent Accounting Pronouncements

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the

                           Camco Financial Corporation

3.       Effects of Recent Accounting Pronouncements (continued)

         financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore the disclosure provision of SFAS No. 123 will have no effect on Camco's consolidated financial condition or results of operations.

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

                           Camco Financial Corporation

3.       Effects of Recent Accounting Pronouncements (continued)

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which is effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS No. 128 simplifies the calculation of earnings per share ("EPS") by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as stock options, warrants or other common stock equivalents. All prior period EPS data will be restated to conform with the new presentation. This statement will not have a material impact on the Corporation's financial statements.

         In February  1997,  the  FASB  issued SFAS  No.  129, "Disclosures  of
         Information about Capital Structure." SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 is not expected to have a material impact on the Corporation's financial statements.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the report and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

         SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Corporation's financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about

                           Camco Financial Corporation

3.       Effects of Recent Accounting Pronouncements (continued)

         reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Corporation's financial statements.

4.       Reclassifications

         Certain reclassifications have been made to the September 30, 1996 consolidated financial statements to conform to the September 30, 1997 presentation.

5.       Proposed Legislation

         Congress is considering legislation to eliminate the federal savings and loan charter and separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may develop a common charter for all financial institutions, eliminate the OTS and regulate First Federal and First Savings as banks or require them to change their charters to that of national banks. Management does not believe the pending legislation would have a material effect on the consolidated financial statements of the Corporation.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 1997 and 1996


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

Since its incorporation in 1970, Camco has evolved into a full service provider of financial products to the communities served by its banking subsidiaries. Utilizing a common marketing theme committed to personalized customer service, Camco and its affiliates have grown from $22.4 million in consolidated assets in 1970 to $502.2 million of consolidated assets at September 30, 1997. Camco's level of growth is largely attributable to the acquisitions of Marietta Savings, First Federal and First Savings and the continued expansion of product lines from the previously limited deposit and loan offerings of a heavily regulated 1970's savings and loan association, to the full array of financial service products that were the previous domain of commercial banks. Additionally, Camco's operational growth has been enhanced by vertical integration of the residential lending function through establishing mortgage banking operations in the Banks' primary market areas and, to a lesser extent, by chartering a title insurance agency.

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


Discussion of Financial Condition Changes from December 31, 1996 to
  September 30, 1997

At September 30, 1997, Camco's consolidated assets totaled $502.2 million, an increase of $32.7 million, or 7.0%, over the December 31, 1996 total. The growth in the current nine month period was primarily funded by deposit growth of $16.2 million, $14.8 million in advances from the Federal Home Loan Bank, and undistributed net earnings of $3.1 million.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1997 and 1996


Discussion of Financial Condition Changes from December 31, 1996 to September 30, 1997 (continued)

Cash and interest-bearing deposits in other financial institutions totaled $12.0 million at September 30, 1997, a decline of $5.8 million, or 32.6%, from December 31, 1996 levels. Management elected to utilize excess liquidity to fund purchases of higher-yielding investment securities and to fund loan portfolio growth.

Investment securities and certificates of deposit in other financial institutions totaled $23.0 million at September 30, 1997, a decrease of $5.0 million, or 18.0%, from the total at December 31, 1996. During the 1997 period, investment securities totaling $12.0 million were purchased, while maturities amounted to $16.1 million.

Mortgage-backed securities totaled $9.3 million at September 30, 1997, a decrease of $2.2 million from December 31, 1996, due primarily to principal repayments during the period. Loans receivable and loans held for sale increased by $43.2 million, or 11.1%, during the nine months ended September 30, 1997, to a total of $432.1 million. The increase was primarily attributable to loan disbursements of $171.3 million which was partially offset by principal repayments of $79.5 million and loan sales of $47.8 million. Loan origination volume during the 1997 nine month period exceeded that of the 1996 period by $34.3 million, or 25.0%.

Nonperforming loans (90 days or more delinquent plus nonaccrual loans), totaled $1.7 million and $2.4 million at September 30, 1997 and December 31, 1996, respectively, constituting .40% and .61% of total net loans, including loans held for sale at those dates. The consolidated allowance for loan losses totaled $1.3 million and $1.2 million at September 30, 1997 and December 31, 1996, representing 73.2% and 52.5% of nonperforming loans, respectively, at those dates. The provision for loan losses for the nine months ended September 30, 1997 is primarily attributable to the aforementioned growth in the loan portfolio during that period. Although management believes that its allowance for loan losses at September 30, 1997, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

Deposits totaled $374.2 million at September 30, 1997, an increase of $16.2 million, or 4.5%, over December 31, 1996 levels. The increase resulted primarily from management's continuing efforts to achieve a moderate rate of growth through advertising and pricing strategies. Advances from the Federal Home Loan Bank increased by $14.8 million, or 25.8%, to a total of $72.1 million at September 30, 1997. The proceeds from deposit growth and Federal Home Loan Bank advances were primarily used to fund growth in the loan portfolio.

The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 1997, the Banks' regulatory capital exceeded all regulatory capital requirements.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1997 and 1996


Comparison of Results of Operations for the Nine Months Ended September 30,
  1997 and 1996

Increases in the level of income and expenses during the nine month period ended September 30, 1997, as compared to the comparable period in 1996, are primarily due to the inclusion of the accounts of First Savings, which was acquired by Camco on October 4, 1996, in a transaction accounted for using the purchase method of accounting. Accordingly, the statement of earnings and the statement of cash flows for the nine month period ended September 30, 1996, were not restated for the acquisition.

General

Camco's net earnings for the nine months ended September 30, 1997 totaled $4.3 million, an increase of $2.6 million, or 143.8%, over the $1.8 million of net earnings reported in the comparable 1996 period. The increase in earnings is primarily attributable to an increase in net interest income of $2.9 million, an increase in other income of $201,000, and a decrease in general, administrative and other expense of $749,000, which were partially offset by an increase in the provision for losses on loans of $97,000 and an increase in the provision for federal income taxes of $1.2 million.

Net Interest Income

Total interest income for the nine months ended September 30, 1997, increased by $7.3 million, or 35.7%, generally reflecting the effects of $116.2 million of growth in average interest-earning assets outstanding, coupled with an increase of 9 basis points in the yield year to year, from 7.98% in 1996 to 8.07% in 1997.

Interest income on loans and mortgage-backed securities totaled $25.7 million for the nine months ended September 30, 1997, an increase of $6.7 million, or 35.2%, over the comparable 1996 period. The increase resulted primarily from a $111.6 million, or 36.6%, increase in the average balance outstanding year to year. Interest income on investments and interest-bearing deposits increased by $587,000, or 42.0%, due to an increase in average outstanding balances of $10.0 million. Interest expense on deposits increased by $2.9 million, or 29.9%, to a total of $12.7 million for the nine months ended September 30, 1997, due primarily to an increase of $76.5 million in the average balance of deposits outstanding. Interest expense on borrowings totaled $2.7 million for the nine months ended September 30, 1997, an increase of $1.4 million, or 106.6%, over the 1996 nine month period. The increase resulted primarily from a $32.8 million increase in the average balance outstanding year to year.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1997 and 1996


Comparison of Results of Operations for the Nine Months Ended September 30,
  1997 and 1996 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.9 million, or 31.7%, to a total of $12.2 million for the nine months ended September 30, 1997. The interest rate spread decreased to approximately 3.28% for the nine months ended September 30, 1997, from 3.36% for the 1996 period, while the net interest margin decreased to approximately 3.56% in 1997, as compared to 3.63% in 1996.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The provision for losses on loans totaled $166,000 for the nine months ended September 30, 1997, an increase of $97,000 over the comparable period in 1996. The current period provision generally reflects the effects of loan portfolio growth integrated with a decline in the level of nonperforming loans. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased for the nine months ended September 30, 1997, by $201,000, or 7.5%, over the comparable 1996 period. The increase in other income is primarily attributable to a $48,000, or 5.6%, increase in gains on sale of loans and an increase of $32,000, or 3.3%, in late charges, rent and other, a $64,000, or 20.1%, increase in service charges and other fees on deposits and a $45,000 increase in gains on sale of real estate acquired through foreclosure. The increase in gains on sale of loans primarily reflects an increase in sales volume year to year. The increase in late charges, rent and other was primarily attributable to an increase in fees on loans and deposit accounts as a result of the growth in the respective portfolios.

General, Administrative and Other Expense

General, administrative and other expense totaled $8.4 million for the nine months ended September 30, 1997, a decrease of $749,000, or 8.2%. The decrease can be primarily attributed to a $1.8 million one-time charge recorded in the 1996 period as a result of legislation enacted to recapitalize the SAIF. Exclusive of the SAIF charge, general, administrative and other expense increased by approximately $1.1 million, or 14.5%. This increase in general, administrative and other expense is due primarily to a $566,000, or 16.7%, increase in employee compensation and benefits, a $247,000, or 29.9%, increase in office occupancy and equipment, a $267,000 , or 15.3%, increase in other operating costs, a $112,000 increase in goodwill and amortization

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1997 and 1996


Comparison of Results of Operations for the Nine Months Ended September 30,
  1997 and 1996 (continued)

General, Administrative and Other Expense (continued)

and a $93,000, or 30.1%, increase in data processing. As previously discussed, the 1997 consolidated statement of earnings includes the accounts of First Savings, while the 1996 balances have not been restated to include the effects of the acquisition of First Savings. First Savings had approximately $1.3 million of general, administrative and other expense for the nine month period ended September 30, 1997. The increase in occupancy and equipment is attributable to increased depreciation expense on office equipment and general repairs of office buildings. The increase in data processing, advertising and other operating costs generally reflects the effects of the Corporation's growth year to year.

Federal Income Taxes

The provision for federal income taxes totaled $2.1 million for the nine months ended September 30, 1997, an increase of $1.2 million, or 134.2%. This increase is attributable to a $3.8 million, or 140.6%, increase in pre-tax earnings. The effective tax rate amounted to 33.1% and 34.0% for the nine months ended September 30, 1997 and 1996, respectively.


Comparison of Results of Operations for the Three Months Ended September 30,
  1997 and 1996

Increases in the level of income and expenses during the three month period ended September 30, 1997, as compared to the comparable period in 1996, are primarily due to the inclusion of the accounts of First Savings, which was acquired by Camco on October 4, 1996, in a transaction accounted for using the purchase method of accounting. Accordingly, the statement of earnings for the three month period ended September 30, 1996, was not restated for the acquisition.

General

Camco recorded net earnings for the three months ended September 30, 1997, totaling $1.7 million, as compared to a net loss totaling $307,000 reported in the comparable 1996 period. The increase in net earnings is primarily attributable to a $1.1 million increase in net interest income, a $259,000 increase in other income and a $1.7 million decrease in general, administrative and other expense, which were partially offset by a $1.0 million increase in the federal income tax provision.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1997 and 1996


Comparison of Results of Operations for the Three Months Ended September 30,
  1997 and 1996 (continued)

Net Interest Income

Total interest income for the three months ended September 30, 1997, increased by $2.5 million, or 36.2%, as compared to the 1996 quarter. Interest income on loans and mortgage-backed securities increased by $2.4 million, or 36.7%, due primarily to a $118.1 million increase in the average balance outstanding year to year. Interest income on investment securities and interest-bearing deposits increased by $142,000, or 29.0%, due primarily to a $4.3 million increase in the average balance outstanding. Total interest expense increased by $1.5 million, or 37.8%, for the three months ended September 30, 1997. Interest expense on deposits increased by $1.1 million, or 32.7%, due primarily to a $80.1 million increase in the average balance outstanding year to year. Interest expense on borrowings increased by $401,000, or 65.2%, due primarily to a $28.8 million increase in the average outstanding balance partially offset by a 28 basis point decrease in the cost year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.1 million, or 34.0%, for the three months ended September 30, 1997, as compared to the comparable quarter in 1996. The interest rate spread was 3.28% for the 1997 quarter, compared to 3.41% in 1996, while the net interest margin was 3.57% in the 1997 quarter, compared to 3.60% in 1996.

Provision for Losses on Loans

The provision for losses on loans increased during the three months ended September 30, 1997, by $31,000. The current period provision generally reflects the effects of loan portfolio growth year to year as integrated with a decline in the level of nonperforming loans. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $1.2 million for the quarter ended September 30, 1997, an increase of $259,000, or 28.3%, as compared to the 1996 quarter. The increase is primarily attributable to a $119,000 increase in loan servicing fees and a $165,000 increase in gain on sale of loans. The increase in the gain on sale of loans is due primarily to the increased volume of fixed-rate loans originated for sale.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1997 and 1996


Comparison of Results of Operations for the Three Months Ended September 30,
  1997 and 1996 (continued)


General, Administrative and Other Expense

General, administrative and other expense totaled $2.8 million for the three months ended September 30, 1997, a decrease of $1.7 million, or 38.5%, from the comparable 1996 quarter. The decrease is primarily attributable to a $1.8 million charge recorded in 1996 due to the SAIF recapitalization legislation, as discussed above, and was partially offset by a $108,000, or 39.9%, increase in office occupancy and equipment and a $37,000 increase in goodwill amortization. The increase in office occupancy and equipment related primarily to increased depreciation and building maintenance costs.

Federal Income Taxes

Camco's provision for federal income taxes increased for the three months ended September 30, 1997, by $1.0 million generally reflecting the $3.0 million increase in pre-tax earnings year to year.

                           Camco Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

                  Not applicable

ITEM 2.  Changes in Securities

                  None

ITEM 3.  Defaults Upon Senior Securities

                  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  None

ITEM 5.  Other Information

                  None

ITEM 6.  Exhibits and Reports on Form 8-K

           Form 8-K  filings:      A report  on Form 8-K was filed on August 5,
                                   1997, to report the execution, on July 28, 1997, of an Agreement and Plan of Reorganization (the "Agreement") by Camco,
                                   First Federal, GF Bancorp, Inc. and its wholly-owned subsidiary, Germantown Federal
                                   Savings Bank in item 5. Pursuant to the Agreement,Camco will acquire GF Bancorp,Inc.
                                   and Germantown Federal Savings Bank will merge with and into First Federal.

           Exhibits:              Financial data schedule for the nine months
                                  ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 10, 1997               By: /s/Larry A. Caldwell
                                           Larry A. Caldwell
                                           President and Chief Executive Officer




Date:  November 10, 1997               By: /s/Anthony J. Popp
                                           Anthony J. Popp
                                           Chief Financial Officer