Form 10-K
period 1997-12-31
CAMCO FINANCIAL CORP
filed 1998-03-30
CIK 16614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1997

                                       OR

        [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________________ to ____________________

                         Commission File Number: 0-25196

                           CAMCO FINANCIAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                           Delaware                           51-0110823
                 ------------------------------          ---------------------
                (State or other jurisdiction of            (I.R.S. Employer
              incorporation or organization)             Identification Number)

                   814 Wheeling Avenue, Cambridge, Ohio 43725
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (614) 432-5641


Securities registered pursuant to Section 12(b) of the Act:
         None                                         None
  ---------------------               -------------------------------------
  (Title of Each Class)               (Name of exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, $1 par value per share
                      ------------------------------------
                                (Title of Class)

        Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X                             No_____.
                     -----

        Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of March 20, 1998, was $93.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

        The registrant's revenues for the fiscal year ended December 31, 1997, were $41.4 million.

        3,603,044.5 shares of the Registrant's common stock were outstanding on March 20, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Part III of Form 10-K: Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Camco Financial Corporation ("Camco") is a multiple savings and loan holding company organized under Delaware law in 1970. Through its wholly-owned subsidiaries, Cambridge Savings Bank ("Cambridge Savings"), Marietta Savings Bank ("Marietta Savings"), First Federal Savings Bank of Washington Court House ("First Federal") and First Federal Bank for Savings ("First Savings"), Camco is engaged in the financial services business in Ohio and Kentucky.

         The acquisition by Camco of GF Bancorp, Inc., a Delaware corporation, and its wholly-owned subsidiary, Germantown Federal Savings Bank, a federal savings bank ("Germantown Federal"), was completed in January 1998 (the "Germantown Merger"). In connection with the Germantown Merger, Germantown Federal, which had its main office in Germantown, Ohio and a branch office in New Lebanon, Ohio, merged into First Federal.

         In October 1996, the merger of First Ashland Financial Corporation, a Kentucky corporation, with and into Camco (the "Ashland Merger") was completed. Pursuant to the Ashland Merger, First Savings, which has its main office and a full-service branch office in Ashland, Kentucky, a full-service branch office in Russell, Kentucky, and a loan origination office in Huntington, West Virginia, became a wholly-owned subsidiary of Camco.

         First Federal was acquired by Camco in 1988. First Federal has its main office and a full-service branch office in Washington Court House, loan origination offices in Chillicothe, Circleville and Wilmington, Ohio, and, as a result of the Germantown Merger, full-service branch offices in Germantown and New Lebanon, Ohio.

         Cambridge Savings, which was acquired by Camco in 1971, was incorporated under Ohio law in 1885. The main office of Cambridge Savings is in Cambridge, Ohio. Cambridge Savings has branch offices in Cambridge, Byesville and Uhrichsville, Ohio. In July 1994, Cambridge Savings converted its charter from an Ohio savings and loan association to an Ohio savings bank.

         Established in 1923 under Ohio law, Marietta Savings was acquired by Camco in 1973. Marietta has its main office and a branch office in Marietta, Ohio, and a branch in Belpre, Ohio. In July 1994, Marietta Savings converted its charter from an Ohio savings and loan association to an Ohio savings bank.

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

CONSOLIDATED STATEMENTS OF                                                                        At December 31,
   FINANCIAL CONDITION:                                                         -----------------------------------------------
                                                                                1997       1996       1995       1994      1993
                                                                                ----       ----       ----       ----      ----
                                                                                               (In thousands)
Total amount of:
      Assets                                                                $520,617   $469,450   $346,469   $324,627   $277,098
      Interest-bearing deposits (1)                                            6,304      8,268      4,003      8,486     26,111
      Investment securities available for sale - at market                     3,558      5,174      3,131      2,978       --
      Investment securities - at cost                                         17,489     21,844     19,283     27,333     29,104
      Mortgage-backed securities available for sale - at market                  497        742        985      1,464       --
      Mortgage-backed securities - at cost                                     8,207     10,700      5,002      5,452      9,315
      Loans receivable - net (2)                                             446,480    388,923    292,751    261,459    198,608
      Deposits                                                               382,225    358,009    286,574    266,861    252,219
      FHLB advances and other borrowings                                      80,319     57,354     26,078     26,511      1,500
      Stockholders' equity - restricted                                       48,963     45,013     27,693     24,741     19,826


CONSOLIDATED STATEMENTS OF EARNINGS:                                                                  Year ended December 31,
------------------------------------                                            ------------------------------------------------
                                                                                1997       1996       1995       1994       1993
                                                                                ----       ----       ----       ----       ----

                                                                                    (In thousands, except per share data)

Total interest income                                                       $ 37,573   $ 29,260   $ 25,440   $ 19,759   $ 18,990
Total interest expense                                                        21,022     16,046     14,257     10,233      9,752
                                                                            --------   --------   --------   --------   --------
Net interest income                                                           16,551     13,214     11,183      9,526      9,238
Provision for losses on loans                                                    232        111        143         97        310
                                                                            --------   --------   --------   --------   --------
Net interest income after provision for loan losses                           16,319     13,103     11,040      9,429      8,928
Other income                                                                   3,840      3,596      3,293      2,578      3,106
General, administrative and other expense                                     11,624     12,190      8,775      8,154      6,963
                                                                            --------   --------   --------   --------   --------
Earnings before federal income taxes                                           8,535      4,509      5,558      3,853      5,071
Federal income taxes                                                           2,909      1,496      1,910      1,311      1,747
                                                                            --------   --------   --------   --------   --------
Net earnings                                                                $  5,626   $  3,013   $  3,648   $  2,542   $  3,324
                                                                            ========   ========   ========   ========   ========
Earnings per share: (3)
     Basic                                                                  $   1.75   $   1.24   $   1.68   $   1.33   $   1.74
                                                                            ========   ========   ========   ========   ========
     Diluted                                                                $   1.71   $   1.21   $   1.68   $   1.33   $   1.74
                                                                            ========   ========   ========   ========   ========

------------------
(1)     Includes certificates of deposit in other financial institutions.
(2)     Includes loans held for sale.
(3)     Earnings per share has been restated for SFAS No. 128 and adjusted to give effect to a 5%
        stock dividend effected during the years ended December 31, 1997, 1996, 1995 and 1994.


SELECTED FINANCIAL RATIOS:                                                   At or for the year ended December 31,
                                                                             -------------------------------------
                                                                   1997           1996           1995           1994        1993
                                                                   ----           ----           ----           ----        ----



Return on average assets (1)                                       1.14%           .74%          1.09%           .84%        1.22%
Return on average equity (1)                                      11.97           8.29          13.91          11.41        18.07
Average equity to average assets (1)                               9.49           8.91           7.81           7.41         6.72
Dividend payout ratio (2)                                         28.99          34.52          21.07          22.63        17.53

-----
(1)               Ratios are based upon the mathematical average of the balances at the beginning and the end of the year.
(2)               Represents dividends per share divided by basic earnings per share.


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

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information in respect of the composition of Camco's loan portfolio, including loans held for sale, at the dates indicated:

                                                                                             At December 31,
                                                           -----------------------------------------------------------------------
                                                                   1997                     1996                      1995
                                                           ---------------------   -----------------------   ---------------------
                                                                        Percent                   Percent                 Percent
                                                                       of total                   of total                of total
                                                           Amount        loans        Amount       loans       Amount       loans
                                                           ------        -----        ------       -----       ------       -----
Type of loan:
   Construction                                           $  14,505         3.2%   $  19,960         5.2%   $  19,944         6.8%
   Loans on existing residential properties (1)             400,750        89.8      341,537        87.8      245,285        83.8
   Nonresidential real estate                                11,294         2.5       12,529         3.2       11,486         3.9
   Developed building lots                                    1,870         0.4        1,406         0.4          965         0.3
   Education loans                                            2,224         0.5        2,037         0.5        2,728         0.9
   Consumer and other loans (2)                              28,034         6.3       22,244         5.7       22,589         7.7
                                                          ---------     -------    ---------     -------    ---------     -------
         Total                                              458,677       102.7      399,713       102.8      302,997       103.4
Less:
   Undisbursed loans in process                             (10,059)       (2.2)      (8,867)       (2.3)      (8,717)       (3.0)
   Unamortized yield adjustments                               (813)       (0.2)        (676)       (0.2)        (497)       (0.1)
   Allowance for loan losses                                 (1,325)       (0.3)      (1,247)       (0.3)      (1,032)       (0.3)
                                                          ---------     -------    ---------     -------    ---------     -------

         Total loans, net                                 $ 446,480       100.0%   $ 388,923       100.0%   $ 292,751       100.0%
                                                          =========     =======    =========     =======    =========     =======

                                                                                    At December 31,
                                                           ------------------------------------------------------------
                                                                        1994                            1993
                                                           ---------------------------       --------------------------
                                                                               Percent                          Percent
                                                                              of total                         of total
                                                              Amount            loans           Amount           loans
                                                              ------            -----           ------           -----
Type of loan:
   Construction                                             $  21,947             8.4%       $  16,624             8.4%
   Loans on existing residential properties (1)               213,354            81.6          156,563            78.8
   Nonresidential real estate                                  14,845             5.7           14,025             7.1
   Developed building lots                                      1,147             0.4              825             0.4
   Education loans                                              2,799             1.1            2,494             1.2
   Consumer and other loans (2)                                18,659             7.1           16,636             8.4
                                                            ---------         -------        ---------         -------
         Total                                                272,751           104.3          207,167           104.3
Less:
   Undisbursed loans in process                                (9,483)           (3.6)          (7,006)           (3.5)
   Unamortized yield adjustments                                 (866)           (0.3)            (525)           (0.3)
   Allowance for loan losses                                     (943)           (0.4)          (1,028)           (0.5)
                                                            ---------         -------        ---------         -------

         Total loans, net                                   $ 261,459           100.0%       $ 198,608           100.0%
                                                            =========         =======        =========         =======

-----------------------------
(1)      Includes loans held for sale.

(2)      Includes second mortgage loans.

         Camco's loan portfolio was approximately $446.5 million at December 31, 1997, and represented 85.8% of total assets.

         LOAN MATURITY SCHEDULE. The following table sets forth certain information as of December 31, 1997, regarding the dollar amount of loans maturing in Camco's portfolio based on the contractual terms to maturity of the loans. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                                  Due during
                                                                the year ending        Due in            Due in
                                                                  December 31,         years          years after
                                                                     1998            1999-2003           2003                Total
                                                                   --------          ---------        -----------            -----

                                                                                            (In thousands)
   Real estate loans (1):
       One- to four-family                                         $ 14,203           $ 43,769           $328,920           $386,892
       Multifamily and nonresidential                                   456              4,513             18,829             23,798
   Consumer and other loans                                           9,742             17,624              6,427             33,793
                                                                   --------           --------           --------           --------
                Total                                              $ 24,401           $ 65,906           $354,176           $444,483
                                                                   ========           ========           ========           ========

(1)     Excludes loans held for sale of $4.1 million and does not consider unamortized yield adjustments of $813,000 and allowance for loan losses of $1.3 million.

         The following table sets forth at December 31, 1997, the dollar amount of all loans due after one year from December 31, 1997, which have predetermined interest rates and have floating or adjustable interest rates:

                                              Due more than one year after
                                                      December 31, 1997
                                              ----------------------------
                                                     (In thousands)

Fixed rate of interest                                   $102,727
Adjustable rate of interest                               317,355
                                                         --------
              Total                                      $420,082
                                                         ========


         Generally, loans originated by the Banks are on a fully amortized basis. The Banks have no rollover provisions in their loan documents and anticipate that loans will be paid in full by the maturity date.

         RESIDENTIAL LOANS. The primary lending activity of the Banks has been the origination of conventional loans for the acquisition or construction of single-family residences. At December 31, 1997, 90.1% of the total outstanding loans consisted of loans secured by mortgages on one- to four-family residential properties. The Banks also originate loans on multifamily housing (over four units) and condominiums. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon.

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

         Of the total mortgage loans originated by the Banks during the year ended December 31, 1997, 48.5% were ARMs and 51.5% were fixed-rate loans. Adjustable-rate loans comprised 74.8% of Camco's total outstanding loans at December 31, 1997.

         CONSTRUCTION LOANS. The Banks offer residential construction loans both to owner-occupants and to builders for homes being built under contract with owner-occupants. The Banks also make construction loans to persons constructing projects for investment purposes. At December 31, 1997, a total of $14.5 million, or approximately 3.2% of Camco's total loans, consisted of construction loans, primarily for one- to four-family properties.

         Construction loans to owner-occupants are typically adjustable-rate long-term loans on which the borrower pays only interest during the construction period. Some construction loans to builders, however, have terms of up to 18 months at fixed rates of interest.

         Construction loans for investment properties involve greater underwriting and default risks to Camco than do loans secured by mortgages on existing properties or construction loans for single-family residences. Loan funds are advanced upon the security of the project under construction, which is more difficult to value in the case of investment properties before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate precisely the total loan funds required to complete a project and the related Loan-to-Value Ratios. In the event a default on a construction loan occurs and foreclosure follows, Camco could be adversely affected in that it would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 1997, the Banks had five construction loans in the amount of $2.1 million on investment properties.

         NONRESIDENTIAL REAL ESTATE LOANS. The Banks originate loans secured by mortgages on nonresidential real estate, including retail, office and other types of business facilities and apartment projects containing 36 or more units. Nonresidential real estate loans are generally made on an adjustable-rate basis for terms of up to 20 years. Nonresidential real estate loans originated by the Banks generally have an LTV of 80% or less. The largest nonresidential real estate loan outstanding at December 31, 1997, was a $1.75 million loan secured by a 72-unit apartment complex. Nonresidential real estate loans comprised 2.5% of total loans at December 31, 1997.

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

         Federal law limits an association's investment in nonresidential real estate loans to 400% of the association's capital. Camco does not anticipate that it will be adversely affected by such limitation because Camco's business strategy includes limited nonresidential real estate lending. At December 31, 1997, Camco's investment in nonresidential real estate loans was approximately 23.1% of its total capital.

         CONSUMER LOANS. The Banks make various types of consumer loans, including loans made to depositors on the security of their savings deposits, automobile loans, education loans, home improvement loans, home equity line of credit loans and unsecured personal loans. Home equity loans and unsecured loans are generally made at a variable rate of interest tied to the base rate on corporate loans, posted by 75% of the nation's 30 largest banks, as reported in THE WALL STREET JOURNAL. Home equity loans are for terms of up to ten years. Most other consumer loans are generally made at fixed rates of interest for terms of up to ten years. The risk of default on consumer loans during an economic recession is greater than for residential mortgage loans. At December 31, 1997, education, consumer and other loans constituted 6.8% of Camco's total loans.

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

         LOAN ORIGINATIONS, PURCHASES AND SALES. The Banks have been actively originating new 30-year, 15-year and 10-year fixed-rate real estate loans as well as adjustable-rate real estate loans and consumer loans. Generally all residential fixed-rate loans made by the Banks are originated on documentation which will permit a possible sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or other secondary mortgage market participants. When a mortgage loan is sold to the FHLMC, the selling Bank services the loan by collecting monthly payments of principal and interest and forwarding such payments to the FHLMC, net of a servicing fee. Fixed-rate loans not sold to the FHLMC and all of the ARMs originated by the Banks are held in the Banks' loan portfolios. During the year ended December 31, 1997, Camco sold approximately $77.7 million in loans to the FHLMC and others. Income from loans serviced by Camco for others was $339,000 for the year ended December 31, 1997.

         From time to time, the Banks sell participation interests in mortgage loans originated by them and purchase whole loans or participation interests in loans originated by other lenders. The Banks held whole loans and participations in loans originated by other lenders of approximately $24.3 million at December 31, 1997. Loans which the Banks purchase must meet or exceed the underwriting standards for loans originated by the Banks.

         In recent years, Camco has purchased mortgage-backed securities insured or guaranteed by U.S. Government agencies in order to improve Camco's asset portfolio yield by profitably investing excess funds. Camco intends to continue to purchase such mortgage-backed securities when conditions favor such an investment. See "Investment Activities."

         The following table presents Camco's mortgage loan origination, purchase, sale and principal repayment activity for the periods indicated:

                                                                                           Year ended December 31,
                                                                -------------------------------------------------------------------
                                                                  1997           1996           1995           1994           1993
                                                                                             (In thousands)
Loans originated:
     Construction                                               $ 33,499       $ 23,653       $ 13,466       $ 15,898       $ 16,538
     Permanent                                                   163,245        115,538         97,283        119,368        149,500
     Consumer and other                                           51,479         41,647         26,656         22,711         18,894
                                                                --------       --------       --------       --------       --------

         Total loans originated                                  248,223        180,838        137,405        157,977        184,932
                                                                --------       --------       --------       --------       --------

Loan participations purchased (1)                                 12,514           --             --            1,210          3,119

Reductions:
     Principal repayments (1)                                    127,687         88,561         68,451         57,609         64,394
     Loans sold (1)                                               77,665         61,687         38,891         41,276        112,441
     Transfers from loans to real estate owned                       932             92             70             72            764
                                                                --------       --------       --------       --------       --------

         Total reductions                                        206,284        150,340        107,412         98,957        177,599

Increase in other items, net (2)                                     366            317            370            222            529

Increase due to Ashland Merger                                      --           70,812           --             --             --
                                                                --------       --------       --------       --------       --------
Net increase                                                    $ 54,819       $101,627       $ 30,363       $ 60,452       $ 10,981
                                                                ========       ========       ========       ========       ========

-------------------
(1)      Includes mortgage-backed securities.

(2) Other items primarily consist of amortization of deferred loan origination fees, the provision for losses on loans and unrealized gains on mortgage-backed securities designated as available for sale.

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

         The largest amount which the Banks could have loaned to one borrower at December 31, 1997, was approximately $2.3 million for Cambridge Savings, $1.5 million for Marietta Savings, $1.1 for First Federal and $2.0 million for First Savings. The largest amount Cambridge Savings had outstanding to one borrower and related persons or entities at December 31, 1997, was $846,000, which consisted of eight loans secured by rental properties. The largest amount Marietta Savings had outstanding to one borrower and related persons or entities at December 31, 1997, was $1.3 million, which consisted of six loans secured by a personal residence and commercial properties. The largest amount First Federal had outstanding to one borrower was $1.1 million, which consisted of eight loans secured by rental properties. The largest amount First Savings had outstanding to one person and related persons or entities at December 31, 1997, was $573,000, which consisted of a single loan secured by a personal residence.

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

         Real estate which has been or will be acquired by one of the Banks as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until it is sold. "Real estate owned" is recorded at the lower of the book value of the loan or the fair value of the property less estimated selling expenses at the date of acquisition. Periodically, "real estate owned" is reviewed to ensure that fair value is not less than carrying value, and any write-down resulting therefrom is charged to earnings as a provision for losses on real estate acquired through foreclosure. All costs incurred from the date of acquisition are expensed in the period paid.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                                        At December 31,
                                                              ---------------------------------------------------------------------
                                                              1997            1996            1995            1994             1993
                                                              ----            ----            ----            ----             ----

                                                                                   (Dollars in thousands)
Loans delinquent for:
   30 to 89 days                                             $5,633          $5,438          $4,160          $3,209          $2,497
   90 or more days                                            1,818           2,373           1,082           1,319           2,044
                                                             ------          ------          ------          ------          ------

         Total delinquent loans                              $7,451          $7,811          $5,242          $4,528          $4,541
                                                             ======          ======          ======          ======          ======

Ratio of total delinquent
     loans to total net loans                                  1.67%           2.01%           1.79%           1.73%           2.29%
                                                             ======          ======          ======          ======          ======

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

                                                                                                At December 31,
                                                                           ----------------------------------------------------
                                                                           1997        1996        1995        1994        1993
                                                                           ----        ----        ----        ----        ----

                                                                                             (Dollars in thousands)
   Loans accounted for on a nonaccrual basis:
            Real estate:
            Residential                                                   $  714      $  908      $  456      $  576      $  842
            Nonresidential                                                    27         655         174          80         127
         Consumer and other                                                   74          35        --            16          20
                                                                          ------      ------      ------      ------      ------

              Total nonaccrual loans                                         815       1,598         630         672         989
                                                                          ------      ------      ------      ------      ------

Accruing loans delinquent 90 days or more: Real estate:
              Residential                                                    710         652         395         515         882
              Nonresidential                                                --          --          --            38          97
         Consumer and other                                                  293         123          57          94          76
                                                                          ------      ------      ------      ------      ------

              Total loans 90 days past due                                 1,003         775         452         647       1,055
                                                                          ------      ------      ------      ------      ------

         Total nonperforming loans                                        $1,818      $2,373      $1,082      $1,319      $2,044
                                                                          ======      ======      ======      ======      ======

Allowance for loan losses                                                 $1,325      $1,247      $1,032      $  943      $1,028
                                                                          ======      ======      ======      ======      ======

Nonperforming loans as a percent of total net loans
                                                                             .41%        .61%        .37%        .50%       1.03%
                                                                          ======      ======      ======      ======      ======

Allowance for loan losses as a percent of nonperforming loans
                                                                            72.9%       52.5%       95.4%       71.5%       50.3%
                                                                          ======      ======      ======      ======      ======


         The amount of interest income that would have been recorded had nonaccrual loans performed in accordance with contractual terms totaled $88,181 for the year ended December 31, 1997. Interest collected on such loans and included in net earnings was $43,742.

         At December 31, 1997, there were no loans which were not classified as nonaccrual, 90 days past due or restructured which management considered classifying in the near future due to concerns as to the ability of the borrowers to comply with repayment terms.

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

         At December 31, 1997, the aggregate amounts of Camco's classified assets were as follows:

                                                                    At December 31, 1997
                                                                    --------------------
                                                                       (In thousands)
Classified assets:
   Substandard                                                            $2,690
   Doubtful                                                                   13
   Loss                                                                       21
                                                                          ------

       Total classified assets                                            $2,724
                                                                          ======


         The regulations also include a "special mention" category, consisting of assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management's close attention. Camco had assets in the amount of $863,000 designated as "special mention" at December 31, 1997.

         ALLOWANCE FOR LOAN LOSSES. The following table sets forth an analysis of Camco's allowance for loan losses:

                                                                                          Year ended December 31,
                                                                 ----------------------------------------------------------------
                                                                  1997           1996         1995            1994           1993
                                                                  ----           ----         ----            ----           ----

                                                                                            (Dollars in thousands)

Balance at beginning of year                                    $ 1,247        $ 1,032       $   943        $ 1,028        $   889
Charge-offs:
     1-4 family residential real estate                              30              3          --             --              126
     Multifamily and nonresidential real estate                     124           --              40            169           --
     Consumer                                                        10              3            16             13             53
                                                                -------        -------       -------        -------        -------
       Total charge-offs                                            164              6            56            182            179
                                                                -------        -------       -------        -------        -------
Recoveries:
     1-4 family residential real estate                               2           --            --             --                8
     Multifamily and nonresidential real estate                       4           --            --             --             --
     Consumer                                                         4              1             2           --             --
                                                                -------        -------       -------        -------        -------
       Total recoveries                                              10              1             2           --                8
                                                                -------        -------       -------        -------        -------
Net charge-offs                                                    (154)            (5)          (54)          (182)          (171)
Provision for losses on loans                                       232            111           143             97            310
Increase attributable to First Savings                             --              109          --             --             --
                                                                -------        -------       -------        -------        -------
Balance at end of year                                          $ 1,325        $ 1,247       $ 1,032        $   943        $ 1,028
                                                                =======        =======       =======        =======        =======

Net charge-offs to average loans                                    .04%            -%           .02%           .08%           .09%
                                                                =======        =======       =======        =======        =======


         The following table sets forth the allocation of Camco's allowance for loan losses by type of loan at the dates indicated:

                                                                               At December 31,
                                -------------------------------------------------------------------------------------------
                                         1997                          1996                              1995
                                ----------------------------   --------------------------      ----------------------------
                                                                               Percent
                                                 Percent                       of loans                       Percent
                                                of loans                       in each                        of loans
                                            in each category                 category to                  in each category
                                                to total                        total                         to total
                                Amount           loans         Amount           loans          Amount           loans
                                ------      ----------------   ------        ------------      ------      ----------------
                                                                    (Dollars in thousands)

Balance at year end
     applicable to:
Mortgage loans                   $  835            93.8%         $1,027           93.9%         $  897            91.6%
Consumer and other loans            490             6.2             220            6.1             135             8.4
                                 ------         -------          ------        -------          ------         -------

     Total                       $1,325           100.0%         $1,247          100.0%         $1,032           100.0%
                                 ======         =======          ======        =======          ======         =======



                                                    At December 31,
                                ---------------------------------------------------------
                                           1994                          1993
                                ---------------------------  ----------------------------

                                                Percent                       Percent
                                               of loans                      of loans
                                           in each category              in each category
                                                to total                    to total
                                                 loans                        loans
                                 Amount                       Amount
                                 ------                       ------


Balance at year end
     applicable to:
Mortgage loans                   $  809           92.1%        $  805           90.8%
Consumer and other loans            134            7.9            223            9.2
                                 ------        -------         ------        -------

     Total                       $  943          100.0%        $1,028          100.0%
                                 ======        =======         ======        =======



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

         The following table sets forth the composition of Camco's investment securities portfolio, except its stock in the FHLB of Cincinnati, and mortgage-backed securities at the dates indicated:

                                                                                          At December 31,
                                                ------------------------------------------------------------------------------------
                                                                    1997                                     1996
                                                ----------------------------------------   -----------------------------------------

                                                Amortized     % of       Fair     % of     Amortized    % of       Fair      % of
                                                  cost       Total      value     Total      cost      Total      value     Total
                                                 --------   ------      -----    ------      ----      -----      -----     -----
                                                                     (Dollars in thousands)

 Held to maturity:
   U.S. Government  agency obligations         $  17,075       57.5% $  17,095       57.1% $  21,367      54.2% $  21,312      54.0%
   Deposits in insured banks                          --         --         --         --        990       2.5        990       2.5
   Municipal bonds                                   414        1.4        441        1.5        477       1.2        510       1.3
   Mortgage-backed securities                      8,207       27.7      8,311       27.8     10,700      27.2     10,735      27.2
                                               ---------    -------  ---------    -------  ---------   -------  ---------   -------
                                                  25,696       86.6     25,847       86.4     33,534      85.1     33,547      85.0
Available for sale:
   U.S. Government agency obligations
                                                   2,511        8.4      2,519        8.4      3,523       8.9      3,543       9.0
   Corporate equity security                          77         .3        144         .5      1,623       4.1      1,631       4.1
   Mortgage-backed securities                        495        1.7        497        1.7        733       1.9        742       1.9
   Asset management funds                            900        3.0        895        3.0       --      --           --      --
                                               ---------    -------  ---------    -------  ---------   -------  ---------   -------
                                                   3,983       13.4      4,055       13.6      5,879      14.9      5,916      15.0
                                               ---------    -------  ---------    -------  ---------   -------  ---------   -------
       Total investments and mortgage-backed
            securities
                                               $  29,679      100.0% $  29,902      100.0% $  39,413     100.0% $  39,463     100.0%
                                               =========    =======  =========    =======  =========   =======  =========   =======



                                                            At December 31,
                                                ------------------------------------------
                                                                    1995
                                                ------------------------------------------

                                                Amortized      % of       Fair      % of
                                                 cost         Total       value     Total
                                                 --------    ------       -----    ------
                                                       (Dollars in thousands)

 Held to maturity:
   U.S. Government  agency obligations          $  19,147       63.4% $  18,980       63.0%
   Deposits in insured banks                        1,881        6.2      1,881        6.2
   Municipal bonds                                    136         .4        143         .5
   Mortgage-backed securities                       5,002       16.6      5,045       16.7
                                                ---------    -------  ---------    -------
                                                   26,166       86.6     26,049       86.4
Available for sale:
   U.S. Government agency obligations               2,999        9.9      3,045       10.1
   Corporate equity security                           82         .3         86         .3
   Mortgage-backed securities                         968        3.2        985        3.2
   Asset management funds                            --       --           --       --
                                                ---------    -------  ---------    -------
                                                    4,049       13.4      4,116       13.6
                                                ---------    -------  ---------    -------
       Total investments and mortgage-backed
            securities
                                              % $  30,215      100.0% $  30,165      100.0%
                                                =========    =======  =========    =======

         The following table presents the contractual maturities or terms to repricing of Camco's investment securities, except its stock in the FHLB of Cincinnati, corporate equity securities and asset management funds, and mortgage backed securities and the weighted average yields at December 31, 1997:

                                                                        At December 31, 1997
                                      ----------------------------------------------------------------------------------------------
                                                                                 After one                    After five
                                             One year or less                through five years           through ten years
                                      ---------------------------        -------------------------     -------------------------

                                       Amortized          Average        Amortized      Average        Amortized         Average
                                           cost            yield            cost         yield           cost             yield
                                           ----            -----            ----         -----           ----             -----

                                                                               (Dollars in thousands)

U.S. Government
   agency obligations                  $   6,500            5.50%        $   11,596         6.71%       $   1,490         6.72%
Municipal bonds                             --              --                  235         7.62              179         7.10
Mortgage-backed securities
                                             160            6.46              1,450         6.65              764         6.03
                                       ---------         -------         ----------         ----        ---------         ----
         Total                         $   6,660            5.52%        $   13,281         6.72%       $   2,433         6.58%
                                       =========         =======         ==========         ====        =========         ====


                                                                  At December 31, 1997
                                      ---------------------------------------------------------------------------
                                            After ten years                               Total
                                      --------------------------       ------------------------------------------
                                                                                                         Weighted
                                      Amortized         Average        Amortized          Fair            average
                                           cost          yield            cost           value             yield
                                           ----          -----            ----           -----             -----
                                                                (Dollars in thousands)

U.S. Government
   agency obligations                 $     --               -%         $19,586        $   19,614         6.31%
Municipal bonds                             --              --              414               441         7.39
Mortgage-backed securities
                                           6,328           7.39           8,702             8,808         7.13
                                      ----------        -------         -------        ----------         ----
         Total                        $    6,328           7.39%        $28,702        $   28,863         6.57%
                                      ==========        =======         =======        ==========         ====


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

         The following table sets forth the dollar amount of deposits in the various types of savings programs offered by the Banks at the dates indicated:

                                                                                         At December 31
                                                      ------------------------------------------------------------------------------
                                                                         1997                      1996                  1995
                                                      Weighted     -------------------     --------------------   ------------------
                                                       average              Percent of                 Percent              Percent
                                                      rate at                  total                   of total             of total
                                                      12/31/97     Amount    deposits      Amount      deposits   Amount    deposits
                                                      --------     ------   ----------     ------      --------   ------    --------
                                                                                 (Dollars in thousands)
Withdrawable accounts:
     Interest and non-interest bearing accounts          1.83%    $ 53,046       13.9%    $ 47,078       13.1%  $ 44,591       15.6%
     Money market demand accounts                        3.85       19,989        5.2       17,186        4.8     15,047        5.2
     Passbook and statement savings accounts             3.06       58,829       15.4       58,610       16.4     50,498       17.6
                                                      -------     --------    -------     --------    -------   --------    -------
         Total withdrawable accounts                     2.68      131,864       34.5      122,874       34.3    110,136       38.4

Certificates accounts:
     Term:
         Seven days to one year                          5.32       36,833        9.6       46,143       12.9     19,332        6.7
         One to two years                                5.92       88,167       23.1       66,674       18.6     54,336       19.0
         Two to eight years                              6.14       82,133       21.5       82,747       23.1     70,198       24.5
     Negotiated rate certificates                        5.87       23,386        6.1       21,786        6.1     21,446        7.5
Individual retirement accounts                           5.87       19,842        5.2       17,785        5.0     11,126        3.9
                                                      -------     --------    -------     --------    -------   --------    -------
     Total certificate accounts                          5.90      250,361       65.5      235,135       65.7    176,438       61.6
                                                      -------     --------    -------     --------    -------   --------    -------
Total deposits                                           4.79%    $382,225      100.0%    $358,009      100.0%  $286,574      100.0%
                                                      =======     ========    =======     ========    =======   ========    =======

         The following table presents the amount and contractual maturities of Camco's certificate accounts at December 31, 1997:

                                                                                         Amount Due
                                                 ---------------------------------------------------------------------------------
                                                   Up to                                                Over
                                                 one year         1-3 years        3-5 years          5 years              Total
                                                 --------         ---------        ---------          -------              -----
                                                                    (Dollars in thousands)
Amount maturing                                  $146,178           $93,126           $7,350           $3,707           $   250,361
                                                 ========           =======           ======           ======           ===========
Average rate                                         5.75%             5.95%            6.24%            6.65%                 5.90%
                                                 ========           =======           ======           ======           ===========


         The following table sets forth the amount and maturities of Camco's certificate accounts in excess of $100,000 at December 31, 1997:

          Maturity                            At December 31, 1997
          --------                            --------------------
                                                 (In thousands)

          Three months or less                         $ 9,418
          Over three to six months                       6,970
          Over six to twelve months                      9,177
          Over twelve months                            14,020
                                                       -------
                   Total                               $39,585
                                                       =======


         BORROWINGS. The twelve regional FHLBs function as central reserve banks, providing credit for their member institutions. As members in good standing of the FHLB of Cincinnati, the Banks are authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Advances are made pursuant to several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's regulatory capital or on the FHLB's assessment of the institution's creditworthiness. Under current regulations, a member institution must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender ("QTL") test. See "REGULATION - Federal Regulation -- Qualified Thrift Lender Test." If an institution meets the QTL test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an institution does not meet the QTL test, it will be eligible for such advances only to the extent it holds QTL test assets. At December 31, 1997, each of the Banks met the QTL test.

                  The following table sets forth the maximum amount of Camco's FHLB advances outstanding at any month end during the periods shown and the average aggregate balances of FHLB advances for such periods:

                                                                                               Year ended December 31,
                                                                                 ---------------------------------------------------
                                                                                   1997                   1996                1995
                                                                                   ----                   ----                ----
                                                                                                    (Dollars in thousands)

Maximum amount outstanding                                                       $80,319               $57,354              $32,205

Average amount outstanding                                                        65,777                35,678               27,940

Weighted average interest cost of FHLB
 advances based on month end balances
                                                                                    5.79%                 5.93%                6.37%


         The following table sets forth certain information with respect to Camco's FHLB advances at the dates indicated:

                                                                                                At December 31,
                                                                       -------------------------------------------------------------
                                                                            1997                      1996                    1995
                                                                            ----                      ----                    ----
                                                                                              (Dollars in thousands)

Amount outstanding                                                     $   80,319               $   57,354               $   26,078

Weighted average interest rate                                              6.26%                    5.87%                    6.31%


YIELDS EARNED AND RATES PAID

         The following table sets forth the weighted average yields earned on Camco's interest-earning assets, the weighted average interest rates paid on Camco's interest-bearing liabilities and the interest rate spread between the weighted average yields earned and rates paid by Camco at the dates indicated:

                                                                                                 At December 31,
                                                                               --------------------------------------------
                                                                                 1997               1996               1995
                                                                                ------             -----               ----
Weighted average yield on:
     Loan portfolio                                                              8.23%              8.23%              8.32%
     Investment portfolio (1)                                                    6.33               6.25               6.00
     Interest-earning assets (2)                                                 8.05               8.01               8.07
Weighted average rate paid on:
     Deposits                                                                    4.79               4.81               4.68
     FHLB advances                                                               6.26               5.87               6.31
     Interest-bearing liabilities                                                5.04               4.96               4.82
Interest rate spread (spread between weighted
     average rate on all interest-earning assets
     and all interest-bearing liabilities)                                       3.01               3.05               3.25

----------------------------
(1)     Interest on mortgage-backed securities included.
(2)     Earnings on FHLB stock and cash surrender value of  life insurance included.

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

                                                                                   Year ended December 31,
                                                      ------------------------------------------------------------------------
                                                                       1997                                   1996
                                                      ------------------------------------    --------------------------------

                                                         Average     Interest      Average      Average     Interest   Average
                                                      outstanding    earned/       yield/     outstanding    earned/    yield/
                                                        balance        paid         rate        balance       paid       rate

Interest-earning assets:
   Loans receivable (1)                                 $414,611    $ 34,267         8.26%      $319,730   $ 26,621      8.33%
   Mortgage-backed
       securities (2)                                     10,128         716         7.07          6,908        474      6.86
  Investment securities (2)                               25,099       1,595         6.35         23,833      1,448      6.08
   Interest-bearing deposits and other
       interest-earning assets                            14,069         995         7.07          9,359        717      7.66
                                                        --------    --------     --------       --------   --------     -----
              Total interest-earning assets             $463,907      37,573         8.10       $359,830     29,260      8.13
                                                        ========                                ========


Interest-bearing liabilities:
     Deposits                                           $370,438      17,212         4.65       $306,437     13,933      4.55
     FHLB advances and other borrowings                   65,777       3,810         5.79         35,678      2,113      5.93
                                                        --------    --------     --------       --------   --------     -----
              Total interest-bearing liabilities        $436,215      21,022         4.82       $342,115     16,046      4.69
                                                        ========    --------     --------       ========   --------     -----
Net interest income; interest rate spread                         $   16,551         3.28%                  $ 13,214     3.44%
                                                                  ==========     ========                   ========    =====
Net interest margin (3)                                                              3.57%                               3.67%
                                                                                 ========                               =====
Average interest-earning assets to average
     interest-bearing liabilities                                                   106.35%                             105.18%
                                                                                  ========                              ======


                                                                                     Year ended December 31
                                                                  ---------------------------------------------
                                                                                        1995
                                                                  ---------------------------------------------

                                                                      Average           Interest           Average
                                                                    outstanding          earned/            yield/
                                                                      balance             paid               rate

Interest-earning assets:
   Loans receivable (1)                                              $281,358           $ 22,939               8.15%
   Mortgage-backed
       securities (2)                                                   6,533                423               6.47
  Investment securities (2)                                            26,339              1,570               5.96
   Interest-bearing deposits and other interest-earning
       assets                                                           8,176                508               6.21
                                                                     --------           --------             ------
              Total interest-earning assets                          $322,406             25,440               7.89
                                                                     ========


Interest-bearing liabilities:
     Deposits                                                        $280,683             12,478               4.45
     FHLB advances and other borrowings                                27,940              1,779               6.37
                                                                     --------           --------             ------
              Total interest-bearing liabilities                     $308,623             14,257               4.62
                                                                     ========           --------             ------
Net interest income; interest rate spread                                               $ 11,183               3.27%
                                                                                        ========             ======
Net interest margin (3)                                                                                        3.47%
                                                                                                             ======
Average interest-earning assets to average interest-bearing
     liabilities                                                                                             104.47%
                                                                                                             ======

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

                                                                                     Year ended December 31,
                                                  ----------------------------------------------------------------------------------
                                                              1997 vs. 1996                               1996 vs. 1995
                                                  ----------------------------               ---------------------------------------
                                                    Increase (decrease) due to                  Increase (decrease) due to
                                                   ---------------------------               ----------------------------
                                                   Volume     Rate       Other      Total    Volume      Rate      Other     Total
                                                   ------     ----       -----      -----    ------      ----      -----     -----
                                                                                         (Dollars in thousands)
Interest income attributable to:
   Loans receivable (1)                           $ 8,125   $  (177)   $   (60)   $ 7,888   $ 3,142    $   518    $    73    $ 3,733
   Investment securities (2)                          438         9        (22)       425       (80)       173         (6)        87
                                                  -------   -------    -------    -------   -------    -------    -------    -------

       Total interest income                        8,563      (168)       (82)     8,313     3,062        691         67      3,820
                                                  -------   -------    -------    -------   -------    -------    -------    -------

Interest expense attributable to:
   Deposits                                         2,919       306         54      3,279     1,146        281         28      1,455
   FHLB advances and other
       borrowings                                   1,785       (50)       (38)     1,697       493       (123)       (36)       334
                                                  -------   -------    -------    -------   -------    -------    -------    -------

       Total interest expense                       4,704       256         16      4,976     1,639        158         (8)     1,789
                                                  -------   -------    -------    -------   -------    -------    -------    -------

Increase (decrease) in net
   interest income                                $ 3,859   $  (424)   $   (98)   $ 3,337   $ 1,423    $   533    $    75    $ 2,031
                                                  =======   =======    =======    =======   =======    =======    =======    =======

-------
(1)      Includes mortgage-backed securities.

(2)      Includes interest-bearing deposits and other.

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

         At December 31, 1997, Cambridge Savings and Marietta Savings each had a direct investment in the capital stock of CMC in the amount of $596,124. The principal business of CMC is originating first mortgage loans on residential real estate located primarily in Coshocton, Muskingum, Stark and Tuscarawas Counties, Ohio. Loans originated by CMC are generally sold to Cambridge Savings. CMC originated $73.0 million of mortgage loans in 1997, $72.6 million of which were sold to Cambridge Savings, compared to $45.3 million of mortgage loans in 1996, $45.0 million of which were sold to Cambridge Savings.

         Marietta Savings had a direct investment in the capital stock of WestMar in the amount of $271,440 at December 31, 1997. The principal business of WestMar is originating first mortgage loans on residential real estate located in Wood County, West Virginia. WestMar originated $8.6 million of mortgage loans in 1997, $7.0 million of which were sold to Marietta Savings, compared to $8.4 million of mortgage loans in 1996, $7.5 million of which were sold to Marietta Savings.

         At December 31, 1997, First Savings' investment in First S&L Corporation totaled $15,000. First S&L Corporation has not conducted any business other than the acquisition of stock in a data processing company.

EMPLOYEES

         As of December 31, 1997, Camco had 179 full-time employees and 15 part-time employees. Camco believes that relations with its employees are excellent. Camco offers health and disability benefits, a 401(k) salary savings plan and a contributory defined benefit pension plan, which Camco is in the process of terminating. None of the employees of Camco are represented by a collective bargaining unit.

YEAR 2000 CONSIDERATIONS

         The Banks' lending and deposit activities are almost entirely dependent upon computer systems which process and record transactions, although the Banks can effectively operate for brief periods when their electronic systems malfunction or cannot be accessed. In addition to its basic operating activities, the Banks' facilities and infrastructure, such as security systems and communications equipment, are dependent to varying degrees upon computer systems.

         Camco is aware of the potential year-2000 related problems that may affect the computers which control or operate the operating systems, facilities and infrastructure of Camco and the Banks. Camco and its subsidiaries have contacted the companies that supply or service each institution's computer-operated or -dependent systems to obtain confirmation that each such system that is material to the operations of the Company is either currently year-2000 compliant or is expected to be year-2000 compliant. With respect to systems that cannot presently be confirmed as year-2000 compliant, Camco will continue to work with the appropriate supplier or servicer to ensure that all such systems will be rendered compliant in a timely manner, with minimal expense to Camco or disruption of Camco's operations. If, by the end of 1998, any of Camco's suppliers or servicers is unable to certify year-2000 compliance with respect to any systems the failure of which would have a material adverse effect on the Camco's operations or financial condition. Camco would then have sufficient time to identify and contract with suppliers and servicers who are able to certify year-2000 compliance. The expense of such a change in suppliers or servicers is not expected to be material to Camco.

         In addition to possible expense related to its own systems, Camco and its subsidiaries could incur losses if loan payments are delayed due to year-2000 problems affecting any of the Banks' significant borrowers or impairing the payroll systems of large employers in the Banks' primary market areas. Because Camco's loan portfolio is diversified with regard to individual borrowers and types of businesses and the Camco's primary market area is not significantly dependent upon one employer or industry, Camco does not expect any significant or prolonged year-2000 related difficulties that will affect net earnings or financial condition. See "Loans to One Borrower Limits." At this time, however, the expense that may be incurred by the Company in connection with year-2000 issues cannot be determined. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Year 2000 Issue."

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

OHIO REGULATION

         As savings banks incorporated under Ohio law, Cambridge Savings and Marietta Savings are subject to regulation by the Division. Such regulation affects the internal organization of Cambridge Savings and Marietta Savings, as well as their savings, mortgage lending and other investment activities. Ohio law requires that Cambridge Savings and Marietta Savings each maintain at least 60% of their assets in housing-related and other specified investments. At December 31, 1997, Cambridge Savings and Marietta Savings had at least 60% of their respective assets in such investments. The ability of Ohio savings banks to engage in certain state-authorized investments is subject to oversight and approval by the FDIC. See "Federal Regulation - State Chartered Bank Activities."

         Ohio law generally limits the aggregate amount that a savings bank can lend to one borrower to an amount equal to 15% of the institution's unimpaired capital and surplus. Based on such limit, Cambridge Savings and Marietta Savings were able to lend approximately $2.3 million and $1.5 million, respectively, to one borrower at December 31, 1997. A savings bank may lend to one borrower an additional amount not to exceed 10% of the institution's unimpaired capital and surplus, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral."

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

         LIQUIDITY. OTS regulations require that each of First Federal and First Savings maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Federal regulations also require each association to maintain an average daily balance of short-term liquid assets of not less than 1% of the total of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet liquidity requirements. The average eligible liquidity of First Federal and First Savings, as computed under current regulations, was approximately $4.9 million, or 8.05%, and $6.0 million, or 7.63%, respectively, for the month of December 1997, and exceeded the applicable 4.0% liquidity requirement by approximately $2.5 million and $2.8 million, respectively.

         Cambridge Savings and Marietta Savings are not required to maintain a specific level of liquidity; however, the FDIC expects them to maintain adequate liquidity to protect safety and soundness.

         QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL test. Prior to September 30, 1996, the QTL test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans, and stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL test, effective September 30, 1996, pursuant to which a savings association will qualify as a

QTL thrift if at least 60% of the institution's assets (on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At December 31, 1997, each of the Banks met the QTL test.

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

         In January 1998, the OTS issued a proposal to amend the capital distribution limits. Under that proposal, an association owned by a holding company would still be required to provide either a notice or an application to the OTS, although under certain circumstances a savings association without a holding company having an examination rating of 1 or 2 could make a capital distribution without notice to the OTS, if it would remain adequately capitalized after the distribution is made.

         As subsidiaries of Camco, First Federal and First Savings are required to give the OTS 30-days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period.

         LENDING LIMITS. OTS regulations generally limit the aggregate amount that First Federal and First Savings can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's unimpaired capital and surplus, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 for any purpose. In applying these limits, the regulations require that loans to certain related borrowers be aggregated. At December 31, 1997, First Federal and First Savings were in compliance with these lending limits. See "Lending Activities - Federal Lending Limit."

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

         The following tables present certain information regarding compliance by the Banks with applicable regulatory capital requirements at December 31, 1997:

                                                                                 At December 31, 1997
                                               -------------------------------------------------------------------------------------
                                                                                                         To be "well-capitalized"
                                                                                   For capital           under prompt corrective
                                                        Actual                   adequacy purposes           action provisions
                                                        ------                   -----------------           -----------------
                                               Amount          Ratio          Amount         Ratio        Amount         Ratio
                                                                            (Dollars in thousands)
Cambridge Savings
Total capital
     (to risk-weighted assets)                $15,032           13.4%       $ 8,986           8.0%       $11,233           10.0%
Tier I Capital
     (to risk-weighted assets)                 14,582           13.0          4,493           4.0          6,740            6.0
Tier I Leverage                                14,582            6.9          8,437           4.0         10,547            5.0

Marietta Savings
Total capital
     (to risk-weighted assets)                 10,091           13.0          6,224           8.0          7,780           10.0
Tier I Capital
     (to risk-weighted assets)                  9,650           12.4          3,112           4.0          4,668            6.0
Tier I Leverage                                 9,650            7.9          4,897           4.0          6,122            5.0

First Federal
Tangible capital                                6,876            8.2          1,261           1.5          4,204            5.0
Core capital                                    6,876            8.2          2,523           3.0          5,045            6.0
Risk-based capital                              7,154           14.9          3,838           8.0          4,798           10.0

First Savings
Tangible capital                               13,248           13.4          1,483           1.5          4,944            5.0
Core capital                                   13,248           13.4          2,966           3.0          5,932            6.0
Risk-based capital                             13,382           24.4          4,389           8.0          5,486           10.0


         The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to that requirement, a savings association would have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio, as determined under the methodology established by the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of that excess exposure from its total capital when determining its level of risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio of greater than 12% will not be subject to this requirement. First Federal and First Savings currently qualify for such exception. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individual basis for any association to take into account risks due to concentrations of credit and non-traditional activities.

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

         The FDIC has an outstanding proposal to add a market risk component to the capital requirements of Non-member Banks. Such component would require additional capital for general or specific market risk of trading portfolios of debt and equity securities and other investments or assets. The policy will apply to an institution with less than $5 billion in assets only if its trading portfolio constitutes at least 10% of the institution's assets. Cambridge Savings and Marietta Savings cannot predict in what form this market risk component will be adopted, if at all. At December 31, 1997, Cambridge Savings and Marietta Savings did not have a trading portfolio. The FDIC may also require additional capital to address concentrations of credit and non-traditional activities on a case-by-case basis.

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

         An undercapitalized institution must submit a capital restoration plan to the applicable agency within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Banks' capital levels at December 31, 1997, met the standards for well-capitalized institutions.

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

         Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy savings associations were reduced significantly below the level paid by healthy savings associations effective in mid-1995. Assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in late 1995. Such excess equaled approximately $.23 per $100 in deposits beginning in 1996. This premium disparity had a negative competitive impact on the Banks and other institutions in the SAIF.

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

         The Banks had $277.3 million in deposits at March 31, 1995. The Banks paid a special assessment of $1.8 million in November 1996, which was accounted for and recorded as of September 30, 1996. This assessment is tax-deductible, but reduced earnings for the year ended December 31, 1996.

TRANSACTIONS WITH AFFILIATES AND INSIDERS

         Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. The Banks were in compliance with such restrictions at December 31, 1997.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate is any company or entity which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of a savings association and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or the subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. In addition to limits in Sections 23A and 23B, First Federal and First Savings may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate, except shares of a subsidiary. Exemptions from Sections 23A or 23B of the FRA may be granted only by the FRB. The Banks were in compliance with these requirements at December 31, 1997.

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

FEDERAL RESERVE REQUIREMENTS

         FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $47.8 million (subject to an exemption of up to $4.7 million), and of 10% of net transaction accounts in excess of $47.8 million. At December 31, 1997, each of the Banks was in compliance with its reserve requirements.

FEDERAL HOME LOAN BANK SYSTEM

         The FHLBs provide credit to their members in the form of advances. As members of the FHLB of Cincinnati, the Banks are each required to maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of their residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of their advances from the FHLB of Cincinnati. Camco is in compliance with this requirement with an aggregate investment by the Banks in FHLB of Cincinnati stock of $5.1 million at December 31, 1997.

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

FEDERAL TAXATION

         Camco and its subsidiaries are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, Camco and its subsidiaries may be subject to the alternative minimum tax which is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption.

Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

         Camco's average gross receipts for the three tax years ending on December 31, 1997, is approximately $34.3 million and as a result, Camco does not qualify as a small corporation exempt from the alternative minimum tax.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as the Banks, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or one of two reserve methods of
Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years prior to 1995, Camco generally used the percentage of taxable income method and was subject to certain limitations based on aggregate loans and savings account balances at the end of the calendar year.

         The Act eliminated the percentage of taxable income method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like Market, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of
(a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property. The Company has provided deferred taxes of approximately $589,000 and will be permitted to amortize the recapture of the bad debt reserve totaling $1.7 million over a six year period commencing in fiscal 1997.

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Banks to Camco is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Camco for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1997, the pre-1988 reserves of for the Banks for tax purposes totaled approximately $5.9 million. Camco believes the Banks had approximately $27.2 million of accumulated earnings and profits for tax purposes as of December 31, 1997, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether the Banks will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Camco have been audited or closed without audit through calendar year 1993. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Camco.

         OHIO TAXATION. Camco and East Ohio are subject to the Ohio corporation franchise tax, which, as applied to them, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth. For tax years beginning after December 31, 1998, the rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) .400% times taxable net worth.

         In computing its tax under the net worth method, Camco may exclude 100% of its investment in the capital stock of its subsidiaries, as reflected on the balance sheet of Camco in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of the subsidiaries. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, Camco may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

         A special litter tax is also applicable to all corporations, including Camco, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

         The Banks are "financial institutions" for State of Ohio tax purposes. As such, they are subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of their book net worth determined in accordance with generally accepted accounting principles. For tax year 1999, however, the franchise tax on financial institutions will be 1.4% of the book net worth and for tax year 2000 and years thereafter the tax will be 1.3% of the book net worth. As "financial institutions," the Banks are not subject to any tax based upon net income or net profits imposed by the State of Ohio.

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

ITEM 2.           PROPERTIES

                  The following table provides the location of, and certain other information pertaining to, Camco's office premises as of December 31, 1997:

                                        Year facility       Leased              Approximate
                                           commenced         or                   square              Net book
Office Location                           operations       owned                  footage             value (1)
---------------                           ----------       -----                  -------             ---------

FIRST FEDERAL

134 E. Court Street
Washington Ct. House, Ohio                    1963           Owned                 5,000           $  347,344

45 West Second Street
Chillicothe, Ohio                             1994           Leased (2)            1,200

200 N. Court Street
Circleville, Ohio                             1993           Leased (3)            1,300

135 North South Street
Wilmington, Ohio                              1992           Owned                   900               88,483

1050 Washington Ave
Washington Court House, Ohio                  1996           Owned                  2800              577,037

EAST OHIO

510 Grand Central Ave
Vienna, West Virginia                         1996           Leased (4)              670

MARIETTA SAVINGS

226 Third Street
Marietta, Ohio                                1976           Owned                10,361              630,970

1925 Washington Boulevard
Belpre, Ohio                                  1979           Owned                 2,357              152,775

                                                          Year facility       Leased              Approximate
                                                             commenced         or                   square              Net book
Office Location                                             operations       owned                  footage             value (1)
---------------                                             ----------       -----                  -------             ---------

CAMBRIDGE SAVINGS

814 Wheeling Avenue (5)
Cambridge, Ohio                                                 1963           Owned                27,000            1,057,915

327 E. 3rd Street
Uhrichsville, Ohio                                              1975           Owned                 1,650               94,922

175 N. 11th Street
Cambridge, Ohio                                                 1981           Owned                 1,350              193,091

209 Seneca Avenue
Byesville, Ohio                                                 1978           Leased (6)            1,200

FIRST SAVINGS

1640 Carter Avenue
Ashland, Kentucky                                               1961           Owned                 5,450              813,178

U.S. 60 - Summit
Ashland, Kentucky                                               1992           Owned                 2,500              729,687

Greenup Mall
Russell, Kentucky                                               1980           Owned                 1,100              102,964

191 Eastern Heights
Shopping Center
Huntington, West Virginia                                       1997           Leased                  900

CMC

1320 4th Street, N.W. (7)
New Philadelphia, Ohio                                          1985           Owned                   900              240,015

4328 Dressler Road
Canton, Ohio                                                    1992           Leased (8)            1,500

2359 Maple Avenue
Zanesville, Ohio                                                1993           Leased (9)            1,380

WESTMAR

510 Grand Central Avenue
Vienna, West Virginia                                           1991           Leased (10)           1,200

----------

(1)      Net book value amounts are for land, buildings and improvements.

(2)      The lease expires in 1999. First Federal has the option to renew the lease for one five-year term.

(3)      The lease expires in 1999.

(Footnotes continued on next page).

(4) The lease expires in 1998. East Ohio has the option to renew the lease for three one-year terms.

(5) The Wheeling Avenue facility also serves as the Camco office and the East Ohio-Cambridge office.

(6) The lease expires in 2000. Cambridge Savings has the option to renew the lease for three five-year terms.

(7) The 4th Street facility also serves as the East Ohio-New Philadelphia office.

(8)      The lease is currently on a month-to-month basis.

(9)      The lease expires in 1999.

(10) The lease expires in 1998. West Mar has the option to renew the lease for three one-year terms.

         Camco also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of Camco's investment in office premises and equipment totaled $1.9 million at December 31, 1997. See Note E of Notes to Consolidated Financial Statements for additional information.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS.

         At December 31, 1997, Camco had 3,216,666 shares of common stock outstanding and held of record by approximately 814 stockholders. The table below sets forth a range of high and low bid information known to Camco for the common stock of Camco, together with the respective dividends declared per share of common stock, for each quarter of 1995, 1996 and 1997. Bid information is based on Nasdaq National Market listings.

                                                                             Cash
                                                                           dividends
Year ended December 31, 1995 (1)             High           Low            declared
--------------------------------             ----           ---            --------
First Quarter                            $   13.29      $   11.58      $     0.0814
Second Quarter                               12.86          12.44            0.0858
Third Quarter                                16.70          12.86            0.0903
Fourth Quarter                               16.70          15.11            0.0948

                                                                               Cash
                                                                            dividends
Year ended December 31, 1996 (1)            High             Low            declared
--------------------------------            ----             ---            --------
First Quarter                            $   17.15      $   15.11       $     0.0993
Second Quarter                               18.28          15.91             0.1038
Third Quarter                                18.41          16.63             0.1093
Fourth Quarter                               17.81          14.73             0.1140


                                                                                                           Cash
                                                                                                         dividends
Year ended December 31, 1997 (1)                               High                  Low                 declared
--------------------------------                             --------             ---------             -----------
First Quarter                                                $   17.81            $   14.25              $   0.1188
Second Quarter                                                   17.81                16.56                  0.1235
Third Quarter                                                    22.75                17.75                  0.1300
Fourth Quarter                                                   27.00                22.25                  0.1350

---------------------

(1)      Amounts have been restated to give effect to 5% stock dividends in July of 1995, 1996 and 1997.

         In addition to certain federal income tax considerations, regulations of the OTS impose limitations on the payment of dividends and other capital distributions by savings associations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

           Since its incorporation in 1970, Camco has evolved into a full service provider of financial products to the communities served by its Banks. Utilizing a common marketing theme based on Camco's commitment to personalized customer service, Camco and its affiliates have grown from $22.4 million of consolidated assets in 1970 to $520.6 million of consolidated assets at December 31, 1997. Camco's rate of growth is largely attributable to its acquisitions of Marietta Savings, First Federal and First Savings and the continued expansion of product lines from the limited deposit and loan offerings which could be offered in the heavily regulated environment of the 1970s to the wider array of financial service products that were the previous domain of commercial banks. Additionally, Camco's operational growth has been enhanced by vertical integration of the residential lending function through establishing mortgage banking operations in the Banks' primary market areas and, to a lesser extent, by chartering a title insurance agency.

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

           Camco's profitability depends primarily on the level of net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on deposit accounts and borrowings. In recent years, Camco's net earnings have also been heavily influenced by the level of other income, including gains on sale of loans, loan servicing fees and other fees. Camco's operations are also influenced by the level of general, administrative and other expenses, including salaries and employee benefits, occupancy expense, federal deposit insurance premiums and federal income tax expense.

ASSET AND LIABILITY MANAGEMENT

           Net interest income, the difference between asset yields and the cost of interest-bearing liabilities, is the principal component of Camco's net earnings. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in the prevailing level of interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap", provides an indication of the extent to which a financial institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income, while a positive gap within shorter maturities would have the opposite effect.

           The Board of Directors of each of the Banks has implemented an asset and liability management strategy directed toward improving each Bank's interest rate sensitivity. The principal common elements of such strategies include (1) meeting the consumer preference for fixed-rate loans over the past several years by selling such loans in the secondary market, (2) maintaining higher levels of liquid assets, such as cash, short-term interest-bearing deposits and short-term investment securities, as a hedge against rising interest rates in the lower interest rate environments and (3) utilizing FHLB advances and longer term certificates of deposit as funding sources when available.

           The following table sets forth certain information regarding the amounts of various categories of assets and liabilities repricing within the periods indicated:

                                                                                                  December 31, 1997
                                                                          --------------------------------------------------------
                                                                          Within 1 year    1-5 years     Over 5 years        Total
                                                                          -------------    ---------     ------------        -----

                                                                                              (Dollars in thousands)
Interest-earning assets (1):
         Interest-bearing deposits in other banks                          $   6,304       $    --         $    --        $   6,304
         Investment securities (2)                                             6,500          11,831           1,669         20,000
         Mortgage-backed securities                                              160           1,450           7,092          8,702
         Loans receivable (3)                                                191,262         158,653         104,627        454,542
                                                                           ---------       ---------       ---------      ---------
            Total                                                            204,226         171,934         113,388        489,548
                                                                           ---------       ---------       ---------      ---------
Interest-bearing liabilities (1):
         Deposits                                                            278,042         100,476           3,707        382,225
         FHLB advances                                                        51,750          17,830          10,739         80,319
                                                                           ---------       ---------       ---------      ---------
            Total                                                            329,792         118,306          14,446        462,544
                                                                           ---------       ---------       ---------      ---------
Excess (deficiency) of interest sensitive assets over interest
    sensitive liabilities                                                  $(125,566)      $  53,628       $  98,942      $  27,004
                                                                           =========       =========       =========      =========
Cumulative excess (deficiency) of interest sensitive assets
    over interest sensitive liabilities                                    $(125,566)      $ (71,938)      $  27,004      $  27,004
                                                                           =========       =========       =========      =========
Cumulative interest rate sensitivity gap to total assets                      (24.12)%        (13.82)%          5.19%          5.19%
                                                                           =========       =========       =========      =========

---------

(1)      Interest-earning assets and interest-bearing liabilities are shown as repricing based on contractual terms to repricing, without consideration of loan prepayments or deposit decay assumptions.

(2)      Does not include corporate equity securities, asset management funds or FHLB stock.

(3)      Represents loans receivable totals before consideration of net items.


FINANCIAL CONDITION

           At December 31, 1997 Camco's consolidated assets totaled $520.6 million, an increase of $51.2 million, or 10.9%, over the December 31, 1996 total. The increase in the current year was primarily funded by deposit growth of $24.2 million, $23.0 million in advances from the FHLB, and undistributed net earnings of $3.9 million.

           Cash and interest-bearing deposits in other financial institutions totaled $17.9 million at December 31, 1997, an increase of $15,000 from December 31, 1996 levels. Management elected to maintain liquidity at essentially the same level in order to fund originations of higher-yielding loans.

           Investment securities and certificates of deposit in other financial institutions totaled $21.0 million at December 31, 1997, a decrease of $7.0 million, or 24.9%, from the total at December 31, 1996. During 1997, investment securities totaling $15.0 million were purchased, while maturities and sales amounted to $21.0 million. Management utilized the net proceeds from investment securities to partially fund growth in the loan portfolio.

           Mortgage-backed securities totaled $8.7 million at December 31, 1997, a decrease of $2.7 million from December 31, 1996, due primarily to principal repayments during the period. Loans receivable and loans held for sale increased by $57.6 million, or 14.8%, during the year ended December 31, 1997, to a total of $446.5 million. The increase was primarily attributable to record loan disbursements of $248.2 million, which were partially offset by principal repayments of $125.0 million and loan sales of $77.7 million. Loan origination volume during 1997 exceeded 1996 by $67.4 million, or 37.3%. The growth in loan originations during 1997 generally reflects the decline in long-term rates during the last half of the year.

           Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $1.8 million and $2.4 million at December 31, 1997 and 1996, respectively, constituting .41% and .61% of total net loans, including loans held for sale at those dates. The consolidated allowance for loan losses totaled $1.3 million and $1.2 million at December 31, 1997 and 1996, respectively, representing 72.9% and 52.5% of nonperforming loans at those dates. The provision for loan losses for the year ended December 31, 1997, is primarily attributable to the aforementioned growth in the loan portfolio during that period. Although management believes that its allowance for loan losses at December 31, 1997, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

           Deposits totaled $382.2 million at December 31, 1997, an increase of $24.2 million, or 6.8%, over December 31, 1996 levels. The increase resulted primarily from management's continuing efforts to achieve a moderate rate of growth through advertising and pricing strategies. Advances from the FHLB increased by $23.0 million, or 40.0%, to a total of $80.3 million at December 31, 1997. The proceeds from deposit growth and FHLB advances were primarily used to fund growth in the loan portfolio.

           The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At December 31, 1997, the Banks' regulatory capital exceeded all regulatory capital requirements. See Note J to the Consolidated Financial Statements.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

           GENERAL. Increases in the level of income and expenses during the year ended December 31, 1997, compared to 1996, are significantly influenced by the inclusion of the accounts of First Savings, which was acquired by Camco in October 1996 in a transaction accounted for using the purchase method of accounting. Accordingly, the statement of earnings for the year ended December 31, 1996, was not restated for the acquisition.

           Camco's net earnings for the year ended December 31, 1997, totaled $5.6 million, an increase of $2.6 million, or 86.7%, over the $3.0 million of net earnings reported in 1996. The increase in earnings is primarily attributable to an increase in net interest income of $3.3 million, an increase in other income of $244,000, and a decrease in general, administrative and other expense of $566,000, which were partially offset by an increase in the provision for losses on loans of $121,000 and an increase in the provision for federal income taxes of $1.4 million.

           NET INTEREST INCOME. Total interest income for the year ended December 31, 1997, increased by $8.3 million, or 28.4%, reflecting the effects of $104.1 million of growth in average interest-earning assets outstanding, partially offset by a decrease of three basis points in the yield year to year, from 8.13% in 1996 to 8.10% in 1997.

           Interest income on loans and mortgage-backed securities totaled $35.0 million for the year ended December 31, 1997, an increase of $7.9 million, or 29.1%, over the comparable 1996 period. The increase resulted primarily from a $98.1 million, or 30.0%, increase in the average portfolio balances outstanding year to year. Interest income on investments and interest-bearing deposits increased by $425,000, or 19.6%, due to an increase in average outstanding balances of $6.0 million. Interest expense on deposits increased by $3.3 million, or 23.5%, to a total of $17.2 million for the year ended December 31, 1997, due primarily to an increase of $64.0 million in the average balance of deposits outstanding. Interest expense on borrowings totaled $3.8 million for the year ended December 31, 1997, an increase of $1.7 million, or 80.3%, over 1996. The increase resulted primarily from a $30.1 million increase in the average balance of borrowings outstanding year to year.

           As a result of the foregoing changes in interest income and interest expense, net interest income increased by $3.3 million, or 25.3%, to a total of $16.6 million for the year ended December 31, 1997. The interest rate spread decreased to approximately 3.28% for the year ended December 31, 1997, from 3.44% for 1996, while the net interest margin decreased to approximately 3.57% in 1997, compared to 3.67% in 1996.

           PROVISION FOR LOSSES ON LOANS. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks' market areas, and other factors related to the collectibility of the Banks' loan portfolios. The provision for losses on loans totaled $232,000 for the year ended December 31, 1997, an increase of $121,000 over 1996. The current period provision generally reflects the loan portfolio growth.

           OTHER INCOME. Other income increased for the year ended December 31, 1997, by $244,000, or 6.8%, over 1996. The increase in other income is primarily attributable to a $342,000, or 27.2%, increase in gains on sale of loans, an increase of $227,000, or 19.8%, in late charges, rent and other, a $48,000, or 10.7%, increase in service charges and other fees on deposits and a $37,000 increase in gains on sales of real estate acquired through foreclosure, which were partially offset by a $410,000, or 54.7%, decrease in loan servicing fees. The increase in gains on sale of loans primarily reflects an increase in sales volume year to year. The increase in late charges, rent and other was primarily attributable to growth in loans and deposit accounts.

           GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense totaled $11.6 million for the year ended December 31, 1997, a decrease of $566,000, or 4.6%. The decrease is primarily attributable to the absence of a $1.8 million one-time charge recorded in 1996 as a result of legislation enacted to recapitalize the SAIF. Excluding the SAIF charge, general, administrative and other expense increased by approximately $1.2 million, or 11.5%. This increase in general, administrative and other expense is due primarily to a $479,000, or 9.6%, increase in employee compensation and benefits, a $253,000, or 21.6%, increase in office occupancy and equipment, a $466,000, or 19.4%, increase in other operating costs, a $111,000 increase in goodwill amortization and a $107,000, or 23.6% increase in data processing costs. As previously discussed, the 1997 consolidated statements of earnings include the accounts of First Savings. First Savings had approximately $1.7 million of general, administrative and other expense for the year ended December 31, 1997. The increase in occupancy and equipment is attributable to increased depreciation expense on office equipment and general repairs of office buildings. The increase in data processing, advertising and other operating costs generally reflects the effects of Camco's growth year to year.

           FEDERAL INCOME TAXES. The provision for federal income taxes totaled $2.9 million for the year ended December 31, 1997, an increase of $1.4 million, or 94.5%. This increase is attributable to a $4.0 million, or 89.3%, increase in pre-tax earnings. The effective tax rate amounted to 34.1% and 33.2% for the years ended December 31, 1997 and 1996, respectively.

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

           NET INTEREST INCOME. Total interest income for the year ended December 31, 1996, amounted to $29.3 million, an increase of $3.8 million, or 15.0%, over the $25.4 million recorded in 1995. Interest income on loans and mortgage-backed securities increased by $3.7 million, or 16.0%. The increase resulted primarily from a $38.7 million increase in the average portfolio balance outstanding, coupled with an 18 basis point increase in the average yield, from 8.11% in 1995, to 8.29% in 1996. Interest income on investment securities and interest-bearing deposits increased by $87,000, or 4.2%, to a total of $2.2 million in 1996. The increase was due primarily to a 50 basis point increase in yield, to 6.52% in 1996, which was partially offset by a $1.3 million decrease in the average outstanding balance. The decline in the average balance during 1996 reflects management's decision to redeploy excess liquidity to fund loan originations, thereby obtaining a more favorable yield.

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

           PROVISION FOR LOSSES ON LOANS. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks' market areas, and other factors related to the collectibility of the Banks' loan portfolio. As a result of such analysis, management recorded a provision for losses on loans totaling $111,000 for the year ended December 31, 1996, a decrease of $32,000, or 22.4%, from the $143,000 total recorded in 1995. The 1996 provision is primarily attributable to growth in the loan portfolio, coupled with an increase in nonperforming loans to $2.4 million at December 31, 1996, compared to $1.1 million at December 31, 1995.

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

           During 1996 legislation was enacted to recapitalize the SAIF which mandated payment of a special one-time assessment for all savings associations, including the Banks. The assessment was computed based upon the Banks' deposits as of March 31, 1995. The assessment rate was finalized at $.657 per every $100 of deposits, which resulted in a pre-tax charge to 1996 operations of approximately $1.8 million for deposits held by Cambridge Savings, First Federal and Marietta Savings. The recapitalization legislation reduced federal deposit insurance premiums from $.23 per $100 in deposits to approximately $.065 per $100 in deposits, effective January 1, 1997.

           Increases in general, administrative and other expenses during 1996 generally resulted from the effects of the Ashland Merger. From October 4, 1996 through the end of 1996, operating expenses reflect the increased size of Camco, as compared to the prior year. In addition to merger-related increases, employee compensation and benefits increased primarily from increased costs associated with retirement and other employee benefit plans, coupled with normal merit increases and an increase in staffing levels as a result of growth. The increase in occupancy and equipment resulted primarily from an increase in depreciation expense following the addition of a new branch location at First Federal and the construction costs related to the installation of automated teller machines ("ATMs") during 1996. The increase in franchise taxes resulted from the increase in stockholders' equity year to year. The increase in other operating expenses resulted primarily from increased costs of operations as a result of Camco's growth year to year.

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

YEAR 2000 ISSUE

           As with all providers of financial services, Camco's operations are heavily dependent on information technology systems. Camco is addressing the potential problems associated with the possibility that the computers that control or operate Camco's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. Camco is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

           As of the date of its Annual Report, Camco has not identified any specific expenses that are reasonably likely to be incurred by Camco in connection with this issue and does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that Camco is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make Camco's current systems, programs and equipment year 2000 compliant, Camco's net earnings and financial condition could be adversely affected.

           In addition to possible expense related to its own systems, Camco could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in Camco's primary market area. Because Camco's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and Camco's primary market area is not significantly dependent upon one employer or industry, Camco does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

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

           Camco attempts to maintain a stable retail deposit base which does not utilize brokered deposits. During the years ended December 31, 1997 and 1996, Camco maintained its deposit balance goals by offering competitive, but not excessive, interest rates on deposits.

           At December 31, 1997, the Banks had total outstanding loan commitments of $28.6 million, which included outstanding loan origination commitments, outstanding commitments to purchase loans, undisbursed loans in process of $10.1 million, and borrower's unused lines of credit of $12.9 million. Such commitments can be funded from current excess liquidity.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

           In June 1996, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

           SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management adopted SFAS No. 125 effective January 1, 1998, as required, without material effect on Camco's consolidated financial position or results of operations.

           In June 1997, the FASB issues SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

           SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on Camco's consolidated financial statements.

           In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on Camco's consolidated financial statements.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Camco Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Camco Financial Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camco Financial Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


Grant Thornton LLP



Cincinnati, Ohio
February 21, 1998

                 CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 December 31,
                       (In thousands, except share data)

                                   ASSETS                                                                  1997         1996

Cash and due from banks                                                                                  $ 11,576      $ 10,587
Interest-bearing deposits in other financial institutions                                                   6,304         7,278
                                                                                                         --------      --------
                  Cash and cash equivalents                                                                17,880        17,865

Certificates of deposit in other financial institutions                                                      --             990
Investment securities available for sale - at market                                                        3,558         5,174
Investment securities - at cost, approximate market value of $17,536
  and $21,822 as of December 31, 1997 and 1996                                                             17,489        21,844
Mortgage-backed securities available for sale - at market                                                     497           742
Mortgage-backed securities - at cost, approximate market value of
  $8,311 and $10,735 as of December 31, 1997 and 1996                                                       8,207        10,700
Loans held for sale - at lower of cost or market                                                            4,135           931
Loans receivable - net                                                                                    442,345       387,992
Office premises and equipment - net                                                                         7,632         6,811
Real estate acquired through foreclosure                                                                      691            53
Federal Home Loan Bank stock - at cost                                                                      5,060         3,942
Accrued interest receivable on loans                                                                        2,804         2,443
Accrued interest receivable on mortgage-backed securities                                                      52            69
Accrued interest receivable on investment securities and interest-bearing deposits                            349           499
Prepaid expenses and other assets                                                                             799           495
Cash surrender value of life insurance                                                                      5,482         4,880
Goodwill - net of accumulated amortization                                                                  3,552         3,701
Prepaid federal income taxes                                                                                   85           319
                                                                                                         --------      --------

                  Total assets                                                                           $520,617      $469,450
                                                                                                         ========      ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                                 $382,225      $358,009
Advances from the Federal Home Loan Bank                                                                   80,319        57,354
Advances by borrowers for taxes and insurance                                                               4,299         2,864
Accounts payable and accrued liabilities                                                                    2,790         4,490
Dividends payable                                                                                             491           368
Deferred federal income taxes                                                                               1,530         1,352
                                                                                                         --------      --------
                  Total liabilities                                                                       471,654       424,437

Commitments                                                                                                  --            --

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares; no shares outstanding                           --            --
  Common stock - $1 par value; authorized, 4,900,000 shares, 3,216,666 and
    3,062,893 shares  issued and outstanding at December 31, 1997 and 1996, respectively                    3,216         3,063
  Additional paid-in capital                                                                               24,475        21,917
  Retained earnings - substantially restricted                                                             21,224        20,005
  Unrealized gains on securities designated as available for sale, net of related tax effects                  48            28
                                                                                                         --------      --------
                  Total stockholders' equity                                                               48,963        45,013
                                                                                                         --------      --------

                  Total liabilities and stockholders' equity                                             $520,617      $469,450
                                                                                                         ========      ========



The accompanying notes are an integral part of these statements.

                 CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                        For the year ended December 31,
                       (In thousands, except share data)

                                                                                          1997             1996             1995
Interest income
  Loans                                                                               $    34,267      $    26,621       $    22,939
  Mortgage-backed securities                                                                  716              474               423
  Investment securities                                                                     1,595            1,448             1,570
  Interest-bearing deposits and other                                                         995              717               508
                                                                                      -----------      -----------       -----------
                  Total interest income                                                    37,573           29,260            25,440

Interest expense
  Deposits                                                                                 17,212           13,933            12,478
  Borrowings                                                                                3,810            2,113             1,779
                                                                                      -----------      -----------       -----------
                  Total interest expense                                                   21,022           16,046            14,257
                                                                                      -----------      -----------       -----------

                  Net interest income                                                      16,551           13,214            11,183

Provision for losses on loans                                                                 232              111               143
                                                                                      -----------      -----------       -----------

                  Net interest income after provision for losses on loans                  16,319           13,103            11,040

Other income
  Late charges, rent and other                                                              1,372            1,145               915
  Loan servicing fees                                                                         339              749               796
  Service charges and other fees on deposits                                                  495              447               448
  Gain on sale of loans                                                                     1,599            1,257             1,126
  Gain (loss) on sale of real estate acquired through  foreclosure                             35               (2)                8
                                                                                      -----------      -----------       -----------
                  Total other income                                                        3,840            3,596             3,293
                                                                                      -----------      -----------       -----------

General, administrative and other expense
  Employee compensation and benefits                                                        5,449            4,970             4,198
  Occupancy and equipment                                                                   1,423            1,170               902
  Federal deposit insurance premiums                                                          260            2,369               625
  Data processing                                                                             561              454               397
  Advertising                                                                                 489              388               406
  State franchise taxes                                                                       425              399               322
  Amortization of goodwill                                                                    149               38              --
  Other operating                                                                           2,868            2,402             1,925
                                                                                      -----------      -----------       -----------
                  Total general, administrative and other expense                          11,624           12,190             8,775
                                                                                      -----------      -----------       -----------

                  Earnings before federal income taxes                                      8,535            4,509             5,558

Federal income taxes
  Current                                                                                   2,757            1,214             1,794
  Deferred                                                                                    152              282               116
                                                                                      -----------      -----------       -----------
                  Total federal income taxes                                                2,909            1,496             1,910
                                                                                      -----------      -----------       -----------

                  NET EARNINGS                                                        $     5,626      $     3,013       $     3,648
                                                                                      ===========      ===========       ===========

                  BASIC EARNINGS PER SHARE                                            $      1.75      $      1.24       $      1.68
                                                                                      ===========      ===========       ===========

                  DILUTED EARNINGS PER SHARE                                          $      1.71      $      1.21       $      1.68
                                                                                      ===========      ===========       ===========

Basic weighted average common shares outstanding                                        3,215,615        2,428,902         2,172,309
                                                                                      ===========      ===========       ===========

Diluted weighted average common shares outstanding                                      3,295,314        2,482,787         2,175,420
                                                                                      ===========      ===========       ===========

The accompanying notes are an integral part of these statements.

                 CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


             For the years ended December 31, 1997, 1996 and 1995
                       (In thousands, except share data)

                                                                                            UNREALIZED
                                                                                        GAINS (LOSSES)
                                                                                         ON SECURITIES
                                                                             ADDITIONAL     DESIGNATED                        TOTAL
                                                                   COMMON       PAID-IN   AS AVAILABLE      RETAINED   STOCKHOLDERS'
                                                                    STOCK       CAPITAL      FOR SALE       EARNINGS         EQUITY

Balance at January 1, 1995                                       $  1,875      $  4,416      $    (16)      $ 18,466       $ 24,741

Stock options exercised                                                 2             8          --             --               10
Cash dividends declared - $.3523 per share                           --            --            --             (770)          (770)
Stock dividend (5%) including cash in lieu
  of fractional shares                                                 94         1,311          --           (1,408)            (3)
Net earnings                                                         --            --            --            3,648          3,648
Unrealized gains on securities designated as
  available for sale, net of related tax effects                     --            --              67           --               67
                                                                 --------      --------      --------       --------       --------

Balance at December 31, 1995                                        1,971         5,735            51         19,936         27,693

Stock options exercised                                                 6            23          --             --               29
Cash dividends declared - $.4264 per share                           --            --            --           (1,165)        (1,165)
Stock dividend (5%) including cash in lieu
  of fractional shares                                                 99         1,676          --           (1,779)            (4)
Issuance of shares in connection with
  acquisition                                                         987        14,483          --             --           15,470
Net earnings                                                         --            --            --            3,013          3,013
Unrealized losses on securities designated as
  available for sale, net of related tax effects                     --            --             (23)          --              (23)
                                                                 --------      --------      --------       --------       --------

Balance at December 31, 1996                                        3,063        21,917            28         20,005         45,013

Stock options exercised                                              --               1          --             --                1
Cash dividends declared - $.5073 per share                           --            --            --           (1,690)        (1,690)
Stock dividend (5%) including cash in lieu
  of fractional shares                                                153         2,557          --           (2,717)            (7)
Net earnings                                                         --            --            --            5,626          5,626
Unrealized gains on securities designated as
  available for sale, net of related tax effects                     --            --              20           --               20
                                                                 --------      --------      --------       --------       --------

Balance at December 31, 1997                                     $  3,216      $ 24,475      $     48       $ 21,224       $ 48,963
                                                                 ========      ========      ========       ========       ========





The accompanying notes are an integral part of these statements.

                 CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the year ended December 31,
                                (In thousands)

                                                                                                1997            1996           1995
Cash flows from operating activities:
  Net earnings for the year                                                                 $   5,626      $   3,013      $   3,648
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of goodwill                                                                      149             38           --
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                                             68             30            (13)
    Depreciation and amortization                                                                 672            492            461
    Amortization of purchase accounting adjustments                                               (39)           (10)          --
    Provision for losses on loans                                                                 232            111            143
    Amortization of deferred loan origination fees                                               (585)          (441)          (310)
    (Gain) loss on sale of real estate acquired through foreclosure                               (35)             2             (8)
    Federal Home Loan Bank stock dividends                                                       (321)          (225)          (177)
    Gain on sale of loans                                                                        (619)          (391)          (471)
    Loans originated for sale in the secondary market                                         (80,869)       (61,100)       (39,941)
    Proceeds from sale of mortgage loans in the secondary market                               78,284         62,078         39,362
    Increase (decrease) in cash, net of acquisition of First Ashland Financial
      Corporation in 1996, due to changes in:
      Accrued interest receivable on loans                                                       (361)          (297)          (418)
      Accrued interest receivable on mortgage-backed securities                                    17             32             28
      Accrued interest receivable on investments                                                  150            (95)           125
      Prepaid expenses and other assets                                                          (303)           255           (152)
      Accrued interest and other liabilities                                                   (1,577)         1,967           (411)
      Federal income taxes
        Current                                                                                   234           (158)           294
        Deferred                                                                                  152            282            116
                                                                                            ---------      ---------      ---------
                  Net cash provided by operating activities                                       875          5,583          2,276

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities                                            20,319         10,788          9,750
  Proceeds from sale of investment securities                                                     687            427           --
  Purchase of investment securities designated as available
    for sale                                                                                     (540)           (33)          --
  Purchase of investment securities designated as held to maturity                            (14,490)        (9,996)        (1,775)
  Principal repayments on mortgage-backed securities                                            2,711          1,244          1,061
  Loan disbursements                                                                         (167,354)      (119,738)       (97,464)
  Purchases of loans                                                                          (12,514)          --             --
  Principal repayments on loans                                                               124,976         87,317         67,390
  Purchase of office premises and equipment - net                                              (1,493)        (1,023)          (533)
  Proceeds from sale of real estate acquired through foreclosure                                  389            326             89
  Purchase of Federal Home Loan Bank stock                                                       (797)          (200)          (393)
  Additions to real estate acquired through foreclosure                                           (61)            (3)           (70)
  Net decrease in certificates of deposit in other financial institutions                         990            891          5,546
  Purchase of life insurance                                                                     (370)        (4,735)          --
  Net increase in cash surrender value of life insurance                                         (232)          (145)          --
  Purchase of First Ashland Financial Corporation stock - net                                    --            2,633           --
                                                                                            ---------      ---------      ---------
                  Net cash used in investing activities                                       (47,779)       (32,247)       (16,399)
                                                                                            ---------      ---------      ---------

                  Net cash used in operating and investing activities
                    (balance carried forward)                                                 (46,904)       (26,664)       (14,123)
                                                                                            ---------      ---------      ---------


                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        For the year ended December 31,
                                (In thousands)

                                                                                       1997                1996               1995

                  Net cash used in operating and investing activities
                    (balance brought forward)                                       $ (46,904)         $ (26,664)         $ (14,123)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                             24,216              2,603             19,713
  Proceeds from Federal Home Loan Bank advances
    and other borrowings                                                               61,330            110,115             70,400
  Repayment of Federal Home Loan Bank advances
    and other borrowings                                                              (38,366)           (80,326)           (70,833)
  Dividends paid on common stock                                                       (1,697)            (1,169)              (773)
  Proceeds from exercise of stock options                                                   1                 29                 10
  Increase (decrease) in advances by borrowers for
    taxes and insurance                                                                 1,435               (170)              (226)
                                                                                    ---------          ---------          ---------
                  Net cash provided by financing activities                            46,919             31,082             18,291
                                                                                    ---------          ---------          ---------

Net increase in cash and cash equivalents                                                  15              4,418              4,168

Cash and cash equivalents at beginning of year                                         17,865             13,447              9,279
                                                                                    ---------          ---------          ---------

Cash and cash equivalents at end of year                                            $  17,880          $  17,865          $  13,447
                                                                                    =========          =========          =========


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest on deposits and borrowings                                             $  21,043          $  15,735          $  14,003
                                                                                    =========          =========          =========

    Income taxes                                                                    $   2,352          $   1,489          $   1,684
                                                                                    =========          =========          =========

Supplemental disclosure of noncash investing activities:
  Transfers of mortgage loans to real estate acquired
    through foreclosure                                                             $     932          $      92          $      70
                                                                                    =========          =========          =========

  Issuance of mortgage loans upon sale of real
    estate acquired through foreclosure                                             $     222          $     283          $      42
                                                                                    =========          =========          =========

  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                                  $      20          $     (23)         $      67
                                                                                    =========          =========          =========

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 122                                                               $     980          $     866          $     655
                                                                                    =========          =========          =========

  Liabilities assumed and cash paid in acquisition of
    First Ashland Financial Corporation                                             $    --            $  84,467          $    --

  Less:  fair value of assets received                                                   --               80,728               --
                                                                                    ---------          ---------          ---------

  Amount assigned to goodwill                                                       $    --            $   3,739          $    --
                                                                                    =========          =========          =========


The accompanying notes are an integral part of these statements.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The business activities of Camco Financial Corporation (the "Corporation") have been limited primarily to holding the common shares of its wholly-owned subsidiaries: Cambridge Savings Bank ("Cambridge"), Marietta Savings Bank ("Marietta"), First Federal Savings Bank of Washington Court House ("First Federal"), First Federal Bank for Savings ("Ashland") (collectively hereinafter the "Banks") and East Ohio Land Title Agency, Inc., and two second tier subsidiaries, Camco Mortgage Corporation and WestMar Mortgage Company. Accordingly, the Corporation's results of operations are economically dependent upon the results of the Banks' operations. The Banks conduct a general banking business in eastern and central Ohio, northern West Virginia and northeastern Kentucky which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Banks' profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Banks can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.

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

        The following is a summary of the Corporation's significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements.

       1.  Principles of Consolidation
           ---------------------------

        The consolidated financial statements include the accounts of the Corporation and its wholly-owned and second tier subsidiaries. All significant intercompany balances and transactions have been eliminated.

        2.  Interest Rate Risk
            ------------------

        The earnings of the Corporation is primarily dependent upon net interest income, which is determined by 1) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and 2) the relative amounts of interest-earning assets and interest-bearing liabilities outstanding. The Corporation's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Corporation is vulnerable to an increase in interest

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        2.  Interest Rate Risk (continued)
            ------------------

        rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. At December 31, 1997, 1996 and 1995, the Corporation had net interest-earning assets of $493.1 million, $444.5 million and $328.0 million, with weighted average effective yields of 8.05%, 8.01% and 8.07% and net interest-bearing liabilities of approximately $462.5 million, $415.4 million and $312.7 million, with weighted average effective interest rates of 5.04%, 4.96% and 4.82%. To minimize the effect of adverse changes in interest rates on its results of operations, the Corporation has implemented an asset and liability management plan that emphasizes increasing the interest rate sensitivity and shortening the maturities of its interest-earning assets and extending the maturities of its interest-bearing liabilities. Although the Corporation has undertaken a variety of strategies to minimize its exposure to interest rate risk, its primary emphasis has been on the origination and purchase of adjustable rate loans.

        3.  Investment Securities and Mortgage-Backed Securities
            ----------------------------------------------------

        The Corporation accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments be categorized as held-to-maturity, trading, or available for sale. Securities classified as held-to-maturity are carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or stockholders' equity, respectively. Investment and mortgage-backed securities are classified as held-to-maturity or available for sale upon acquisition. At December 31, 1997 and 1996, the Corporation's stockholders' equity reflected net unrealized gains on securities designated as available for sale of $48,000 and $28,000, respectively. Realized gains and losses on sales of securities are recognized using the specific identification method.

        4.  Loans Receivable
            ----------------

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

                        December 31, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        4.  Loans Receivable (continued)
            ----------------

        Loans held for sale are carried at the lower of cost (less principal payments received) or fair value (market value), calculated on an aggregate basis. At December 31, 1997 and 1996, such loans were carried at cost, which approximated fair value.

        The Corporation accounts for mortgage servicing rights in accordance with SFAS No. 122 "Accounting for Mortgage Servicing Rights," which requires that the Corporation recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained is required to allocate some of the cost of the loans to the mortgage servicing rights.

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

        The Corporation recorded amortization related to mortgage servicing rights totaling approximately $497,000, $99,000 and $20,000 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, the fair value of the Corporation's mortgage servicing rights totaled approximately $1.9 million and $1.4 million, respectively.

        At December 31, 1997 and 1996, the Banks were servicing mortgage loans of approximately $300.1 million and $265.8 million, respectively, that have been sold to the Federal Home Loan Mortgage Corporation and other investors.

        5.  Loan Origination and Commitment Fees
            ------------------------------------

        The Corporation accounts for loan origination fees and costs in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Pursuant to the provisions of SFAS No. 91, all loan origination fees received, net of certain direct origination costs, are deferred on a loan-by-loan basis and amortized to interest income using the interest method, giving effect to actual loan prepayments. Additionally, SFAS No. 91 generally limits the definition of loan origination costs to the direct costs attributable to originating a loan, i.e., principally actual personnel costs.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        5.  Loan Origination and Commitment Fees (continued)
            -------------------------------------

        Fees received for loan commitments are deferred and amortized over the life of the related loan using the interest method.

        6.  Allowance for Loan Losses
            -------------------------

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

        The Corporation accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loans observable market price or fair value of the collateral.

        Under SFAS No. 114, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Corporation considers its investment in one- to four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Corporation's investment in multi-family and nonresidential loans, and its evaluation of any impairment thereon, such loans are collateral dependent and as a result are carried as a practical expedient at the lower of cost or fair value.

        It is the Corporation's policy to charge off unsecured credits that are more than ninety days delinquent. Similarly, collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

        At December 31, 1997 and 1996, the Corporation had no loans that would be defined as impaired under SFAS No. 114.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        7.  Real Estate Acquired Through Foreclosure
            ----------------------------------------

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

        8.  Office Premises and Equipment
            -----------------------------

        Depreciation of office premises and equipment is computed using the straight-line method over estimated useful lives of the assets, estimated to be ten to fifty years for buildings and improvements and three to twenty-five years for furniture, fixtures and equipment.

        9.  Goodwill
            --------

        Goodwill resulting from the acquisition of Ashland totaled approximately $3.7 million, and is being amortized over a twenty-five year period using the straight-line method. Management periodically evaluates the carrying value of intangible assets in relation to the continuing earnings capacity of the acquired assets and assumed liabilities.

        In 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The Corporation adopted SFAS No. 121 in 1996, as required, without material effect on consolidated financial condition or results of operations.

        10.  Federal Income Taxes
             --------------------

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

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        10.  Federal Income Taxes (continued)
             --------------------

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

        11.  Earnings Per Share and Dividends Per Share
             ------------------------------------------

        Effective December 31, 1997, the Corporation began presenting earnings per share pursuant to the provisions of SFAS No. 128, "Earnings Per Share." In accordance with the Statement, the 1996 and 1995 earnings per share presentation has been restated to conform to SFAS No. 128.

        Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the respective periods, adjusted to reflect a 5% stock dividend effected during the years ended December 31, 1997 and 1996.

        Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share gives effect to incremental shares from assumed stock option exercises totaling 79,699, 53,885, and 3,111 for the years ended December 31, 1997, 1996 and 1995, respectively.

        Dividends per share for the years ended December 31, 1997, 1996 and 1995, have also been adjusted to reflect the effect of the 5% stock dividends.

        12.  Fair Value of Financial Instruments
             -----------------------------------

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        12.  Fair Value of Financial Instruments (continued)
             -----------------------------------

        The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                CASH AND CASH EQUIVALENTS: The carrying amount reported in the consolidated statements of financial condition for cash and cash equivalents is deemed to approximate fair value. Certificates of Deposit in Other Financial Institutions: For certificates of deposit in other financial institutions, fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for such deposits with similar remaining maturities.

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

                FEDERAL HOME LOAN BANK STOCK: The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value.

                ACCRUED INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE: The carrying amount as reported in the consolidated statements of financial condition is deemed a reasonable estimate of fair value.

                DEPOSITS: The fair values of deposits with no stated maturity, such as money market demand deposits, savings and NOW accounts, are deemed equal to the amount payable on demand as of December 31, 1997 and 1996. The fair value of fixed-rate certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        12.  Fair Value of Financial Instruments (continued)
             -----------------------------------

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

                COMMITMENTS TO EXTEND CREDIT: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At December 31, 1997 and 1996, the difference between the fair value and notional amount of loan commitments was not material.

        Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments are as follows:

                                                                                                  DECEMBER 31,
                                                                                   1997                              1996
                                                                         CARRYING            FAIR          CARRYING            FAIR
                                                                           VALUE             VALUE           VALUE             VALUE
                                                                                                  (In thousands)
        Financial assets
  Cash and cash equivalents                                              $ 17,880         $ 17,880         $ 17,865         $ 17,865
  Certificates of deposit in other financial
     institutions                                                            --               --                990              990
  Investment securities                                                    21,047           21,094           27,018           26,996
  Mortgage-backed securities                                                8,704            8,808           11,442           11,477
  Loans receivable                                                        446,480          452,416          388,923          388,329
  Federal Home Loan Bank stock                                              5,060            5,060            3,942            3,942
  Accrued interest receivable                                               3,205            3,205            3,011            3,011
                                                                         --------         --------         --------         --------

                                                                         $502,376         $508,463         $453,191         $452,610
                                                                         ========         ========         ========         ========

Financial liabilities
  Deposits                                                               $382,225         $386,273         $358,009         $361,821
  Advances from the Federal Home Loan Bank                                 80,319           80,644           57,354           57,313
  Advances by borrowers for taxes and insurance                             4,299            4,299            2,864            2,864
                                                                         --------         --------         --------         --------

                                                                         $466,843         $471,216         $418,227         $421,998
                                                                         ========         ========         ========         ========


        13.  Cash and Cash Equivalents
             -------------------------

        Cash and cash equivalents consist of cash and due from banks and interest-bearing deposits in other financial institutions with original maturities of three months or less.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        14.  Advertising
             -----------

        Advertising costs are expensed when incurred.

        15.  Reclassifications
             -----------------

        Certain prior year amounts have been reclassified to conform to the 1997 consolidated financial statement presentation.


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

        The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investment securities at December 31, 1997 and 1996 are as follows:

                                                                                                        1997
                                                                                                 GROSS          GROSS    ESTIMATED
                                                                             AMORTIZED      UNREALIZED     UNREALIZED         FAIR
                                                                                  COST           GAINS         LOSSES        VALUE
                                                                                                    (In thousands)
HELD TO MATURITY:
  U.S. Government agency obligations                                            $17,075        $    52        $    32      $17,095
  Municipal bonds                                                                   414             27           --            441
                                                                                -------        -------        -------      -------
           Total investment securities held to maturity                          17,489             79             32       17,536
AVAILABLE FOR SALE:
  U.S. Government agency obligations                                              2,511              8           --          2,519
  Corporate equity securities                                                        77             67           --            144
  Asset management funds                                                            900           --                5          895
                                                                                -------        -------        -------      -------
           Total investments available for sale                                   3,488             75              5        3,558
                                                                                -------        -------        -------      -------

           Total investment securities                                          $20,977        $   154        $    37      $21,094
                                                                                =======        =======        =======      =======


                                                                                                       1996
                                                                                                GROSS         GROSS      ESTIMATED
                                                                             AMORTIZED     UNREALIZED    UNREALIZED           FAIR
                                                                                  COST          GAINS        LOSSES          VALUE
                                                                                                    (In thousands)
HELD TO MATURITY:
  U.S. Government agency obligations                                           $21,367        $    42       $    97        $21,312
  Municipal bonds                                                                  477             33          --              510
                                                                               -------        -------       -------        -------
           Total investment securities held to maturity                         21,844             75            97         21,822
AVAILABLE FOR SALE:
  U.S. Government agency obligations                                             3,523             23             3          3,543
  Corporate equity securities                                                    1,623             24            16          1,631
                                                                               -------        -------       -------        -------
           Total investments available for sale                                  5,146             47            19          5,174
                                                                               -------        -------       -------        -------

           Total investment securities                                         $26,990        $   122       $   116        $26,996
                                                                               =======        =======       =======        =======

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES
                 (continued)

       The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of mortgage-backed securities at December 31, 1997 and 1996, are as follows:

                                                                                                     1997
                                                                                              GROSS           GROSS        ESTIMATED
                                                                        AMORTIZED        UNREALIZED      UNREALIZED             FAIR
                                                                            COST              GAINS          LOSSES            VALUE
                                                                                                 (In thousands)
HELD TO MATURITY:
  FNMA                                                                     $4,335           $   76           $   17           $4,394
  FHLMC                                                                     3,645               29               17            3,657
  CMOs                                                                         24                1             --                 25
  GNMA                                                                        173               26             --                199
  Other                                                                        30                6             --                 36
                                                                           ------           ------           ------           ------
           Total mortgage-backed securities
             held to maturity                                               8,207              138               34            8,311
AVAILABLE FOR SALE:
  FHLMC                                                                       495                2             --                497
                                                                           ------           ------           ------           ------

Total mortgage-backed securities                                           $8,702           $  140           $   34           $8,808
                                                                           ======           ======           ======           ======


                                                                                                      1996
                                                                                             GROSS            GROSS        ESTIMATED
                                                                        AMORTIZED       UNREALIZED       UNREALIZED             FAIR
                                                                            COST             GAINS           LOSSES            VALUE
                                                                                                  (In thousands)

HELD TO MATURITY:
  FNMA                                                                    $ 4,352          $    19          $    48          $ 4,323
  FHLMC                                                                     2,906               69               18            2,957
  CMOs                                                                      3,142               49               30            3,161
  GNMA                                                                        195               15             --                210
  Other                                                                       105             --                 21               84
                                                                          -------          -------          -------          -------
           Total mortgage-backed securities
             held to maturity                                              10,700              152              117           10,735
AVAILABLE FOR SALE:
  FHLMC                                                                       733                9             --                742
                                                                          -------          -------          -------          -------

Total mortgage-backed securities                                          $11,433          $   161          $   117          $11,477
                                                                          =======          =======          =======          =======

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES
                 (continued)

The amortized cost and estimated fair value of investment and mortgage-backed securities at December 31, 1997 and 1996 (including securities designated as available for sale) by contractual term to maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                 1997                               1996
                                                                                       ESTIMATED                           ESTIMATED
                                                                     AMORTIZED              FAIR         AMORTIZED              FAIR
                                                                          COST             VALUE              COST             VALUE
                                                                                                 (In thousands)

Due in one year or less                                                $ 6,500           $ 6,488           $ 4,606           $ 4,586
Due after one year through five years                                   11,831            11,870            20,095            20,097
Due after five years through ten years                                   1,669             1,697               487               487
Due after ten years through fifteen years                                 --                --                 179               195
                                                                       -------           -------           -------           -------
           Total investment securities                                  20,000            20,055            25,367            25,365
Corporate equity securities                                                 77               144             1,623             1,631
Mortgage-backed securities - not
  due at a single maturity date                                          8,702             8,808            11,433            11,477
Asset management fund                                                      900               895              --                --
                                                                       -------           -------           -------           -------

           Total                                                       $29,679           $29,902           $38,423           $38,473
                                                                       =======           =======           =======           =======

        During 1997 and 1996, the Corporation sold investment securities designated as available for sale with a carrying value of $687,000 and $427,000, respectively.

        There were no sales of investment securities or mortgage-backed securities during the year ended December 31, 1995.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE C - LOANS RECEIVABLE

       Loans receivable at December 31 consist of the following:

                                                                                      1997                  1996
                                                                                               (In thousands)
       Conventional real estate loans:
  Existing residential properties                                                  $396,615               $340,606
  Nonresidential real estate                                                         11,294                 12,529
  Construction                                                                       14,505                 19,960
  Developed building lots                                                             1,870                  1,406
Education loans                                                                       2,224                  2,037
Consumer and other loans                                                             28,034                 22,244
                                                                                   --------               --------
                             Total                                                  454,542                398,782
Less:
  Undisbursed portion of loans in process                                            10,059                  8,867
  Unamortized yield adjustments                                                         813                    676
  Allowance for loan losses                                                           1,325                  1,247
                                                                                   --------               --------

                             Loans receivable - net                                $442,345               $387,992
                                                                                   ========               ========

As depicted above, the Corporation's lending efforts have historically focused on loans secured by existing residential properties, which comprise approximately $396.6 million, or 90%, of the total loan portfolio at December 31, 1997 and approximately $340.6 million, or 88%, of the total loan portfolio at December 31, 1996. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Corporation with adequate collateral coverage in the event of default. Nevertheless, the Corporation, as with any lending institution, is subject to the risk that residential real estate values could deteriorate in its primary lending areas of central and eastern Ohio, northern West Virginia, and northeastern Kentucky, thereby impairing collateral values. However, management is of the belief that residential real estate values in the Corporation's primary lending areas are presently stable.

The Banks, in the ordinary course of business, have granted loans to certain of their directors, executive officers, and their associates. Such loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans (excluding loans to any such individual which in the aggregate did not exceed $60,000) was less than 5% of stockholders' equity at December 31, 1997 and 1996.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE D - ALLOWANCE FOR LOAN LOSSES

       Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

                                                                              1997             1996            1995
                                                                                           (In thousands)

       Balance at beginning of year                                          $ 1,247          $ 1,032          $   943
       Provision for losses                                                      232              111              143
       Allowance resulting from acquisition                                     --                109             --
       Charge-offs, net of immaterial recoveries                                (154)              (5)             (54)
                                                                             -------          -------          -------

       Balance at end of year                                                $ 1,325          $ 1,247          $ 1,032
                                                                             =======          =======          =======

       Nonaccrual and nonperforming loans totaled approximately $1.8 million, $2.4 million and $1.1 million at December 31, 1997, 1996 and 1995, respectively. Interest income that would have been recognized had such nonaccrual loans performed pursuant to contractual terms totaled approximately $44,000, $90,000 and $24,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


NOTE E - OFFICE PREMISES AND EQUIPMENT

       Office premises and equipment at December 31 is summarized as follows:

                                                                                                 1997                 1996
                                                                                                       (In thousands)

          Land                                                                                 $ 1,308             $ 1,308
          Buildings and improvements                                                             6,553               5,783
          Furniture, fixtures and equipment                                                      4,426               3,728
                                                                                               -------             -------
                                                                                                12,287              10,819
          Less accumulated depreciation and amortization                                         4,655               4,008
                                                                                               -------             -------

                                                                                               $ 7,632             $ 6,811
                                                                                               =======             =======

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE F - DEPOSITS

       Deposit balances by type and weighted-average interest rate at December 31, 1997 and 1996, are summarized as follows:

                                                                                   1997                         1996
                                                                          AMOUNT           RATE        AMOUNT           RATE
                                                                                          (Dollars in thousands)

          NOW accounts                                                  $ 53,046           1.83%     $ 47,078           1.93%
          Money market demand accounts                                    19,989           3.85        17,186           3.64
          Passbook and statement savings accounts                         58,829           3.06        58,610           3.01
                                                                        --------           ----      --------           ----
                     Total withdrawable accounts                         131,864           2.68       122,874           2.68
          Money market certificates:
            Seven days to one year                                        36,833           5.32        46,143           5.59
            One to two years                                              88,167           5.92        66,674           5.77
            Two to eight years                                            82,133           6.14        82,747           6.31
          Negotiated rate certificates                                    23,386           5.87        21,786           5.69
          Individual retirement accounts                                  19,842           5.87        17,785           5.90
                                                                        --------           ----      --------           ----
                     Total certificate accounts                          250,361           5.90       235,135           5.93
                                                                        --------           ----      --------           ----

          Total deposits                                                $382,225           4.79%     $358,009           4.81%
                                                                        ========           ====      ========           ====

       At December 31, 1997 and 1996, the Corporation had certificates of deposit accounts with balances in excess of $100,000 totaling $39.6 million and $37.9 million, respectively.

       Interest expense on deposits is summarized as follows for the years ended December 31:

                                                                               1997               1996               1995
                                                                                             (In thousands)

          Certificate of deposit accounts                                    $13,834            $10,974            $ 9,592
          NOW accounts and money
            market demand accounts                                             1,710              1,498              1,450
          Passbook and statement savings
            accounts                                                           1,668              1,461              1,436
                                                                             -------            -------            -------

                                                                             $17,212            $13,933            $12,478
                                                                             =======            =======            =======

       The contractual maturities of outstanding certificates of deposit are summarized as follows at December 31:

                                                                  1997                    1996
       YEAR ENDING DECEMBER 31:                                         (In thousands)

                  1997                                        $       -                 $145,780
                  1998                                           146,178                  53,565
                  1999                                            72,375                  23,290
                  2000                                            20,751                   6,183
                  2001                                             4,398                   6,317
                  After 2001                                       6,659                      -
                                                               ---------                  -----

       Total certificate of deposit accounts                    $250,361                $235,135
                                                                 =======                 =======

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE F - DEPOSITS (continued)

       At December 31, 1997 and 1996, public savings deposits were collateralized by investment securities and interest-bearing deposits in other banks totaling $16.9 million and $22.2 million, respectively.


NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

       Advances from the Federal Home Loan Bank, collateralized at December 31, 1997 and 1996, by pledges of certain residential mortgage loans totaling $120.5 million and $86.0 million, respectively, as well as the Federal Home Loan Bank stock of the respective Bank subsidiaries, are summarized as follows:

                               MATURING FISCAL
       INTEREST RATE           YEAR ENDING IN            1997                    1996
                                                                             (In thousands)

       5.36% - 7.75%                 1997             $     -                  $34,500
       4.95% - 6.90%                 1998               51,750                  11,750
       5.75% - 6.25%                 1999               12,830                   4,462
       5.38% - 6.10%                 2000                4,000                     750
       6.17% - 6.35%                 2001                1,000                     148
       4.25% - 6.71%           Thereafter               10,739                   5,744
                                                        ------                 -------

                                                       $80,319                 $57,354
                                                       =======                 =======

                    Weighted average rate                6.26%                    5.87%
                                                         ====                     ====


NOTE H - FEDERAL INCOME TAXES

       A reconciliation of the effective tax rate for the years ended December 31, 1997, 1996 and 1995, respectively, and the federal statutory rate in each of these years of 34%, computed by applying the statutory federal corporate tax rate to income before taxes, are summarized as follows at December 31:

                                                                                  1997              1996             1995
                                                                                             (In thousands)

          Expected federal tax at statutory rate                                $ 2,902          $ 1,533           $ 1,890
          Other                                                                       7              (37)               20
                                                                                -------          -------           -------
          Tax provision per consolidated financial
            statements                                                          $ 2,909          $ 1,496           $ 1,910
                                                                                =======          =======           =======

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE H - FEDERAL INCOME TAXES (continued)

       The components of the Corporation's net deferred tax liability as of December 31, 1997 and 1996, are summarized as follows:

                                                                                                1997                 1996
                                                                                                     (In thousands)
       Deferred tax liabilities:
            Deferred loan origination fees                                                   $   (31)             $   (19)
            FHLB stock dividends                                                                (628)                (520)
            Percentage of earnings bad debt deduction                                           (589)                (589)
            Retirement expense                                                                   (43)                 (17)
            Mortgage servicing rights                                                           (647)                (482)
            Other liabilities                                                                   (172)                (205)
                                                                                             -------              -------
                     Total deferred tax liabilities                                           (2,110)              (1,832)

          Deferred tax assets:
            General loan loss allowance                                                          457                  376
            Other assets                                                                         123                  104
                                                                                             -------              -------
                     Total deferred tax assets                                                   580                  480
                                                                                             -------              -------

                     Net deferred tax liability                                              $(1,530)             $(1,352)
                                                                                             =======              =======

        The Banks were allowed a special bad debt deduction generally limited to 8% of otherwise taxable income, subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualify as deductions for federal income taxes are later used for purposes other than for bad debt losses, including distributions in liquidations, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The percentage of earnings bad debt deduction had accumulated to approximately $7.6 million as of December 31, 1997. The amount of the unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $2.0 million at December 31, 1997. See Note P for additional information regarding future percentage of earnings bad debt deductions.


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

                        December 31, 1997, 1996 and 1995


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

       At December 31, 1997 and 1996, the Banks had outstanding commitments to originate or purchase fixed rate loans of approximately $2.6 million and $1.4 million, respectively, and adjustable rate loans of approximately $3.1 million and $4.4 million, respectively. Additionally, the Banks had unused lines of credit under home equity and other loans of $12.9 million at December 31, 1997. Management believes that all loan commitments are able to be funded through cash flow from operations and existing excess liquidity. Fees received in connection with these commitments have not been recognized in earnings.

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


NOTE J - REGULATORY CAPITAL

       Cambridge and Marietta are subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). First Federal and Ashland are subject to minimum regulatory capital standards promulgated by the Office of Thrift Supervision (the "OTS"). Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on each of the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       During the calendar year, each of the Banks were notified from their respective regulators that the Banks were categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" the Banks' must maintain minimum capital ratios as set forth in the tables that follow.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE J - REGULATORY CAPITAL (continued)

        The FDIC has adopted risk-based capital ratio guidelines to which Cambridge and Marietta are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighting categories, with higher levels of capital being required for the categories perceived as representing greater risk.

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

        As of December 31, 1997 and 1996, management believes that Cambridge and Marietta met all capital adequacy requirements to which the Banks are subject.

        CAMBRIDGE                                                             AS OF DECEMBER 31, 1997
                                                                                                               TO BE "WELL-
                                                                                                            CAPITALIZED" UNDER
                                                                                  FOR CAPITAL               PROMPT CORRECTIVE
                                                         ACTUAL                ADEQUACY PURPOSES            ACTION PROVISIONS
                                                  -------------------        ---------------------         ---------------------
                                                   AMOUNT       RATIO         AMOUNT         RATIO         AMOUNT        RATIO
                                                                             (Dollars in thousands)

        Total capital
          (to risk-weighted assets)               $15,032       13.4%        *$8,986         *8.0%        *$11,233       *10.0%

        Tier I capital
          (to risk-weighed assets)                $14,582       13.0%        *$4,493         *4.0%        *$ 6,740      *  6.0%

        Tier I leverage                           $14,582        6.9%        *$8,437         *4.0%        *$10,547      *  5.0%

* greater than or equal to

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE J - REGULATORY CAPITAL (continued)

                                                                                  AS OF DECEMBER 31, 1996
                                                                                                            TO BE "WELL-
                                                                                                          CAPITALIZED" UNDER
                                                                              FOR CAPITAL                 PROMPT CORRECTIVE
                                                 ACTUAL                   ADEQUACY PURPOSES               ACTION PROVISIONS
                                                 ------                   --------------------            -----------------
                                          AMOUNT         RATIO            AMOUNT         RATIO             AMOUNT      RATIO
                                                                         (Dollars in thousands)

        Total capital
          (to risk-weighted assets)      $13,176         13.4%         *$7,840         *8.0%          *$9,800         *10.0%

        Tier I capital
          (to risk-weighed assets)       $12,786         13.0%         *$3,920         *4.0%          *$5,880         * 6.0%

        Tier I leverage                  $12,786          7.2%         *$7,087         *4.0%          *$8,859         * 5.0%



        MARIETTA                                                            AS OF DECEMBER 31, 1997
                                                                                                              TO BE "WELL-
                                                                                                          CAPITALIZED" UNDER
                                                                              FOR CAPITAL                  PROMPT CORRECTIVE
                                                 ACTUAL                    ADEQUACY PURPOSES               ACTION PROVISIONS
                                                 ------                    -----------------              ------------------
                                          AMOUNT         RATIO          AMOUNT         RATIO          AMOUNT         RATIO
                                                                         (Dollars in thousands)

        Total capital
          (to risk-weighted assets)      $10,091         13.0%         *$6,224         *8.0%          *$7,780         *10.0%

        Tier I capital
          (to risk-weighed assets)      $  9,650         12.4%         *$3,112         *4.0%          *$4,668         * 6.0%

        Tier I leverage                 $  9,650          7.9%         *$4,897         *4.0%          *$6,122         * 5.0%


                                                                            AS OF DECEMBER 31, 1996
                                                                                                              TO BE "WELL-
                                                                                                          CAPITALIZED" UNDER
                                                                                FOR CAPITAL               PROMPT CORRECTIVE
                                                   ACTUAL                  ADEQUACY PURPOSES               ACTION PROVISIONS
                                                   ------                  -----------------               -----------------
                                          AMOUNT         RATIO           AMOUNT         RATIO          AMOUNT         RATIO
                                                                        (Dollars in thousands)

        Total capital
          (to risk-weighted assets)       $8,726         12.3%         *$5,654         *8.0%          *$7,067         *10.0%

        Tier I capital
          (to risk-weighed assets)        $8,354         11.8%         *$2,827         *4.0%          *$4,240         * 6.0%

        Tier I leverage                   $8,354          7.3%         *$4,547         *4.0%          *$5,684         * 5.0%

* greater than or equal to

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE J - REGULATORY CAPITAL (continued)

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

        As of December 31, 1997 and 1996, management believes that First Federal and Ashland met all capital adequacy requirements to which the Banks are subject.

        FIRST FEDERAL                                  AS OF DECEMBER 31, 1997
                                                                                    TO BE "WELL-
                                                                                 CAPITALIZED" UNDER
                                                           FOR CAPITAL            PROMPT CORRECTIVE
                                     ACTUAL            ADEQUACY PURPOSES          ACTION PROVISIONS
                               ------------------      -----------------        ---------------------
                               AMOUNT       RATIO      AMOUNT      RATIO         AMOUNT         RATIO
                                                      (Dollars in thousands)

        Tangible capital       $6,876        8.2%       *$1,261      *1.5%       *$4,204        * 5.0%
        Core capital           $6,876        8.2%       *$2,253      *3.0%       *$5,045        * 6.0%

        Risk-based capital     $7,154       14.9%       *$3,838      *8.0%       *$4,798        *10.0%

                                                     AS OF DECEMBER 31, 1996
                                                                                   TO BE "WELL-
                                                                                 CAPITALIZED" UNDER
                                                           FOR CAPITAL           PROMPT CORRECTIVE
                                     ACTUAL            ADEQUACY PURPOSES         ACTION PROVISIONS
                               ------------------      -----------------        --------------------
                               AMOUNT       RATIO      AMOUNT      RATIO         AMOUNT         RATIO
                                                      (Dollars in thousands)
        Tangible capital       $6,232         7.2%       *$1,300      *1.5%       *$4,334       * 5.0%

        Core capital           $6,232         7.2%       *$2,601      *3.0%       *$5,201       * 6.0%

        Risk-based capital     $6,482        13.7%       *$3,788      *8.0%       *$4,735       *10.0%


* greater than or equal to

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995

NOTE J - REGULATORY CAPITAL REQUIREMENTS (continued)

        ASHLAND                                     AS OF DECEMBER 31, 1997
                                                                                   TO BE "WELL-
                                                                                 CAPITALIZED" UNDER
                                                           FOR CAPITAL           PROMPT CORRECTIVE
                                     ACTUAL            ADEQUACY PURPOSES         ACTION PROVISIONS
                               ------------------      -----------------        --------------------
                               AMOUNT       RATIO      AMOUNT      RATIO         AMOUNT        RATIO
                                                      (Dollars in thousands)

        Tangible capital       $13,248         13.4%     *$1,483      *1.5%       *$4,944       * 5.0%

        Core capital           $13,248         13.4%     *$2,966      *3.0%       *$5,932       * 6.0%

        Risk-based capital     $13,382         24.4%     *$4,389      *8.0%       *$5,486       *10.0%

                                                     AS OF DECEMBER 31, 1996
                                                                                   TO BE "WELL-
                                                                                 CAPITALIZED" UNDER
                                                           FOR CAPITAL           PROMPT CORRECTIVE
                                     ACTUAL            ADEQUACY PURPOSES         ACTION PROVISIONS
                               ------------------      -----------------        --------------------
                               AMOUNT       RATIO      AMOUNT      RATIO         AMOUNT        RATIO
                                                      (Dollars in thousands)
        Tangible capital       $12,709       14.7%       *$1,299       *1.5%      *$4,330       * 5.0%

        Core capital           $12,709       14.7%       *$2,598       *3.0%      *$5,196       * 6.0%

        Risk-based capital     $12,802       27.8%       *$3,680       *8.0%      *$4,601       *10.0%

* greater than or equal to

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

         Regulations of the OTS impose limitations on the payment of dividends and other capital distributions by savings associations. Under such regulations, a savings association that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirement is generally permitted without OTS approval

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE J - REGULATORY CAPITAL REQUIREMENTS (continued)

         (but subsequent to 30 days prior notice to the OTS of the planned dividend) to make capital distributions during a calendar year in the amount of (i) up to 100% of its net earnings to date during the year plus an amount equal to one-half of the amount by which its total capital to assets ratio exceeded its fully phased-in capital to assets ratio at the beginning of the year (ii) or 75% of its net earnings for the most recent four quarters. Pursuant to such OTS dividend regulations, Ashland and First Federal had the ability to pay dividends of approximately $4.3 million to Camco Financial Corporation at December 31, 1997.


NOTE K - BENEFIT PLANS

         The Corporation had a non-contributory defined benefit pension plan (the "Plan") covering all eligible employees. The Corporation terminated the Plan during 1997 upon receipt of appropriate regulatory approvals. The Plan's benefit formula was the projected unit credit formula which encompassed future salary levels and participants' years of service.

         Net pension costs includes the following components for the years ended December 31:

                                                                 1996       1995
                                                                 (In thousands)

         Service cost - benefits earned during year             $ 232      $ 185
         Interest cost on projected benefit obligation            180        158
         Gain on plan assets                                      (69)      (139)
         Net amortization, deferral and other                     (40)        65
                                                                -----      -----

         Net pension cost                                       $ 303      $ 269
                                                                =====      =====

         The following table sets forth the Plan's funded status and amounts recognized in the consolidated statement of financial condition at December 31, 1996:

                                                                          (In thousands)
         Actuarial present value of benefit obligation:
           Vested benefit obligation                                      $1,605
           Accumulated benefit obligation                                 $1,605
         Plan assets at fair value                                        $2,279
         Actuarial present value of projected benefit
           obligation for services rendered to date                        1,605
                                                                          ------
         Plan assets greater than projected benefit obligation               674
         Unrecognized net gain                                               580
         Unrecognized transition liability, net of amortization                2
         Other                                                                 1
                                                                          ------
         Prepaid pension cost (included in prepaid expenses
           and other assets)                                              $   97
                                                                          ======

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE K - BENEFIT PLANS (continued)

         Assumptions for the plan valuations include:

                                                                     YEAR ENDED
                                                                     DECEMBER 31,
                                                                   1996         1995

         Weighted average discount rate                            7.71%        6.00%
         Annual rate of increase in compensation levels             N/A         4.50%
         Expected long-term rate of return on assets               8.00%        8.00%

         Coincident with the termination of the plan, the Corporation undertook a retirement plan which provides benefits to certain key officers. The Corporation's obligations under the plan have been provided for via the purchase of single premium key man life insurance of which the Corporation is the beneficiary. The Corporation recorded expense related to the plan totaling approximately $66,000 and $37,000 during the years ended December 31, 1997 and 1996, respectively.


         The Corporation also has a 401(k) Salary Savings Plan covering substantially all employees. Total expense under this plan was $140,000, $93,000 and $62,000 for the years ended December 31, 1997,
         1996 and 1995, respectively.


NOTE L - STOCK OPTION PLANS

         Stockholders of the Corporation have approved three stock option plans. Under the 1972 Plan, 161,416 common shares were reserved for issuance to officers, directors, and key employees of the Corporation and its subsidiaries. The 1982 Plan reserved 73,539 common shares for issuance to employees of the Corporation and its subsidiaries. At December 31, 1997, all of the stock options under the 1972 and 1982 Plans had been granted and were subject to exercise at the discretion of the grantees through 2002. Under the 1995 Plan, 102,532 shares were reserved for issuance. During 1995, options to purchase 77,175 shares under the 1995 Plan were awarded to officers, directors, and key employees at $15.34 per share, the common stock's adjusted fair value on the grant date, and were subject to exercise at the discretion of the grantees through 2005. At December 31, 1997, no options under the 1995 Plan have been exercised. The foregoing number of shares under option have been adjusted to reflect the 5% stock dividends effected during the years ended December 31, 1997, 1996 and 1995.

         Additionally, in connection with the acquisition of First Ashland Financial Corporation ("First Ashland"), the stock options of First Ashland were converted into options to purchase 166,115 shares of the Corporation's stock at an exercise price of $11.63 per share which expire in 2005.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE L - STOCK OPTION PLANS (continued)

         In 1996, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair-value based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair-value based method of accounting defined in SFAS No. 123 had been applied.

         The Corporation utilizes APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       1997        1996        1995
                                                     (In thousands, except share data)

        Net earnings         As reported             $5,626       3,013       $3,648
                                                      =====       =====        =====

                               Pro-forma             $5,626       3,013       $3,491
                                                      =====       =====        =====

        Earnings per share
          Basic              As reported              $1.75       $1.24        $1.68
                                                       ====        ====         ====

                               Pro-forma              $1.75       $1.24        $1.61
                                                       ====        ====         ====

          Diluted            As reported              $1.71       $1.21        $1.68
                                                       ====        ====         ====

                               Pro-forma              $1.71       $1.21        $1.60
                                                       ====        ====         ====

         The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1995: dividend yield of 2.04%, expected volatility of 10.0%, a risk-free interest rate of 5.5% and expected lives of seven years.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE L - STOCK OPTION PLANS (continued)

         A summary of the status of the Corporation's stock option plan as of December 31, 1997, 1996 and 1995, and changes during the periods ending on those dates is presented below:

                                                     1997                             1996                      1995
                                                          WEIGHTED-                      WEIGHTED-                   WEIGHTED-
                                                            AVERAGE                        AVERAGE                     AVERAGE
                                                           EXERCISE                       EXERCISE                    EXERCISE
                                               SHARES         PRICE           SHARES        PRICE        SHARES          PRICE

        Outstanding at beginning of year      234,443        $13.67           75,738       $16.00         7,905        $  5.11
        Granted                                    -             -                -            -         70,000          16.91
        First Ashland options                      -             -           160,772        12.24            -              -
        Adjustment for stock dividend          11,714         12.99            3,504        15.20           273           4.85
        Exercised                               2,867         12.30            5,571         5.18         2,440           5.11
        Forfeited                                  -             -                -            -             -              -
                                              -------        ------          -------       ------        ------         -----

        Outstanding at end of year            243,290        $12.81          234,443       $13.67        75,738         $16.00
                                              =======         =====          =======        =====        ======          =====

        Options exercisable at year-end       243,290        $12.81          234,443       $13.67        75,738         $16.00
                                              =======         =====          =======        =====        ======          =====
        Weighted-average fair value of
          options granted during the year         N/A                            N/A                      $3.08
                                                  ===                            ===                      =====

        The following information applies to options outstanding at December 31, 1997:

        Number outstanding                                       243,290
        Range of exercise prices                         $11.63 - $15.43
        Weighted-average exercise price                           $12.81
        Weighted-average remaining contractual life            7.9 years

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE M - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION

        The following condensed financial statements summarize the financial position of the Corporation as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years ended December 31, 1997, 1996 and 1995:


                           CAMCO FINANCIAL CORPORATION

                        STATEMENTS OF FINANCIAL CONDITION

                                  December 31,
                                 (In thousands)

                                                                           1997         1996
        ASSETS

        Cash in subsidiary Banks                                             $248         $373
        Interest-bearing deposits in other financial institutions              83        1,230
        Investment securities designated as available for sale                141           97
        Investment in Bank subsidiaries utilizing
          the equity method                                                48,016       43,959
        Investment in title agency subsidiary                                 352          339
        Cash surrender value of life insurance                                749          631
        Prepaid expenses and other assets                                     215            6
        Prepaid federal income taxes                                            -           76
                                                                          -------      -------

                          Total assets                                    $49,804      $46,711
                                                                          =======      =======

        LIABILITIES AND STOCKHOLDERS' EQUITY

        Accounts payable and other accrued liabilities                       $287       $1,319
        Dividends payable                                                     491          368
        Accrued federal income taxes                                           43            -
        Deferred federal income taxes                                          20           11
                                                                          -------      -------
                          Total liabilities                                   841        1,698

        Stockholders' equity
          Common stock                                                      3,216        3,063
          Additional paid-in capital                                       24,475       21,917
          Retained earnings - substantially restricted                     21,224       20,005
          Unrealized gains on securities designated as
            available for sale, net of related tax effects                     48           28
                                                                          -------      -------
                          Total stockholders' equity                       48,963       45,013
                                                                          -------      -------

                          Total liabilities and stockholders' equity      $49,804      $46,711
                                                                          =======      =======

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE M - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION (continued)

                           CAMCO FINANCIAL CORPORATION

                             STATEMENTS OF EARNINGS

                             Year ended December 31,
                                 (In thousands)


                                                         1997          1996          1995

        Income:
          Dividends from Bank subsidiaries             $2,118        $2,264        $1,123
          Dividends from title agency subsidiary          100             -             -
          Interest and other income                       112            60           142
          Equity in undistributed net earnings
            of the Bank subsidiaries                    4,033         1,140         2,781
          Equity in undistributed net earnings
            of title agency subsidiary                     13           107            72
                                                      -------       -------       -------
                          Total income                  6,376         3,571         4,118
        General, administrative and other
          expense                                       1,015           912           607
                                                      -------       -------       -------
        Earnings before federal income tax
          credits                                       5,361         2,659         3,511
        Federal income tax credits                       (265)         (354)         (137)
                                                      -------       -------       -------

        Net earnings                                   $5,626        $3,013        $3,648
                                                      =======       =======       =======

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE M - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION (continued)

                           CAMCO FINANCIAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                             Year ended December 31,
                                 (In thousands)

                                                                                     1997          1996          1995
        Cash flows from operating activities:
          Net earnings for the year                                                 $5,626        $3,013        $3,648
          Adjustments to reconcile net earnings to net cash
          flows provided by (used in) operating activities:
            Undistributed net earnings of Bank subsidiaries                         (4,033)       (1,140)       (2,781)
            Undistributed net earnings of title
              agency subsidiary                                                        (13)         (107)          (72)
            Decrease (increase) in other assets                                       (209)           40           (61)
            Increase (decrease) in accounts payable
              and other liabilities                                                   (909)        1,370           (88)
            Increase (decrease) in current federal income taxes                        119          (194)         (136)
            Other - net                                                                (39)         (273)            -
                                                                                   -------       -------       -------
                          Net cash provided by operating activities                    542         2,709           510

        Cash flows used in investing activities:
          Repayment of note receivable from Bank subsidiary                              -             -         3,000
          Contribution of capital to Bank subsidiaries                                   -             -        (2,500)
          Purchase of investment securities                                              -           (20)          (29)
          Purchase of cash surrender value of life insurance                           (85)         (614)            -
          Net increase in cash surrender value of life insurance                       (33)          (17)            -
          (Increase) decrease in interest-bearing deposits in other
            financial institutions                                                   1,147        (1,230)            -
                                                                                   -------       -------       -------
                          Net cash provided by (used in) investing activities        1,029        (1,881)          471

        Cash flows provided by (used in) financing activities:
          Proceeds from other borrowing                                                  -         5,465             -
          Repayment of other borrowing                                                   -        (5,465)            -
          Common stock options exercised                                                 1            29            10
          Dividends paid                                                            (1,697)       (1,169)         (773)
                                                                                   -------       -------       -------
                          Net cash used in financing activities                     (1,696)       (1,140)         (763)
                                                                                   -------       -------       -------

        Net increase (decrease) in cash and cash equivalents                          (125)         (312)          218

        Cash and cash equivalents at beginning of year                                 373           685           467
                                                                                   -------       -------       -------

        Cash and cash equivalents at end of year                                      $248          $373          $685
                                                                                   =======       =======       =======

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE N - SEGMENT INFORMATION

        The following table sets forth the Corporation's revenues, income before income taxes, and assets for each of its business segments for the years ended December 31, 1997, 1996 and 1995. For purposes of the table, "revenue" represents the sum of total interest income and total other income:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                  1997            1996            1995
                                                             (In thousands)

        Revenue:
          Banking                              $  39,288       $  31,035       $  26,827
          Mortgage banking                         3,839           2,976           2,808
                                               ---------       ---------       ---------
                  Total business segments         43,127          34,011          29,635
          Intersegment eliminations               (1,714)         (1,155)           (902)
                                               ---------       ---------       ---------

                  Total                        $  41,413       $  32,856       $  28,733
                                               =========       =========       =========

        Earnings before income taxes:
          Banking                              $   6,955       $   3,314       $   4,092
          Mortgage banking                         1,921           1,369           1,698
                                               ---------       ---------       ---------
                  Total business segments          8,876           4,683           5,790
          Intersegment eliminations                 (341)           (174)           (232)
                                               ---------       ---------       ---------

                  Total                        $   8,535       $   4,509       $   5,558
                                               =========       =========       =========

        Assets-year-end:
          Banking                              $ 515,128       $ 467,478       $ 344,177
          Mortgage banking                         6,000           2,655           3,096
                                               ---------       ---------       ---------
                  Total business segments        521,128         470,133         347,273
          Intersegment eliminations                 (511)           (683)           (804)
                                               ---------       ---------       ---------

                  Total                        $ 520,617       $ 469,450       $ 346,469
                                               =========       =========       =========

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE O - BUSINESS COMBINATIONS

        On October 4, 1996, the Corporation acquired First Ashland utilizing the purchase method of accounting. First Ashland was dissolved upon consummation, with First Ashland's banking subsidiary, Ashland, continuing operations as a wholly owned subsidiary of the Corporation. The results of Ashland's operations subsequent to October 4, 1996 are included in the consolidated financial statements. The Corporation paid $13.2 million in cash and issued 987,247 of its common shares in connection with the acquisition, with the $3.7 million excess of the fair value of liabilities assumed over assets received, assigned to goodwill.

        Presented below are pro-forma condensed consolidated statements of earnings and earnings per share which have been prepared as if the acquisition had been consummated as of the beginning of each of the years ended December 31, 1996 and 1995.

                                                                             1996         1995
                                                                      (In thousands, except share data)
                                                                               (Unaudited)
        Total interest income                                             $33,956      $31,442
        Total interest expense                                             18,504       17,675
                                                                          -------      -------
                   Net interest income                                     15,452       13,767

        Provision for losses on loans                                         161          141
        Other income                                                        3,749        3,375
        General, administrative and other expense                          14,435       10,777
                                                                          -------      -------

                   Earnings before income taxes                             4,605        6,224

        Federal income taxes                                                1,617        2,167
                                                                          -------      -------

                   Net earnings                                           $ 2,988      $ 4,057
                                                                          =======      =======

                   Earnings per share                                     $   .96      $  1.28
                                                                          =======      =======

       During 1997, the Corporation's Board of Directors approved a business combination whereby GF Bancorp, Inc., the parent company of Germantown Federal Savings Bank, would merge with and into the Corporation, and Germantown Federal Savings Bank would merge with and into First Federal. The merger was approved by regulatory authorities in 1997, and was completed in January 1998. The business combination will be accounted for as a pooling of interests and, accordingly, the assets, liabilities and capital of the respective combining companies will be added together at historic carrying value. Unaudited pro-forma condensed, combined financial information of the Corporation and GF Bancorp, Inc. as of and for the year ended December 31, 1997 is as follows:

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE O - BUSINESS COMBINATIONS (continued)

                                                                 PRO-FORMA
                                       CAMCO       GF BANCORP    COMBINED
                                                                (unaudited)
                                        (In thousands, except share data)

        Total assets                  $520,617      $ 49,538      $570,155
                                      ========      ========      ========
        Total liabilities             $471,654      $ 44,120      $515,774
                                      ========      ========      ========
        Stockholders' equity          $ 48,963      $  5,418      $ 54,381
                                      ========      ========      ========

        Total revenue                 $ 41,413      $  3,749      $ 45,162
        Total expense                   35,787         3,723        39,510
                                      --------      --------      --------
        Net earnings                  $  5,626      $     26      $  5,652
                                      ========      ========      ========

        Basic earnings per share      $   1.75                    $   1.57
                                      ========                    ========


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

        A component of the recapitalization plan provided for the merger of the SAIF and BIF on January 1, 2000. However, the SAIF recapitalization legislation currently provides for an elimination of the thrift charter or of the separate federal regulation of thrifts prior to the merger of the deposit insurance funds. As a result, First Federal and Ashland would be regulated as banks under federal laws which would subject these subsidiaries to the more restrictive activity limits imposed on national banks. Under separate legislation related to the recapitalization plan, the Banks are required to recapture as taxable income approximately $1.7 million of their bad debt reserve, which represents the post-1987 additions to the reserve, and will be unable to utilize the percentage of earnings method to compute the reserve in the future. The Banks have provided deferred taxes for this amount and will be permitted to amortize the recapture of the bad debt reserve in taxable income over six years.

                  CAMCO FINANCIAL CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE Q - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following table summarizes the Corporation's quarterly results for the years ended December 31, 1997 and 1996.

                                                                   THREE MONTHS ENDED
                                                    MARCH 31,    JUNE 30,  SEPTEMBER 30, DECEMBER 31,
        1997:                                            (In thousands, except per share data)
        Total interest income                          $ 8,842      $ 9,205      $ 9,591      $ 9,935
        Total interest expense                           4,947        5,086        5,402        5,587
                                                       -------      -------      -------      -------

        Net interest income                              3,895        4,119        4,189        4,348
        Provision for losses on loans                       48           60           58           66
        Other income                                       699        1,005        1,174          962
        General, administrative and other expense        2,785        2,888        2,754        3,197
                                                       -------      -------      -------      -------

        Earnings before income taxes                     1,761        2,176        2,551        2,047
        Federal income taxes                               580          723          845          761
                                                       -------      -------      -------      -------

        Net earnings                                   $ 1,181      $ 1,453      $ 1,706      $ 1,286
                                                       =======      =======      =======      =======

        Earnings per share:
          Basic                                        $   .37      $   .45      $   .53      $   .40
                                                       =======      =======      =======      =======

          Diluted                                      $   .36      $   .44      $   .52      $   .39
                                                       =======      =======      =======      =======

                                                                   THREE MONTHS ENDED
                                                         MARCH 31,    JUNE 30,  SEPTEMBER 30,  DECEMBER 31,
       1996:                                                  (In thousands, except per share data)
        Total interest income                              $ 6,643      $ 6,684      $ 7,044       $ 8,889
        Total interest expense                               3,602        3,585        3,919         4,940
                                                           -------      -------      -------       -------

        Net interest income                                  3,041        3,099        3,125         3,949
        Provision for losses on loans                           21           21           27            42
        Other income                                           944          818          915           919
        General, administrative and other expense            2,208        2,490        4,478         3,014
                                                           -------      -------      -------       -------

        Earnings (loss) before income taxes (credits)        1,756        1,406         (465)        1,812
        Federal income taxes (credits)                         597          478         (158)          579
                                                           -------      -------      -------       -------

        Net earnings (loss)                                $ 1,159      $   928      $  (307)      $ 1,233
                                                           =======      =======      =======       =======

        Earnings (loss) per share:
          Basic                                            $   .57      $   .43      $  (.14)      $   .38
                                                           =======      =======      =======       =======

          Diluted                                          $   .56      $   .42      $  (.14)      $   .37
                                                           =======      =======      =======       =======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The information contained under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed by Camco no later than 120 days after the end of the fiscal year (the "Proxy Statement") is incorporated herein by reference.

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

                             (10)(ii)-3        Employment Agreement between Marietta Savings and Anthony J. Popp

                             (21)              Subsidiaries of Camco

                             (23)(i)           Consent of Grant Thornton LLP regarding Camco's Consolidated Financial
                                               Statements and Form S-8

                             (23)(ii)          Consent of Grant Thornton LLP regarding Camco's 401(k) Salary Savings Plan
                                               Financial Statements and Form S-8

                             (27)              Financial Data Schedule

                             (99)              1997 Financial Statements of Camco Financial Corporation 401(k) Salary
                                               Savings Plan

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Camco Financial Corporation


                                        By /s/ Larry A. Caldwell
                                           ---------------------
                                           Larry A. Caldwell,
                                           President, Chief Executive
                                           Officer and a Director


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Anthony J. Popp                                    By /s/ James R. Hanawalt
   -------------------------------------------------         ------------------------------------------------
   Anthony J. Popp,                                          James R. Hanawalt,
   Senior Vice President, Secretary and Director             Director

Date: March 23, 1998                                      Date: March 23, 1998



By /s/ Samuel W. Speck                                    By /s/ Robert C. Dix, Jr.
   -------------------------------------------------         ------------------------------------------------
   Samuel W. Speck,                                          Robert C. Dix. Jr.,
   Director                                                  Director

Date: March 23, 1998                                      Date: March 23, 1998



By /s/ Jeffrey T. Tucker                                  By /s/ Paul D. Leake
   -------------------------------------------------         ------------------------------------------------
Jeffrey T. Tucker,                                        Paul D. Leake,
Director                                                  Director

Date: March 23, 1998                                      Date: March 23, 1998



By /s/ Eric G. Spann                                      By /s/ Gary E. Crane
   -------------------------------------------------         ------------------------------------------------
Eric Spann,                                               Gary E. Crane,
Director                                                  Chief Financial Officer and Treasurer
                                                          (Principal Financial Officer)

Date: March 23, 1998                                      Date: March 23, 1998



By  /s/ Kenneth R. Elshoff
   -------------------------------------------------
Kenneth R. Elshoff,
Director

Date: March 23, 1998

                                                          INDEX TO EXHIBITS

        ITEM                   DESCRIPTION
        ----                   -----------
        Exhibit (3)(i)         Third Restated Certificate of            Incorporated by reference to Camco's Annual Report
                               Incorporation of Camco Financial         on Form 10-KSB for the fiscal year ended December
                               Corporation                              31, 1996, filed with the Securities and Exchange
                                                                        Commission on March 31, 1997 (the "1996 Form
                                                                        10-KSB"), Exhibit 3(i).



        Exhibit (3)(ii)        1987 Amended and Restated By-Laws of     Incorporated by reference to Camco's Annual Report
                               Camco Financial Corporation              on Form 10-KSB for the fiscal year ended December
                                                                        31, 1995, filed with the Securities and Exchange
                                                                        Commission on April 1, 1996 (the "1995 Form
                                                                        10-KSB"), Exhibit 3(iii).


        Exhibit (10)(ii) -1    Employment Agreement dated January 22,   Incorporated by reference to the 1995 Form 10-KSB,
                               1996, by and between Camco and Larry     Exhibit 10(ii)-1
                               A.Caldwell



        Exhibit (10)(ii) -2    Employment Agreement dated January 28,   Incorporated by reference to Camco's Annual Report
                               1994, by and between Camco and Anthony   on Form 10-KSB for the fiscal year ended December
                               J. Popp                                  31, 1993, filed with the SEC on March 31, 1994 (the
                                                                        "1994 Form 10-KSB"), Exhibit 10(ii)-1.



        Exhibit (10)(ii) -3    Employment Agreement dated January 28,   Incorporated by reference to the 1994 Form 10-KSB,
                               1994, by and between Marietta Savings    Exhibit 10(ii)-2.
                               Bank and Anthony J. Popp


        Exhibit 21             Subsidiaries of Camco

        Exhibit 23(i)          Consent of Grant Thornton LLP regarding
                               Camco's Consolidated Financial
                               Statements and Form S-8

        Exhibit 23(ii)         Consent of Grant Thornton LLP regarding
                               Camco's 401(k) Salary Savings Plan
                               Financial Statements and Form S-8



        Exhibit 27             Financial Data Schedule

        Exhibit 99             1997 Financial Statements of Camco
                               Financial Corporation 401(k) Salary
                               Savings Plan


                                      -78-