Form 10-Q
period 1998-03-31
CAMCO FINANCIAL CORP
filed 1998-05-14
CIK 16614

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1998
                               ---------------------------------

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

Yes   X                                                        No

As of May 11, 1998, the latest practicable date 3,645,509 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.









                               Page 1 of 17 pages

                           Camco Financial Corporation

                                      INDEX

                                                                         Page

PART I  -     FINANCIAL INFORMATION

                Consolidated Statements of Financial Condition              3

                Consolidated Statements of Earnings                         4

                Consolidated Statements of Comprehensive Income             5

                Consolidated Statements of Cash Flows                       6

                Notes to Consolidated Financial Statements                  8

                Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                 11


PART II -     OTHER INFORMATION                                            16

SIGNATURES                                                                 17

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                            March 31,      December 31,
         ASSETS                                                                                  1998              1997
                                                                                                             (Restated)
Cash and due from banks                                                                     $  12,618         $  12,436
Interest-bearing deposits in other financial institutions                                      23,978            10,468
                                                                                             --------          --------
         Cash and cash equivalents                                                             36,596            22,904

Investment securities available for sale - at market                                            1,422             3,684
Investment securities - at cost, approximate market value of $15,042
  and $17,536 as of March 31, 1998 and December 31, 1997                                       14,992            17,489
Mortgage-backed securities available for sale - at market                                       4,623             8,334
Mortgage-backed securities - at cost, approximate market  value of
  $6,722 and $8,311 as of March 31, 1998 and December 31, 1997                                  6,628             8,207
Loans held for sale - at lower of cost or market                                                4,085             4,135
Loans receivable - net                                                                        479,055           477,517
Office premises and equipment - net                                                             8,615             8,420
Real estate acquired through foreclosure                                                          717               737
Federal Home Loan Bank stock - at cost                                                          6,005             5,492
Accrued interest receivable on loans                                                            2,957             2,972
Accrued interest receivable on mortgage-backed securities                                          84               111
Accrued interest receivable on investment securities and interest-bearing deposits                280               349
Prepaid expenses and other assets                                                               1,006             1,652
Cash surrender value of life insurance                                                          4,984             5,482
Goodwill and other intangible assets                                                            3,514             3,552
Prepaid federal income taxes                                                                       -                 99
                                                                                            ---------       -----------

         Total assets                                                                        $575,563          $571,136
                                                                                              =======           =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                     $429,602          $423,464
Advances from the Federal Home Loan Bank                                                       79,471            82,319
Advances by borrowers for taxes and insurance                                                   3,034             4,478
Accounts payable and accrued liabilities                                                        3,409             3,261
Dividends payable                                                                                 504               491
Accrued federal income taxes                                                                      816                -
Deferred federal income taxes                                                                   1,766             1,792
                                                                                            ---------         ---------
         Total liabilities                                                                    518,602           515,805

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares;
    no shares outstanding                                                                          -                 -
  Common stock - $1 par value; authorized, 4,900,000 shares, 3,645,509
    and 3,639,997 issued at March 31, 1998 and December 31, 1997                                3,645             3,640
  Additional paid-in capital                                                                   27,004            26,915
  Retained earnings - substantially restricted                                                 26,150            24,645
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                                    162               131
                                                                                           ----------        ----------
         Total stockholders' equity                                                            56,961            55,331
                                                                                             --------          --------

         Total liabilities and stockholders' equity                                          $575,563          $571,136
                                                                                              =======           =======


                           Camco Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      For the three months ended March 31,
                      (In thousands, except per share data)

                                                                                         1998           1997
                                                                                                  (Restated)
Interest income
  Loans                                                                              $  9,856         $8,650
  Mortgage-backed securities                                                              251            352
  Investment securities                                                                   311            504
  Interest-bearing deposits and other                                                     385            235
                                                                                     --------         ------
         Total interest income                                                         10,803          9,741

Interest expense
  Deposits                                                                              4,646          4,522
  Borrowings                                                                            1,194            861
                                                                                      -------         ------
         Total interest expense                                                         5,840          5,383
                                                                                      -------          -----

         Net interest income                                                            4,963          4,358

Provision for losses on loans                                                              96             51
                                                                                    ---------        -------

         Net interest income after provision for losses on loans                        4,867          4,307

Other income
  Late charges, rent and other                                                            926            336
  Loan servicing fees                                                                      72            120
  Service charges and other fees on deposits                                              167            126
  Gain on sale of loans                                                                 1,147            156
                                                                                      -------         ------
         Total other income                                                             2,312            738

General, administrative and other expense
  Employee compensation and benefits                                                    1,955          1,529
  Occupancy and equipment                                                                 411            411
  Federal deposit insurance premiums                                                       73             65
  Data processing                                                                         197            139
  Advertising                                                                             129            104
  Franchise taxes                                                                         141            114
  Amortization of goodwill                                                                 37             37
  Other operating                                                                       1,194            714
                                                                                      -------         ------
         Total general, administrative and other expense                                4,137          3,113
                                                                                      -------          -----

         Earnings before federal income taxes                                           3,042          1,932

Federal income taxes
  Current                                                                               1,101            410
  Deferred                                                                                (68)           227
                                                                                    ---------         ------
         Total federal income taxes                                                     1,033            637
                                                                                      -------         ------

         NET EARNINGS                                                                $  2,009         $1,295
                                                                                      =======          =====

         BASIC EARNINGS PER SHARE                                                        $.55           $.36
                                                                                          ===            ===

         DILUTED EARNINGS PER SHARE                                                      $.53           $.35
                                                                                          ===            ===

Basic weighted average number of common shares outstanding                          3,643,855      3,638,898
                                                                                    =========      =========

Diluted weighted average number of common shares outstanding                        3,772,117      3,691,541
                                                                                    =========      =========

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      For the three months ended March 31,
                                 (In thousands)

                                                                                  1998           1997
Net earnings                                                                    $2,009         $1,295

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) during the period, net of tax                   31           (129)
  Reclassification adjustment for gains on sale included in
    net earnings, net of related taxes                                              (9)            -
                                                                              --------          ----

Comprehensive income                                                            $2,031         $1,166
                                                                                 =====          =====

                           Camco Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                 (In thousands)

                                                                                   1998              1997
                                                                                               (Restated)
Cash flows from operating activities:
  Net earnings for the period                                                  $  2,009          $  1,295
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                 (553)             (119)
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                               (4)                3
    Amortization of goodwill                                                         37                37
    Amortization of employee benefit plan expense                                    -                 13
    Depreciation and amortization                                                   194               249
    Amortization of purchase accounting adjustments, net                            228                 7
    Provision for losses on loans                                                    96                51
    Gain on sale of real estate acquired through foreclosure                         (4)              (20)
    Federal Home Loan Bank stock dividends                                         (100)              (77)
    Gain on sale of loans                                                          (450)              (56)
    Gain on sale of mortgage-backed securities                                       (5)               -
    Loans originated for sale in the secondary market                           (56,010)          (11,805)
    Proceeds from sale of loans in the secondary market                          56,510            10,022
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                   111               (42)
      Prepaid expenses and other assets                                             647              (687)
      Accrued interest and other liabilities                                        169            (1,529)
      Federal income taxes:
        Current                                                                     915               319
        Deferred                                                                    (68)              227
                                                                              ---------          --------
         Net cash used in operating activities                                    3,722            (2,112)

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities
    and interest-bearing deposits                                                 7,000             2,240
  Proceeds from sale of investment securities designated as
    available for sale                                                              900                -
  Proceeds from sale of mortgage-backed securities designated as
    available for sale                                                            4,608                -
  Principal repayments on mortgage-backed securities                                715             1,002
  Purchases of investment securities                                             (3,092)           (2,509)
  Loan principal repayments                                                      44,081            35,940
  Loan disbursements                                                            (45,178)          (40,442)
  Additions to office premises and equipment                                       (389)             (274)
  Proceeds from sale of real estate acquired through foreclosure                     42               137
  Purchase of Federal Home Loan Bank stock                                         (413)             (145)
  Proceeds from redemption of life insurance                                        569                -
  Net increase in cash surrender value of life insurance                            (71)              (57)
                                                                              ---------         ---------
         Net cash provided by (used in) investing activities                      8,772            (4,108)
                                                                                -------           -------

         Net cash provided by (used in) operating and investing
           activities (balance carried forward)                                  12,494            (6,220)
                                                                                 ------           -------



                           Camco Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the three months ended March 31,
                                 (In thousands)

                                                                                   1998              1997
                                                                                               (Restated)
         Net cash provided by (used in) operating and investing
           activities (balance brought forward)                                 $12,494        $   (6,220)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                        5,900             5,753
  Proceeds from advances from the Federal Home Loan Bank
  and other borrowings                                                           18,000           103,130
  Repayment of Federal Home Loan Bank advances
    and other borrowings                                                        (20,848)         (104,353)
  Dividends paid on common stock                                                   (504)             (383)
  Proceeds from exercise of stock options                                            94                -
  Decrease in advances by borrowers for taxes and insurance                      (1,444)             (897)
                                                                                -------        ----------
         Net cash provided by (used in) financing activities                      1,198             3,250
                                                                                -------         ---------

Increase (decrease) in cash and cash equivalents                                 13,692            (2,970)

Cash and cash equivalents at beginning of period                                 22,904            20,977
                                                                                 ------          --------

Cash and cash equivalents at end of period                                      $36,596         $  18,007
                                                                                 ======          ========


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                        $  5,639        $    5,383
                                                                                =======         =========

    Income taxes                                                               $     -         $      100
                                                                                =======         =========

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                       $     31        $     (129)
                                                                                =======         =========

  Recognition of gains on sale of loans in accordance with
    SFAS No. 125                                                               $    697        $      100
                                                                                =======         =========

  Transfer of loans to real estate acquired through foreclosure                $     26        $      180
                                                                                =======         =========

  Transfer of mortgage-backed securities from held to maturity
    classification to available for sale classification                        $  1,344        $       -
                                                                                =======         ========



                           Camco Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         During 1997, the Board of Directors of Camco Financial Corporation ("Camco" or the "Corporation") approved a business combination whereby GF Bancorp, Inc., the parent company of Germantown Federal Savings Bank, would merge with and into the Corporation, and Germantown Federal Savings Bank would merge with and into First Federal Savings Bank of Washington Courthouse, a subsidiary of the Corporation. The merger was approved by regulatory authorities in 1997, and was completed in January 1998. The business combination was accounted for as a pooling of interests and, accordingly, the assets, liabilities and capital of the respective combining companies were added together at historic carrying value.

         The December 31, 1997, consolidated statement of financial condition and the consolidated statements of earnings and cash flows for the three months ended March 31, 1997 have been restated to give effect to the combination as of January 1, 1997.

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco included in Camco's Annual Report on Form 10-K for the year ended December 31, 1997. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results which may be expected for the entire year.

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

3.       Effects of Recent Accounting Pronouncements

         In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and
         Extinguishments of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the

                           Camco Financial Corporation

3.       Effects of Recent Accounting Pronouncements (continued)

         financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

         SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management adopted SFAS No. 125 effective January 1, 1998, as required, without material effect on the Corporation's consolidated financial position or results of operations.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

                           Camco Financial Corporation

3.       Effects of Recent Accounting Pronouncements (continued)

         SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective January 1, 1998, as required, without material effect on the Corporation's financial statements.

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

4.       Reclassifications

         Certain reclassifications have been made to the March 31, 1997 consolidated financial statements to conform to the March 31, 1998 presentation.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            For the three month periods ended March 31, 1998 and 1997


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

Since its incorporation in 1970, Camco has evolved into a full service provider of financial products to the communities served by its banking subsidiaries. Utilizing a common marketing theme committed to personalized customer service, Camco and its affiliates have grown from $22.4 million in consolidated assets in 1970 to $575.6 million of consolidated assets at March 31, 1998. Camco's level of growth is largely attributable to the acquisitions of Marietta Savings, First Federal, First Savings, and GF Bancorp and the continued expansion of product lines from the previously limited deposit and loan offerings of a heavily regulated 1970's savings and loan association, to the full array of financial service products that were the previous domain of commercial banks. Additionally, Camco's operational growth has been enhanced by vertical integration of the residential lending function through establishing mortgage banking operations in the Banks' primary market areas and, to a lesser extent, by chartering a title insurance agency.

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

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 1998 and 1997


Discussion of Financial Condition Changes from December 31, 1997 to March 31,
1998

At March 31, 1998, Camco's consolidated assets totaled $575.6 million, an increase of $4.4 million, or .8%, over the December 31, 1997 total. The increase during the current three month period was primarily funded by deposit growth of $6.1 million and undistributed net earnings of $1.5 million, which were partially offset by a decrease of $2.8 million, or 3.5%, in advances from the Federal Home Loan Bank.

Cash and interest-bearing deposits in other financial institutions totaled $36.6 million at March 31, 1998, an increase of $13.7 million, or 59.8%, over December 31, 1997 levels.

Investment securities totaled $16.4 million at March 31, 1998, a decrease of $4.8 million, or 22.5%, from the total at December 31, 1997. During the 1998 period, investment securities totaling $3.1 million were purchased, while maturities amounted to $7.0 million and sales totaled $900,000.

Mortgage-backed securities totaled $11.3 million at March 31, 1998, a decrease of $5.3 million from December 31, 1997, due primarily to sales totaling $4.6 million and principal repayments totaling $715,000 during the period. Loans receivable and loans held for sale increased by $1.5 million, or .3%, during the three months ended March 31, 1998, to a total of $483.1 million. The increase was primarily attributable to loan disbursements totaling $101.2 million, which were partially offset by principal repayments of $44.1 million and loan sales of $56.1 million. Loan origination volume during the 1998 three month period exceeded that of the 1997 period by $48.9 million, or 93.7%.

Nonperforming loans (90 days or more delinquent plus nonaccrual loans), totaled $3.2 million and $2.0 million at March 31, 1998 and December 31, 1997, respectively, constituting .66% and .41% of total net loans, including loans held for sale at those dates. The consolidated allowance for loan losses totaled $1.7 million and $1.4 million at March 31, 1998 and December 31, 1997, representing 52.1% and 72.8% of nonperforming loans, respectively, at those dates. Although management believes that its allowance for loan losses at March 31, 1998, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

Deposits totaled $429.6 million at March 31, 1998, an increase of $6.1 million, or 1.4%, over December 31, 1997 levels. The increase resulted primarily from management's continuing efforts to achieve a moderate rate of growth through advertising and pricing strategies. Advances from the Federal Home Loan Bank decreased by $2.8 million, or 3.5%, to a total of $79.5 million at March 31, 1998. The proceeds from deposit growth were partially used to repay certain advances from the Federal Home Loan Bank.

The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 1998, the Banks' regulatory capital exceeded all regulatory capital requirements.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 1998 and 1997


Comparison of Results of Operations for the Three Months Ended March 31, 1998 and 1997

General

Camco's net earnings for the three months ended March 31, 1998 totaled $2.0 million, an increase of $714,000, or 55.1%, over the $1.3 million of net earnings reported in the comparable 1997 period. The increase in earnings is primarily attributable to an increase in net interest income of $605,000 and an increase in other income of $1.6 million, which were partially offset by an increase in the provision for losses on loans of $45,000, an increase in general, administrative and other expense of $1.0 million, and an increase in the provision for federal income taxes of $396,000.

Net Interest Income

Total interest income for the three months ended March 31, 1998, increased by $1.1 million, or 10.9%, generally reflecting the effects of growth in average interest-earning assets outstanding of approximately $36.9 million, coupled with an increase of 39 basis points in the yield year to year, from 7.93% in 1997 to 8.32% in 1998.

Interest income on loans and mortgage-backed securities totaled $10.1 million for the three months ended March 31, 1998, an increase of $1.1 million, or 12.3%, over the comparable 1997 period. The increase resulted primarily from a $41.8 million, or 9.4%, increase in the average balance outstanding year to year. Interest income on investments and interest-bearing deposits decreased by $43,000, or 5.8%, due to a decrease in average outstanding balances of $4.9 million. Interest expense on deposits increased by $124,000, or 2.7%, to a total of $4.6 million for the three months ended March 31, 1998, due primarily to an increase of $14.0 million in the average balance of deposits outstanding. Interest expense on borrowings totaled $1.2 million for the three months ended March 31, 1998, an increase of $333,000, or 38.7%, over the 1997 three month period. The increase resulted primarily from a $22.0 million increase in the average balance outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $605,000, or 13.9%, to a total of $5.0 million for the three months ended March 31, 1998. The interest rate spread increased to approximately 3.47% for the three months ended March 31, 1998, from 3.26% for the 1997 period, while the net interest margin increased to approximately 3.76% in 1998, as compared to 3.55% in 1997.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 1998 and 1997


Comparison of Results of Operations for the Three Months Ended March 31, 1998 and 1997 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The provision for losses on loans totaled $96,000 for the three months ended March 31, 1998, an increase of $45,000 over the comparable period in 1997. The current period provision generally reflects the effects of loan portfolio growth integrated with an increase in the level of nonperforming loans. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $2.3 million for the three months ended March 31, 1998, an increase of $1.6 million over the comparable 1997 period. The increase in other income is primarily attributable to a $991,000 increase in gains on sale of loans and an increase of $590,000 in late charges, rent and other. The increase in gains on sale of loans primarily reflects an increase in sales volume year to year. The increase in late charges, rent and other was primarily attributable to a $153,000 increase in title service fees at the Corporation's title agency subsidiary, a $99,000 gain on settlement of life insurance policies and an overall increase in fees on loans and deposits due to the Corporation's growth year to year.

General, Administrative and Other Expense

General, administrative and other expense totaled $4.1 million for the three months ended March 31, 1998, an increase of $1.0 million, or 32.9%. This increase is due primarily to a $426,000, or 27.9%, increase in employee compensation and benefits, a $58,000, or 41.7%, increase in data processing expense, a $25,000, or 24.0%, increase in advertising, a $27,000, or 23.7%, increase in franchise taxes and a $480,000, or 67.2%, increase in other operating costs.

The increase in employee compensation and benefits resulted primarily from an increase in staffing levels and normal merit increases year to year. The increase in other operating expenses was due primarily to $212,000 in merger costs related to the combination with GF Bancorp in January 1998. The increases in data processing, advertising, franchise taxes and other operating expenses were due primarily to the Corporation's overall growth year to year.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 1998 and 1997


Comparison of Results of Operations for the Three Months Ended March 31, 1998 and 1997 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $1.0 million for the three months ended March 31, 1998, an increase of $396,000, or 62.2%. This increase is attributable to a $1.1 million, or 57.5%, increase in pre-tax earnings. The effective tax rate amounted to 34.0% and 33.0% for the three months ended March 31, 1998 and 1997, respectively.

Other Matters

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

As of the date of this Form 10-Q, Camco has not identified any specific expenses that are reasonably likely to be incurred by Camco in connection with this issue and does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that Camco is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make Camco's current systems, programs and equipment year 2000 compliant, Camco's net earnings and financial condition could be adversely affected.

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

         None

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         Form 8-K filings:       None.


         Exhibits:

           27.1:                 Financial   data  schedule  for  the
                                 three months ended March 31, 1998.

           27.2 Restated financial data schedule for the three months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:       May 11, 1998                       By: /s/Larry A. Caldwell
       ---------------------------                 --------------------
                                                   Larry A. Caldwell
                                                   President and Chief Executive
                                                   Officer




Date:       May 11, 1998                       By: /s/Anthony J. Popp
       ---------------------------                 ------------------
                                                   Anthony J. Popp
                                                   Chief Financial Officer