Form 10-Q
period 1998-06-30
CAMCO FINANCIAL CORP
filed 1998-08-14
CIK 16614

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1998
                               --------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 0-25196

                           CAMCO FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                                   51-0110823
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

814 Wheeling Avenue
Cambridge, Ohio                                               43725
(Address of principal                                      (Zip Code)
executive office)

Registrant's telephone number, including area code: (740) 432-5641

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                 No

As of August 10, 1998, the latest practicable date, 5,473,838.5 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.









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


                           Camco Financial Corporation
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                             June 30,      December 31,
         ASSETS                                                                                  1998              1997
                                                                                                             (Restated)
Cash and due from banks                                                                      $ 12,894          $ 12,436
Interest-bearing deposits in other financial institutions                                      22,108            10,468
                                                                                              -------           -------
         Cash and cash equivalents                                                             35,002            22,904

Investment securities available for sale - at market                                            1,333             3,573
Investment securities - at cost, approximate market value of $17,361
  and $17,536 as of June 30, 1998 and December 31, 1997                                        17,243            17,489
Mortgage-backed securities available for sale - at market                                       4,294             8,460
Mortgage-backed securities - at cost, approximate market  value of
  $6,191 and $8,311 as of June 30, 1998 and December 31, 1997                                   6,080             8,207
Loans held for sale - at lower of cost or market                                                5,483             4,135
Loans receivable - net                                                                        489,129           477,517
Office premises and equipment - net                                                             9,279             8,420
Real estate acquired through foreclosure                                                          417               737
Federal Home Loan Bank stock - at cost                                                          6,508             5,492
Accrued interest receivable on loans                                                            3,135             2,972
Accrued interest receivable on mortgage-backed securities                                          77               111
Accrued interest receivable on investment securities and interest-bearing deposits                437               349
Prepaid expenses and other assets                                                               1,282             1,637
Cash surrender value of life insurance                                                          5,044             5,482
Goodwill and other intangible assets                                                            3,477             3,552
Prepaid federal income taxes                                                                       -                 99
                                                                                              -------           -------

         Total assets                                                                        $588,220          $571,136
                                                                                              =======           =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                     $428,807          $423,464
Advances from the Federal Home Loan Bank                                                       94,090            82,319
Advances by borrowers for taxes and insurance                                                   3,709             4,478
Accounts payable and accrued liabilities                                                          873             3,261
Dividends payable                                                                                 530               491
Accrued federal income taxes                                                                       90                -
Deferred federal income taxes                                                                   1,939             1,792
                                                                                              -------           -------
         Total liabilities                                                                    530,038           515,805

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares;
    no shares outstanding                                                                          -                 -
  Common stock - $1 par value; authorized, 8,900,000 shares, 3,654,184
    and 3,639,997 shares issued at June 30, 1998 and December 31, 1997                          3,654             3,640
  Additional paid-in capital                                                                   27,053            26,915
  Retained earnings - substantially restricted                                                 27,366            24,645
  Treasury stock - at cost                                                                        (42)               -
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                                    151               131
                                                                                              -------           -------
         Total stockholders' equity                                                            58,182            55,331
                                                                                              -------           -------

         Total liabilities and stockholders' equity                                          $588,220          $571,136
                                                                                              =======           =======


                           Camco Financial Corporation
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                                           Six months ended          Three months ended
                                                                                June 30,                  June 30,
                                                                            1998         1997         1998         1997
                                                                                   (Restated)                (Restated)
Interest income
  Loans                                                                  $19,774      $17,690      $ 9,918      $ 9,040
  Mortgage-backed securities                                                 445          692          194          340
  Investment securities                                                      555          946          244          442
  Interest-bearing deposits and other                                        973          511          588          276
                                                                          ------       ------       ------       ------
         Total interest income                                            21,747       19,839       10,944       10,098

Interest expense
  Deposits                                                                 9,463        9,200        4,817        4,678
  Borrowings                                                               2,434        1,719        1,240          858
                                                                          ------       ------       ------       ------
         Total interest expense                                           11,897       10,919        6,057        5,536
                                                                          ------       ------       ------       ------

         Net interest income                                               9,850        8,920        4,887        4,562

Provision for losses on loans                                                137          111           41           60
                                                                          ------       ------       ------       ------

         Net interest income after provision
           for losses on loans                                             9,713        8,809        4,846        4,502

Other income
  Late charges, rent and other                                             1,339          750          424          434
  Loan servicing fees                                                        289          252          217          132
  Service charges and other fees on deposits                                 348          238          181          112
  Gain on sale of loans                                                    1,962          505          815          349
  Gain on sale of real estate acquired through foreclosure                     4           30           -            10
  Gain on sale of investment and mortgage-backed securities
    designated as available for sale                                           9           -            -            -
  Loss on sale of premises and equipment                                      (2)          -            -            -
                                                                          ------       ------       ------       ------
         Total other income                                                3,949        1,775        1,637        1,037

General, administrative and other expense
  Employee compensation and benefits                                       3,498        2,994        1,543        1,465
  Occupancy and equipment                                                    965          829          554          418
  Federal deposit insurance premiums                                         146          144           73           79
  Data processing                                                            706          322          509          183
  Advertising                                                                334          279          205          175
  Franchise taxes                                                            347          273          206          159
  Amortization of goodwill                                                    75           75           38           38
  Other                                                                    1,977        1,406          783          692
                                                                          ------       ------       ------       ------
         Total general, administrative and other expense                   8,048        6,322        3,911        3,209
                                                                          ------       ------       ------       ------

         Earnings before federal income taxes                              5,614        4,262        2,572        2,330

Federal income taxes
  Current                                                                  1,718        1,402          617          992
  Deferred                                                                   135           18          203         (209)
                                                                          ------       ------       ------       ------
         Total federal income taxes                                        1,853        1,420          820          783
                                                                          ------       ------       ------       ------

                  NET EARNINGS                                           $ 3,761      $ 2,842      $ 1,752      $ 1,547
                                                                          ======       ======       ======       ======

                  EARNINGS PER SHARE
                    Basic                                                   $.69         $.52          $.32         $.28
                                                                             ===          ===           ===          ===

                    Diluted                                                 $.66         $.50          $.31         $.27
                                                                             ===          ===           ===          ===


                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                        For the six months ended June 30,
                                 (In thousands)


                                                              1998           1997
Net earnings                                                $3,761         $2,842

Unrealized gains on securities:
  Unrealized holding gains during the
    period, net of tax                                          20             -

Reclassification adjustment for gains on sale
  included in net earnings, net of related taxes                (9)            -
                                                             -----          ----

Comprehensive income                                        $3,772         $2,842
                                                             =====          =====

Accumulated other comprehensive income                      $  151         $   53
                                                             =====          =====


                           Camco Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                 (In thousands)


                                                                                                 1998              1997
                                                                                                             (Restated)
Cash flows from operating activities:
  Net earnings for the period                                                                 $ 3,761            $ 2,842
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                               (721)             (220)
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                                             27               (13)
    Amortization of goodwill                                                                       75                75
    Amortization of purchase accounting adjustments - net                                         248                 3
    Depreciation and amortization                                                                 431               337
    Provision for losses on loans                                                                 137               111
    Gain on sale of real estate acquired through foreclosure                                       (4)              (30)
    Federal Home Loan Bank stock dividends                                                       (209)             (160)
    Gain on sale of loans                                                                        (748)             (213)
    Loss on sale of premises and equipment                                                          2                -
    Gain on sale of investment and mortgage-backed securities designated
      as available for sale                                                                        (9)               -
    Loans originated for sale in the secondary market                                         (92,518)          (24,406)
    Proceeds from sale of loans in the secondary market                                        91,918            22,555
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                (217)             (235)
      Prepaid expenses and other assets                                                           355              (328)
      Accrued interest and other liabilities                                                   (2,349)           (1,784)
      Federal income taxes:
        Current                                                                                   189               (58)
        Deferred                                                                                  135                18
                                                                                               ------            ------
         Net cash provided by (used in) operating activities                                      503            (1,506)

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities and interest-bearing deposits               9,750             7,499
  Proceeds from sale of investment securities designated as available for sale                    900                -
  Proceeds from sale of mortgage-backed securities designated as available
    for sale                                                                                    4,608                -
  Purchases of investment securities                                                           (8,122)           (7,511)
  Loan principal repayments                                                                   110,571            58,606
  Loan disbursements                                                                         (121,678)          (81,535)
  Principal repayments on mortgage-backed securities                                            1,657             1,779
  Proceeds from sale of office premises and equipment                                              20                -
  Additions to office premises and equipment                                                   (1,312)             (355)
  Proceeds from sale of real estate acquired through foreclosure                                  412               247
  Purchase of Federal Home Loan Bank stock                                                       (807)             (360)
  Proceeds from redemption of life insurance                                                      580                -
  Net increase in cash surrender value of life insurance                                         (142)             (115)
                                                                                              -------            ------
         Net cash used in investing activities                                                 (3,563)          (21,745)
                                                                                              -------            ------

         Net cash used in operating and investing activities
           (balance carried forward)                                                           (3,060)          (23,251)
                                                                                              -------           ------



                           Camco Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                        For the six months ended June 30,
                                 (In thousands)

                                                                                                 1998              1997
                                                                                                             (Restated)
         Net cash used in operating and investing activities
           (balance brought forward)                                                         $ (3,060)        $ (23,251)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                                      5,086            12,325
  Proceeds from Federal Home Loan Bank advances and other borrowings                           39,500           462,100
  Repayment of Federal Home Loan Bank advances and other borrowings                           (27,729)         (454,055)
  Dividends paid on common stock                                                               (1,040)             (845)
  Proceeds from exercise of stock options                                                         110                -
  Decrease in advances by borrowers for taxes and insurance                                      (769)             (754)
                                                                                               ------           -------
         Net cash provided by financing activities                                             15,158            18,771
                                                                                               ------           -------

Increase (decrease) in cash and cash equivalents                                               12,098            (4,480)

Cash and cash equivalents at beginning of period                                               22,904            20,977
                                                                                               ------           -------

Cash and cash equivalents at end of period                                                    $35,002         $  16,497
                                                                                               ======          ========


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                                       $11,819           $10,893
                                                                                               ======            ======

    Income taxes                                                                             $  1,476         $     962
                                                                                              =======          ========

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                   $       20        $       -
                                                                                            =========         ========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                             $  1,214         $     292
                                                                                              =======          ========

  Transfer from loans to real estate acquired through foreclosure                          $       88         $     260
                                                                                            =========          ========


Supplemental disclosure of noncash financing activities:
  Acquisition of treasury stock in exchange for exercise of
    stock options                                                                          $       42        $       -
                                                                                            =========         ========


                           Camco Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         During 1997, the Board of Directors of Camco Financial Corporation ("Camco" or the "Corporation") approved a business combination whereby GF Bancorp, Inc. ("GF Bancorp"), the parent company of Germantown Federal Savings Bank ("Germantown Federal"), would merge with and into the Corporation, and Germantown Federal would merge with and into First Federal Savings Bank of Washington Court House, a subsidiary of the Corporation. The merger was approved by regulatory authorities in 1997, and was completed in January 1998. The business combination was accounted for as a pooling of interests and, accordingly, the assets, liabilities and capital of the respective combining companies were added together at historic carrying value.

         The December 31, 1997, consolidated statement of financial condition and the consolidated statements of earnings and cash flows for the six and three months ended June 30, 1997, as applicable, have been restated to give effect to the combination as of January 1, 1997.

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco included in Camco's Annual Report on Form 10-K for the year ended December 31, 1997. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six and three month periods ended June 30, 1998, are not necessarily indicative of the results which may be expected for the entire year.

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

3.       Earnings Per Share

         Basic earnings per share for the six and three month periods ended June 30, 1998 is computed based on 5,473,599 and 5,477,369 weighted-average shares outstanding during the respective periods.

         Basic earnings per share for each of the six and three month periods ended June 30, 1997, is computed based on 5,462,900 weighted-average shares outstanding.

                           Camco Financial Corporation

3.       Earnings Per Share (continued)

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 5,660,311 and 5,672,520 for the six and three month periods ended June 30, 1998, and 5,648,892 for each of the six and three month periods ended June 30, 1997.

         Basic and diluted earnings per share for the six and three month periods ended June 30, 1997 have been restated to give effect to the Corporation's three-for-two stock split which was effected on July 23, 1998, and for the acquisition of GF Bancorp completed in January 1998.

4.       Effects of Recent Accounting Pronouncements

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

                           Camco Financial Corporation

4.       Effects of Recent Accounting Pronouncements (continued)

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

5.       Reclassifications

         Certain   reclassifications  have  been  made  to  the  June  30,  1997 consolidated financial statements to conform to the June 30, 1998 presentation.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the three and six month periods ended June 30, 1998 and 1997


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

Since its incorporation in 1970, Camco has evolved into a full service provider of financial products to the communities served by its banking subsidiaries. Utilizing a common marketing theme committed to personalized customer service, Camco and its affiliates have grown from $22.4 million in consolidated assets in 1970 to $588.2 million of consolidated assets at June 30, 1998. Camco's level of growth is largely attributable to the acquisitions of Marietta Savings, First Federal, First Savings, and GF Bancorp and the continued expansion of product lines from the previously limited deposit and loan offerings of a heavily regulated 1970's savings and loan association, to the full array of financial service products that were the previous domain of commercial banks. Additionally, Camco's operational growth has been enhanced by vertical integration of the residential lending function through establishing mortgage banking operations in the Banks' primary market areas and, to a lesser extent, areas beyond the primary market areas, by chartering a title insurance agency.

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

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1998 and 1997


Discussion of  Financial  Condition  Changes from December 31, 1997 to June 30,
1998

At June 30, 1998, Camco's consolidated assets totaled $588.2 million, an increase of $17.1 million, or 3.0%, over the December 31, 1997 total. The increase during the current six month period was primarily funded by deposit growth of $5.3 million, an increase of $11.8 million, or 14.3%, in advances from the Federal Home Loan Bank and undistributed net earnings of $2.7 million.

Cash and interest-bearing deposits in other financial institutions totaled $35.0 million at June 30, 1998, an increase of $12.1 million, or 52.8%, over December 31, 1997 levels.

Investment securities totaled $18.6 million at June 30, 1998, a decrease of $2.5 million, or 13.4%, from the total at December 31, 1997. During the 1998 period, investment securities totaling $8.1 million were purchased, while maturities amounted to $9.7 million and sales totaled $900,000.

Mortgage-backed securities totaled $10.4 million at June 30, 1998, a decrease of $6.3 million from December 31, 1997, due primarily to sales totaling $4.6 million and principal repayments totaling $1.7 during the period. Loans receivable and loans held for sale increased by $13.0 million, or 2.7%, during the six months ended June 30, 1998, to a total of $494.6 million. The increase was primarily attributable to loan disbursements totaling $214.2 million, which were partially offset by principal repayments of $110.6 million and loan sales of $91.2 million. Loan origination volume during the 1998 six month period exceeded that of the 1997 period by $108.3 million, or 102.2%, while the volume of loan sales increased by $68.8 million year to year.

Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $3.8 million and $2.0 million at June 30, 1998 and December 31, 1997, respectively, constituting .77% and .41% of total net loans, including loans held for sale, at those dates. The consolidated allowance for loan losses totaled $1.7 million and $1.4 million at June 30, 1998 and December 31, 1997, representing 44.1% and 72.8% of nonperforming loans, respectively, at those dates. Although management believes that its allowance for loan losses at June 30, 1998, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

Deposits totaled $428.8 million at June 30, 1998, an increase of $5.3 million, or 1.3%, over December 31, 1997 levels. The increase resulted primarily from management's continuing efforts to achieve a moderate rate of growth through advertising and pricing strategies. Advances from the Federal Home Loan Bank increased by $11.8 million, or 14.3%, to a total of $94.1 million at June 30, 1998. The proceeds from deposit growth and advances from the Federal Home Loan Bank were partially used to fund loan originations for the six month period.

The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 1998, the Banks' regulatory capital exceeded all regulatory capital requirements.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1998 and 1997


Comparison of Results of Operations for the Six Months Ended June 30, 1998 and 1997

General

Camco's net earnings for the six months ended June 30, 1998 totaled $3.8 million, an increase of $1.0 million, or 32.3%, over the $2.8 million of net earnings reported in the comparable 1997 period. The increase in earnings is primarily attributable to an increase in net interest income of $930,000 and an increase in other income of $2.2 million, which were partially offset by an increase in the provision for losses on loans of $26,000, an increase in general, administrative and other expense of $1.7 million, and an increase in the provision for federal income taxes of $433,000.

Net Interest Income

Total interest income for the six months ended June 30, 1998, increased by $1.9 million, or 9.6%, generally reflecting the effects of growth in average interest-earning assets outstanding of approximately $48.0 million, which was partially offset by a decrease of one basis point in the average yield year to year, from 8.07% in 1997 to 8.06% in 1998.

Interest income on loans and mortgage-backed securities totaled $20.2 million for the six months ended June 30, 1998, an increase of $1.8 million, or 10.0%, over the comparable 1997 period. The increase resulted primarily from a $50.0 million, or 9.3%, increase in the average balance outstanding year to year.
Interest income on investments and interest-bearing deposits increased by $71,000, or 4.9%, due to an increase in average outstanding balances of $6.1 million. Interest expense on deposits increased by $263,000, or 2.9%, to a total of $9.5 million for the six months ended June 30, 1998, due primarily to an increase of $16.2 million in the average balance of deposits outstanding. Interest expense on borrowings totaled $2.4 million for the six months ended June 30, 1998, an increase of $715,000, or 41.6%, over the 1997 six month period. The increase resulted primarily from a $24.8 million increase in the average balance outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $930,000, or 10.4%, to a total of $9.9 million for the six months ended June 30, 1998. The interest rate spread decreased to approximately 3.36% for the six months ended June 30, 1998, from 3.38% for the 1997 period, while the net interest margin increased to approximately 3.65% in 1998, as compared to 3.63% in 1997.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area,

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1998 and 1997


Comparison of Results of Operations for the Six Months Ended June 30, 1998 and 1997 (continued)

Provision for Losses on Loans (continued)

and other factors related to the collectibility of the Bank's loan portfolio. The provision for losses on loans totaled $137,000 for the six months ended June 30, 1998, an increase of $26,000 over the comparable period in 1997. The current period provision generally reflects the effects of loan portfolio growth and an increase in the level of nonperforming loans. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $3.9 million for the six months ended June 30, 1998, an increase of $2.2 million, or 122.5%, over the comparable 1997 period. The increase in other income is primarily attributable to a $1.5 million increase in gains on sale of loans and an increase of $589,000 in late charges, rent and other. The increase in gains on sale of loans primarily reflects an increase in sales volume year to year. The increase in late charges, rent and other was primarily attributable to a $272,000 increase in title service fees at the Corporation's title agency subsidiary, as a result of the increase in loan origination volume, a $99,000 gain on settlement of life insurance policies and an overall increase in fees on loans and deposits due to the Corporation's growth year to year.

General, Administrative and Other Expense

General, administrative and other expense totaled $8.0 million for the six months ended June 30, 1998, an increase of $1.7 million, or 27.3%. This increase is due primarily to a $504,000, or 16.8%, increase in employee compensation and benefits, a $384,000, or 119.3%, increase in data processing expense, a $55,000, or 19.7%, increase in advertising, a $74,000, or 27.1%, increase in franchise taxes and a $571,000, or 40.6%, increase in other operating costs.

The increase in employee compensation and benefits resulted primarily from an increase in staffing levels and normal merit increases year to year. The increase in other operating expenses was due primarily to $212,000 in merger costs related to the combination with GF Bancorp in January 1998. The increases in advertising, franchise taxes and other operating expenses were due primarily to the Corporation's overall growth year to year, while the increase in data processing expenses was primarily attributable to the Corporation's conversion to a new data processing system.

Federal Income Taxes

The provision for federal income taxes totaled $1.9 million for the six months ended June 30, 1998, an increase of $433,000, or 30.5%. This increase is attributable to a $1.4 million, or 31.7%, increase in pre-tax earnings. The Corporation's effective tax rate amounted to 33.0% and 33.3% for the six months ended June 30, 1998 and 1997, respectively.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1998 and 1997


Comparison of Results of Operations for the Three Months Ended June 30, 1998 and 1997

General

Net earnings for the three months ended June 30, 1998 totaled $1.8 million, an increase of $205,000, or 13.3%, over the $1.5 million in net earnings reported in the comparable 1997 period. The increase in net earnings is primarily attributable to a $325,000 increase in net interest income, a $600,000 increase in other income and a $19,000 decrease in the provision for loan losses, which were partially offset by a $702,000 increase in general, administrative and other expense and a $37,000 increase in the provision for federal income taxes.

Net Interest Income

Total interest income for the three months ended June 30, 1998, increased by $846,000, or 8.4%, compared to the 1997 quarter. Interest income on loans and mortgage-backed securities increased by $732,000, or 7.8%, due primarily to a $43.4 million increase in the average balance outstanding year to year. Interest income on investment securities and interest-bearing deposits increased by $114,000, or 15.9%, due primarily to a $9.0 million increase in the average balance outstanding.

Total interest expense increased by $521,000, or 9.4%, for the three months ended June 30, 1998. Interest expense on deposits increased by $139,000, or 3.0%, due primarily to a $20.6 million increase in the average balance outstanding year to year. Interest expense on borrowings increased by $382,000, or 44.5%, due primarily to a $26.9 million increase in the average outstanding balance.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $325,000, or 7.1%, for the three months ended June 30, 1998, as compared to the comparable quarter in 1997. The interest rate spread was 3.23% for the 1998 quarter, compared to 3.36% in 1997, while the net interest margin was 3.54% in the 1998 quarter, compared to 3.65% in 1997.

Provision for Losses on Loans

The provision for losses on loans decreased during the three months ended June 30, 1998, by $19,000. The current period provision generally reflects the effects of loan portfolio growth year to year.

Other Income

Other income increased for the quarter ended June 30, 1998 by $600,000, or 57.9%, compared to the 1997 quarter. The increase is primarily attributable to a $466,000 increase in gain on sale of loans and an $85,000 increase in loan servicing fees, which were partially offset by a $10,000 decrease in late charges, rent and other. The increase in the gain on sale of loans is due primarily to the increased volume of fixed-rate loans originated for sale.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1997 and 1996


Comparison of Results of Operations for the Three Months Ended June 30, 1998 and 1997 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $702,000, or 21.9%, during the three months ended June 30, 1998. The increase is primarily attributable to a $78,000, or 5.3%, increase in employee compensation and benefits, a $136,000, or 32.5%, increase in occupancy and equipment, a $91,000, or 13.2%, increase in other operating expense and a $326,000, or 178.1%, increase in data processing primarily attributed to conversion related costs. The increase in employee compensation and benefits resulted primarily from normal merit increases, as well as an increase due to the hiring of additional personnel. The increase in occupancy and equipment related primarily to increased depreciation and building maintenance costs. The increase in other operating expenses generally reflects increased costs attendant to the Corporation's growth year to year.

Federal Income Taxes

Camco's provision for federal income taxes increased for the three months ended June 30, 1998, by $37,000, or 4.7%, generally reflecting the $242,000, or 10.4%, increase in pre-tax earnings year to year. The effective tax rates were 31.9% and 33.6% for the three month periods ended June 30, 1998 and 1997, respectively.


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

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1998 and 1997


Other Matters (continued)

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

                           Camco Financial Corporation
                                     PART II

ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds

         None

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

          On May 26, 1998, Camco held its Annual Meeting of Stockholders. Four matters were submitted to stockholders, for which the following votes were cast:

          Three directors were elected to terms expiring in 2001, as follows:

                                 For       Against   Abstain     Withheld
          James R. Hanawalt   1,578,967         0         0        2,575
          Anthony J. Popp     1,581,196         0         0          346
          Eric G. Spann       1,578,756         0         0        2,785

          Increase number of authorized shares of common stock from 5,000,000 to 9,000,000.

                      For            Against      Abstain          Withheld
                    1,554,694         22,034        4,814                 0

          Amend the First Ashland Financial Corporation 1995 stock option and incentive plan to allow grants to directors, officers and employees of Camco.

                     For            Against      Abstain          Withheld
                   1,539,233         23,833       18,475                 0

          Ratification of Grant Thornton LLP as auditors of Camco for the year ended December 31, 1998.

                     For            Against      Abstain          Withheld
                   1,532,984         37,811       10,747                 0

ITEM 5.  Other Information

          Any proposals of shareholders intended to be included in Corporation's proxy statement and proxy card for the 1999 Annual Meeting of Shareholders should be sent to Camco by certified mail and must be received by Camco not later than December 31, 1998. In addition, if a shareholder intends to present a proposal at the 1999 Annual Meeting without including the proposal in the proxy materials related to that meeting, and if the proposal is not received by March 10, 1999, then the proxies designated by the Board of Directors of Camco for the 1999 Annual Meeting of Shareholders of Camco may vote in their discretion on any such proposal any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for such meeting.

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8K:       None.

         Exhibits:
           27.1: Financial Data Schedule for the six months ended June 30, 1998.

           27.2:                    Restated  Financial  Data Schedule  for  the
                                    six months   ended  June  30, 1997.

           99:                      Accountants' Review Report

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:         August 12, 1998               By: /s/Larry A. Caldwell
       --------------------------               --------------------
                                                   Larry A. Caldwell
                                                   President and Chief Executive
                                                   Officer




Date:         August 12, 1998               By: /s/Gary Crane
       --------------------------               --------------------
                                                   Gary Crane
                                                   Chief Financial Officer