Form 10-Q
period 1998-09-30
CAMCO FINANCIAL CORP
filed 1998-11-16
CIK 16614

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1998
                               --------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 0-25196

                           CAMCO FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                                   51-0110823
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                      Identification Number)

814 Wheeling Avenue
Cambridge, Ohio                                               43725
------------------------------------                       ----------
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

Yes   X                                                  No

As of November 10, 1998, the latest practicable date, 5,476,580.5 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.









                               Page 1 of 20 pages

                           Camco Financial Corporation

                                      INDEX

                                                                         Page

PART I  - FINANCIAL INFORMATION

           Consolidated Statements of Financial Condition                   3

           Consolidated Statements of Earnings                              4

           Consolidated Statements of Comprehensive Income                  5

           Consolidated Statements of Cash Flows                            6

           Notes to Consolidated Financial Statements                       8

           Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                      12

           Quantitative and Qualitative Disclosures about
           Market Risk                                                     18


PART II - OTHER INFORMATION                                                19

SIGNATURES                                                                 20

                           Camco Financial Corporation
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                        September 30,      December 31,
         ASSETS                                                                                  1998              1997
                                                                                                             (Restated)
Cash and due from banks                                                                      $ 14,745          $ 12,436
Interest-bearing deposits in other financial institutions                                      23,242            10,468
                                                                                              -------           -------
         Cash and cash equivalents                                                             37,987            22,904

Investment securities available for sale - at market                                            1,319             3,573
Investment securities - at cost, approximate market value of $13,432
  and $17,536 as of September 30, 1998 and December 31, 1997                                   13,320            17,489
Mortgage-backed securities available for sale - at market                                       4,025             8,460
Mortgage-backed securities - at cost, approximate market  value of
  $5,684 and $8,311 as of September 30, 1998 and December 31, 1997                              5,577             8,207
Loans held for sale - at lower of cost or market                                                9,492             4,135
Loans receivable - net                                                                        499,761           477,517
Office premises and equipment - net                                                             9,597             8,420
Real estate acquired through foreclosure                                                          146               737
Federal Home Loan Bank stock - at cost                                                          6,993             5,492
Accrued interest receivable on loans                                                            3,456             2,972
Accrued interest receivable on mortgage-backed securities                                          70               111
Accrued interest receivable on investment securities and interest-bearing deposits                340               349
Prepaid expenses and other assets                                                               1,049             1,637
Cash surrender value of life insurance                                                          5,104             5,482
Goodwill and other intangible assets                                                            3,440             3,552
Prepaid federal income taxes                                                                       -                 99
                                                                                              -------           -------

         Total assets                                                                        $601,676          $571,136
                                                                                              =======           =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                     $434,528          $423,464
Advances from the Federal Home Loan Bank                                                      101,376            82,319
Advances by borrowers for taxes and insurance                                                   1,565             4,478
Accounts payable and accrued liabilities                                                        2,252             3,261
Dividends payable                                                                                 562               491
Accrued federal income taxes                                                                      175                -
Deferred federal income taxes                                                                   2,023             1,792
                                                                                              -------           -------
         Total liabilities                                                                    542,481           515,805

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares;
    no shares outstanding                                                                          -                 -
  Common stock - $1 par value; authorized, 8,900,000 shares, 5,480,331
    and 3,639,997 shares issued at September 30, 1998 and December 31, 1997                     5,480             3,640
  Additional paid-in capital                                                                   27,053            26,915
  Retained earnings - substantially restricted                                                 26,584            24,645
  Treasury stock - at cost                                                                        (41)               -
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                                    119               131
                                                                                              -------           -------
         Total stockholders' equity                                                            59,195            55,331
                                                                                              -------           -------

         Total liabilities and stockholders' equity                                          $601,676          $571,136
                                                                                              =======           =======



                           Camco Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                            Nine months ended        Three months ended
                                                                               September 30,            September 30,
                                                                            1998         1997         1998         1997
                                                                                   (Restated)                (Restated)
Interest income
  Loans                                                                  $29,988      $27,168      $10,214      $ 9,478
  Mortgage-backed securities                                                 621        1,029          176          337
  Investment securities                                                      820        1,337          265          391
  Interest-bearing deposits and other                                      1,510          807          537          296
                                                                          ------       ------       ------       ------
         Total interest income                                            32,939       30,341       11,192       10,502

Interest expense
  Deposits                                                                14,570       14,008        5,107        4,808
  Borrowings                                                               3,822        2,756        1,388        1,037
                                                                          ------       ------       ------       ------
         Total interest expense                                           18,392       16,764        6,495        5,845
                                                                          ------       ------       ------       ------

         Net interest income                                              14,547       13,577        4,697        4,657

Provision for losses on loans                                                186          169           49           58
                                                                          ------       ------       ------       ------

         Net interest income after provision
           for losses on loans                                            14,361       13,408        4,648        4,599

Other income
  Late charges, rent and other                                             1,868        1,094          529          344
  Loan servicing fees                                                        340          544           51          292
  Service charges and other fees on deposits                                 496          383          148          145
  Gain on sale of loans                                                    2,856          907          894          402
  Gain on sale of investment and mortgage-backed
    securities designated as available for sale                               13           -             4           -
  Gain on sale of office equipment                                             1            4            3            4
  Gain on sale of real estate acquired through foreclosure                    64           39           60            9
                                                                          ------       ------       ------       ------
         Total other income                                                5,638        2,971        1,689        1,196

General, administrative and other expense
  Employee compensation and benefits                                       5,349        4,508        1,851        1,514
  Office occupancy and equipment                                           1,499        1,266          534          437
  Federal deposit insurance premiums                                         220          214           74           70
  Data processing                                                          1,075          474          369          152
  Advertising                                                                477          380          143          101
  Franchise taxes                                                            507          390          160          117
  Amortization of goodwill                                                   113          112           38           37
  Other operating                                                          2,765        2,143          788          737
                                                                          ------       ------       ------       ------
         Total general, administrative and other expense                  12,005        9,487        3,957        3,165
                                                                          ------       ------       ------       ------

         Earnings before federal income taxes                              7,994        6,892        2,380        2,630

Federal income taxes
  Current                                                                  2,386        2,155          668          753
  Deferred                                                                   236          135          101          117
                                                                          ------       ------       ------       ------
         Total federal income taxes                                        2,622        2,290          769          870
                                                                          ------       ------       ------       ------

         NET EARNINGS                                                    $ 5,372      $ 4,602      $ 1,611      $ 1,760
                                                                          ======       ======       ======       ======

         EARNINGS PER SHARE
           Basic                                                           $0.98        $0.84        $0.29        $0.32
                                                                            ====         ====         ====         ====

           Diluted                                                         $0.96        $0.81        $0.28        $0.31
                                                                            ====         ====         ====         ====


                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     For the nine months ended September 30,
                                 (In thousands)


                                                              1998            1997
Net earnings                                                $5,372          $4,602

Unrealized gains (losses) on securities:
  Unrealized holding gains/losses during the
    period, net of tax                                          (3)              9

Reclassification adjustment for gains on sale
  included in net earnings, net of related taxes                (9)             -
                                                             -----           -----

Comprehensive income                                        $5,360          $4,611
                                                             =====           =====

Accumulated other comprehensive income                      $  119          $  131
                                                             =====           =====



                           Camco Financial Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30,
                                 (In thousands)


                                                                                               1998                1997
                                                                                                             (Restated)
Cash flows from operating activities:
  Net earnings for the period                                                              $  5,372            $  4,602
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                             (518)               (367)
    Amortization of premiums and discounts on investment
      and mortgage-backed securities - net                                                        1                  41
    Amortization of goodwill                                                                    113                 112
    Amortization of purchase accounting adjustments - net                                       268                  -
    Depreciation and amortization                                                               680                 536
    Provision for losses on loans                                                               186                 169
    Gain on sale of real estate acquired through foreclosure                                    (64)                (39)
    Federal Home Loan Bank stock dividends                                                     (332)               (253)
    Gain on sale of loans                                                                    (1,113)               (464)
    Gain on sale of premises and equipment                                                        1                  -
    Gain on sale of investment and mortgage-backed securities
      designated as available for sale                                                          (13)                 -
    Loans originated for sale in the secondary market                                      (149,721)            (50,270)
    Proceeds from sale of loans in the secondary market                                     145,477              48,278
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                              (434)               (107)
      Prepaid expenses and other assets                                                         587                (481)
      Accrued interest and other liabilities                                                   (937)             (1,505)
      Federal income taxes:
        Current                                                                                 274                 482
        Deferred                                                                                236                 135
                                                                                            -------             -------
         Net cash provided by operating activities                                               63                 869

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities                                          14,684              17,599
  Proceeds from sale of investment securities designated as available for sale                  900                  -
  Proceeds from sale of mortgage-backed securities designated
    as available for sale                                                                     4,612                  -
  Purchase of investment securities designated as available for sale                           (150)               (530)
  Purchase of investment securities designated as held to maturity                           (8,999)            (11,500)
  Loan disbursements                                                                       (142,470)           (128,618)
  Principal repayments on loans                                                             120,194              83,692
  Principal repayments on mortgage-backed securities                                          2,436               3,125
  Proceeds from sale of office premises and equipment                                            22                  -
  Purchase of office premises and equipment                                                  (1,878)               (692)
  Proceeds from sales of real estate acquired through foreclosure                             1,037                 286
  Additions to real estate acquired through foreclosure                                         (19)                (59)
  Purchase of Federal Home Loan Bank stock                                                   (1,169)               (710)
  Purchase of cash surrender value of life insurance                                             -                 (332)
  Proceeds from redemption of life insurance                                                    580                  -
  Net increase in cash surrender value of life insurance                                       (202)               (210)
  Decrease in certificates of deposit in other financial institutions                            -                  990
                                                                                            -------             -------
         Net cash used in investing activities                                              (10,422)            (36,959)
                                                                                            -------             -------

         Net cash used in operating and investing activities
           (subtotal carried forward)                                                       (10,359)            (36,090)
                                                                                            -------             -------


                           Camco Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended September 30,
                                 (In thousands)


                                                                                               1998                1997
                                                                                                             (Restated)
         Net cash used in operating and investing activities
           (subtotal brought forward)                                                      $(10,359)           $(36,090)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                                   10,795              16,181
  Proceeds from Federal Home Loan Bank advances                                              62,410              39,800
  Repayment of Federal Home Loan Bank advances                                              (43,353)            (24,020)
  Dividends paid on common stock                                                             (1,607)             (1,305)
  Proceeds from sale of treasury stock                                                           -                  252
  Proceeds from exercise of stock options                                                       110                   1
  Advances by borrowers for taxes and insurance                                              (2,913)               (107)
                                                                                            -------             -------
         Net cash provided by financing activities                                           25,442              30,802
                                                                                            -------             -------

Net increase (decrease) in cash and cash equivalents                                         15,083              (5,288)

Cash and cash equivalents at beginning of period                                             22,904              20,977
                                                                                            -------             -------

Cash and cash equivalents at end of period                                                 $ 37,987            $ 15,689
                                                                                            =======             =======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                                    $ 18,954            $ 16,835
                                                                                            =======             =======

    Income taxes                                                                           $  2,000            $  1,739
                                                                                            =======             =======

Supplemental disclosure of noncash investing activities:
  Transfers of mortgage loans to real estate acquired
    through foreclosure                                                                    $    363            $    914
                                                                                            =======             =======

  Unrealized gains (losses) on investments and mortgage-backed
    securities designated as available for sale                                            $    (12)           $      9
                                                                                            =======             =======

  Recognition of mortgage servicing rights in
    accordance with SFAS No. 125                                                           $  1,743            $    443
                                                                                            =======             =======

  Transfer of mortgage-backed securities from held to maturity
    classification to available for sale                                                   $  1,344            $     -
                                                                                            =======             =======

Supplemental disclosure of noncash financing activities:
  Acquisition of treasury stock in exchange for exercise
    of stock options                                                                       $     41            $     -
                                                                                            =======             =======

  Shares issued in conjunction with the three-for-two stock split                          $  1,826            $     -
                                                                                            =======             =======


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

         The December 31, 1997 consolidated statement of financial condition and the consolidated statements of earnings and cash flows for the nine and three months ended September 30, 1997, as applicable, have been restated to give effect to the combination as of January 1, 1997.

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco included in Camco's Annual Report on Form 10-K for the year ended December 31, 1997. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine and three month periods ended September 30, 1998, are not necessarily indicative of the results which may be expected for the entire year.

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

3.       Earnings Per Share

         Basic earnings per share for the nine and three month periods ended September 30, 1998, is computed based on 5,477,041 and 5,473,599 weighted-average shares outstanding during the respective periods.

         Basic earnings per share for each of the nine and three month periods ended September 30, 1997, is computed based on 5,462,906 and 5,462,900 weighted-average shares outstanding during the respective periods.

                           Camco Financial Corporation

3.       Earnings Per Share (continued)

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 5,615,851 and 5,658,329 for the nine and three month periods ended September 30, 1998, and 5,649,558 and 5,656,095 for each of the nine and three month periods ended September 30, 1997.

         Basic and diluted earnings per share for the nine and three month periods ended September 30, 1997, have been restated to give effect to the Corporation's three-for-two stock split which was effected on July 23, 1998, and for the acquisition of GF Bancorp completed in January 1998.

4.       Effects of Recent Accounting Pronouncements

         In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and
         Extinguishments of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets which provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

                           Camco Financial Corporation

4.       Effects of Recent Accounting Pronouncements (continued)

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

         The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Corporation's financial statements.


5.       Reclassifications

         Certain reclassifications have been made to the September 30, 1997 consolidated financial statements to conform to the September 30, 1998 presentation.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 1998 and 1997


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

Since its incorporation in 1970, Camco has evolved into a full service provider of financial products to the communities served by its banking subsidiaries. Utilizing a common marketing theme committed to personalized customer service, Camco and its affiliates have grown from $22.4 million in consolidated assets in 1970 to $601.7 million of consolidated assets at September 30, 1998. Camco's level of growth is largely attributable to the acquisitions of Marietta Savings, First Federal, First Savings, and GF Bancorp and the continued expansion of product lines from the previously limited deposit and loan offerings of a heavily regulated 1970's savings and loan association, to the full array of financial service products that were the previous domain of commercial banks. Additionally, Camco's operational growth has been enhanced by vertical integration of the residential lending function through establishing mortgage banking operations in the Banks' primary market areas and, to a lesser extent, in areas beyond the primary market areas and by chartering a title insurance agency.

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

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1998 and 1997


Discussion of Financial Condition Changes from December 31, 1997 to September 30, 1998

At September 30, 1998, Camco's consolidated assets totaled $601.7 million, an increase of $30.5 million, or 5.3%, over the December 31, 1997 total. The increase during the current nine month period was primarily funded by deposit growth of $11.1 million, an increase of $19.1 million in advances from the Federal Home Loan Bank and undistributed net earnings of $3.8 million.

Cash and interest-bearing deposits in other financial institutions totaled $38.0 million at September 30, 1998, an increase of $15.1 million, or 65.9%, over December 31, 1997 levels.

Investment securities totaled $14.6 million at September 30, 1998, a decrease of $6.4 million, or 30.5%, from the total at December 31, 1997. During the 1998 period, investment securities totaling $9.1 million were purchased, while maturities amounted to $14.7 million and sales totaled $900,000.

Mortgage-backed securities totaled $9.6 million at September 30, 1998, a decrease of $7.1 million from December 31, 1997, due primarily to sales totaling $4.6 million and principal repayments totaling $2.4 million during the period. Loans receivable and loans held for sale increased by $27.6 million, or 5.7%, during the nine months ended September 30, 1998, to a total of $509.3 million. The increase was primarily attributable to loan disbursements totaling $292.2 million, which were partially offset by principal repayments of $120.2 million and loan sales of $144.4 million. Loan origination volume during the 1998 nine month period exceeded that of the 1997 period by $113.3 million, or 63.3%, while the volume of loan sales increased by $96.6 million year to year.

Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $3.3 million and $2.0 million at September 30, 1998 and December 31, 1997, respectively, constituting .66% and .41% of total net loans, including loans held for sale, at those dates. The consolidated allowance for loan losses totaled $1.7 million and $1.4 million at September 30, 1998 and December 31, 1997, representing 51.4% and 72.8% of nonperforming loans, respectively, at those dates. Although management believes that its allowance for loan losses at September 30, 1998, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

Deposits totaled $434.5 million at September 30, 1998, an increase of $11.1 million, or 2.6%, over December 31, 1997 levels. The increase resulted primarily from management's continuing efforts to achieve a moderate rate of growth through advertising and pricing strategies. Advances from the Federal Home Loan Bank increased by $19.1 million, or 23.2%, to a total of $101.4 million at September 30, 1998. The proceeds from deposit growth and advances from the Federal Home Loan Bank were primarily used to fund loan originations for the nine month period.

The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 1998, the Banks' regulatory capital exceeded all regulatory capital requirements.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1998 and 1997


Comparison of Results of Operations for the Nine Months Ended September 30, 1998 and 1997

General

Camco's net earnings for the nine months ended September 30, 1998 totaled $5.4 million, an increase of $770,000, or 16.7%, over the $4.6 million of net earnings reported in the comparable 1997 period. The increase in earnings was primarily attributable to an increase in net interest income of $970,000 and an increase in other income of $2.7 million, which were partially offset by an increase in the provision for losses on loans of $17,000, an increase in general, administrative and other expense of $2.5 million, and an increase in the provision for federal income taxes of $331,000.

Net Interest Income

Total interest income for the nine months ended September 30, 1998, increased by $2.6 million, or 8.6%, generally reflecting the effects of growth in average interest-earning assets outstanding of approximately $55.6 million.

Interest income on loans and mortgage-backed securities totaled $30.6 million for the nine months ended September 30, 1998, an increase of $2.4 million, or 8.6%, over the comparable 1997 period. The increase resulted primarily from a $40.1 million, or 8.7%, increase in the average balance outstanding year to year. Interest income on investments and interest-bearing deposits increased by $186,000, or 8.7%, due primarily to a $4.0 million increase in the average outstanding balance. Interest expense on deposits increased by $562,000, or 4.0%, to a total of $14.6 million for the nine months ended September 30, 1998, due primarily to an increase of $17.5 million in the average balance of deposits outstanding. Interest expense on borrowings totaled $3.8 million for the nine months ended September 30, 1998, an increase of $1.1 million, or 38.7%, over the 1997 nine month period. The increase resulted primarily from a $25.2 million increase in the average balance outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $970,000, or 7.1%, to a total of $14.5 million for the nine months ended September 30, 1998. The interest rate spread decreased to approximately 3.26% for the nine months ended September 30, 1998, from 3.30% for the 1997 period, while the net interest margin decreased to approximately 3.54% in 1998, compared to 3.68% in 1997.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks' market areas,

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1998 and 1997


Comparison of Results of Operations for the Nine Months Ended September 30, 1998 and 1997 (continued)

Provision for Losses on Loans (continued)

and other factors related to the collectibility of the Bank's loan portfolio. The provision for losses on loans totaled $186,000 for the nine months ended September 30, 1998, an increase of $17,000 over the comparable period in 1997. The current period provision generally reflects the effects of loan portfolio growth and an increase in the level of nonperforming loans. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $5.6 million for the nine months ended September 30, 1998, an increase of $2.7 million, or 89.8%, over the comparable 1997 period. The increase in other income is primarily attributable to a $1.9 million increase in gains on sale of loans and an increase of $774,000 in late charges, rent and other. The increase in gains on sale of loans primarily reflects an increase in sales volume year to year. The increase in late charges, rent and other was primarily attributable to a $369,000 increase in title service fees at the Corporation's title agency subsidiary, as a result of the increase in loan origination volume, a $99,000 gain on settlement of life insurance policies and an overall increase in fees on loans and deposits due to the Corporation's growth year to year.

General, Administrative and Other Expense

General, administrative and other expense totaled $12.0 million for the nine months ended September 30, 1998, an increase of $2.5 million, or 26.5%. This increase is due primarily to an $841,000, or 18.7%, increase in employee compensation and benefits, a $233,000, or 18.4%, increase in office occupancy and equipment, a $601,000, or 126.8%, increase in data processing expense, a $97,000, or 25.5%, increase in advertising, a $117,000, or 30.0%, increase in franchise taxes and a $622,000, or 29.0%, increase in other operating costs.

The increase in employee compensation and benefits resulted primarily from an increase in staffing levels and normal merit increases year to year. The increase in office occupancy and equipment was due primarily to increased depreciation and building maintenance costs. The increase in other operating expenses included $212,000 in merger costs recorded in 1998 related to the merger with GF Bancorp in January 1998. The increases in advertising, franchise taxes and other operating expenses were due primarily to the Corporation's overall growth year to year, while the increase in data processing expenses was primarily attributable to the Corporation's conversion to a new data processing system.

Federal Income Taxes

The provision for federal income taxes totaled $2.6 million for the nine months ended September 30, 1998, an increase of $331,000, or 14.5%. This increase is attributable to a $1.1 million, or 16.0%, increase in pre-tax earnings. The Corporation's effective tax rate was 32.8% and 33.2% for the nine months ended September 30, 1998 and 1997, respectively.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1998 and 1997


Comparison of Results of Operations for the Three Months Ended September 30, 1998 and 1997

General

Net earnings for the three months ended September 30, 1998 totaled $1.6 million, a decrease of $149,000, or 8.5%, from the $1.8 million in net earnings reported in the comparable 1997 period. The decrease in net earnings is primarily attributable to a $792,000 increase in general, administrative and other expense, which was partially offset by a $40,000 increase in net interest income, a $493,000 increase in other income, an $11,000 decrease in the provision for loan losses and a $101,000 decrease in the provision for federal income taxes.

Net Interest Income

Total interest income for the three months ended September 30, 1998, increased by $690,000, or 6.6%, compared to the 1997 quarter. Interest income on loans and mortgage-backed securities increased by $575,000, or 5.9%, due primarily to a $36.5 million increase in the average balance outstanding year to year. Interest income on investment securities and interest-bearing deposits increased by $115,000, or 16.7%, due primarily to a $9.3 million increase in the average balance outstanding.

Total interest expense increased by $650,000, or 11.1%, for the three months ended September 30, 1998, compared to the 1997 quarter. Interest expense on deposits increased by $299,000, or 6.2%, due primarily to a $19.1 million increase in the average balance outstanding year to year. Interest expense on borrowings increased by $351,000, or 33.8%, due primarily to a $26.8 million increase in the average outstanding balance.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $40,000, or .9%, for the three months ended September 30, 1998, compared to the comparable quarter in 1997. The interest rate spread was 3.05% for the 1998 quarter, compared to 3.30% in 1997, while the net interest margin was 3.34% in the 1998 quarter, compared to 3.60% in 1997.

Provision for Losses on Loans

The provision for losses on loans amounted to $49,000 during the three months ended September 30, 1998, a decrease of $9,000, or 15.5%, compared to the same period in 1997. The current period provision generally reflects the effects of loan portfolio growth year to year.

Other Income

Other income increased for the quarter ended September 30, 1998 by $493,000, or 41.2%, compared to the 1997 quarter. The increase is primarily attributable to a $492,000 increase in gain on sale of loans and a $185,000, or 53.8%, increase in late charges, rent and other, which were partially offset by a $241,000, or 82.5%, decrease in loan servicing fees. The increase in the gain on sale of loans is due primarily to the increased volume of fixed-rate loans originated for sale, while the decrease in loan servicing fees generally reflects the effects of an increase in amortization expense of capitalized mortgage servicing rights, due primarily to the high volume of loan refinance activity.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1998 and 1997


Comparison of Results of Operations for the Three Months Ended September 30, 1998 and 1997 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $792,000, or 25.0%, during the three months ended September 30, 1998, compared to the same period in 1997. The increase is primarily attributable to a $337,000, or 22.3%, increase in employee compensation and benefits, a $97,000, or 22.2%, increase in occupancy and equipment, a $51,000, or 6.9%, increase in other operating expense and a $217,000, or 142.8%, increase in data processing primarily attributed to conversion related costs. The increase in employee compensation and benefits resulted primarily from normal merit increases, as well as an increase due to the hiring of additional personnel coincident with the Corporation's overall growth. The increase in occupancy and equipment related primarily to increased depreciation and building maintenance costs. The increase in other operating expenses generally reflects increased costs attendant to the Corporation's overall growth year to year.

Federal Income Taxes

Camco's provision for federal income taxes decreased for the three months ended September 30, 1998, by $101,000, or 11.6%, generally reflecting the $250,000, or 9.5%, decrease in pre-tax earnings year to year. The effective tax rates were 32.3% and 33.1% for the three month periods ended September 30, 1998 and 1997, respectively.


Year 2000 Compliance Matters

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1996 the Corporation began evaluating the status of all of its technological systems which included its state of readiness in addressing the Y2K issue. After the analysis was completed, a technology plan was developed and implementation of the plan started in mid 1997.

As the Corporation is primarily dependent on a third party data processing service bureau for maintaining customer records and financial systems, a task force was formed to identify a service bureau that would meet the current and future technology needs of the Corporation and who would be Y2K compliant. The new service bureau was identified and conversion of all data systems of the Banks will be completed in the fourth quarter of 1998. As a part of the conversion process, all of the data processing hardware and software in the Banks was replaced and has been tested as being Y2K compliant.

The Corporation has identified other third party vendors and commercial borrowers and if they are deemed critical to the banking operations, a review of their Y2K readiness is conducted. Contingency plans are being developed in which the Corporation will seek alternative sources for critical services provided by third party vendors who it is deemed will not be Y2K compliant.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1998 and 1997


Year 2000 Compliance Matters (continued)

The final phase of the Corporation's technology plan involves the testing of the systems in place to ensure Y2K readiness. The Corporation's service bureau is ahead of schedule in the upgrading of its systems and has now reached the testing phase. The tests are being conducted in accordance with recommendations published by the Federal Financial Institutions Examination Council ("FFIEC"). The Corporation's testing of all types of transactions through the service bureau will be completed in the first quarter of 1999. The Corporation's plan also calls for the testing of non-information technology hardware and where necessary, either the repair or replacement of those systems if they are found not to be non-Y2K compliant.

The Corporation estimates that the cost of converting and replacing information and non-information technology systems will fall within a range of $1.5 million and $1.75 million with at least 75% being capitalized (which relates to a discretionary management decision to upgrade existing information technology systems). Because of unknown external risks associated with this issue, the Corporation cannot quantify the consequences and uncertainty involved beyond those already identified, however, management believes such remaining external risks will not have a material adverse effect on the Corporation's financial condition or results of operations. The Corporation is presently completing its analysis of its vulnerability to third-party vendors (other than its new service bureau), most of which are insignificant to consolidated operations.

Quantitative and Qualitative Disclosures about Market Risk

This response is incorporated herein by reference from the discussion under the sub-caption "Asset and Liability Management" of the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the Company's 1997 Annual Report, included as Part II, Item 6 of the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

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

           None

ITEM 5.  Other Information

           None

ITEM 6.  Exhibits and Reports on Form 8-K

           Reports on Form 8-K:           None.

           Exhibits:
             27.1: Financial Data Schedule for the nine months ended September 30, 1998.

             27.2: Restated Financial Data Schedule for the nine months ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    November 10, 1998             By: /s/Larry A. Caldwell
     --------------------------            --------------------------------
                                           Larry A. Caldwell
                                           President and Chief Executive Officer




Date:    November 10, 1998             By: /s/Gary Crane
    --------------------------             ---------------------------------
                                           Gary Crane
                                           Chief Financial Officer