Form 10-K
period 1998-12-31
CAMCO FINANCIAL CORP
filed 1999-03-31
CIK 16614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1998

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

                   814 Wheeling Avenue, Cambridge, Ohio 43725
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (740) 432-5641

           Securities registered pursuant to Section 12(b) of the Act:
        None                                            None
(Title of Each Class)                    (Name of exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, $1 par value per share
                                (Title of Class)

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____.

         Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale reported as of March 29, 1999, was $69.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

          The registrant's revenues for the fiscal year ended December 31, 1998, were $51.8 million. 5,474,036.50 shares of the Registrant's common stock were outstanding on March 22, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:

          Part III of Form 10-K: Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders

                                     PART I
Item 1. Business.

General

         Camco Financial Corporation ("Camco") is a multiple savings and loan holding company organized under Delaware law in 1970. Through its wholly-owned subsidiaries, Cambridge Savings Bank ("Cambridge Savings"), Marietta Savings Bank ("Marietta Savings"), First Federal Savings Bank of Washington Court House ("First Federal") and First Federal Bank for Savings ("First Savings"), Camco is engaged in the financial services business in Ohio, Kentucky and West Virginia. East Ohio Land Title Agency, Inc. ("East Ohio"), a wholly-owned subsidiary of Camco, is engaged in the title insurance agency business.

         The acquisition by Camco of GF Bancorp, Inc., a Delaware corporation, and its wholly-owned subsidiary, Germantown Federal Savings Bank, a federal savings bank ("Germantown Federal"), was completed in January 1998 (the "Germantown Merger"), in a combination accounted for as a pooling of interest. In connection with the Germantown Merger, Germantown Federal, which had its main office in Germantown, Ohio and a branch office in New Lebanon, Ohio, merged into First Federal.

         In October 1996, the merger of First Ashland Financial Corporation, a Kentucky corporation, with and into Camco (the "Ashland Merger") was completed. Pursuant to the Ashland Merger, First Savings, which has its main office and a full-service branch office in Ashland, Kentucky, a full-service branch office in Russell, Kentucky, and a loan origination office in Huntington, West Virginia, became a wholly-owned subsidiary of Camco. The Ashland Merger was accounted for under the purchase method.

         First Federal was acquired by Camco in 1988. First Federal has its main office and a full-service branch office in Washington Court House, loan origination offices in Chillicothe, Circleville, Miamisburg, Powell and Wilmington, Ohio, and, as a result of the Germantown Merger, full-service branch offices in Germantown and New Lebanon, Ohio.

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

         Cambridge Savings and Marietta Savings each own 50% of the outstanding stock of Camco Mortgage Corporation ("CMC"), a service corporation engaged in mortgage lending and related activities in central and southeastern Ohio. Marietta Savings owns 100% of the outstanding stock of WestMar Mortgage Company ("WestMar"), a service corporation engaged in mortgage lending activities, primarily in Wood County, West Virginia. First Savings owns 100% of the stock of First S&L Corporation, a Kentucky corporation incorporated in 1975 for the purpose of acquiring stock in a data processing company located in Cincinnati, Ohio. East Ohio Land Title Agency, Inc. ("East Ohio"), a wholly-owned subsidiary of Camco, is engaged in the title insurance agency business.

         The financial statements for Camco and its subsidiaries are prepared on a consolidated basis. The information as of and for the years ended December 31, 1994 through 1997, inclusive, has been restated in this document and the consolidated financial statements to reflect the effects of the Germantown Merger. The principal source of revenue for Camco on an unconsolidated basis is dividends from the Banks. Payment of dividends to Camco by the Banks is subject to various regulatory restrictions and tax considerations. See "REGULATION."

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


Consolidated statements of                                                           At December 31,
financial condition:                                             1998         1997          1996         1995         1994
                                                               ------       ------        ------       ------       ------
                                                                                      (In thousands)
Total amount of:
     Assets                                                    $637,135      $570,170     $517,488      $394,892     $371,489
     Interest-bearing deposits in other financial
       institutions                                              22,609        10,473       10,875        5,772        13,105
     Investment securities available for sale - at market         1,307         3,572        7,177        8,634         2,978
     Investment securities - at cost                             10,962        17,489       21,844       19,283        34,835
     Mortgage-backed securities available for sale - at
       market                                                     3,476         8,447       10,148       11,954         1,464
     Mortgage-backed securities - at cost                         5,019         8,207       10,700        5,002        17,724
     Loans receivable - net (1)                                 548,669       481,501      420,818      321,005       282,722
     Deposits                                                   443,227       422,368      398,161      326,996       307,643
     FHLB advances and other borrowings                         125,483        82,319       58,354       27,078        26,511
     Stockholders' equity - substantially restricted             60,139        55,331       51,391       34,029        30,885



---------------------------

(1)  Includes loans held for sale.


Consolidated statements of earnings:                                                 Year ended December 31,
                                                                 1998         1997         1996          1995         1994
                                                                           (In thousands, except per share data)
Total interest income                                           $44,283       $41,217     $32,812       $28,833       $22,896
Total interest expense                                           24,852        22,778      17,811        16,022        11,978
                                                                 ------        ------      ------        ------        ------
Net interest income                                              19,431        18,439      15,001        12,811        10,918
Provision for losses on loans                                       250           385         141           143            99
                                                                 ------        ------      ------        ------        ------
Net interest income after provision for loan losses              19,181        18,054      14,860        12,668        10,819
Other income                                                      7,552         3,945       3,700         3,418         2,694
General, administrative and other expense                        16,319        13,733      13,762        10,046         9,365
                                                                 ------        ------      ------        ------        ------
Earnings before federal income taxes                             10,414         8,266       4,798         6,040         4,148
Federal income taxes                                              3,410         2,922       1,588         2,064         1,403
                                                                 ------        ------      ------        ------        ------
Net earnings                                                    $ 7,004       $ 5,344     $ 3,210       $ 3,976       $ 2,745
                                                                 ======        ======      ======        ======        ======
Earnings per share: (1)
   Basic                                                        $  1.28       $  0.98     $  0.75       $  1.02       $  0.79
                                                                 ======        ======      ======        ======        ======
   Diluted                                                      $  1.25       $  0.96     $  0.73       $  1.02       $  0.79
                                                                 ======        ======      ======        ======        ======




Selected financial ratios:                                                 At or for the year ended December 31,
                                                                 1998         1997        1996          1995          1994
                                                               ------       ------      ------        ------        ------
Return on average assets (2)                                      1.16%         .98%       .70%         1.04%          .79%
Return on average equity (2)                                     12.13        10.01       7.52         12.25          9.69
Average equity to average assets (2)                              9.56         9.81       9.36          8.47          8.12
Dividend payout ratio (3)                                        32.89        51.16      53.33         34.91         25.40



--------------------------

(1) Earnings per share has been adjusted to give effect to the Germantown Merger and a three-for-two stock split which were effected during 1998 and the 5% stock dividends which were effected during each of the years ended December 31, 1997, 1996 and 1995.
(2) Ratios are based upon the mathematical average of the balances at the beginning and the end of the year.
(3)  Represents dividends per share divided by basic earnings per share.


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

         Loan Portfolio Composition. The following table presents certain information in respect of the composition of Camco's loan portfolio, including loans held for sale, at the dates indicated:

                                                                  At December 31,
                                   1998              1997              1996               1995                1994
                                   -------           -------           -------            -------             ----
                                        Percent          Percent           Percent              Percent             Percent
                                             of               of                of                   of                  of
                                          total            total             total                total               total
                                 Amount   loans    Amount  loans    Amount   loans      Amount    loans    Amount     loans
Type of loan:
   Construction               $  37,169    6.8%  $ 14,505    3.0% $ 20,489    4.9%    $ 20,134      6.3%  $ 22,267      7.9%
   Existing residential         485,107   88.4    431,646   89.7   370,648   88.0      271,637     84.6    233,433     82.6
   properties (1)
   Nonresidential real estate    15,019    2.7     11,294    2.3    12,529    3.0       11,486      3.6     14,845      5.2
   Developed building lots        3,895     .7      1,870    0.4     1,406    0.3          965      0.3      1,147      0.4
   Education loans                2,096     .4      2,224    0.5     2,037    0.5        2,728      0.9      2,799      1.0
   Consumer and other
     loans (2)                   29,835    5.5     32,430    6.7    25,180    6.0       24,554      7.6     20,026      7.1
                                -------  -----    -------  -----  --------  -----      -------    -----    -------    -----
       Total                    573,121  104.5    493,969  102.6   432,289  102.7      331,504    103.3    294,517    104.2
Less:
   Undisbursed loans in         (22,262)  (4.1)   (10,059)  (2.1)   (9,292)  (2.2)      (8,724)    (2.7)    (9,764)    (3.5)
   process
   Unamortized yield               (407)   (.1)      (813)  (0.2)     (806)  (0.2)        (647)    (0.2)      (992)    (0.3)
   adjustments
   Allowance for loan losses     (1,783)   (.3)    (1,596)  (0.3)   (1,373)  (0.3)      (1,128)    (0.4)    (1,039)    (0.4)
                                -------  -----    -------  -----  --------  -----      -------    -----    -------    -----

Total loans, net               $548,669  100.0%  $481,501  100.0% $420,818  100.0%    $321,005    100.0%  $282,722    100.0%
                                =======  =====    =======  =====  ========  =====      ========   =====    =======    =====



--------------------------

(1)  Includes loans held for sale.
(2)  Includes second mortgage loans.


         Camco's loan portfolio was approximately $548.7 million at December 31, 1998, and represented 86.1% of total assets.

         Loan  Maturity  Schedule.   The  following  table  sets  forth  certain
information as of December 31, 1998, regarding the dollar amount of loans maturing in Camco's portfolio based on the contractual terms to maturity of the loans. Demand loans, loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.

                                      Due during the year
                                             ending                            Due in
                                          December 31,       Due in Years   years after
                                              1999             2000-2004       2004         Total
                                                             (In thousands)
Real estate loans (1):
   One- to four- family                    $16,798            $48,365       $409,825     $474,988
   Multifamily and nonresidential              987              6,348         26,486       33,821
   Consumer and other loans                  4,539             14,877         12,515       31,931
                                            ------             ------        -------      -------

      Total                                $22,324            $69,590       $448,826     $540,740
                                            ======             ======        =======      =======

--------------------------

(1) Excludes loans held for sale of $10.1 million and does not consider the effects of unamortized yield adjustments of $407,000 and allowance for loan losses of $1.8 million.

         The following table sets forth at December 31, 1998, the dollar amount of all loans due after one year from December 31, 1998, which have predetermined interest rates and have floating or adjustable interest rates:


                                                  Due after
                                               December 31, 1999
                                                (In thousands)
Fixed rate of interest                            $167,203
Adjustable rate of interest                        351,213
                                                   -------
     Total                                        $518,416
                                                   =======

         Generally, loans originated by the Banks are on a fully amortized basis. The Banks have no rollover provisions in their loan documents and anticipate that loans will be paid in full by the maturity date.

         Residential Loans. The primary lending activity of the Banks has been the origination of conventional loans for the acquisition or construction of single-family residences. At December 31, 1998, 88.4% the total outstanding loans consisted of loans secured by mortgages on one- to four-family residential properties. The Banks also originate loans on multifamily housing (over four units) and condominiums. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon.

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

         From time to time, the Banks originate ARMs which have an initial interest rate that is lower than the sum of the specified index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully indexed level. The Banks attempt to reduce the risk by underwriting such loans at the fully indexed rate. None of the Banks' ARMs have negative amortization features.

         Residential mortgage loans offered by the Banks are usually for terms of 10 to 30 years, which could have an adverse effect upon earnings if the loans do not reprice as quickly as the cost of funds. To minimize such effect, the Banks emphasize the origination of ARMs and sell fixed-rate loans when conditions favor such a sale. Furthermore, experience reveals that, as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods which are substantially shorter than the maturity of such loans.

         Of the total mortgage loans originated by the Banks during the year ended December 31, 1998, 37.7% were ARMs and 62.3% were fixed-rate loans. Adjustable-rate loans comprised 66.2% of Camco's total outstanding loans at December 31, 1998.

         Construction Loans. The Banks offer residential construction loans both to owner-occupants and to builders for homes being built under contract with owner-occupants. The Banks also make loans to persons constructing projects for investment purposes. At December 31, 1998, a total of $37.2 million, or approximately 6.8% of Camco's total loans, consisted of construction loans, primarily for one- to four-family properties.

         Construction loans to owner-occupants are typically adjustable-rate long-term loans on which the borrower pays only interest during the construction period. Some construction loans to builders, however, have terms of up to 18 months at fixed rates of interest.

         Construction loans for investment properties involve greater underwriting and default risks to the Banks than do loans secured by mortgages on existing properties or construction loans for single-family residences. Loan funds are advanced upon the security of the project under construction, which is more difficult to value in the case of investment properties before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate precisely the total loan funds required to complete a project and the related Loan-to-Value Ratios. In the event a default on a construction loan occurs and foreclosure follows, Camco could be adversely affected in that it would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 1998, the Banks had fourteen construction loans in the amount of $5.3 million on investment properties.

         Nonresidential Real Estate Loans. The Banks originate loans secured by mortgages on nonresidential real estate, including retail, office and other types of business facilities and apartment projects containing 36 or more units. Nonresidential real estate loans are generally made on an adjustable-rate basis for terms of up to 20 years. Nonresidential real estate loans originated by the Banks generally have an LTV of 80% or less. The largest nonresidential real estate loan outstanding at December 31, 1998, was a $3.3 million loan secured by two multi-unit apartment complexes. Nonresidential real estate loans comprised 2.7% of total loans at December 31, 1998.

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

         Federal law limits an association's investment in nonresidential real estate loans to 400% of the association's capital. At December 31, 1998, Camco's investment in nonresidential real estate loans was approximately 25.0% of its total capital.

         Consumer Loans. The Banks make various types of consumer loans, including loans made to depositors on the security of their savings deposits, automobile loans, education loans, home improvement loans, home equity line of credit loans and unsecured personal loans. Home equity loans and unsecured loans are generally made at a variable rate of interest tied to the base rate on corporate loans, posted by 75% of the nation's 30 largest banks, as reported in The Wall Street Journal. Home equity loans are for terms of up to 10 years. Most other consumer loans are generally made at fixed rates of interest for terms of up to 10 years. The risk of default on consumer loans during an economic recession is greater than for residential mortgage loans. At December 31, 1998, education, consumer and other loans constituted 5.8% of Camco's total loans.

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

     The loan origination process is decentralized, with each of the Banks having autonomy in loan processing and approval for its respective market area. Mortgage loan applications from potential borrowers are taken by one of the loan officers of the Bank originating the loan, after which they are forwarded to the Bank's loan department for processing. On new loans, the loan department typically obtains a credit report, verification of employment and other documentation concerning the borrower and orders an appraisal of the fair market value of the real estate which will secure the loan. The real estate is thereafter physically inspected and appraised by a staff appraiser or by a designated fee appraiser approved by the Board of Directors of the originating Bank. Upon the completion of the appraisal and the receipt of all necessary information regarding the borrower, the mortgage loan application is submitted to the Bank's loan committee for approval. If the loan is approved, an attorney's opinion of title or title insurance is obtained on the real estate which will secure the loan. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name the originating Bank as an insured mortgagee.

     The procedure for approval of construction loans is the same as for residential mortgage loans, except that the appraiser evaluates the building plans, construction specifications and construction cost estimates. The originating Bank also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

     Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

     Loan Originations, Purchases and Sales. The Banks have been actively originating new 30-year, 15-year and 10-year fixed-rate real estate loans as well as adjustable-rate real estate loans and consumer loans. Generally all residential fixed-rate loans made by the Banks are originated on documentation which will permit a possible sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or other secondary mortgage market participants. When a mortgage loan is sold to the FHLMC, the selling Bank services the loan by collecting monthly payments of principal and interest and forwarding such payments to the FHLMC, net of a servicing fee. Fixed-rate loans not sold to the FHLMC and all of the ARMs originated by the Banks are held in the Banks' loan portfolios. During the year ended December 31, 1998, Camco sold approximately $205.9 million in loans to the FHLMC and others. Gross income from loans serviced by Camco for others was $1.1 million for the year ended December 31, 1998.

     From time to time, the Banks sell participation interests in mortgage loans originated by them and purchase whole loans or participation interests in loans originated by other lenders. The Banks held whole loans and participations in loans originated by other lenders of approximately $35.3 million at December 31, 1998. Loans which the Banks purchase must meet or exceed the underwriting standards for loans originated by the Banks.

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

         The  following  table  presents  Camco's  mortgage  loan   origination,
purchase, sale and principal repayment activity for the periods indicated:


                                                                            Year ended December 31,
                                                        1998           1997           1996          1995          1994
                                                       -----          -----          -----         -----         -----
                                                                                (In thousands)
Loans originated:
   Construction                                     $ 49,152       $ 34,293       $ 24,182     $ 13,466       $ 16,218
   Permanent                                         328,046        168,519        121,793      106,095        122,397
   Consumer and other                                 67,243         54,351         43,749       28,196         23,595
                                                     -------        -------        -------      -------        -------

     Total loans originated                          444,441        257,163        189,724      147,757        162,210
                                                     -------        -------        -------      -------        -------

Loan purchased (1)                                    18,982         12,514              -            -          5,041

Reductions:
   Principal repayments (1)                          194,594        134,465         95,508       73,290         63,662
   Loans sold (1)                                    210,535         77,665         61,687       38,891         41,994
   Transfers from loans to real estate owned             477            932             92           70             72
                                                     -------        -------        -------      -------        -------
     Total reductions                                405,606        213,062        157,287      112,251        105,728

Increase in other items, net (2)                       1,192           (238)           456          545           (123)
Increase due to Ashland Merger                             -              -         70,812            -              -
                                                     -------        -------        -------      -------        -------
Net increase                                        $ 59,009       $ 56,377       $103,705     $ 36,051       $ 61,400
                                                     =======        =======        =======      =======        =======

-----------------------

(1)  Includes mortgage-backed securities.
(2)  Other items primarily consist of amortizations of deferred loan origination
     fees,  the  provision  for  losses  on  loans  and   unrealized   gains  on
     mortgage-backed securities designated as available for sale.


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

         The largest amount which the Banks could have loaned to one borrower at December 31, 1998, was approximately $2.6 million for Cambridge Savings and $1.8 million for Marietta Savings, First Federal and First Savings. The largest amount Cambridge Savings had outstanding to one borrower and related persons or entities at December 31, 1998, was $1.5 million, which consisted of one loan secured by apartment rental properties. The largest amount Marietta Savings had outstanding to one borrower and related persons or entities at December 31, 1998, was $1.7 million, which consisted of 269 loans secured by personal residences and commercial properties and leasing business residuals. The largest amount First Federal had outstanding to one borrower was $1.4 million, which consisted of one loan secured by multiple single-family investment properties. The largest amount First Savings had outstanding to one person and related persons or entities at December 31, 1998, was $1.2 million, which consisted of a single loan secured by investment properties.

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

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                       At December31,
                                              1998          1997           1996          1995            1994
                                            ------        ------         ------        ------          ------
                                                                   (Dollars in thousands)
Loans delinquent for:
   30 to 89 days                           $10,028        $6,723         $6,291        $5,259         $3,722
   90 or more days                           4,296         1,818          2,373         1,082          1,319
                                            ------         -----          -----         -----          -----
     Total delinquent loans                $14,324        $8,541         $8,664        $6,341         $5,041
                                            ======         =====          =====         =====          =====
     Ratio of total delinquent loans to
       total net loans                        2.61%        1.77%          2.06%         1.98%          1.78%
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

                                                                               At December 31,
                                                         1998         1997          1996          1995         1994
                                                       ------       ------        ------        ------       ------
                                                                           (Dollars in thousands)
  Loans accounted for on nonaccrual basis:
     Real estate:
        Residential                                    $1,328       $  830         $1,086        $  574       $  742
        Nonresidential                                    233           27            655           174           80
     Consumer and other                                    64           79             40             6           26
                                                        -----        -----          -----         -----        -----
         Total nonaccrual loans                         1,625          936          1,781           754          848
                                                        -----        -----          -----         -----        -----
  Accruing loans delinquent 90 days or more:
    Real estate:
        Residential                                     2,030          710            652           395          515
        Nonresidential                                      -            -              -             -           38
     Consumer and other                                   641          293            123            57           94
                                                        -----        -----          -----         -----        -----
         Total loans 90 days past due                   2,671        1,003            775           452          647
                                                        -----        -----          -----         -----        -----

       Total nonperforming loans                       $4,296       $1,939         $2,556        $1,206       $1,495
                                                        =====        =====          =====         =====        =====

  Allowance for loan losses                            $1,783       $1,596         $1,373        $1,128       $1,039
                                                        =====        =====          =====         =====        =====

  Nonperforming loans as a percent of total net
     loans                                                .78%         .40%           .61%          .29%         .53%
                                                          ===          ===            ===           ===          ===

  Allowance for loan losses as a percent of
     nonperforming loans                                 41.5%        82.3%          53.7%         93.5%        69.5%
                                                         ====         ====           ====          ====         ====


         As of and for the year ended December 31, 1998, no loans were troubled debt restructurings as defined in SFAS No. 15. The amount of interest income that would have been recorded had nonaccrual loans performed in accordance with contractual terms totaled $167,000 for the year ended December 31, 1998. Interest collected on such loans and included in net earnings was $39,500.

         At December 31, 1998, there were no loans which were not classified as nonaccrual, 90 days past due or restructured which management considered classifying in the near future due to concerns as to the ability of the borrowers to comply with repayment terms.

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

         At December 31, 1998, the aggregate amounts of Camco's classified assets were as follows:

                                                       At December 31, 1998
                                                          (In thousands)
Classified assets:
   Substandard                                                $3,732
   Doubtful                                                       77
   Loss                                                            6
                                                               -----
    Total classified assets                                   $3,815
                                                               =====

     The regulations also include a "special mention" category, consisting of assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management's close attention. Camco had assets in the amount of $1.5 million designated as "special mention" at December 31, 1998.

     Allowance for Loan Losses. The following table sets forth an analysis of Camco's allowance for loan losses:

                                                                     Year ended December 31,
                                                      1998         1997         1996         1995          1994
                                                    ------       ------       ------       ------        ------
                                                                       (Dollars in thousands)
Balance at beginning of year                         $1,596       $1,373     $1,128         $1,039       $1,126
Charge-offs:
   1-4 family residential real estate                     9           30          3              -            -
   Multifamily and nonresidential real estate             -          124          -             40          169
   Consumer                                              61           22          6             18           25
                                                      -----        -----      -----          -----        -----
    Total charge-offs                                    70          176          9             58          194
                                                      -----        -----      -----          -----        -----
Recoveries:
   1-4 family residential real estate                     -            2          -              -            -
   Multifamily and nonresidential real estate             -            4          -              -            -
   Consumer                                               7            8          4              4            7
                                                      -----        -----      -----          -----        -----
    Total recoveries                                      7           14          4              4            7
                                                      -----        -----      -----          -----        -----
Net charge-offs                                         (63)        (162)        (5)           (54)        (187)
Provision for losses on loans                           250          385        141            143          100
Increase attributable to Ashland Merger                   -            -        109              -            -
                                                      -----        -----     -----           -----        -----
Balance at end of year                               $1,783       $1,596     $1,373         $1,128       $1,039
                                                      =====        =====      =====          =====       ======

Net charge-offs to average loans                          -%         .04%         -%           .02%         .08%
                                                        ===          ===        ===            ===          ===

         The following table sets forth the allocation of Camco's allowance for loan losses by type of loan at the dates indicated:

                                                                   At December 31,
                                  1998               1997                1996                1995               1994
                                  ------             ------              ------              ------             ----
                                     Percent            Percent              Percent            Percent            Percent
                                     of loans           of loans             of loans           of loans           of loans
                                     in each            in each              in each            in each            in each
                                     category           category             category           category           category
                             Amount  to total   Amount  to total    Amount   of total   Amount  to total   Amount  to total
                                       loans              loans                loans              loans              loans
                                                                 (Dollars in thousands)
Balance at year end
   applicable to:
     Mortgage loans          $1,340     94.6%   $1,030    93.4%    $1,072      93.9%   $  922     91.6%   $  829      92.1%
     Consumer and other         443      5.4       566     6.6        301       6.1       206      8.4       210       7.9
                              -----    -----     -----   -----      -----     -----     -----    -----     -----     -----
     loans

     Total                   $1,783    100.0%   $1,596   100.0%    $1,373     100.0%   $1,128    100.0%   $1,039     100.0%
                              =====    =====     =====   =====      =====     =====     =====    =====     =====     =====


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

         The following table sets forth the composition of Camco's investment securities portfolio, except its stock in the FHLB of Cincinnati, at the dates indicated:

                                                                   At December 31,
                                        1998                              1997                               1996
                                       ------                            ------                             ------
                       Amortized    % of    Fair     % of   Amortized   % of    Fair    % of    Amortized   % of    Fair   % of
                            cost   Total   Value    Total       cost   Total   value   Total         cost  Total   value   Total
                         -------   -----   -----    -----      -----   -----   -----   -----        -----  -----   -----   -----
Held to maturity:                                               (Dollars in thousands)
   U.S. Government
    agency obligations   $10,782   52.3% $10,805    51.8%    $17,075   45.5%  $17,095   45.2%     $21,367   42.0% $21,312   41.9%
   Deposits in insured
    banks                      -      -        -       -           -      -         -      -          990    1.9      990    1.9
   Municipal bonds           180     .9      193      .9         414    1.1       441    1.2          477    1.0      510    1.0
   Mortgage-backed
    securities             5,019   24.3    5,102    24.4       8,207   21.9     8,311   21.9       10,700   21.0   10,735   21.1
                          ------  -----   ------   -----      ------   ----    ------  -----       ------  -----   ------  -----

    Total                 15,981   77.5   16,100    77.1      25,696   68.5    25,847   68.3       33,534   65.9   33,547   65.9
Available for sale:
   U.S. Government
     agency obligations    1,003    4.9    1,004     4.8       2,511    6.7     2,519    6.7        5,526   10.9    5,546   10.9
   Corporate equity
     security                229    1.1      303     1.5          92     .2       158     .4        1,623    3.2    1,631    3.2
   Mortgage-backed         3,405   16.5    3,476    16.6       8,317   22.2     8,447   22.3       10,182   20.0   10,148   20.0
   securities
   Asset management
     funds                     -      -        -       -         900    2.4       895    2.3            -      -        -      -
                          ------  -----   ------   -----      ------  -----    ------  -----       ------  -----   ------  -----
       Total               4,637   22.5    4,783    22.9      11,820   31.5    12,019   31.7       17,331   34.1   17,325   34.1
                          ------  -----   ------   -----      ------  -----    ------  -----       ------  -----   ------  -----

   Total investments and
     mortgage-backed
     securities          $20,618  100.0% $20,883   100.0%    $37,516  100.0%  $37,866  100.0%     $50,865  100.0% $50,872   100.0%
                          ======  =====   ======   =====      ======  =====   =======  =====       ======  =====   ======   =====

         The following table presents the contractual maturities or terms to repricing of Camco's investment securities, except its stock in the FHLB of Cincinnati and corporate equity securities and the weighted average yields at December 31, 1998:

                                                             At December 31, 1998
                                               After one          After five
                      One year or less    through five years  through ten years   After ten years              Total
                      ------------------  ------------------  ------------------  ------------------  ---------------------------
                                                                                                                         Weighted
                      Amortized  Average  Amortized  Average  Amortized  Average  Amortized  Average  Amortized   Fair   average
                       cost      yield     Cost      yield     cost      yield    cost       yield    cost        value  yield
                      ---------  ------   ---------  -------  ---------  -------  ---------  -------  ---------   -----  ---------
                                                             (Dollars in thousands)
U.S. Government
  agency obligations    $1,003    7.25%     $10,782    6.08%   $    -        -%     $    -        -%   $11,785   $11,809    6.18%
Municipal bonds              -       -            -       -       180     7.01           -        -        180       193    7.01
Mortgage-backed
  securities               402    7.01          774    8.19     1,554     7.32       5,694     7.07      8,424     8,578    7.21
                         -----    ----       ------    ----     -----     ----       -----     ----     ------    ------    ----
Total                   $1,405    7.18%     $11,556    6.23%   $1,734     7.29%     $5,694     7.07%   $20,389   $20,580    6.62%
                         =====    ====       ======    ====     =====     ====       =====     ====     ======    ======    ====


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

         The following table sets forth the dollar amount of deposits in the various types of savings programs offered by the Banks at the dates indicated:

                                                                               At December 31
                                                            1998                     1997                     1996
                                          Weighted         ------                   ------                    ----
                                          average                Percent                  Percent                   Percent
                                          rate at               of total                  of total                 of total
                                          12/31/98   Amount     deposits     Amount      deposits      Amount     deposits
                                                                        (Dollars in thousands)
Withdrawable accounts:
    Interest and non-interest bearing
     accounts                               1.70%    $ 70,944      16.0%     $ 56,316        13.4%     $ 49,557       12.5%
    Money market demand accounts            3.96       24,402       5.5        23,720         5.6        21,198        5.3
    Passbook and statement savings
     accounts                               3.10       74,405      16.8        68,536        16.2        68,571       17.2
                                            ----      -------     -----       -------       -----       -------      -----
     Total withdrawable accounts            2.64      169,751      38.3       148,572        35.2       139,326       35.0
Certificates accounts:
   Term:
     Seven days to one year                 5.36       88,134      19.9        40,660         9.6        50,563       12.7
     One to two years                       5.51       58,940      13.3        90,902        21.5        68,907       17.3
     Two to eight years                     5.90       62,429      14.1        89,287        21.1        89,732       22.5
   Negotiated rate certificates             5.66       27,338       6.2        23,566         5.6        21,964        5.5
Individual retirement accounts              5.69       36,635       8.2        29,381         7.0        27,669        7.0
                                            ----      -------     -----       -------       -----       -------      -----
    Total certificate accounts              5.59      273,476      61.7       273,796        64.8       258,835       65.0
                                            ----      -------     -----       -------       -----       -------      -----
Total deposits                              4.46%    $443,227     100.0%     $422,368       100.0%     $398,161      100.0%
                                            ====      =======     =====       =======       =====       =======      =====


         The following table presents the amount and contractual maturities of Camco's time deposits at December 31, 1998:

                                                                Amount Due
                                  Up to                                            Over
                                one year       1-3 years        3-5 years        5 years          Total
                                --------       ---------        ---------        -------       --------
                                                         (Dollars in thousands)
Amount maturing                 $181,877         $79,426         $10,406          $1,767        $273,476
                                ========         =======         =======          ======        ========
Average rate                        5.30%           5.71%           5.82%           6.22%           5.59%
                                    ====            ====            ====            ====            ====


         The following table sets forth the amount and maturities of Camco's time deposits in excess of $100,000 at December 31, 1998:

     Maturity                              At December 31, 1998
                                                (In thousands)
     Three months or less                           $12,716
     Over three to six months                        11,819
     Over six to twelve months                       12,997
     Over twelve months                               7,772
                                                     ------
     Total                                          $45,304
                                                     ======


         Borrowings. The twelve regional FHLBs function as central reserve banks, providing credit for their member institutions. As members in good standing of the FHLB of Cincinnati, the Banks are authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Advances are made pursuant to several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's regulatory capital or on the FHLB's assessment of the institution's creditworthiness. Under current regulations, a member institution must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender ("QTL") test. See "REGULATION - Federal Regulation -- Qualified Thrift Lender Test." If an institution meets the QTL test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an institution does not meet the QTL test, it will be eligible for such advances only to the extent it holds QTL test assets. At December 31, 1998, each of the Banks met the QTL test.

         The following table sets forth the maximum amount of Camco's FHLB advances outstanding at any month end during the periods shown and the average aggregate balances of FHLB advances for such periods:

                                                               Year ended December 31,
                                                       1998               1997               1996
                                                     ------             ------              -----
                                                                 (Dollars in thousands)
Maximum amount outstanding                          $125,483            $82,319           $58,354

Average amount outstanding                            95,257             67,277            36,678

Weighted average interest cost of FHLB advances
  based on month end balances                          5.57%               5.77%            5.92%


         The following table sets forth certain information with respect to Camco's FHLB advances at the dates indicated:

                                                                     At December 31,
                                                      1998                1997              1996
                                                    ------              ------             -----
                                                                (Dollars in thousands)
Amount outstanding                                   $125,483            $82,319          $58,354

Weighted average interest rate                           5.41%             6.25%             5.87%


Yields Earned and Rates Paid

         The following table sets forth the weighted average yields earned on Camco's interest-earning assets, the weighted average interest rates paid on Camco's interest-bearing liabilities and the interest rate spread between the weighted average yields earned and rates paid by Camco at the dates indicated:


                                                                               At December 31,
                                                                1998                1997               1996
                                                              ------              ------              -----
Weighted average yield on:
   Loan portfolio                                               7.81%              8.24%               8.23%
   Investment portfolio (1)                                     6.61               6.46                6.33
   Interest-earning assets (2)                                  7.63               8.04                7.96
Weighted average rate paid on:
   Deposits                                                     4.46               4.74                4.75
   FHLB advances                                                5.41               6.25                5.87
   Interest-bearing liabilities                                 4.69               4.99                4.89
Interest rate spread (spread between weighted average
   rate on all interest-earning assets and all
   interest-bearing liabilities)                                2.94               3.06                3.07

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


                                                                  Year ended December 31,
                                             1998                            1997                           1996
                                            ------                          -----                           ----
                                Average    Interest  Average     Average   Interest  Average    Average    Interest  Average
                              outstanding   earned/   yield/   outstanding  earned/   yield/  outstanding   earned/   yield/
                                balance      paid      rate      balance     paid      rate     balance      paid      rate
                              -----------  --------  -------   ----------- --------  -------  -----------  -------   -------
Interest-earning assets:
    Loans receivable (1)       $499,515    $40,478      8.10%   $448,721   $37,060     8.26%    $350,214   $29,106     8.31%
    Mortgage-backed
      securities (2)             10,435        779      7.47      18,647     1,321     7.08       16,732     1,176     7.03
Investment securities (2)        16,696      1,037      6.21      26,099     1,625     6.23       27,205     1,475     5.42
Interest-bearing deposits and
   other interest-earning        31,482      1,989      6.32      17,577     1,211     6.89       12,534     1,055     8.42
                                --------    ------      ----     -------    ------     ----      -------    ------     ----
   assets
     Total interest-earning    $558,128     44,283      7.93    $511,044    41,217     8.07     $406,685    32,812     8.07
                                =======                          =======                         =======
     assets
Interest-bearing liabilities:
   Deposits                    $428,911     19,538      4.55    $411,778    18,899     4.59     $348,292    15,639     4.49
   FHLB advances and other
     borrowings                  95,257      5,314      5.57      67,277     3,879     5.77       36,678     2,172     5.92
                                -------     ------      ----     -------    ------     ----      -------    ------     ----
     Total interest-bearing    $524,168     24,852      4.74    $479,055    22,778     4.75     $384,970    17,811     4.63
                                =======     ------      ----     =======    ------     ----      =======    ------     ----
     liabilities
Net interest income; interest
   rate spread                             $19,431      3.19%              $18,439     3.32%               $15,001     3.44%
                                            ======      ====                ======     ====                 ======     ====
Net interest margin (3)                                 3.48%                          3.61%                           3.69%
                                                        ====                           ====                            ====
Average interest-earning
   assets to average                                  106.48%                        106.68%                         105.64%
                                                      ======                         ======                          ======
   interest-bearing
   liabilities

-------------------------------------
(Footnotes on next page)

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

                                                               Year ended December 31,
                                              1998 vs. 1997                              1997 vs. 1996
                                       Increase (decrease) due to                 Increase (decrease) due to
                                      Volume      Rate      Other      Total      Volume     Rate      Other      Total
                                                                    (Dollars in thousands)
Interest income attributable to:
   Loans receivable (1)               $3,497      $(573)    $(52)     $2,876      $8,287     $(148)      $(40)     $8,099
   Investment securities (2)             292        (91)      (9)        190         251        50          5         306
                                       -----       ----      ---       -----       -----      ----        ---       -----
     Total interest income             3,789       (664)     (61)      3,066       8,538       (98)       (35)      8,405
                                       -----       ----      ---       -----       -----      ----        ---       -----

Interest expense attributable to:
   Deposits                              786       (141)      (6)        639       2,851       347         63       3,261
   FHLB advances and other
     borrowings                        1,613       (126)     (52)      1,435       1,812       (57)       (48)      1,707
                                       -----       ----      ---       -----       -----      ----        ---       -----

     Total interest expense            2,399       (267)     (58)      2,074       4,663       290         15       4,968
                                       -----       ----      ---       -----       -----      ----        ---       -----

Increase (decrease) in net interest
   income                             $1,390      $(397)    $ (3)     $  992      $3,875     $(388)      $(50)     $3,437
                                       =====       ====      ===       =====       =====      ====        ===       =====


-----------------------------

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

         At December 31, 1998, Cambridge Savings and Marietta Savings each had a direct investment in the capital stock of CMC in the amount of $853,000. The principal business of CMC is originating first mortgage loans on residential real estate located primarily in Coshocton, Muskingum, Stark and Tuscarawas Counties, Ohio. Loans originated by CMC are generally sold to Cambridge Savings. CMC originated $144.0 million of mortgage loans in 1998, $137.8 million of which were sold to Cambridge Savings, compared to $73.0 million of mortgage loans in 1997, $72.6 million of which were sold to Cambridge Savings.

         Marietta Savings had a direct investment in the capital stock of WestMar in the amount of $381,712 at December 31, 1998. The principal business of WestMar is originating first mortgage loans on residential real estate located in Wood County, West Virginia. WestMar originated $18.8 million of mortgage loans in 1998, $17.5 million of which were sold to Marietta Savings, compared to $8.6 million of mortgage loans in 1997, $7.0 million of which were sold to Marietta Savings.

         At  December  31,  1998,   First  Savings'   investment  in  First  S&L
Corporation totaled $15,000. First S&L Corporation has not conducted any business other than the acquisition of stock in a data processing company.

Employees

         As of December 31, 1998, Camco had 216 full-time employees and 23 part-time employees. Camco believes that relations with its employees are good. Camco offers health and disability benefits and a 401(k) salary savings plan. None of the employees of Camco are represented by a collective bargaining unit.

Year 2000 Considerations

         The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1996, the Corporation began evaluating the status of all of its technological systems which included its state of readiness in addressing the Y2K issue. After the analysis was completed, a technology plan was developed and implementation of the plan started in mid-1997.

     As the Corporation is primarily dependent on a third-party data processing service bureau for maintaining customer records and financial systems, a task force was formed to identify a service bureau that would meet the current and future technology needs of the Corporation and which would be Y2K compliant. The new service bureau was selected and conversion of all of the Banks' data were completed in the fourth quarter of 1998. As a part of the conversion process, all of the data processing hardware and software in the Banks was replaced and has been tested as being Y2K compliant. The Corporation estimates that the cost of converting and replacing information and non-information technology systems will fall within a range of $1.5 million and $1.75 million with at least 75% being capitalized (which relates to a discretionary management decision to upgrade existing information technology systems). As stated previously, data processing expenses during 1998 increased by $854,000, most of which was for conversion and de-conversion costs, training and increased costs related to out of contract processing. Management had estimated that the total cost to address the Y2K issue would be approximately $75,000, of which $30,000 occurred in 1998. While management believes their Y2K budget is based on sound assumptions, there is no guarantee that additional expenses will not occur in the future.

         The Corporation has identified its other third party vendors and significant borrowers and, if they were deemed critical to the banking operations of Camco, a review of their Y2K readiness was conducted. The Corporation continues to monitor its vulnerability to third-party vendors (other than its new service bureau) and to significant borrowers, all of which are insignificant to consolidated operations.

     Camco is developing contingency plans in which it will seek alternative sources for critical services provided by third party vendors who it has deemed will not be Y2K compliant. In addition, business resumption is also being addressed and will be monitored throughout 1999 for possible enhancements.

         The final phase of the Corporation's Y2K plan involves the testing of the systems in place to ensure Y2K readiness. The Corporation's service bureau completed the testing of its systems during the fourth quarter of 1998. The tests were conducted in accordance with recommendations published by the Federal Financial Institutions Examination Council ("FFIEC"). The Corporation's testing of all types of transactions through the service bureau will be completed in the first quarter of 1999. The Corporation's plan also calls for the testing of non-information technology hardware and where necessary, either the repair or replacement of those systems if they are found to be non-Y2K compliant.

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

        Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may eliminate the OTS and First Federal and First Savings may be regulated under federal law as banks or be required to change their charters. Such change in regulation or charter would likely change the range of activities in which the First Federal and First
Savings may engage and would probably subject the First Federal and First Savings to more regulation by the FDIC. In addition, Camco might become subject to different holding company regulations which may limit the activities in which Camco may engage, and subject Camco to other additional regulatory requirements, including separate capital requirements. At this time, Camco cannot predict when or whether Congress may actually pass legislation regarding the regulatory requirements or charter of Camco, First Federal and First Savings. Although such legislation may change the activities in which Camco, First Federal and First Savings are authorized to engage, it is not anticipated that the current activities of Camco, First Federal and First Savings will be materially affected by those activity limits.

Ohio Regulation

         As savings banks incorporated under Ohio law, Cambridge Savings and Marietta Savings are subject to regulation by the Division. Such regulation affects the internal organization of Cambridge Savings and Marietta Savings, as well as their savings, mortgage lending and other investment activities. Ohio law requires that Cambridge Savings and Marietta Savings each maintain at least 60% of their assets in housing-related and other specified investments. At December 31, 1998, Cambridge Savings and Marietta Savings had at least 60% of their respective assets in such investments. The ability of Ohio savings banks to engage in certain state-authorized investments is subject to oversight and approval by the FDIC. See "Federal Regulation - State Chartered Bank Activities."

         Ohio law generally limits the aggregate amount that a savings bank can lend to one borrower to an amount equal to 15% of the institution's unimpaired capital and surplus. Based on such limit, Cambridge Savings and Marietta Savings were able to lend approximately $2.65 million and $1.75 million, respectively, to one borrower at December 31, 1998. A savings bank may lend to one borrower an additional amount not to exceed 10% of the institution's unimpaired capital and surplus, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral."

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

         Liquidity. OTS regulations require that each of First Federal and First Savings maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations. During fiscal 1998, certain maturity requirements were removed, which, for First Federal and First Savings, resulted in a greater eligible liquidity amount and percentage at December 31, 1998, than at prior year ends. At December 31, 1998, such minimum requirement was an amount equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet liquidity requirements. The eligible liquidity of First Federal and First Savings was approximately $19.3 million, or 23.1%, and $7.4 million, or 10.4%, respectively, at December 31, 1998, and exceeded the applicable 4.0% liquidity requirement by approximately $15.8 million and $4.6 million, respectively.

         Cambridge Savings and Marietta Savings are not required to maintain a specific level of liquidity; however, the FDIC expects them to maintain adequate liquidity to protect safety and soundness.

        Qualified Thrift Lender Test. Savings associations are required to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans, and stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. Effective September 30, 1996, a savings association may also qualify as a QTL if at least 60% of the institution's assets (on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At December 31, 1998, each of the Banks met the QTL test.

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

         As subsidiaries of Camco, First Federal and First Savings are required to give the OTS 30-days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period. First Federal and First Savings paid dividends to Camco totaling $3.7 million during 1998.

         Lending Limits. OTS regulations generally limit the aggregate amount that First Federal and First Savings can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's unimpaired capital and surplus, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying these limits, the regulations require that loans to certain related borrowers be aggregated. At December 31, 1998, First Federal and First Savings were in compliance with these lending limits. See "Lending Activities - Federal Lending Limit."

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

         The following tables present certain information regarding compliance by the Banks with applicable regulatory capital requirements at December 31, 1998:

                                                                    At December 31, 1998
                                                                                                 To be "well-capitalized"
                                                                      For capital                 under prompt corrective
                                                Actual              adequacy purposes                action provisions
                                  Amount           Ratio          Amount          Ratio          Amount             Ratio
                                                                   (Dollars in thousands)
Cambridge Savings
Total capital
   (to risk-weighted assets)     $18,001         13.7%          =>$10,509        =>8.0%       =>$13,136            =>10.0%
Tier I capital
   (to risk-weighted assets)     $17,451         13.3%          =>$ 5,254        =>4.0%       =>$ 7,881            => 6.0%
Tier I leverage                  $17,451          7.3%          =>$ 9,535        =>4.0%       =>$11,919            => 5.0%

Marietta Savings
Total capital
   (to risk-weighted assets)     $12,142         13.3%          =>$ 7,306        =>8.0%       =>$ 9,132            =>10.0%
Tier I capital
   (to risk-weighted assets)     $11,637         12.7%          =>$ 3,653        =>4.0%       =>$ 5,479            => 6.0%
Tier I leverage                  $11,637          8.1%          =>$ 5,733        =>4.0%       =>$ 7,167            => 5.0%

First Federal
Tangible capital                 $12,004          9.2%          =>$ 1,955        =>1.5%       =>$ 6,516            => 5.0%
Core capital                     $12,004          9.2%          =>$ 3,909        =>3.0%       =>$ 7,819            => 6.0%
Risk-based capital               $12,554         18.1%          =>$ 5,555        =>8.0%       =>$ 6,944            =>10.0%

First Savings
Tangible capital                 $12,221         10.2%          =>$ 1,796        =>1.5%       =>$ 5,987            => 5.0%
Core capital                     $12,221         10.2%          =>$ 3,592        =>3.0%       =>$ 7,184            => 6.0%
Risk-based capital               $12,407         18.4%          =>$ 5,390        =>8.0%       =>$ 6,737            =>10.0%


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

         The FDIC has an outstanding proposal to add a market risk component to the capital requirements of Non-member Banks. Such component would require additional capital for general or specific market risk of trading portfolios of debt and equity securities and other investments or assets. The policy will apply to an institution with less than $5 billion in assets only if its trading portfolio constitutes at least 10% of the institution's assets. Cambridge Savings and Marietta Savings cannot predict in what form this market risk component will be adopted, if at all. At December 31, 1998, Cambridge Savings and Marietta Savings did not have a trading portfolio. The FDIC may also require additional capital to address concentrations of credit and non-traditional activities on a case-by-case basis.

         The OTS and FDIC have adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations and Non-member Banks. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the applicable agency has less flexibility in determining how to resolve the problems of the institution. In addition, the agency generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the applicable agency within 45 days after it becomes undercapitalized. Such
institution   will  be  subject  to  increased   monitoring   and  asset  growth
restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Each of the Banks' capital levels at December 31, 1998, met the standards for well-capitalized institutions.

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

        Prior to September 1996, the SAIF's ratio of reserves to insured deposits was significantly below the level required by law, while the BIF's ratio was above the required level. As a result, institutions with SAIF-insured deposits were paying higher deposit insurance assessments than institutions with BIF-insured deposits. Federal legislation providing for the recapitalization of the SAIF became effective in September 1996, and included a special assessment of $.657 per $100 of SAIF-insured deposits held at March 31, 1995.

        The Banks had $277.3 million in deposits at March 31, 1995. The Banks paid a special assessment of $1.8 million in November 1996, which was accounted for and recorded as of September 30, 1996. This assessment was tax-deductible, but reduced earnings for the year ended December 31, 1996.

Transactions with Affiliates and Insiders

         Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. The Banks were in compliance with such restrictions at December 31, 1998.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate is any company or entity which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of a savings association and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or the subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. In addition to limits in Sections 23A and 23B, First Federal and First Savings may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate, except shares of a subsidiary. Exemptions from Sections 23A or 23B of the FRA may be granted only by the FRB. The Banks were in compliance with these requirements at December 31, 1998.

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

Federal Reserve Requirements

         FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $46.5 million (subject to an exemption of up to $4.9 million), and of 10% of net transaction accounts in excess of $46.5 million. At December 31, 1998, each of the Banks was in compliance with its reserve requirements.

Federal Home Loan Bank System

         The FHLBs provide credit to their members in the form of advances. As members of the FHLB of Cincinnati, the Banks are each required to maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of their residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of their advances from the FHLB of Cincinnati. Camco is in compliance with this requirement with an aggregate investment by the Banks in FHLB of Cincinnati stock of $8.3 million at December 31, 1998.

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

         Camco's average gross receipts for the three tax years ending on December 31, 1998, is approximately $44.5 million and as a result, Camco does not qualify as a small corporation exempt from the alternative minimum tax.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as the Banks, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or one of two reserve methods of
Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995, 1994 and 1993, Camco used the percentage of taxable income method and was subject to certain limitations based on aggregate loans and savings account balances at the end of the calendar year.

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

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property. Camco has provided deferred taxes of approximately $635,000 and will be permitted to amortize the recapture of the bad debt reserve over a six year period commencing in 1998.

         The balance of the pre-1988  reserves is subject to the  provisions  of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by any of the Banks to Camco is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Camco for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1998, the pre-1988 reserves of for the Banks for tax purposes totaled approximately $1.9 million. Camco believes the Banks had approximately $27.2 million of accumulated earnings and profits for tax purposes as of December 31, 1998, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether the Banks will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Camco have been audited or closed without audit through calendar year 1993. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Camco.

         Ohio Taxation. Camco and East Ohio are subject to the Ohio corporation franchise tax, which, as applied to them, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth. For tax years beginning after December 31, 1999, the rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) .400% times taxable net worth.

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

         The Banks are "financial institutions" for State of Ohio tax purposes. As such, they are subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of their book net worth determined in accordance with generally accepted accounting principles. For tax year 2000, however, the franchise tax on financial institutions will be 1.4% of the book net worth and for tax year 2001 and years thereafter the tax will be 1.3% of the book net worth. As "financial institutions," the Banks are not subject to any tax based upon net income or net profits imposed by the State of Ohio.

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

Item 2.  Properties

         The following table provides the location of, and certain other information pertaining to, Camco's office premises as of December 31, 1998:

                                       Year facility              Leased
                                         commenced                  or                   Net book
Office Location                         operations                owned                   value (1)
---------------                         ----------                ------                 ---------
First Federal


134 E. Court Street
Washington Ct. House, Ohio                 1963                   Owned                  $649,116

45 West Second Street
Chillicothe, Ohio                          1994                   Leased (2)

200 N. Court Street
Circleville, Ohio                          1993                   Leased (3)

135 North South Street
Wilmington, Ohio                           1992                   Owned                    84,384

1050 Washington Ave.
Washington Court House, Ohio               1996                   Owned                   567,853

1 N. Plum Street
Germantown, Ohio                           1998                   Owned (12)              533,180

687 West Main Street
New Lebanon, Ohio                          1998                   Owned                    81,163

10. S. Main Street
Miamisburg,  Ohio                          1998                   Leased                    1,680

218 W. Olentangy Street
Powell, Ohio,                              1998                   Leased                    1,440

East Ohio

510 Grand Central Ave.
Vienna, West Virginia                      1996                   Leased (4)

126 S. 9th Street
Cambridge, Ohio                            1998                   Owned                  107,700


Marietta Savings

226 Third Street
Marietta, Ohio                             1976                  Owned               $  605,683

1925 Washington Boulevard
Belpre, Ohio                               1979                  Owned                  147,887

478 Pike Street
Marietta, Ohio                             1998                  Leased (11)            681,347

Cambridge Savings

814 Wheeling Avenue (5)
Cambridge, Ohio                            1963                  Owned                1,010,800

327 E. 3rd Street
Uhrichsville, Ohio                         1975                  Owned                   91,900

175 N. 11th Street
Cambridge, Ohio                            1981                  Owned                  185,200

209 Seneca Avenue
Byesville, Ohio                            1978                  Leased (6)

First Savings

1640 Carter Avenue
Ashland, Kentucky                          1961                  Owned                  815,481

U.S. 60 - Summit
Ashland, Kentucky                          1992                  Owned                  713,437

Greenup Mall
Russell, Kentucky                          1980                  Owned                  100,530

191 Eastern Heights
Shopping Center
Huntington, West Virginia                  1997                  Leased



CMC

1320 4th Street, N.W. (7)
New Philadelphia, Ohio                     1985                     Owned                  $240,015

4328 Dressler Road
Canton, Ohio                               1992                     Leased (8)

2359 Maple Avenue
Zanesville, Ohio                           1993                     Leased (9)

WestMar

510 Grand Central Avenue
Vienna, West Virginia                      1991                     Leased (10)


--------------------------

(1)  Net book value amounts are for land, buildings and improvements.

(2) The lease expires in 1999. First Federal has the option to renew the lease for one five-year term.

(3)  The lease expires in 1999.

(4) The lease expired in 1998. Currently East Ohio rents on a month to month basis and will be relocating from this office before the end of 1999.

(5) The Wheeling Avenue facility also serves as the Camco office and the East Ohio-Cambridge office.

(6) The lease expires in 2000. Cambridge Savings has the option to renew the lease for three five-year terms.

(7) The 4th Street facility also serves as the East Ohio-New Philadelphia office.

(8)  The lease is currently on a month-to-month basis.

(9)  The lease expires in 1999.

(10) The lease expires in 1999.

(11) The lease expires in 2017. Marietta Savings has the option to renew for 2 five year terms. The lease is for land.

(12) The Plum Street facility also serves as the East Ohio - Germantown office.


         Camco also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of Camco's investment in office premises and equipment totaled $10.6 million at December 31, 1998. See Note E of Notes to Consolidated Financial Statements for additional information.

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


                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters.

         At  December  31,  1998,  Camco had  5,473,943  shares of common  stock outstanding  and  held  of  record  by  approximately  975  stockholders.  Price information with respect to Camco's common stock is quoted in the Nasdaq National Market ("Nasdaq") under the symbol "CAFI." The table below sets forth the high and low bid information for the common stock of Camco, together with the respective dividends declared per share of common stock, for each quarter of 1996, 1997 and 1998. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                                                       Cash
                                                                                   dividends
         Year ended December 31, 1996 (1)          High              Low            declared
         ----------------------------            ------            -----            --------
         First Quarter                            $11.34           $10.13           $0.0981
         Second Quarter                            12.25            10.66            0.1011
         Third Quarter                             12.22            11.11            0.1093
         Fourth Quarter                            11.91            10.00            0.1125

                                                                                        Cash
                                                                                   dividends
         Year ended December 31, 1997 (1)          High              Low            declared
         ----------------------------            ------            -----            --------

         First Quarter                            $11.91          $  9.37           $0.1272
         Second Quarter                            11.91            11.11            0.1399
         Third Quarter                             15.17            11.59            0.0867
         Fourth Quarter                            18.00            14.83            0.1476

                                                                                        Cash
                                                                                   dividends
         Year ended December 31, 1998 (1)          High              Low            declared
         ----------------------------            ------            -----            --------

         First Quarter                            $18.42           $16.67           $0.0933
         Second Quarter                            20.67            18.33            0.0967
         Third Quarter                             19.42            15.63            0.1025
         Fourth Quarter                            16.50            14.38            0.1075

--------------------------

(1) Amounts have been restated to give effect to the merger with GF Bancorp, Inc., and to the three-for-two stock split during 1998, and to the 5% stock dividends which were effected in July of 1997 and 1996.

         In addition to certain federal income tax considerations, regulations of the OTS impose limitations on the payment of dividends and other capital distributions by savings associations.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Since its incorporation in 1970, Camco has evolved into a full-service provider of financial products to the communities served by its Banks. Utilizing a common marketing theme based on Camco's commitment to personalized customer service, Camco and its affiliates have grown from $22.4 million of consolidated assets in 1970 to $637.1 million of consolidated assets at December 31, 1998. Camco's rate of growth is largely attributable to its acquisitions of Marietta Savings, First Federal, First Savings and GF Bancorp and its continued expansion of product lines from the limited deposit and loan offerings which the Banks could offer in the heavily regulated environment of the 1970s to the wider array of financial service products that commercial banks traditionally offered. Additionally, Camco has enhanced its operational growth by integrating its residential lending function through establishing mortgage banking operations in the Banks' primary market areas and, to a lesser extent, by chartering a title insurance agency.

         Management believes that continued success in the financial services industry will be achieved by those institutions with a rigorous dedication to building value-added customer-oriented organizations. Toward this end, each of the Banks' operations are decentralized, with a separate Board of Directors and management team focusing on consumer preferences for financial products in the respective communities served. Based on consumer preferences, Camco's management designs financial service products with a view towards differentiating each of the constituent Banks from its competition. Management believes that the Banks' abilities to rapidly adapt to consumer needs and preferences is essential to them as community-based financial institutions competing against the larger regional and money-center bank holding companies.

         Camco's profitability depends primarily on its level of net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on deposit accounts and borrowings. In recent years, Camco's net earnings have also been heavily influenced by its level of other income, including gains on sale of loans, loan servicing fees and other fees. Camco's operations are also influenced by non interest expenses, including employee compensation and benefits, occupancy expense, federal deposit insurance premiums, data processing, advertising, other operating expenses and federal income tax expense.

Asset and Liability Management

         Net interest income, the difference between asset yields and the cost of interest-bearing liabilities, is the principal component of Camco's net earnings. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rate levels. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap", provides an indication of the extent to which a financial institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income, while a positive gap within shorter maturities would have the opposite effect.

         In recognition of the foregoing factors, the Board of Directors of each of the Banks has implemented an asset and liability management strategy directed toward improving each Bank's interest rate sensitivity. The principal common elements of such strategies include (1) meeting the consumer preference for fixed-rate loans over the past several years by selling such loans in the secondary market and (2) maintaining higher levels of liquid assets, such as cash, short-term interest-bearing deposits and short-term investment securities as a hedge against rising interest rates in the lower interest rate environment, and (3) utilizing FHLB advances and longer term certificates of deposit as funding sources when available.

         The following table contains information regarding the amounts of various categories of assets and liabilities repricing within the periods indicated:

                                                                                 December 31, 1998
                                                           Within 1 year        1-5 years     Over 5 years       Total
                                                           -------------        ---------     ------------       -----
                                                                              (Dollars in thousands)
Interest-earning assets: (1)
     Interest-bearing deposits in other banks                  $  22,609         $      -       $      -       $ 22,609
     Investment securities (2)                                    10,431            1,355            180         11,966
     Mortgage-backed securities                                    4,530              758          3,207          8,495
     Loans receivable (3)                                        163,861          243,215        155,926        563,002
                                                                --------          -------        -------        -------
       Total                                                     201,431          245,328        159,313        606,072
                                                                --------          -------        -------        -------
Interest-bearing liabilities: (1)
     Deposits                                                    354,177           86,983          2,067        443,227
     FHLB advances                                                68,525           19,070         37,888        125,483
                                                                --------          -------        -------        -------
       Total                                                     422,702          106,053         39,955        568,710
                                                                --------          -------        -------        -------
Excess (deficiency) of interest sensitive assets over
     interest sensitive liabilities                            $(221,271)        $139,275       $119,358       $ 37,362
                                                                ========          =======        =======        =======

Cumulative excess (deficiency) of interest sensitive
     assets over interest sensitive liabilities                $(221,271)        $(81,996)      $ 37,362       $ 37,362
                                                                ========          =======        =======        =======

Cumulative interest rate sensitivity gap to total assets
                                                                  (34.73)%         (12.87)%        5.86%          5.86%
                                                                  ======           ======          ====           ====

-----------------------------

(1) Interest-earning assets and interest-bearing liabilities are shown as repricing based on contractual terms to repricing, without consideration of loan prepayments or deposit decay assumptions.

(2)  Does not include corporate equity securities or FHLB stock.

(3) Represents loans receivable totals before consideration of net items and excluding loans held for sale.


Discussion of Financial Condition Changes from December 31, 1997 to December 31, 1998

         At December 31, 1998, Camco's consolidated assets totaled $637.1 million, an increase of $67.0 million, or 11.7%, over the December 31, 1997 total. The growth in assets in the current year was primarily funded by deposit growth of $20.9 million, an increase of $43.2 million in advances from the FHLB, and undistributed net earnings of $4.8 million.

         Cash and interest-bearing deposits in other financial institutions totaled $35.8 million at December 31, 1998, an increase of $12.9 million, or 56.3%, from December 31, 1997 levels. The increase was due primarily to funds required for outstanding loan commitments at December 31, 1998.

         Investment securities totaled $12.3 million at December 31, 1998, a decrease of $8.8 million, or 41.7%, from the total at December 31, 1997. During 1998, investment securities totaling $13.1 million were purchased, while maturities and sales amounted to $21.9 million. Management utilized the net proceeds from investment securities to partially fund growth in the loan portfolio.

         Mortgage-backed securities totaled $8.5 million at December 31, 1998, a decrease of $8.2 million, or 49.0%, from December 31, 1997, due primarily to sales totaling $4.6 million and principal repayments totaling $3.5 million during the period. Loans receivable and loans held for sale totaled $548.7 million at December 31, 1998, an increase of $67.2 million, or 13.9%, over the total at December 31, 1997. The increase was primarily attributable to record loan disbursements of $463.4 million, which were partially offset by principal repayments of $191.1 million and loan sales of $205.9 million. Loan origination volume during 1998 exceeded that of the 1997 period by $193.7 million, or 71.8%, while the volume of loan sales increased by $128.2 million year to year.

         Nonperforming loans (90 days or more delinquent plus nonaccrual loans), totaled $4.3 million and $1.9 million at December 31, 1998 and 1997, respectively, constituting .78% and .40% of total net loans, including loans held for sale at those dates. The consolidated allowance for loan losses totaled $1.8 million and $1.6 million at December 31, 1998 and 1997, respectively, representing 41.5% and 82.3% of nonperforming loans at those dates. The provision for losses on loans for the year ended December 31, 1998, was primarily attributable to the aforementioned growth in the loan portfolio during 1998. Although management believes that its allowance for loan losses at December 31, 1998, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

         Deposits totaled $443.2 million at December 31, 1998, an increase of $20.9 million, or 4.9%, over December 31, 1997 levels. The increase resulted primarily from management's continuing efforts to achieve a moderate rate of growth through advertising and pricing strategies. Advances from the FHLB increased by $43.2 million, or 52.4%, to a total of $125.5 million at December 31, 1998. The proceeds from deposit growth and FHLB advances were primarily used to fund loan originations for 1998.

         The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At December 31, 1998, the Banks' regulatory capital exceeded all regulatory capital requirements.


Comparison of Results of Operations for the Years Ended December 31, 1998 and December 31, 1997

         General. Camco's net earnings for the year ended December 31, 1998, totaled $7.0 million, an increase of $1.7 million, or 31.1%, over the $5.3 million of net earnings reported in 1997. The increase in earnings was primarily attributable to an increase in net interest income of $992,000, an increase in other income of $3.6 million and a decrease in the provision for losses on loans of $135,000, which were partially offset by an increase in general, administrative and other expense of $2.6 million and an increase in the provision for federal income taxes of $488,000.

         Net Interest Income. Total interest income for the year ended December 31, 1998, amounted to $44.3 million, an increase of $3.1 million, or 7.4%, over 1997, generally reflecting the effects of the $47.1 million, or 9.2%, of growth in average interest-earning assets outstanding, partially offset by a decrease of 14 basis points in the yield year to year, from 8.07% in 1997 to 7.93% in 1998.

         Interest income on loans and mortgage-backed securities totaled $41.3 million for the year ended December 31, 1998, an increase of $2.9 million, or 7.5%, over the comparable 1997 period. The increase resulted primarily from a $42.6 million, or 9.1%, growth in the average balance outstanding year to year. Interest income on investments and interest-bearing deposits increased by $190,000, or 6.7%, due to an increase in the average outstanding balances of $4.5 million, or 10.3%.

         Interest expense on deposits increased by $639,000, or 3.4%, to a total of $19.5 million for the year ended December 31, 1998, due primarily to an increase in the average balance of deposits outstanding of $17.1 million, or 4.2%, which was partially offset by a decline in the average cost of deposits of four basis points to 4.55%. Interest expense on borrowings totaled $5.3 million for the year ended December 31, 1998, an increase of $1.4 million, or 37.0%, over 1997. The increase resulted primarily from a $28.0 million increase in the average balance of borrowings outstanding year to year.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by $992,000, or 5.4%, to a total of $19.4 million for the year ended December 31, 1998. The interest rate spread decreased to approximately 3.19% for the year ended December 31, 1998, from 3.31% for 1997, while the net interest margin decreased to approximately 3.48% in 1998, compared to 3.61% in 1997.

         Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks' market areas, and other factors related to the collectibility of the Banks' loan portfolios. The provision for losses on loans totaled $250,000 for the year ended December 31, 1998, a decrease of $135,000, or 35.1%, from 1997. The current period provision generally reflects the effects of loan portfolio growth coupled with an increase of $2.4 million in the level of nonperforming loans year to year. In the period subsequent to December 31, 1998, approximately $1.1 million of the nonperforming loans has been paid off or paid to current status. Management believes the remaining loans are adequately collateralized and anticipates no loss on these loans. While management uses the most current information available in setting loan loss provisions, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

         Other Income. Other income increased for the year ended December 31, 1998, by $3.6 million, or 91.4%, over 1997. The increase in other income was primarily attributable to a $2.4 million, or 147.3%, increase in gains on sale of loans and an increase of $1.2 million, or 84.3%, in late charges, rent and other. The increase in gains on sale of loans primarily reflects an increase in sales volume year to year. The increase in late charges, rent and other was primarily attributable to a $450,000 increase in title service fees at the Corporation's title agency subsidiary as a result of the increase in loan origination volume, a $99,000 gain on settlement of life insurance policies and an overall increase in fees related to loans and other services due to the Corporations' growth year to year.

         General, Administrative and Other Expense. General, administrative and other expense totaled $16.3 million for the year ended December 31, 1998, an increase of $2.6 million, or 18.8%. The increase was due primarily to a $689,000, or 10.4%, increase in employee compensation and benefits, a $357,000, or 21.2%, increase in occupancy and equipment, an $854,000, or 132.4%, increase in data processing, a $101,000, or 19.5%, increase in advertising, a $154,000, or 30.2%, increase in franchise taxes and a $426,000, or 12.8%, increase in other operating costs. The increase in employee compensation and benefits resulted primarily from an increase in staffing levels and normal merit increases year to year. The increase in occupancy and equipment was primarily attributable to an increase in both depreciation expense on office equipment and building maintenance costs. The increase in other operating expenses included $212,000 in costs recorded in 1998 related to the Merger. The increase in data processing costs resulted from replacing and modernizing the Corporation's data processing systems and in addressing the Year 2000 issue (see Year 2000). Advertising, franchise taxes and other operating expenses increased primarily as a result of the Corporation's overall growth year to year.

         Federal Income Taxes. The provision for federal income taxes totaled $3.4 million for the year ended December 31, 1998, an increase of $488,000, or 16.7%, over 1997. This increase was primarily attributable to a $2.1 million, or 26.0%, increase in pre-tax earnings. The effective tax rate amounted to 32.7% and 35.3% for the years ended December 31, 1998 and 1997, respectively. The Corporation's change in effective tax rate year to year was primarily attributable to the Corporation's receipt of nontaxable life insurance proceeds in 1998.

Comparison of Results of Operations for the Years Ended December 31, 1997 and
1996

         General. Increases in the level of income and expenses during the year ended December 31, 1997, compared to 1996, were significantly influenced by the inclusion of the accounts of First Savings, which was acquired by Camco in October 1996, in a transaction accounted for using the purchase method of accounting. Accordingly, the statement of earnings for the year ended December 31, 1996, was not restated for the acquisition of First Savings.

         Camco's net earnings for the year ended December 31, 1997 totaled $5.3 million, an increase of $2.1 million, or 66.5%, over the $3.2 million of net earnings reported in 1996. The increase in earnings was primarily attributable to an increase in net interest income of $3.4 million, an increase in other income of $245,000, and a decrease in general, administrative and other expense of $29,000, which were partially offset by an increase in the provision for losses on loans of $244,000 and an increase in the provision for federal income taxes of $1.3 million.

         Net Interest Income. Total interest income for the year ended December 31, 1997, increased by $8.4 million, or 25.6%, reflecting the effects of $104.4 million of growth in average interest-earning assets outstanding.

         Interest income on loans and mortgage-backed securities totaled $38.4 million for the year ended December 31, 1997, an increase of $8.1 million, or 26.7%, over the comparable 1996 period. The increase resulted primarily from a $100.4 million, or 27.4%, increase in the average balances outstanding year to year. Interest income on investments and interest-bearing deposits increased by $306,000, or 12.1%, due to an increase in average outstanding balances of $3.9 million. Interest expense on deposits increased by $3.3 million, or 20.8%, to a total of $18.9 million for the year ended December 31, 1997, due primarily to an increase of $63.5 million in the average balance of deposits outstanding. Interest expense on borrowings totaled $3.9 million for the year ended December 31, 1997, an increase of $1.7 million, or 78.6%, over 1996. The increase resulted primarily from a $30.6 million increase in the average balance of borrowings outstanding year to year.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by $3.4 million, or 22.9%, to a total of $18.4 million for the year ended December 31, 1997. The interest rate spread decreased to approximately 3.31% for the year ended December 31, 1997, from 3.44% for 1996, while the net interest margin decreased to approximately 3.61% in 1997, compared to 3.69% in 1996.

         Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The provision for losses on loans totaled $385,000 for the year ended December 31, 1997, an increase of $244,000 over 1996, and generally reflects growth in the loan portfolio.

         Other Income. Other income increased for the year ended December 31, 1997, by $245,000, or 6.6%, over 1996. The increase in other income was primarily attributable to a $342,000, or 27.2%, increase in gains on sale of loans, an increase of $214,000, or 18.4%, in late charges, rent and other, a $62,000, or 11.7%, increase in service charges and other fees on deposits and a $37,000 increase in gains on sale of real estate acquired through foreclosure, which were partially offset by a $410,000, or 54.7%, decrease in loan servicing fees. The increase in gains on sale of loans primarily reflects an increase in sales volume year to year. The increase in late charges, rent and other was primarily attributable to growth in loans and deposit accounts.

         General, Administrative and Other Expense. General, administrative and other expense totaled $13.7 million for the year ended December 31, 1997, a decrease of $29,000, or .2%. The decrease was primarily attributable to the absence of a $2.1 million one-time charge recorded in 1996 as a result of legislation enacted to recapitalize the SAIF. Excluding the SAIF charge, general, administrative and other expense increased by approximately $2.1 million, or 17.6%. This increase in general, administrative and other expense was due primarily to a $979,000, or 17.4%, increase in employee compensation and benefits, a $250,000, or 17.5%, increase in occupancy and equipment, an $809,000, or 32.1%, increase in other operating costs, a $111,000 increase in goodwill amortization and a $122,000, or 23.3%, increase in data processing costs. As previously discussed, the 1997 consolidated statement of earnings includes the accounts of First Savings, while the 1996 balances have not been restated to include the effects of the acquisition of First Savings. First Savings had approximately $1.7 million of general, administrative and other expense for the year ended December 31, 1997. The increase in occupancy and equipment is attributable to increased depreciation expense on office equipment and general repairs of office buildings. The increase in data processing, advertising and other operating costs generally reflects the effects of Camco's growth year to year.

         Federal Income Taxes. The provision for federal income taxes totaled $2.9 million for the year ended December 31, 1997, an increase of $1.3 million, or 84.0%. This increase is attributable to a $3.5 million, or 72.3%, increase in pre-tax earnings. The effective tax rate amounted to 35.3% and 33.1% for the years ended December 31, 1997 and 1996, respectively.

Liquidity and Capital Resources

         Savings associations are generally required to maintain specified minimum levels of liquid investments, including cash and qualifying types of U.S. Government and agency obligations and other specified instruments. The primary sources of funds for the Banks are deposits, principal and interest payments made on the portfolio loans, proceeds from the sale of mortgage loans, maturing investments, FHLB advances and funds provided by operating activities. Principal uses of funds include deposit withdrawals, loan originations, investment purchases, repayment of FHLB advances, payment of interest on deposits and payment of operating expenses. While certain of these sources and uses of funds are relatively predictable, deposit flows, loan originations and prepayments of loans are influenced by external factors such as interest rates, economic conditions, competition and consumer confidence in financial service industries.

         Camco attempts to maintain a stable retail deposit base which does not utilize brokered deposits. During the years ended December 31, 1998 and 1997, Camco maintained its deposit balance goals by offering competitive, but not excessive, interest rates on deposits.

         At December 31, 1998, the Banks had total outstanding loan commitments of $58.3 million, which included outstanding loan origination commitments, outstanding commitments to purchase loans, undisbursed loans in process of $22.3 million, and borrower's unused lines of credit of $17.6 million. Such commitments can be funded from current excess liquidity and normal cash flow from operations.

     Camco's principal source of income on an unconsolidated basis is earnings and dividends from the Banks. The ability of the Banks to pay dividends to Camco is subject to certain regulatory restrictions. Each of the Banks is currently able to pay dividends to Camco to the fullest extent permitted by federal regulations.

Year 2000 Issue

     The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1996, the Corporation began evaluating the status of all of its technological systems which included its state of readiness in addressing the Y2K issue. After the analysis was completed, a technology plan was developed and implementation of the plan started in mid-1997.

     As the Corporation is primarily dependent on a third-party data processing service bureau for maintaining customer records and financial systems, a task force was formed to identify a service bureau that would meet the current and future technology needs of the Corporation and which would be Y2K compliant. The new service bureau was selected and conversion of all of the Banks' data systems were completed in the fourth quarter of 1998. As a part of the conversion process, all of the data processing hardware and software in the Banks was replaced and has been tested as being Y2K compliant. The Corporation estimates that the cost of converting and replacing information and non-information technology systems will fall within a range of $1.5 million and $1.75 million with at least 75% being capitalized (which relates to a discretionary management decision to upgrade existing information technology systems). As stated previously, data processing expenses during 1998 increased by $854,000, most of which was for conversion and de-conversion costs, training and increased costs related to out of contract processing. Management had estimated that the total cost to address the Y2K issue would be approximately $75,000, of which $30,000 occurred in 1998. While management believes their Y2K budget is based on sound assumptions, there is no guarantee that additional expenses will not occur in the future.

     The   Corporation   has  identified  its  other  third  party  vendors  and
significant borrowers and, if they were deemed critical to the banking operations of Camco, a review of their Y2K readiness was conducted. The Corporation continues to monitor its vulnerability to third-party vendors (other than its new service bureau) and to significant borrowers, all of which are insignificant to consolidated operations.

     Camco is developing contingency plans in which it will seek alternative sources for critical services provided by third party vendors who it has deemed will not be Y2K compliant. In addition, business resumption is also being addressed and will be monitored throughout 1999 for possible enhancements.

     The final phase of the Corporation's Y2K plan involves the testing of the systems in place to ensure Y2K readiness. The Corporation's service bureau completed the testing of its systems during the fourth quarter of 1998. The tests were conducted in accordance with recommendations published by the Federal Financial Institutions Examination Council ("FFIEC"). The Corporation's testing of all types of transactions through the service bureau will be completed in the first quarter of 1999. The Corporation's plan also calls for the testing of non-information technology hardware and where necessary, either the repair or replacement of those systems if they are found to be non-Y2K compliant.

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

         SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective January 1, 1998, as required, without material impact on Camco's consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management adopted SFAS No. 131 effective January 1, 1998, as required, without material impact on Camco's consolidated financial statements.

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

Item 7.        Financial Statements and Supplementary Data



               Report of Independent Certified Public Accountants


Board of Directors
Camco Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Camco Financial Corporation as of December 31, 1998 and 1997, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camco Financial Corporation as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.



/s/GRANT THORNTON LLP


Cincinnati, Ohio
February 25, 1999

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                  December 31,
                        (In thousands, except share data)

         ASSETS                                                                                  1998              1997
                                                                                                              (Restated)
Cash and due from banks                                                                      $ 13,206          $ 12,436
Interest-bearing deposits in other financial institutions                                      22,609            10,473
                                                                                              -------           -------
         Cash and cash equivalents                                                             35,815            22,909

Investment securities available for sale - at market                                            1,307             3,572
Investment securities held to maturity - at cost, approximate market
  value of $10,998 and $17,536 as of December 31, 1998 and 1997                                10,962            17,489
Mortgage-backed securities available for sale - at market                                       3,476             8,447
Mortgage-backed securities held to maturity - at cost, approximate market
  value of $5,102 and $8,311 as of December 31, 1998 and 1997                                   5,019             8,207
Loans held for sale - at lower of cost or market                                               10,119             4,135
Loans receivable - net                                                                        538,550           477,366
Office premises and equipment - net                                                            10,598             8,420
Real estate acquired through foreclosure                                                          217               737
Federal Home Loan Bank stock - at cost                                                          8,250             5,492
Accrued interest receivable on loans                                                            3,576             2,972
Accrued interest receivable on mortgage-backed securities                                          61               112
Accrued interest receivable on investment securities and interest-bearing deposits                229               349
Prepaid expenses and other assets                                                                 393               830
Cash surrender value of life insurance                                                          5,161             5,482
Goodwill - net of accumulated amortization                                                      3,402             3,552
Prepaid federal income taxes                                                                       -                 99
                                                                                              -------           -------

         Total assets                                                                        $637,135          $570,170
                                                                                              =======           =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                     $443,227          $422,368
Advances from the Federal Home Loan Bank                                                      125,483            82,319
Advances by borrowers for taxes and insurance                                                   2,478             4,478
Accounts payable and accrued liabilities                                                        2,679             3,459
Dividends payable                                                                                 589               491
Accrued federal income taxes                                                                      354                -
Deferred federal income taxes                                                                   2,186             1,724
                                                                                              -------           -------
         Total liabilities                                                                    576,996           514,839

Commitments                                                                                        -                 -

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares; no shares outstanding                 -                 -
  Common stock - $1 par value; authorized, 8,900,000 shares, 5,480,331 and
    3,639,997 shares  issued at December 31, 1998 and 1997, respectively                        5,480             3,640
  Additional paid-in capital                                                                   27,053            26,915
  Retained earnings - substantially restricted                                                 27,628            24,645
  Unrealized gains on securities designated as available for sale, net of related tax effects      96               131
  Less 6,388 shares of treasury stock - at cost                                                  (118)               -
                                                                                              -------           -------
         Total stockholders' equity                                                            60,139            55,331
                                                                                              -------           -------

         Total liabilities and stockholders' equity                                          $637,135          $570,170
                                                                                              =======           =======


The accompanying notes are an integral part of these statements.


                           Camco Financial Corporation
                       CONSOLIDATED STATEMENTS OF EARNINGS
                         For the year ended December 31,
                        (In thousands, except share data)

                                                                                    1998            1997           1996
                                                                                              (Restated)     (Restated)
Interest income
  Loans                                                                          $40,478         $37,060        $29,106
  Mortgage-backed securities                                                         779           1,321          1,176
  Investment securities                                                            1,037           1,625          1,475
  Interest-bearing deposits and other                                              1,989           1,211          1,055
                                                                                  ------          ------         ------
         Total interest income                                                    44,283          41,217         32,812

Interest expense
  Deposits                                                                        19,538          18,899         15,639
  Borrowings                                                                       5,314           3,879          2,172
                                                                                  ------          ------         ------
         Total interest expense                                                   24,852          22,778         17,811
                                                                                  ------          ------         ------

         Net interest income                                                      19,431          18,439         15,001

Provision for losses on loans                                                        250             385            141
                                                                                  ------          ------         ------

         Net interest income after provision for losses on loans                  19,181          18,054         14,860

Other income
  Late charges, rent and other                                                     2,543           1,380          1,166
  Loan servicing fees                                                                348             339            749
  Service charges and other fees on deposits                                         667             592            530
  Gain on sale of loans                                                            3,955           1,599          1,257
  Gain on sale of investment and mortgage-backed securities                           12              -              -
  Gain (loss) on sale of real estate acquired through  foreclosure                    68              35             (2)
  Loss on sale of premises and equipment                                             (41)             -              -
                                                                                  ------          ------         ------
         Total other income                                                        7,552           3,945          3,700

General, administrative and other expense
  Employee compensation and benefits                                               7,298           6,609          5,630
  Occupancy and equipment                                                          2,038           1,681          1,431
  Federal deposit insurance premiums                                                 291             287          2,729
  Data processing                                                                  1,499             645            523
  Advertising                                                                        620             519            404
  Franchise taxes                                                                    664             510            483
  Amortization of goodwill                                                           150             149             38
  Other operating                                                                  3,759           3,333          2,524
                                                                                  ------          ------         ------
         Total general, administrative and other expense                          16,319          13,733         13,762
                                                                                  ------          ------         ------

         Earnings before federal income taxes                                     10,414           8,266          4,798

Federal income taxes
  Current                                                                          2,930           2,863          1,914
  Deferred                                                                           480              59           (326)
                                                                                  ------          ------         ------
         Total federal income taxes                                                3,410           2,922          1,588
                                                                                  ------          ------         ------

         NET EARNINGS                                                            $ 7,004         $ 5,344        $ 3,210
                                                                                  ======          ======         ======

         BASIC EARNINGS PER SHARE                                                  $1.28           $0.98          $0.75
                                                                                    ====            ====           ====

         DILUTED EARNINGS PER SHARE                                                $1.25           $0.96          $0.73
                                                                                    ====            ====           ====




The accompanying notes are an integral part of these statements.


                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                        For the years ended December 31,
                                 (In thousands)


                                                                     1998         1997         1996
Net earnings                                                       $7,004       $5,344       $3,210

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    during the period, net of tax                                     (27)          78         (115)

Reclassification adjustment for realized gains included
  in earnings, net of tax of $4 for the year
  ended December 31, 1998                                              (8)          -            -
                                                                    -----        -----        -----

Comprehensive income                                               $6,969       $5,422       $3,095
                                                                    =====        =====        =====

Accumulated other comprehensive income                             $   96       $  131       $   53
                                                                    =====        =====        =====






























The accompanying notes are an integral part of these statements.


                           Camco Financial Corporation
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

                                                                                     Unrealized
                                                                                  gains (losses)           Shares
                                                                                  on securities          acquired
                                                            Additional               designated         for stock          Total
                                                     Common    paid-in  Retained   as available Treasury  benefit   stockholders'
                                                      stock    capital  earnings       for sale    stock    plans         equity
Balance at January 1, 1996, as restated
  for business combination (Note A)                  $2,354   $  7,360   $24,429        $168    $(214)   $ (68)         $34,029

Stock options exercised                                   6         23        -           -        -        -                29
Cash dividends declared - $0.4210 per share              -          -     (1,253)         -        -        -            (1,253)
Stock dividend (5%) including cash in lieu of
  fractional shares                                     118      2,004    (2,126)         -        -        -                (4)
Issuance of shares in connection with acquisition       987     14,483        -           -        -        -            15,470
Amortization of stock benefit plans                      -          -         -           -        -        25               25
Net earnings                                             -          -      3,210          -        -        -             3,210
Unrealized losses on securities designated as
  available for sale, net of related tax effects         -          -         -         (115)      -        -              (115)
                                                      -----     ------    ------         ---      ---       --         --------

Balance at December 31, 1996                          3,465     23,870    24,260          53     (214)     (43)          51,391

Stock options exercised                                  -           1        -           -        -        -                 1
Cash dividends declared - $0.5014 per share              -          -     (1,884)         -        -        -            (1,884)
Stock dividend (5%) including cash in lieu of
 fractional shares                                     175       2,893    (3,075)         -        -        -                 (7)
Amortization of stock benefit plans                      -          -         -           -        -        43               43
Proceeds from reissuance of treasury stock               -         151        -           -       214       -               365
Net earnings                                             -          -      5,344          -        -        -             5,344
Unrealized gains on securities designated as
  available for sale, net of related tax effects         -          -         -           78       -        -                78
                                                      -----     ------    ------        ----      ---       --           ------

Balance at December 31, 1997                          3,640     26,915    24,645         131       -        -            55,331

Stock options exercised                                  14        138        -           -       (42)      -               110
Cash dividends declared - $0.40 per share                -          -     (2,195)         -        -        -            (2,195)
Three-for-two stock split including cash in lieu
  of fractional shares                                1,826         -     (1,826)         -        -        -                 -
Net earnings                                             -          -      7,004          -        -        -             7,004
Purchase of treasury shares                              -          -         -           -       (76)      -               (76)
Unrealized losses on securities designated as
  available for sale, net of related tax effects         -          -         -          (35)      -        -               (35)
                                                      -----     ------    ------        ----      ---       --           ------

Balance at December 31, 1998                         $5,480    $27,053   $27,628       $  96    $(118)     $-           $60,139
                                                      =====     ======    ======        ====     ====       ==           ======


The accompanying notes are an integral part of these statements.

                           Camco Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         For the year ended December 31,
                                 (In thousands)

                                                                                      1998              1997           1996
                                                                                                  (Restated)     (Restated)
Cash flows from operating activities:
  Net earnings for the year                                                       $  7,004          $  5,344       $  3,210
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of goodwill                                                           150               149             38
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                                 (25)               61             25
    Depreciation and amortization                                                      849               739            567
    Amortization of purchase accounting adjustments                                    (11)              (39)           (10)
    Provision for losses on loans                                                      250               385            141
    Amortization of deferred loan origination fees                                    (769)             (610)          (441)
    (Gain) loss on sale of real estate acquired through foreclosure                    (68)              (35)             2
    Gain on sale of investments and mortgage-backed securities
      designated as available for sale                                                 (12)               -              -
    Amortization expense of stock benefit plans                                         -                 43             25
    Loss on sale of office premises and equipment                                       41                -              -
    Federal Home Loan Bank stock dividends                                            (461)             (351)          (252)
    Gain on sale of loans                                                           (1,490)             (619)          (391)
    Loans originated for sale in the secondary market                             (211,883)          (80,869)       (61,100)
    Proceeds from sale of mortgage loans in the secondary market                   207,389            78,284         62,078
    Increase  (decrease) in cash, net of acquisition of First Ashland
    Financial Corporation in 1996, due to changes in:
      Accrued interest receivable on loans                                            (604)             (349)          (265)
      Accrued interest receivable on mortgage-backed securities                         51                17             32
      Accrued interest receivable on investments                                       120               150            (95)
      Prepaid expenses and other assets                                                437              (295)           262
      Accrued interest and other liabilities                                          (682)             (981)         1,897
      Federal income taxes
        Current                                                                        453               307            312
        Deferred                                                                       480                59           (326)
                                                                                   -------           -------        -------
         Net cash provided by operating activities                                   1,219             1,390          5,709

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities                                 20,994            22,322         14,288
  Proceeds from sale of investment securities designated as
    available for sale                                                                 900               687            427
  Proceeds from sale of mortgage-backed securities designated as
    available for sale                                                               4,636                -              -
  Purchase of investment securities designated as available for sale                  (150)             (540)           (33)
  Purchase of investment securities designated as held to maturity                 (12,932)          (14,490)        (9,996)
  Principal repayments on mortgage-backed securities                                 3,489             4,253          2,672
  Loan disbursements                                                              (232,558)         (176,294)      (128,624)
  Purchases of loans                                                               (18,982)          (12,514)            -
  Principal repayments on loans                                                    191,105           130,541         92,537
  Purchase of office premises and equipment - net                                   (3,098)           (1,472)        (1,130)
  Proceeds from sale of office premises and equipment                                   30                -              -
  Proceeds from sale of real estate acquired through foreclosure                       426               389            326
  Purchase of Federal Home Loan Bank stock                                          (2,297)             (797)          (200)
  Additions to real estate acquired through foreclosure                                (58)              (15)            (3)
  Net decrease in certificates of deposit in other financial institutions               -                990            891
  Purchase of life insurance                                                           (40)             (370)        (4,735)
  Net increase in cash surrender value of life insurance                              (238)             (232)          (145)
  Proceeds from redemption of life insurance                                           599                -              -
  Purchase of First Ashland Financial Corporation stock - net                           -                 -           2,633
                                                                                   -------           -------        -------
         Net cash used in investing activities                                     (48,174)          (47,542)       (31,092)
                                                                                   -------           -------        -------

         Net cash used in operating and investing activities
           (balance carried forward)                                               (46,955)          (46,152)       (25,383)
                                                                                   -------           -------        -------


                           Camco Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                         For the year ended December 31,
                                 (In thousands)

                                                                                      1998              1997           1996
                                                                                                  (Restated)     (Restated)
         Net cash used in operating and investing activities
           (balance brought forward)                                              $(46,955)         $(46,152)      $(25,383)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                          20,859            24,202          2,334
  Proceeds from Federal Home Loan Bank advances and other borrowings               104,089            62,330        110,115
  Repayment of Federal Home Loan Bank advances and other borrowings                (60,926)          (38,366)       (80,326)
  Dividends paid on common stock                                                    (2,195)           (1,891)        (1,257)
  Proceeds from exercise of stock options                                              110                 1             29
  Proceeds from reissuance of treasury stock                                            -                365             -
  Purchase of treasury shares                                                          (76)               -              -
  Increase (decrease) in advances by borrowers for taxes and insurance              (2,000)            1,443           (168)
                                                                                   -------           -------        -------
         Net cash provided by financing activities                                  59,861            48,084         30,727
                                                                                   -------           -------        -------

Net increase in cash and cash equivalents                                           12,906             1,932          5,344

Cash and cash equivalents at beginning of year                                      22,909            20,977         15,633
                                                                                   -------           -------        -------

Cash and cash equivalents at end of year                                          $ 35,815          $ 22,909       $ 20,977
                                                                                   =======           =======        =======


Supplemental disclosure of cash flow information:
 Cash paid during the year for:
    Interest on deposits and borrowings                                           $ 24,746          $ 22,799       $ 17,500
                                                                                   =======           =======        =======

    Income taxes                                                                  $  2,433          $  2,452       $  1,653
                                                                                   =======           =======        =======

Supplemental disclosure of noncash investing activities:
  Transfers from mortgage loans to real estate acquired
    through foreclosure                                                           $    477          $    978       $     92
                                                                                   =======           =======        =======

  Issuance of mortgage loans upon sale of real
    estate acquired through foreclosure                                           $    697          $     -        $    283
                                                                                   =======           =======        =======

  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                                $    (35)         $     78       $   (115)
                                                                                   =======           =======        =======

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 125                                                             $  2,465          $    980       $    866
                                                                                   =======           =======        =======

  Transfer of mortgage-backed securities from a held to
    maturity classification to available for sale                                 $  1,344          $     -        $     -
                                                                                   =======           =======        =======


Supplemental disclosure of noncash financing activities:
  Acquisition of treasury stock in exchange for
    exercise of stock options                                                     $     42          $     -        $     -
                                                                                   =======           =======        =======

  Liabilities assumed and cash paid in acquisition of
    First Ashland Financial Corporation                                           $     -           $     -        $ 84,467

  Less:  fair value of assets received                                                  -                 -          80,728
                                                                                   -------           -------        -------

  Amount assigned to goodwill                                                     $     -           $     -        $  3,739
                                                                                   =======           =======        =======


The accompanying notes are an integral part of these statements.

                           Camco Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


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

    During 1997, the Board of Directors of Camco Financial Corporation ("Camco" or the "Corporation") approved a business combination whereby GF Bancorp, Inc., the parent company of Germantown Federal Savings Bank, would merge with and into the Corporation, and Germantown Federal Savings Bank would merge with and into First Federal. The merger was approved by regulatory authorities in 1997, and was completed in January 1998. The business combination was accounted for as a pooling of interests and, accordingly, the assets, liabilities and capital of the respective combining companies were added together at historic carrying value. The December 31, 1997 consolidated statement of financial condition and the consolidated statements of earnings, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996 have been restated to give effect to the combination as of January 1, 1996.

    The following is a summary of the Corporation's significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements.

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    1.  Principles of Consolidation

    The  consolidated   financial   statements   include  the  accounts  of  the
    Corporation  and  its  wholly-owned  and  second  tier   subsidiaries.   All
    significant intercompany balances and transactions have been eliminated.

    2.  Interest Rate Risk

    The earnings of the Corporation are primarily dependent upon net interest income, which is determined by 1) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities
    (interest rate spread) and 2) the relative amounts of interest-earning assets and interest-bearing liabilities outstanding. The Corporation's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Corporation is vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. At December 31, 1998, 1997 and 1996, the Corporation had net interest-earning assets of $605.5 million, $540.7 million and $485.9 million, with weighted average effective yields of 7.63%, 8.04% and 7.96% and net interest-bearing liabilities of approximately $568.7 million, $504.7 million and $456.5 million, with weighted average effective interest rates of 4.69%, 4.99% and 4.89%. To minimize the effect of adverse changes in interest rates on its results of operations, the Corporation has implemented an asset and liability management plan that emphasizes increasing the interest rate sensitivity and shortening the maturities of its interest-earning assets and extending the maturities of its interest-bearing liabilities. Although the Corporation has undertaken a variety of strategies to minimize its exposure to interest rate risk, its primary emphasis has been on the origination and purchase of adjustable rate loans.

    3.  Investment Securities and Mortgage-Backed Securities

    The Corporation accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments be categorized as held-to-maturity, trading, or available for sale. Securities classified as held-to-maturity are carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or stockholders' equity, respectively. Investment and mortgage-backed securities are classified as held-to-maturity or available for sale upon acquisition. At December 31, 1998 and 1997, the Corporation's stockholders' equity reflected net unrealized gains on securities designated as available for sale of $96,000 and $131,000, respectively. Realized gains and losses on sales of securities are recognized using the specific identification method.

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

    Loans held for sale are carried at the lower of cost (less principal payments received) or fair value (market value), calculated on an aggregate basis. At December 31, 1998 and 1997, such loans were carried at cost, which approximated fair value.

    The Corporation accounts for mortgage servicing rights in accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires that the Corporation recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained would allocate some of the cost of the loans to the mortgage servicing rights.

     SFAS No. 125 requires that securitization of mortgage loans be accounted for as sales of mortgage loans and acquisitions of mortgage-backed securities. Additionally, SFAS No. 125 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value.

    The mortgage servicing rights recorded by the Banks', calculated in accordance with the provisions of SFAS No. 125, were segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate. Once pooled, each grouping of loans was evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio. Earnings were projected from a variety of sources including loan servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income, and costs to service the loans. The present value of future earnings is the "economic" value for the pool, i.e., the net realizable present value to an acquirer of the acquired servicing.

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    4.  Loans Receivable (continued)

    The Corporation recorded amortization related to mortgage servicing rights totaling approximately $704,000, $497,000 and $99,000 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, the fair value of the Corporation's mortgage servicing rights totaled approximately $3.6 million and $1.9 million, respectively.

    At December 31, 1998 and 1997, the Banks were servicing mortgage loans of approximately $408.6 million and $300.1 million, respectively, that have been sold to the Federal Home Loan Mortgage Corporation and other investors.

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

    6.  Allowance for Loan Losses

    It is the Corporation's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary market area. When the collection of a loan becomes doubtful, or otherwise troubled, the Corporation records a charge-off equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Such provision is based on management's estimate of the fair value of the underlying collateral, taking into consideration the current and currently anticipated future operating or sales conditions. As a result, such estimates are particularly susceptible to changes that could result in a material adjustment to results of operations in the near term. Recovery of the carrying value of such loans is dependent to a great extent on economic, operating, and other conditions that may be beyond the Corporation's control.

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    6.  Allowance for Loan Losses (continued)

    The Corporation accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral.

    A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Corporation considers its investment in one- to four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Corporation's investment in multi-family and nonresidential loans, and its evaluation of any impairment thereon, such loans are generally collateral dependent and as a result are carried as a practical expedient at the lower of cost or fair value.

    It is the Corporation's policy to charge off unsecured credits that are more than ninety days delinquent. Similarly, collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

    At December 31, 1998 and 1997, the Corporation had no loans that would be defined as impaired under SFAS No. 114.

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

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    8.  Office Premises and Equipment

    Office premises and equipment are carried at cost and include expenditures which extend the useful lives of existing assets. Maintenance, repairs and minor renewals are expensed as incurred. For financial reporting, depreciation and amortization are provided on the straight-line and accelerated methods over the useful lives of the assets, estimated to be ten to fifty years for buildings and improvements and three to twenty-five years for furniture, fixtures, and equipment. An accelerated depreciation method is used for tax reporting purposes.

    9.  Goodwill

    Goodwill resulting from the acquisition of Ashland totaled approximately $3.7 million, and is being amortized over a twenty-five year period using the straight-line method. Management periodically evaluates the carrying value of intangible assets in relation to the continuing earnings capacity of the acquired assets and assumed liabilities.

    10.  Federal Income Taxes

    The Corporation accounts for federal income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years' earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

    Deferral of income taxes results primarily from different methods of accounting for deferred loan origination fees, Federal Home Loan Bank stock dividends, the general loan loss allowance, percentage of earnings bad debt deductions and certain components of retirement expense. A temporary difference is also recognized for depreciation expense computed using accelerated methods for federal income tax purposes.

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    11.  Earnings Per Share and Dividends Per Share

    Basic earnings per share is calculated based on 5,478,017, 5,462,972 and 4,278,350 weighted average number of common shares outstanding for the years ended December 31, 1998, 1997 and 1996, respectively. Weighted-average common shares outstanding for the years ended December 31, 1997 and 1996 have been adjusted to reflect the effects of the GF Bancorp merger, the three-for-two stock split during 1998, and a 5% stock dividend effected during 1997.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 5,621,974, 5,582,523 and 4,372,471 for the years ended December 31, 1998,
    1997  and  1996,  respectively.  There  were  143,957,  119,551  and  94,121 incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share for the years ended December 31, 1998, 1997 and 1996, respectively.

    Dividends per share for the years ended December 31, 1998, 1997 and 1996, have also been adjusted to reflect the effects of the GF Bancorp merger, the three-for-two stock split and the 5% stock dividend.

    12.  Comprehensive Income

    The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income," as of January 1, 1998. The Statement establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. Financial statements for earlier periods have been restated for comparative purposes. Accumulated comprehensive income consists solely of the change in unrealized gains/losses on securities designated as available for sale in accordance with SFAS No. 115.

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    13.  Fair Value of Financial Instruments

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

                  Deposits: The fair values of deposits with no stated maturity, such as money market demand deposits, savings and NOW accounts, are deemed equal to the amount payable on demand as of December 31, 1998 and 1997. The fair value of fixed-rate certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    13.  Fair Value of Financial Instruments (continued)

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

                  Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At December 31, 1998 and 1997, the difference between the fair value and notional amount of loan commitments was not material.

    Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments are as follows:

                                                                                       December 31,
                                                                          1998                            1997
                                                               Carrying           Fair          Carrying           Fair
                                                                  value          value             value          value
                                                                                     (In thousands)
    Financial assets
      Cash and cash equivalents                               $  35,815      $  35,815         $  22,909      $  22,909
      Investment securities                                      12,269         12,305            21,061         21,108
      Mortgage-backed securities                                  8,495          8,578            16,654         16,758
      Loans receivable                                          548,669        555,608           481,501        487,903
      Federal Home Loan Bank stock                                8,250          8,250             5,492          5,492
                                                                -------        -------           -------        -------

                                                               $613,498       $620,556          $547,617       $554,170
                                                                =======        =======           =======        =======

    Financial liabilities
      Deposits                                                 $443,227       $443,092          $422,368       $426,845
      Advances from the Federal Home Loan Bank                  125,483        123,618            82,319         82,652
      Advances by borrowers for taxes and insurance               2,478          2,478             4,478          4,478
                                                                -------        -------           -------        -------

                                                               $571,188       $569,188          $509,165       $513,975
                                                                =======        =======           =======        =======

    14.  Cash and Cash Equivalents

    Cash  and  cash  equivalents   consist  of  cash  and  due  from  banks  and
    interest-bearing deposits in other financial institutions with original maturities of three months or less.

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    15.  Advertising

    Advertising costs are expensed when incurred.

    16.  Reclassifications

    Certain prior year amounts have been reclassified to conform to the 1998 consolidated financial statement presentation.


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

    The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investment securities at December 31, 1998 and 1997 are as follows:

                                                                                1998
                                                                           Gross          Gross      Estimated
                                                       Amortized      unrealized     unrealized           fair
                                                            cost           gains         losses          value
                                                                            (In thousands)
    Held to maturity:
      U.S. Government agency obligations                 $10,782           $  28          $  5         $10,805
      Municipal bonds                                        180              13             -             193
                                                          ------             ---           ---          ------
         Total investment securities held to maturity     10,962              41             5          10,998
    Available for sale:
      U.S. Government agency obligations                   1,003               1             -           1,004
      Corporate equity securities                            229              74             -             303
                                                          ------             ---           ---          ------
         Total investments available for sale              1,232              75             -           1,307
                                                          ------             ---           ---          ------

         Total investment securities                     $12,194            $116          $  5         $12,305
                                                          ======             ===           ===          ======


                                                                                1997
                                                                           Gross          Gross      Estimated
                                                       Amortized      unrealized     unrealized           fair
                                                            cost           gains         losses          value
                                                                            (In thousands)
    Held to maturity:
      U.S. Government agency obligations                 $17,075            $ 52           $ 32        $17,095
      Municipal bonds                                        414              27             -             441
                                                          ------             ---            ---         ------
         Total investment securities held to maturity     17,489              79             32         17,536
    Available for sale:
      U.S. Government agency obligations                   2,511               8             -           2,519
      Corporate equity securities                             92              66             -             158
      Asset management funds                                 900              -               5            895
                                                          ------             ---            ---         ------
         Total investments available for sale              3,503              74              5          3,572
                                                          ------             ---            ---         ------

         Total investment securities                     $20,992            $153           $ 37        $21,108
                                                          ======             ===            ===         ======

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES
                 (continued)

    The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of mortgage-backed securities at December 31, 1998 and 1997, are as follows:

                                                                                1998
                                                                           Gross          Gross      Estimated
                                                       Amortized      unrealized     unrealized           fair
                                                            cost           gains         losses          value
                                                                            (In thousands)
    Held to maturity:
      FNMA                                                $2,831           $  54         $    5         $2,880
      FHLMC                                                2,034              36             21          2,049
      CMOs                                                    17               1             -              18
      GNMA                                                   116              13             -             129
      Other                                                   21               5             -              26
                                                         -------           -----             --        -------
         Total mortgage-backed securities
           held to maturity                                5,019             109             26          5,102
    Available for sale:
      FHLMC                                                3,281              76              3          3,354
      FNMA                                                   124              -               2            122
                                                          ------              --          -----         ------
         Total mortgage-backed securities
           available for sale                              3,405              76              5          3,476
                                                           -----            ----          -----          -----

    Total mortgage-backed securities                      $8,424            $185          $  31         $8,578
                                                           =====             ===           ====          =====


                                                                                1997
                                                                           Gross          Gross      Estimated
                                                       Amortized      unrealized     unrealized           fair
                                                            cost           gains         losses          value
                                                                            (In thousands)
    Held to maturity:
      FNMA                                              $  4,335           $  76          $  17       $  4,394
      FHLMC                                                3,645              29             17          3,657
      CMOs                                                    24               1             -              25
      GNMA                                                   173              26             -             199
      Other                                                   30               6             -              36
                                                       ---------           -----             --      ---------
         Total mortgage-backed securities
           held to maturity                                8,207             138             34          8,311
    Available for sale:
      FHLMC                                                8,317             167             37          8,447
                                                         -------             ---           ----        -------

    Total mortgage-backed securities                     $16,524            $305          $  71        $16,758
                                                          ======             ===           ====         ======

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES
                 (continued)

    The   amortized   cost  and   estimated   fair  value  of   investment   and
    mortgage-backed securities at December 31, 1998 and 1997 (including securities designated as available for sale) by contractual term to maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     1998                       1997
                                                                         Estimated                   Estimated
                                                            Amortized         fair      Amortized         fair
                                                                 cost        value           cost        value
                                                                                 (In thousands)
    Due in one year or less                                  $  2,495     $  2,506       $  6,500     $  6,488
    Due after one year through five years                       9,470        9,496         11,831       11,870
    Due after five years through ten years                         -            -           1,669        1,697
                                                              -------      -------        -------      -------
         Total investment securities                           11,965       12,002         20,000       20,055

    Corporate equity securities                                   229          303             92          158
    Mortgage-backed securities - not
      due at a single maturity date                             8,424        8,578         16,524       16,758
    Asset management fund                                          -            -             900          895
                                                              -------      -------       --------     --------

         Total                                                $20,618      $20,883        $37,516      $37,866
                                                               ======       ======         ======       ======

    During 1998, 1997 and 1996, the Corporation sold securities designated as available for sale with a carrying value of $5.5 million, $687,000 and $427,000, respectively.

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE C - LOANS RECEIVABLE

    Loans receivable at December 31 consist of the following:

                                                               1998                1997
                                                                     (In thousands)
    Conventional real estate loans:
      Existing residential properties                      $474,988            $427,511
      Nonresidential real estate                             15,019              11,294
      Construction                                           37,169              14,505
      Developed building lots                                 3,895               1,870
    Education loans                                           2,096               2,224
    Consumer and other loans                                 29,835              32,430
                                                           --------            --------
                  Total                                     563,002             489,834
    Less:
      Undisbursed portion of loans in process                22,262              10,059
      Unamortized yield adjustments                             407                 813
      Allowance for loan losses                               1,783               1,596
                                                          ---------           ---------

                  Loans receivable - net                   $538,550            $477,366
                                                            =======             =======

    As depicted above, the Corporation's lending efforts have historically focused on loans secured by existing residential properties, which comprise approximately $475.0 million, or 88.2%, of the total loan portfolio at December 31, 1998 and approximately $427.5 million, or 89.6%, of the total loan portfolio at December 31, 1997. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Corporation with adequate collateral coverage in the event of default. Nevertheless, the Corporation, as with any lending institution, is subject to the risk that residential real estate values could deteriorate in its primary lending areas of central and eastern Ohio, northern West Virginia, and northeastern Kentucky, thereby impairing collateral values. However, management is of the belief that residential real estate values in the Corporation's primary lending areas are presently stable.

    The Banks, in the ordinary course of business, have granted loans to certain of their directors, executive officers, and their associates. Such loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans (excluding loans to any such individual which in the aggregate did not exceed $60,000) was less than 5% of stockholders' equity at December 31, 1998 and 1997.

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE D - ALLOWANCE FOR LOAN LOSSES

    Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

                                                         1998              1997             1996
                                                                     (In thousands)
    Balance at beginning of year                       $1,596            $1,373           $1,128
    Provision for losses                                  250               385              141
    Allowance resulting from acquisition                   -                 -               109
    Charge-offs, net of immaterial recoveries             (63)             (162)              (5)
                                                      -------            ------         --------

    Balance at end of year                             $1,783            $1,596           $1,373
                                                        =====             =====            =====

    Nonaccrual and nonperforming loans totaled approximately $4.3 million, $1.9 million and $2.6 million at December 31, 1998, 1997 and 1996, respectively. Interest income that would have been recognized had such nonaccrual loans performed pursuant to contractual terms totaled approximately $167,000, $57,000 and $103,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


NOTE E - OFFICE PREMISES AND EQUIPMENT

    Office premises and equipment at December 31 is summarized as follows:

                                                          1998             1997
                                                              (In thousands)
    Land                                              $  1,593         $  1,443
    Buildings and improvements                           7,563            7,507
    Furniture, fixtures and equipment                    6,967            5,030
                                                       -------          -------
                                                        16,123           13,980
    Less accumulated depreciation and amortization       5,525            5,560
                                                       -------          -------

                                                       $10,598         $  8,420
                                                        ======          =======


                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE F - DEPOSITS

     Deposit balances by type and weighted-average interest rate at December 31, 1998 and 1997, are summarized as follows:

                                                          1998                      1997
                                                   Amount     Rate           Amount     Rate
                                                              (Dollars in thousands)
    NOW accounts                                $  70,944     1.70%       $  56,316     1.82%
    Money market demand accounts                   24,402     3.96           23,720     3.71
    Passbook and statement savings accounts        74,405     3.10           68,536     2.98
                                                 --------     ----         --------     ----
         Total withdrawable accounts              169,751     2.64          148,572     2.65
    Certificates of deposit:
      Seven days to one year                       88,134     5.36           40,660     5.30
      One to two years                             58,940     5.51           90,902     5.91
      Two to eight years                           62,429     5.90           89,287     6.12
    Negotiated rate certificates                   27,338     5.66           23,566     5.87
    Individual retirement accounts                 36,635     5.69           29,381     5.78
                                                 --------     ----         --------     ----
         Total certificate accounts               273,476     5.59          273,796     5.88
                                                  -------     ----          -------     ----

    Total deposits                               $443,227     4.46%        $422,368     4.74%
                                                  =======     ====          =======     ====

    At December 31, 1998 and 1997, the Corporation had certificate of deposit accounts with balances in excess of $100,000 totaling $45.3 million and $40.9 million, respectively.

     Interest expense on deposits is summarized as follows for the years ended December 31:

                                                1998         1997         1996
                                                         (In thousands)
    Certificate of deposit accounts          $15,256      $14,819      $12,318
    NOW accounts and money
      market demand accounts                   2,023        2,004        1,681
    Passbook and statement savings
      accounts                                 2,259        2,076        1,640
                                             -------      -------      -------

                                             $19,538      $18,899      $15,639
                                              ======       ======       ======

     The contractual maturities of outstanding certificates of deposit are summarized as follows at December 31:

                                                           1998                  1997
    Year ending December 31:                                     (In thousands)
         1998                                        $       -               $164,180
         1999                                           181,985                75,242
         2000                                            56,958                22,665
         2001                                            22,366                 4,706
         2002                                             5,291                 7,003
         After 2002                                       6,876                    -
                                                      ---------             ---------

    Total certificate of deposit accounts              $273,476              $273,796
                                                        =======               =======


                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE F - DEPOSITS (continued)

    At December 31, 1998 and 1997, public savings deposits were collateralized by investment securities and interest-bearing deposits in other banks totaling $14.5 million and $16.9 million, respectively.


NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

    Advances from the Federal Home Loan Bank, collateralized at December 31, 1998 and 1997, by pledges of certain residential mortgage loans totaling $192.5 million and $123.5 million, respectively, as well as the Federal Home Loan Bank stock of the respective Bank subsidiaries, are summarized as follows:

                                    Maturing year
    Interest Rate                ending December 31,                     1998                1997
                                                                               (In thousands)
    5.65% - 6.90%                      1998                        $       -              $51,750
    5.00% - 6.25%                      1999                            38,162              12,830
    5.80% - 6.10%                      2000                             1,000               6,000
    6.17%2001                           714                             1,000
    4.23% - 6.71%                Thereafter                            85,607              10,739
                                                                     --------              ------

                                                                     $125,483             $82,319
                                                                      =======              ======

                      Weighted average rate                              5.41%               6.25%
                                                                          ====                ====


NOTE H - FEDERAL INCOME TAXES

    A reconciliation of the effective tax rate for the years ended December 31, 1998, 1997 and 1996, respectively, and the federal statutory rate in each of these years, computed by applying the statutory federal corporate tax rate to income before taxes, is summarized as follows at December 31:

                                                          1998           1997         1996
                                                                   (In thousands)
    Federal income taxes computed at the
      expected statutory rate                           $3,545         $2,810       $1,631
    Increase (decrease) in taxes resulting from:
      Amortization of goodwill                              51             51           13
      Nontaxable interest income                           (87)           (89)         (35)
      Nontaxable life insurance proceeds                  (100)            -            -
      Nondeductible merger related expenses                 58            124           -
      Other                                                (57)            26          (21)
                                                       -------        -------      -------
    Tax provision per consolidated financial
      statements                                        $3,410         $2,922       $1,588
                                                         =====          =====        =====

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE H - FEDERAL INCOME TAXES (continued)

     The components of the Corporation's net deferred tax liability at December 31 is as follows:

    Taxes (payable) refundable on temporary
    differences at statutory rate:                        1998                    1997
                                                                  (In thousands)
    Deferred tax liabilities:
      Deferred loan origination costs                $     (81)                $    -
      FHLB stock dividends                                (786)                   (701)
      Percentage of earnings bad debt deduction           (635)                   (662)
      Book versus tax depreciation                        (154)                   (244)
      Retirement expense                                    -                      (43)
      Mortgage servicing rights                         (1,221)                   (647)
      Unrealized gain on securities designated
        as available for sale                              (50)                    (68)
      Other liabilities                                    (30)                    (43)
                                                      --------                --------
         Total deferred tax liabilities                 (2,957)                 (2,408)

    Deferred tax assets:
      General loan loss allowance                          607                     549
      Deferred loan origination fees                        -                        6
      Other assets                                         164                     129
                                                       -------                 -------
         Total deferred tax assets                         771                     684
                                                       -------                 -------

         Net deferred tax liability                    $(2,186)                $(1,724)
                                                        ======                  ======

    The Banks were allowed a special bad debt deduction generally limited to 8% of otherwise taxable income, subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualify as deductions for federal income taxes are later used for purposes other than for bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The percentage of earnings bad debt deduction had accumulated to approximately $8.4 million as of December 31, 1998. The amount of the unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $2.2 million at December 31, 1998. See Note O for additional information regarding future percentage of earnings bad debt deductions.


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

                        December 31, 1998, 1997 and 1996


NOTE I - COMMITMENTS (continued)

    The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as those utilized for on-balance-sheet instruments.

    At December 31, 1998 and 1997, the Banks had outstanding commitments to originate or purchase fixed rate loans of approximately $9.2 million and $2.7 million, respectively, and adjustable rate loans of approximately $9.2 million and $3.1 million, respectively. Additionally, the Banks had unused lines of credit under home equity and other loans of $17.6 million at December 31, 1998. Management believes that all loan commitments are able to be funded through cash flow from operations and existing excess liquidity. Fees received in connection with these commitments have not been recognized in earnings. At December 31, 1998, the Corporation had commitments to sell loans to FHLMC totaling $150.0 million which expire in December 1999.

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

                        December 31, 1998, 1997 and 1996


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

    As of December 31, 1998 and 1997, management believes that Cambridge and Marietta met all capital adequacy requirements to which the Banks are subject.

    Cambridge                                                As of December 31, 1998
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                                   (Dollars in thousands)
    Total capital
      (to risk-weighted assets)         $18,001    13.7%        =>$10,509    =>8.0%         =>$13,136     =>10.0%

    Tier I capital
      (to risk-weighted assets)         $17,451    13.3%        =>$ 5,254    =>4.0%         =>$ 7,881     => 6.0%

    Tier I leverage                     $17,451     7.3%        =>$ 9,535    =>4.0%         =>$11,919     => 5.0%

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE J - REGULATORY CAPITAL (continued)

                                                             As of December 31, 1997
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                                   (Dollars in thousands)
    Total capital
      (to risk-weighted assets)         $15,032    13.4%         =>$8,986    =>8.0%         =>$11,233     =>10.0%

    Tier I capital
      (to risk-weighted assets)         $14,582    13.0%         =>$4,493    =>4.0%         =>$ 6,740     => 6.0%

    Tier I leverage                     $14,582     6.9%         =>$8,437    =>4.0%         =>$10,547     => 5.0%


    Marietta                                                 As of December 31, 1998
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                               (Dollars in thousands)
    Total capital
      (to risk-weighted assets)         $12,142    13.3%         =>$7,306    =>8.0%          =>$9,132     =>10.0%

    Tier I capital
      (to risk-weighted assets)         $11,637    12.7%         =>$3,653    =>4.0%          =>$5,479     => 6.0%

    Tier I leverage                     $11,637     8.1%         =>$5,733    =>4.0%          =>$7,167     => 5.0%

                                                             As of December 31, 1997
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                               (Dollars in thousands)
    Total capital
      (to risk-weighted assets)         $10,091    13.0%         =>$6,224    =>8.0%          =>$7,780     =>10.0%

    Tier I capital
      (to risk-weighted assets)         $ 9,650    12.4%         =>$3,112    =>4.0%          =>$4,668     => 6.0%

    Tier I leverage                     $ 9,650     7.9%         =>$4,897    =>4.0%          =>$6,122     => 5.0%


                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


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

    As of December 31, 1998 and 1997, management believes that First Federal and Ashland met all capital adequacy requirements to which the Banks are subject.

    First Federal                                           As of December 31, 1998
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                              (Dollars in thousands)
    Tangible capital                    $12,004      9.2%        =>$1,955    =>1.5%          =>$6,516     => 5.0%

    Core capital                        $12,004      9.2%        =>$3,909    =>3.0%          =>$7,819     => 6.0%

    Risk-based capital                  $12,554     18.1%        =>$5,555    =>8.0%          =>$6,944     =>10.0%

                                                            As of December 31, 1997
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                              (Dollars in thousands)
    Tangible capital                    $12,211      9.1%        =>$2,003    =>1.5%          =>$6,677     => 5.0%

    Core capital                        $12,211      9.1%        =>$3,737    =>3.0%          =>$8,012     => 6.0%

    Risk-based capital                  $12,760     17.9%        =>$5,700    =>8.0%          =>$7,125     =>10.0%

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE J - REGULATORY CAPITAL REQUIREMENTS (continued)

    Ashland                                                 As of December 31, 1998
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                              (Dollars in thousands)
    Tangible capital                    $12,221    10.2%         =>$1,796    =>1.5%          =>$5,987     => 5.0%

    Core capital                        $12,221    10.2%         =>$3,592    =>3.0%          =>$7,184     => 6.0%

    Risk-based capital                  $12,407    18.4%         =>$5,390    =>8.0%          =>$6,737     =>10.0%

                                                            As of December 31, 1997
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                              (Dollars in thousands)
    Tangible capital                    $13,248    13.4%         =>$1,483    =>1.5%          =>$4,944     => 5.0%

    Core capital                        $13,248    13.4%         =>$2,966    =>3.0%          =>$5,932     => 6.0%

    Risk-based capital                  $13,382    24.4%         =>$4,389    =>8.0%          =>$5,486     =>10.0%

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

    Regulations of the OTS impose limitations on the payment of dividends and other capital distributions by savings associations. Under such regulations, a savings association that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirement is generally permitted without OTS approval (but subsequent to 30 days prior

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE J - REGULATORY CAPITAL REQUIREMENTS (continued)

    notice to the OTS of the planned dividend) to make capital distributions during a calendar year in the amount of (i) up to 100% of its net earnings to date during the year plus an amount equal to one-half of the amount by which its total capital to assets ratio exceeded its fully phased-in capital to assets ratio at the beginning of the year (ii) or 75% of its net earnings for the most recent four quarters. Pursuant to such OTS dividend regulations, Ashland and First Federal had the ability to pay dividends of approximately $6.2 million to Camco Financial Corporation at December 31, 1998.


NOTE K - BENEFIT PLANS

    The Corporation had a non-contributory defined benefit pension plan (the "Plan") covering all eligible employees. The Corporation terminated the Plan during 1997 upon receipt of appropriate regulatory approvals. The Plan's benefit formula was the projected unit credit formula which encompassed future salary levels and participants' years of service.

     Net pension costs includes the following components for the year ended December 31, 1996:

                                                              (In thousands)

    Service cost - benefits earned during year                          $232
    Interest cost on projected benefit obligation                        180
    Gain on plan assets                                                  (69)
    Net amortization, deferral and other                                 (40)
                                                                        ----

    Net pension cost                                                    $303

     Assumptions for the plan valuations for the year ended December 31, 1996 include:

    Weighted average discount rate                                  7.71%
    Annual rate of increase in compensation levels                  N/A
    Expected long-term rate of return on assets                     8.00%

    Coincident with the termination of the plan, the Corporation undertook a retirement plan which provides benefits to certain key officers. The Corporation's obligations under the plan have been provided for via the purchase of single premium key man life insurance of which the Corporation is the beneficiary. The Corporation recorded expense related to the plan totaling approximately $42,000 and $66,000 during the years ended December 31, 1998 and 1997, respectively.

    The Corporation also has a 401(k) Salary Savings Plan covering substantially all employees. Total expense under this plan was $783,000, $140,000 and $93,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE L - STOCK OPTION PLANS

    Stockholders of the Corporation have approved three stock option plans. Under the 1972 Plan, 242,124 common shares were reserved for issuance to officers, directors, and key employees of the Corporation and its subsidiaries. The 1982 Plan reserved 110,309 common shares for issuance to employees of the Corporation and its subsidiaries. At December 31, 1997, all of the stock options under the 1972 and 1982 Plans had been granted and were subject to exercise at the discretion of the grantees through 2002. Under the 1995 Plan, 153,798 shares were reserved for issuance. At December 31, 1998, no options under the 1995 Plan have been exercised. The foregoing number of shares under option have been adjusted to reflect the three-for-two stock split effected during 1998 and the 5% stock dividend effected during 1997.

    Additionally, in connection with the acquisition of First Ashland Financial Corporation ("First Ashland"), the stock options of First Ashland were converted into options to purchase 166,115 shares of the Corporation's stock at an exercise price of $7.75 per share which expire in 2005.

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

                                                 1998              1997           1996
                                                     (In thousands, except share data)
    Net earnings           As reported         $7,004            $5,344         $3,210
                                                =====             =====          =====

                             Pro-forma         $6,853            $5,344         $3,210
                                                =====             =====          =====

    Earnings per share
      Basic                As reported          $1.28             $0.98          $0.75
                                                 ====              ====           ====

                             Pro-forma          $1.25             $0.98          $0.75
                                                 ====              ====           ====

      Diluted              As reported          $1.25             $0.96          $0.73
                                                 ====              ====           ====

                             Pro-forma          $1.22             $0.96          $0.73
                                                 ====              ====           ====

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE L - STOCK OPTION PLANS (continued)

    The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for grants: dividend yield of 2.04%, expected volatility of 10.0%, a risk-free interest rate of 5.5% and expected lives of seven years.

    A summary of the status of the Corporation's stock option plan as of December 31, 1998, 1997 and 1996, and changes during the periods ending on those dates is presented below:

                                                     1998                          1997                       1996
                                                         Weighted-                    Weighted-                 Weighted-
                                                           average                      average                   average
                                                          exercise                     exercise                  exercise
                                               Shares        price          Shares        price       Shares        price
    Outstanding at beginning of year          364,935      $  8.54         405,862        $8.56      188,028        $9.23
    Granted                                    62,300        15.58              -            -            -            -
    First Ashland options                          -            -               -            -       226,608         7.75
    Exercised                                  21,975         8.13          40,927         7.64        8,774         3.28
    Forfeited                                  53,335         8.80              -            -            -            -
                                             --------       ------       ---------         ----    ---------         ----

    Outstanding at end of year                351,925      $  9.91         364,935        $8.54      405,862        $8.56
                                              =======       ======         =======         ====      =======         ====

    Options exercisable at year-end           351,925      $  9.91         364,935        $8.54      405,862        $8.56
                                              =======       ======         =======         ====      =======         ====
    Weighted-average fair value of
      options granted during the year                        $3.85                          N/A                       N/A
                                                              ====                          ===                       ===

     The following information applies to options outstanding at December 31, 1998:

    Number outstanding                                                 351,925
    Range of exercise prices                                    $7.77 - $17.42
    Weighted-average exercise price                                      $9.91
    Weighted-average remaining contractual life                      7.3 years

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE M - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL
                    INFORMATION

     The following condensed financial statements summarize the financial position of the Corporation as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years ended December 31, 1998, 1997 and 1996:

                           Camco Financial Corporation

                        STATEMENTS OF FINANCIAL CONDITION

                                  December 31,
                                 (In thousands)

                                                                          1998                1997
                                   (Restated)
    ASSETS
    Cash in subsidiary Banks                                         $     785            $  1,343
    Interest-bearing deposits in other financial institutions              968                  83
    Investment securities designated as available for sale                 288                 141
    Investment in Bank subsidiaries utilizing
      the equity method                                                 57,121              53,434
    Investment in title agency subsidiary                                  683                 352
    Cash surrender value of life insurance                                 786                 749
    Prepaid expenses and other assets                                      286                 217
    Prepaid federal income taxes                                           231                   3
                                                                      --------          ----------

             Total assets                                              $61,148             $56,322
                                                                        ======              ======

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Accounts payable and other accrued liabilities                   $     163           $     480
    Dividends payable                                                      589                 491
    Deferred federal income taxes                                          257                  20
                                                                      --------           ---------
             Total liabilities                                           1,009                 991

    Stockholders' equity
      Common stock                                                       5,480               3,640
      Additional paid-in capital                                        27,053              26,915
      Retained earnings - substantially restricted                      27,628              24,645
      Unrealized gains on securities designated as
        available for sale, net of related tax effects                      96                 131
      Treasury stock                                                      (118)                 -
                                                                      --------             -------
             Total stockholders' equity                                 60,139              55,331
                                                                        ------              ------

             Total liabilities and stockholders' equity                $61,148             $56,322
                                                                        ======              ======

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE M - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL
                    INFORMATION (continued)

                           Camco Financial Corporation

                             STATEMENTS OF EARNINGS

                             Year ended December 31,
                                 (In thousands)

                                                            1998             1997              1996
                                                                       (Restated)        (Restated)
    Income:
      Dividends from Bank subsidiaries                    $3,700           $2,118            $2,264
      Dividends from title agency subsidiary                  -               100                -
      Interest and other income                              305              144                94
      Equity in undistributed net earnings
        of the Bank subsidiaries                           3,641            4,059             1,333
      Equity in undistributed net earnings
        of title agency subsidiary                           331               13               107
                                                          ------          -------            ------
             Total income                                  7,977            6,434             3,798
    General, administrative and other
      expense                                              1,300            1,364               940
                                                           -----            -----            ------
    Earnings before federal income tax
      credits                                              6,677             5,070            2,858
    Federal income tax credits                              (327)            (274)             (352)
                                                          ------           ------            ------

    Net earnings                                          $7,004           $5,344            $3,210
                                                           =====            =====             =====


                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE M - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL
                    INFORMATION (continued)

                           Camco Financial Corporation
                            STATEMENTS OF CASH FLOWS
                             Year ended December 31,
                                 (In thousands)

                                                                              1998         1997         1996
                                                                                     (Restated)   (Restated)
    Cash flows from operating activities:
      Net earnings for the year                                             $7,004       $5,344       $3,210
      Adjustments to reconcile net earnings to net cash
      flows provided by (used in) operating activities:
        Undistributed net earnings of Bank subsidiaries                     (3,641)      (4,059)      (1,333)
        Undistributed net earnings of title
          agency subsidiary                                                   (331)         (13)        (107)
        Decrease (increase) in other assets                                    (69)        (209)          40
        Increase (decrease) in accounts payable
          and other liabilities                                               (219)        (769)       1,362
        Increase (decrease) in current federal income taxes                    228          119         (194)
        Other - net                                                           (297)         (48)        (272)
                                                                            ------      -------       ------
             Net cash provided by operating activities                       2,675          365        2,706

    Cash flows used in investing activities:
      Purchase of investment securities                                       (150)          -           (20)
      Purchase of cash surrender value of life insurance                        -           (85)        (614)
      Net increase in cash surrender value of life insurance                   (37)         (33)         (17)
      (Increase) decrease in interest-bearing deposits in other
        financial institutions                                                (885)       1,147       (1,230)
                                                                            ------        -----        -----
             Net cash provided by (used in) investing activities            (1,072)       1,029       (1,881)

    Cash flows provided by (used in) financing activities:
      Proceeds from other borrowing                                             -            -         5,465
      Repayment of other borrowing                                              -            -        (5,465)
      Common stock options exercised                                           110            1           29
      Dividends paid                                                        (2,195)      (1,891)      (1,257)
      Purchase of treasury shares                                              (76)          -            -
      Proceeds from reissuance of treasury shares                               -           365           -
                                                                             -----       ------        -----
             Net cash used in financing activities                          (2,161)      (1,525)      (1,228)
                                                                             -----        -----        -----

    Net decrease in cash and cash equivalents                                 (558)        (131)        (403)

    Cash and cash equivalents at beginning of year                           1,343        1,474        1,877
                                                                             -----        -----        -----

    Cash and cash equivalents at end of year                               $   785       $1,343       $1,474
                                                                            ======        =====        =====

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE N - BUSINESS COMBINATIONS

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

    Presented below are pro-forma condensed consolidated statements of earnings and earnings per share which have been prepared as if the acquisition had been consummated as of the beginning of the year ended December 31, 1996.

                                                               1996
                                               (In thousands, except share data)
                                                           (Unaudited)
    Total interest income                                    $33,956
    Total interest expense                                    18,504
         Net interest income                                  15,452

    Provision for losses on loans                                161
    Other income                                               3,749
    General, administrative and other expense                 14,435
                                                              ------

         Earnings before income taxes                          4,605

    Federal income taxes                                       1,617

         Net earnings                                       $  2,988
                                                             =======

         Earnings per share                                     $.56
                                                                 ===

    During 1997, the Corporation's Board of Directors approved a business combination whereby GF Bancorp, Inc., the parent company of Germantown
    Federal Savings Bank, would merge with and into the Corporation, and Germantown Federal Savings Bank would merge with and into First Federal. The merger was approved by regulatory authorities in 1997, and was completed in January 1998. The Corporation issued split-adjusted shares in the merger. The business combination was accounted for as a pooling of interests and, accordingly, the assets, liabilities and capital of the respective combining companies were added together at historic carrying value. As stated previously, the Corporation's consolidated financial statements have been restated to reflect this combination as of January 1, 1996.

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE O - LEGISLATIVE MATTERS

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

    Legislation was enacted to recapitalize the SAIF that provided for a special assessment totaling $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. In connection with this legislation, the Banks paid an assessment of approximately $2.1 million, or $1.4 million after tax, which was charged to operations in 1996.

    A component of the recapitalization plan provided for the merger of the SAIF and BIF on January 1, 2000. However, the SAIF recapitalization legislation currently provides for an elimination of the thrift charter or of the separate federal regulation of thrifts prior to the merger of the deposit insurance funds. As a result, First Federal and Ashland would be regulated as banks under federal laws which would subject these subsidiaries to the more restrictive activity limits imposed on national banks. Under separate legislation related to the recapitalization plan, the Banks are required to recapture as taxable income approximately $1.9 million of their bad debt reserve, which represents the post-1987 additions to the reserve, and will be unable to utilize the percentage of earnings method to compute the reserve in the future. The Banks have provided deferred taxes for this amount and are amortizing the recapture of the bad debt reserve in taxable income over a six year period commencing in 1998.

                           Camco Financial Corporation

                        December 31, 1998, 1997 and 1996


NOTE P - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table summarizes the Corporation's quarterly results for the years ended December 31, 1998 and 1997.

                                                                        Three Months Ended
                                                     March 31,     June 30,     September 30,     December 31,
    1998:                                                   (In thousands, except per share data)
    Total interest income                              $10,803      $10,944           $11,192          $11,344
    Total interest expense                               5,840        6,057             6,495            6,460
                                                       -------      -------           -------          -------

    Net interest income                                  4,963        4,887             4,697            4,884
    Provision for losses on loans                           96           41                49               64
    Other income                                         2,312        1,637             1,689            1,915
    General, administrative and other expense            4,137        3,911             3,957            4,315
                                                       -------      -------           -------          -------

    Earnings before income taxes                         3,042        2,572             2,380            2,420
    Federal income taxes                                 1,033          820               769              788
                                                       -------     --------          --------         --------

    Net earnings                                      $  2,009     $  1,752          $  1,611         $  1,632
                                                       =======      =======           =======          =======

    Earnings per share:
      Basic                                              $.36          $.32              $.29             $.31
                                                          ===           ===               ===              ===

      Diluted                                            $.35          $.31              $.28             $.31
                                                          ===           ===               ===              ===


                                                                        Three Months Ended
                                                     March 31,     June 30,     September 30,     December 31,
    1997:  (Restated)                                       (In thousands, except per share data)
    Total interest income                               $9,741      $10,098           $10,502          $10,876
    Total interest expense                               5,383        5,536             5,845            6,014
                                                         -----      -------           -------          -------

    Net interest income                                  4,358        4,562             4,657            4,862
    Provision for losses on loans                           51           60                58              216
    Other income                                           738        1,037             1,196              974
    General, administrative and other expense            3,113        3,209             3,165            4,246
                                                         -----      -------           -------          -------

    Earnings before income taxes                         1,932        2,330             2,630            1,374
    Federal income taxes                                   637          783               870              632
                                                        ------     --------          --------         --------

    Net earnings                                        $1,295     $  1,547          $  1,760        $     742
                                                         =====      =======           =======         ========

    Earnings per share:
      Basic                                              $.23          $.28              $.32             $.15
                                                          ===           ===               ===              ===

      Diluted                                            $.23          $.27              $.31             $.15
                                                          ===           ===               ===              ===

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of The Exchange Act.

             The information contained under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed by Camco no later than 120 days after the end of the fiscal year (the "Proxy Statement") is incorporated herein by reference.

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

                                     PART IV

Item 13.     Exhibits and Reports on Form 8-K


             (a)  Exhibits

                  (3)(i)           Certificate of Incorporation
                  (3)(ii)          Bylaws
                  (10)(ii)-1       Employment Agreement between Camco and
                                   Larry A. Caldwell
                  (10)(ii)-2       Employment Agreement between Camco and
                                   Anthony J. Popp
                  (10)(ii)-3       Employment Agreement between Marietta Savings
                                   and Anthony J. Popp
                  (21)             Subsidiaries of Camco
                  (23.1)           Consent of Grant  Thornton LLP regarding
                                   Camco's  Consolidated  Financial  Statements
                                   and Form S-8
                  (23.2)           Consent of Grant  Thornton LLP  regarding
                                   Camco's 401(k) Salary  Savings Plan Financial
                                   Statements and Form S-8
                  (27.1)             Financial Data Schedule
                  (27.2)           Restated 1997 Financial Data Schedule
                  (27.3)           Restated 1996 Financial Data Schedule
                  (99)             1997 Financial Statements of the Camco
                                   Financial Corporation 401(k) Salary Savings
                                   Plan

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Camco Financial Corporation


                                             By /s/ Larry A. Caldwell
                                                Larry A. Caldwell,
                                                President, Chief Executive
                                                Officer and a Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Anthony J. Popp                      By  /s/ James R. Hanawalt
    Anthony J. Popp,                             James R. Hanawalt,
    Senior Vice President and Director           Director

Date: March 23, 1999                         Date: March 23, 1999


By  /s/ Samuel W. Speck                      By  /s/ Robert C. Dix, Jr.
    Samuel W. Speck,                             Robert C. Dix. Jr.,
    Director                                     Director

Date: March 23, 1999                         Date: March 23, 1999


By  /s/ Jeffrey T. Tucker                    By  /s/ Paul D. Leake
     Jeffrey R. Tucker,                          Paul D. Leake,
     Director                                    Director

Date: March 23, 1999                         Date: March 23, 1999


By  /s/ Eric G. Spann                        By  /s/ Gary E. Crane
     Eric Spann,                                 Gary E. Crane,
     Director                                    Chief Financial Officer and Treasurer
                                                 (Principal Financial Officer)

Date: March 23, 1999                         Date: March 23, 1999


By  /s/ Kenneth R. Elshoff
     Kenneth R. Elshoff,
     Director

Date: March 23, 1999

                                INDEX TO EXHIBITS

     ITEM                  DESCRIPTION
   Exhibit (3)(i)         Third Restated Certificate of
                          Incorporation of Camco Financial
                          Corporation, as amended

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

   Exhibit (10)(ii)-1    Employment Agreement dated January 22,       Incorporated by reference to the 1995 Form 10KSB,
                         1996, by and between Camco and Larry A.      Exhibit 10(ii)-1
                         Caldwell

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

   Exhibit 21           Subsidiaries of Camco

   Exhibit 23.1         Consent of Grant Thornton LLP regarding
                        Camco's Consolidated Financial
                        Statements and Form S-8

   Exhibit 23.2         Consent of Grant Thornton LLP regarding
                        Camco's 401(k) Salary Savings Plan
                        Financial Statements and Form S-8

   Exhibit 27.1         Financial Data Schedule

   Exhibit 27.2         Restated 1997 Financial Data Schedule

   Exhibit 27.3         Restated 1996 Financial Data Schedule

   Exhibit 99           1997 Financial Statements of the Camco
                        Financial Corporation 401(k) Salary
                        Savings Plan