Form 10-Q
period 1999-03-31
CAMCO FINANCIAL CORP
filed 1999-05-17
CIK 16614

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1999
                               --------------------------------------------

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

Yes   X                                                   No

As of May 10, 1999, the latest practicable date, 5,475,183.5 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.









                               Page 1 of 17 pages

                           Camco Financial Corporation

                                      INDEX

                                                                        Page

PART I  - FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition                  3

            Consolidated Statements of Earnings                             4

            Consolidated Statements of Comprehensive Income                 5

            Consolidated Statements of Cash Flows                           6

            Notes to Consolidated Financial Statements                      8

            Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                     10

            Quantitative and Qualitative Disclosures about
            Market Risk                                                    15


PART II - OTHER INFORMATION                                                16

SIGNATURES                                                                 17


                           Camco Financial Corporation
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                            March 31,      December 31,
         ASSETS                                                                                  1999              1998
Cash and due from banks                                                                      $ 11,625          $ 13,206
Interest-bearing deposits in other financial institutions                                      14,424            22,609
                                                                                              -------           -------
         Cash and cash equivalents                                                             26,049            35,815

Investment securities available for sale - at market                                              306             1,307
Investment securities held to maturity - at cost, approximate market value of $13,938
  and $10,998 as of March 31, 1999 and December 31, 1998                                       13,964            10,962
Mortgage-backed securities available for sale - at market                                       7,811             3,476
Mortgage-backed securities held to maturity - at cost, approximate market value of
  $4,550 and $5,102 as of March 31, 1999 and December 31, 1998                                  4,521             5,019
Loans held for sale - at lower of cost or market                                                8,558            10,119
Loans receivable - net                                                                        572,834           538,550
Office premises and equipment - net                                                            10,657            10,598
Real estate acquired through foreclosure                                                          247               217
Federal Home Loan Bank stock - at cost                                                          9,224             8,250
Accrued interest receivable on loans                                                            3,514             3,576
Accrued interest receivable on mortgage-backed securities                                          81                61
Accrued interest receivable on investment securities and interest-bearing deposits                300               229
Prepaid expenses and other assets                                                                 699               393
Cash surrender value of life insurance                                                          5,323             5,161
Goodwill and other intangible assets                                                            3,365             3,402
                                                                                              -------           -------

         Total assets                                                                        $667,453          $637,135
                                                                                              =======           =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                     $446,041          $443,227
Advances from the Federal Home Loan Bank                                                      151,448           125,483
Advances by borrowers for taxes and insurance                                                   2,127             2,478
Accounts payable and accrued liabilities                                                        3,228             2,679
Dividends payable                                                                                 616               589
Accrued federal income taxes                                                                      647               354
Deferred federal income taxes                                                                   2,283             2,186
                                                                                              -------           -------
         Total liabilities                                                                    606,390           576,996

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares;
    no shares outstanding                                                                          -                 -
  Common stock - $1 par value; authorized, 8,900,000 shares, 5,480,331
    shares issued at March 31, 1999 and December 31, 1998                                       5,480             5,480
  Additional paid-in capital                                                                   27,053            27,053
  Retained earnings - substantially restricted                                                 28,582            27,628
  Treasury stock - at cost                                                                       (118)             (118)
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                                     66                96
                                                                                              -------           -------
         Total stockholders' equity                                                            61,063            60,139
                                                                                              -------           -------

         Total liabilities and stockholders' equity                                          $667,453          $637,135
                                                                                              =======           =======


                           Camco Financial Corporation
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      For the three months ended March 31,
                      (In thousands, except per share data)

                                                                                     1999           1998
Interest income
  Loans                                                                           $10,638        $ 9,856
  Mortgage-backed securities                                                          137            251
  Investment securities                                                               196            311
  Interest-bearing deposits and other                                                 435            385
                                                                                   ------         ------
         Total interest income                                                     11,406         10,803

Interest expense
  Deposits                                                                          4,701          4,646
  Borrowings                                                                        1,799          1,194
                                                                                   ------         ------
         Total interest expense                                                     6,500          5,840
                                                                                   ------         ------

         Net interest income                                                        4,906          4,963

Provision for losses on loans                                                          54             96
                                                                                   ------         ------

         Net interest income after provision for losses on loans                    4,852          4,867

Other income
  Late charges, rent and other                                                        615            926
  Loan servicing fees                                                                  59             72
  Service charges and other fees on deposits                                          112            167
  Gain on sale of loans                                                               782          1,147
  Gain on sale of fixed assets                                                          1             -
  Loss on sale of real estate acquired through foreclosure                             (4)            -
                                                                                   ------         ------
         Total other income                                                         1,565          2,312

General, administrative and other expense
  Employee compensation and benefits                                                1,824          1,955
  Occupancy and equipment                                                             586            411
  Federal deposit insurance premiums                                                   74             73
  Data processing                                                                     230            197
  Advertising                                                                         143            129
  Franchise taxes                                                                     216            162
  Amortization of goodwill                                                             37             37
  Other operating                                                                     938          1,173
                                                                                   ------         ------
         Total general, administrative and other expense                            4,048          4,137
                                                                                   ------         ------

         Earnings before federal income taxes                                       2,369          3,042

Federal income taxes
  Current                                                                             687          1,101
  Deferred                                                                            112            (68)
                                                                                   ------         ------
         Total federal income taxes                                                   799          1,033
                                                                                   ------         ------

         NET EARNINGS                                                             $ 1,570        $ 2,009
                                                                                   ======         ======

         BASIC EARNINGS PER SHARE                                                    $.29           $.37
                                                                                      ===            ===

         DILUTED EARNINGS PER SHARE                                                  $.28           $.35
                                                                                      ===            ===


                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      For the three months ended March 31,
                                 (In thousands)

                                                                                                    1999           1998
Net earnings                                                                                      $1,570         $2,009

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) during the period, net of tax                                    (30)            34
  Reclassification adjustment for gains on sale included in
    net earnings, net of related taxes                                                                -              (3)
                                                                                                   -----          -----

Comprehensive income                                                                              $1,540         $2,040
                                                                                                   =====          =====



                           Camco Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                 (In thousands)

                                                                                    1999              1998
Cash flows from operating activities:
  Net earnings for the period                                                   $  1,570           $ 2,009
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                   (88)             (553)
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                                (3)               (4)
    Amortization of goodwill                                                          37                37
    Depreciation and amortization                                                     83               194
    Amortization of purchase accounting adjustments, net                               9               228
    Provision for losses on loans                                                     54                96
    (Gain) loss on sale of real estate acquired through foreclosure                    4                (4)
    Federal Home Loan Bank stock dividends                                          (147)             (100)
    Gain on sale of loans                                                           (113)             (450)
    Gain on sale of mortgage-backed securities                                        -                 (5)
    Loans originated for sale in the secondary market                            (26,664)          (56,010)
    Proceeds from sale of loans in the secondary market                           28,337            56,510
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable - loans                                             62               111
      Accrued interest receivable - mortgage-backed securities                       (20)               -
      Accrued interest receivable - investments                                      (71)               -
      Prepaid expenses and other assets                                             (306)              647
      Accrued interest and other liabilities                                         576               169
      Federal income taxes:
        Current                                                                      293               915
        Deferred                                                                     112               (68)
                                                                                 -------            ------
         Net cash provided by operating activities                                 3,725             3,722

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities
    and interest-bearing deposits                                                  2,500             7,000
  Proceeds from sale of investment securities designated as
    available for sale                                                                -                900
  Proceeds from sale of mortgage-backed securities designated as
    available for sale                                                                -              4,608
  Principal repayments on mortgage-backed securities                               1,221               715
  Purchases of investment securities                                              (4,521)           (3,092)
  Purchases of mortgage-backed securities                                         (5,080)               -
  Loan principal repayments                                                       68,559            44,081
  Loan disbursements                                                            (101,836)          (45,178)
  Purchases of loans                                                              (1,077)               -
  Additions to office premises and equipment                                        (142)             (389)
  Additions to real estate acquired through foreclosure                              (13)               -
  Proceeds from sale of real estate acquired through foreclosure                      74                42
  Purchase of Federal Home Loan Bank stock                                          (827)             (413)
  Proceeds from redemption of life insurance                                          -                569
  Net increase in cash surrender value of life insurance                             (62)              (71)
  Purchase of life insurance                                                        (100)               -
                                                                                 -------            ------
         Net cash provided by (used in) investing activities                     (41,304)            8,772
                                                                                 -------            ------

         Net cash provided by (used in) operating and investing
           activities (balance carried forward)                                  (37,579)           12,494
                                                                                 -------            ------


                           Camco Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the three months ended March 31,
                                 (In thousands)

                                                                                                 1999              1998
         Net cash provided by (used in) operating and investing
           activities (balance brought forward)                                              $(37,579)          $12,494

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                                      2,814             5,900
  Proceeds from advances from the Federal Home Loan Bank
    and other borrowings                                                                       31,842            18,000
  Repayment of Federal Home Loan Bank advances
    and other borrowings                                                                       (5,876)          (20,848)
  Dividends paid on common stock                                                                 (616)             (504)
  Proceeds from exercise of stock options                                                          -                 94
  Decrease in advances by borrowers for taxes and insurance                                      (351)           (1,444)
                                                                                              -------            ------
         Net cash provided by financing activities                                             27,813             1,198
                                                                                              -------            ------

Increase (decrease) in cash and cash equivalents                                               (9,766)           13,692

Cash and cash equivalents at beginning of period                                               35,815            22,904
                                                                                              -------            ------

Cash and cash equivalents at end of period                                                   $ 26,049           $36,596
                                                                                              =======            ======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                                      $  5,726           $ 5,639
                                                                                              =======            ======

    Income taxes                                                                             $    250           $    -
                                                                                              =======            ======

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                     $    (30)          $    31
                                                                                              =======            ======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                             $    669           $   697
                                                                                              =======            ======

  Transfer from mortgage loans to real estate acquired through foreclosure                   $     95           $    26
                                                                                              =======            ======

  Transfer of mortgage-backed securities from held to maturity
    classification to available for sale classification                                      $     -            $ 1,344
                                                                                              =======            ======


                           Camco Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation ("Camco", or the "Corporation") included in Camco's Annual Report on Form 10-K for the year ended December 31, 1998. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the results which may be expected for the entire year.

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

3.       Earnings Per Share

          Basic  earnings per share for the three month  periods ended March 31,
          1999  and  1998,   is  computed   based  on  5,468,795  and  5,465,783
          weighted-average shares outstanding, respectively.

          Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 5,589,218 and 5,658,176 for the three month periods ended March 31, 1999 and 1998, respectively.

          There were 120,423 and 192,393 incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share for the three month periods ended March 31, 1999 and 1998, respectively.

                           Camco Financial Corporation

4.       Effects of Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

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

5.       Reclassifications

          Certain reclassifications have been made to the March 31, 1998 consolidated financial statements to conform to the March 31, 1999 presentation.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            For the three month periods ended March 31, 1999 and 1998


General

Camco's profitability depends primarily on the level of its net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on deposit accounts and borrowings. In recent years, Camco's net earnings have been heavily influenced by the level of other income, including gains on sale of loans, loan servicing fees, and other fees. Camco is currently reducing its loan sales in favor of loan portfolio growth in response to the current interest rate environment. The interest rate risk of adding a limited amount of fixed rate loans to the mortgage portfolio is being managed with matched borrowings from the Federal Home Loan Bank of Cincinnati. Camco's operations are also influenced by the level of general, administrative and other expenses, including employee compensation and benefits, office occupancy and equipment, federal deposit insurance premiums, as well as various other operating expense categories, including federal income tax expense.

Since its incorporation in 1970, Camco has evolved into a full service provider of financial products to the communities served by its banking subsidiaries. Utilizing a common marketing theme committed to personalized customer service, Camco and its affiliates have grown from $22.4 million in consolidated assets in 1970 to $667.5 million of consolidated assets at March 31, 1999. Camco's level of growth is largely attributable to the acquisitions of Marietta Savings, First Federal, First Savings, and Germantown Federal and the continued expansion of product lines from the previously limited deposit and loan offerings of a heavily regulated 1970's savings and loan association, to the full array of financial service products that were the previous domain of commercial banks. Additionally, Camco's operational growth has been enhanced by vertical integration of the residential lending function through establishing mortgage banking operations in the Banks' primary market areas and, to a lesser extent, in areas beyond the primary market areas and by chartering a title insurance agency.

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

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 1999 and 1998


Discussion of Financial Condition Changes from December 31, 1998 to March 31,
1999

At March 31, 1999, Camco's consolidated assets totaled $667.5 million, an increase of $30.3 million, or 4.8%, over the December 31, 1998 total. The increase during the current three month period was primarily funded by deposit growth of $2.8 million, an increase of $26.0 million in advances from the Federal Home Loan Bank (the "FHLB") and undistributed net earnings of $954,000.

Cash and interest-bearing deposits in other financial institutions totaled $26.0 million at March 31, 1999, a decrease of $9.8 million, or 27.3%, from December 31, 1998 levels. Excess liquidity was used to fund purchases of investment and mortgage-backed securities, as well as to fund loan originations during the quarter.

Investment securities totaled $14.3 million at March 31, 1999, an increase of $2.0 million, or 16.3%, over the total at December 31, 1998. During the 1999 period, investment securities totaling $4.5 million were purchased, while maturities amounted to $2.5 million.

Mortgage-backed securities totaled $12.3 million at March 31, 1999, an increase of $3.8 million, or 45.2%, over December 31, 1998, due primarily to purchases totaling $5.1 million, offset by principal repayments totaling $1.2 million during the period. Loans receivable and loans held for sale increased by $32.7 million, or 6.0%, during the three months ended March 31, 1999, to a total of $581.4 million. The increase was primarily attributable to loan disbursements totaling $128.5 million, which were partially offset by principal repayments of $68.6 million and loan sales of $28.2 million. Loan origination volume during the 1999 three month period exceeded that of the 1998 period by $27.3 million, or 27.0%, while the volume of loan sales decreased by $27.8 million year to year.

Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $5.4 million and $4.3 million at March 31, 1999 and December 31, 1998, respectively, constituting .93% and .78% of total net loans, including loans held for sale, at those dates. The consolidated allowance for loan losses totaled $1.8 million at both March 31, 1999 and December 31, 1998, representing 33.7% and 41.5% of nonperforming loans, respectively, at those dates. Although management believes that its allowance for loan losses at March 31, 1999, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

Deposits totaled $446.0 million at March 31, 1999, an increase of $2.8 million, or .6%, over December 31, 1998 levels. The increase resulted primarily from management's continuing efforts to achieve a moderate rate of growth through advertising and pricing strategies. Advances from the FHLB increased by $26.0 million, or 20.7%, to a total of $151.4 million at March 31, 1999. The proceeds from deposit growth and advances from the FHLB were primarily used to fund loan originations for the three month period.

The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 1999, the Banks' regulatory capital exceeded all regulatory capital requirements.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 1999 and 1998


Comparison of Results of Operations for the Three Months Ended March 31, 1999 and 1998

General

Camco's net earnings for the three months ended March 31, 1999 totaled $1.6 million, a decrease of $439,000, or 21.9%, from the $2.0 million of net earnings reported in the comparable 1998 period. The decrease in earnings was primarily attributable to a decrease in other income of $747,000, resulting from decreased gains on loan sales and a decline in late charges, rent and other income which was partially offset by a decrease in general, administrative and other expenses of $89,000.

Net Interest Income

Total interest income for the three months ended March 31, 1999, increased by $603,000, or 5.6%, generally reflecting the effects of growth in average interest-earning assets outstanding of approximately $91.3 million.

Interest income on loans and mortgage-backed securities totaled $10.8 million for the three months ended March 31, 1999, an increase of $668,000, or 6.6%, over the comparable 1998 period. The increase resulted primarily from an $86.7 million, or 17.8%, increase in the average balance outstanding year to year.
Interest income on investments and interest-bearing deposits decreased by $65,000, or 9.3%.

Interest expense on deposits increased by $55,000, or 1.2%, to a total of $4.7 million for the three months ended March 31, 1999, due primarily to an increase of $27.1 million in the average balance of deposits outstanding. Interest expense on borrowings totaled $1.8 million for the three months ended March 31, 1999, an increase of $605,000, or 50.7%, over the 1998 three month period. The increase resulted primarily from a $57.4 million increase in the average balance outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, which included several nonrecurring adjustments to the interest income and expense accounts, net interest income decreased by $57,000, or 1.1%, to a total of $4.9 million for the three months ended March 31, 1999. The interest rate spread decreased to approximately 2.89% for the three months ended March 31, 1999, from 3.47% for the 1998 period, while the net interest margin decreased to approximately 3.52% in 1999, compared to 3.76% in 1998.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks' market areas,

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 1999 and 1998


Comparison of Results of Operations for the Three Months Ended March 31, 1999 and 1998 (continued)

Provision for Losses on Loans (continued)

and other factors related to the collectibility of the Bank's loan portfolio. The provision for losses on loans totaled $54,000 for the three months ended March 31, 1999, a decrease of $42,000, or 43.8%, from the comparable period in 1998. The current period provision generally reflects the overall effects of loan portfolio growth and while nonperforming loans have increased, such nonperforming loans consist primarily of one- to four-family residential properties. It is management's belief that such nonperforming loans are adequately collateralized. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $1.6 million for the three months ended March 31, 1999, a decrease of $747,000, or 32.3%, from the comparable 1998 period. The decrease in other income is primarily attributable to a $365,000, or 31.8%, decrease in gains on sale of loans and a decrease of $311,000, or 33.6%, in late charges, rent and other. The decrease in gains on sale of loans primarily reflects a reduction in sales volume year to year. The decrease in late charges, rent and other was primarily attributable to a gain in the prior period on settlement of life insurance of $99,000.

General, Administrative and Other Expense

General, administrative and other expense totaled $4.0 million for the three months ended March 31, 1999, a decrease of $89,000, or 2.2%, from the comparable quarter in 1998. This decrease is due primarily to a $235,000, or 20.0%, reduction in other operating costs and a $131,000, or 6.7%, decrease in employee compensation and benefits. Partially offsetting these reductions are increases in office occupancy and equipment of $175,000, or 42.6%, a $33,000, or 16.8%, increase in data processing expenses and a $54,000, or 33.3%, increase in state franchise taxes.

The decrease in employee compensation and benefits resulted primarily from the $89,000 reversal of an over accrual to the 401(k) profit sharing plan. The decrease in other operating expenses included $212,000 in merger costs recorded in 1998 related to the merger with GF Bancorp in January 1998. The increase in office occupancy and equipment was due to increased depreciation primarily as a result of the equipment purchases required , to convert all of the Banks to one data processing service bureau, coupled with increased building maintenance costs. The increase in franchise taxes was due primarily to the Corporation's overall growth year to year and a change in Ohio franchise tax law which increased the overall rate of taxation, while the increase in data processing expenses was primarily attributable to the Corporation's conversion to a new data processing system.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 1999 and 1998


Comparison of Results of Operations for the Three Months Ended March 31, 1999 and 1998 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $799,000 for the three months ended March 31, 1999, a decrease of $234,000, or 22.7%. This decrease is attributable to a $673,000, or 22.1%, decrease in pre-tax earnings. The Corporation's effective tax rate was 33.7% and 34.0% for the three months ended March 31, 1999 and 1998, respectively.


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

As the Corporation is primarily dependent on a third party data processing service bureau for maintaining customer records and financial systems, a task force was formed to identify a service bureau that would meet the current and future technology needs of the Corporation and who would be Y2K compliant. The new service bureau was identified and conversion of all data systems of the Banks was completed in the fourth quarter of 1998. As a part of the conversion process, all of the data processing hardware and software in the Banks was replaced and has been tested as being Y2K compliant.

The Corporation has identified other third party vendors and commercial borrowers and if they were deemed critical to the banking operations, a review of their Y2K readiness has been conducted. Contingency plans have been completed in which the Corporation will seek alternative sources for critical services provided by third party vendors who it is deemed will not be Y2K compliant.

The Corporation's service bureau has completed the upgrading of its core systems and through testing, the Banks have verified that these systems are Y2K compliant. The Banks have also successfully performed Y2K testing of the electronic services provided by the Federal Reserve Bank of Cleveland and the mortgage servicing systems of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association through the Corporation's service bureau. The Corporation's plan calls for the testing of non-information technology hardware by the end of the third quarter, and where necessary, either the repair or replacement of those systems if they are found not to be Y2K compliant.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 1999 and 1998


Year 2000 Compliance Matters (continued)

As part of its risk assessment, the Corporation has analyzed its vulnerability to third-party vendors and service providers by conducting a review of their Y2K readiness. The Corporation has received responses from 95% of its vendors and service providers for the Banks and no significant concerns have been identified. The Corporation has also assessed the risk associated with certain of its Bank's customers and contacts are being made on the customer's Y2K preparedness if they were deemed to be sensitive to the Y2K issue.

The Corporation estimates that the final cost of converting and replacing information and non-information technology systems will fall within a range of $1.5 million and $1.75 million with at least 75% being capitalized (which relates to a discretionary management decision in 1998 to upgrade existing technology systems). The Corporation had estimated that the total cost to address the Y2K issue would be approximately $75,000, of which $30,000 has been incurred as of March 31, 1999. While management believes its Y2K budget is based on sound assumptions, because of unknown external risks associated with this issue, the Corporation cannot quantify the consequences and uncertainty involved beyond those already identified. However, management believes such remaining external risks will not have a material adverse effect on the Corporation's financial condition or results of operations.

Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Corporation's market risk since the Corporation's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

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

         None

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:              None.

         Exhibits:
           27                              Financial Data Schedule for the three
                                           months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      May 14, 1999                By: /s/Larry A. Caldwell
     -------------------------             ------------------------------------
                                           Larry A. Caldwell
                                           President and Chief Executive Officer




Date:      May 14, 1999                By: /s/Gary Crane
     -------------------------             ------------------------------------
                                           Gary Crane
                                           Chief Financial Officer