Form 10-Q
period 1999-06-30
CAMCO FINANCIAL CORP
filed 1999-08-16
CIK 16614

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1999
                               ---------------------------------------------

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

Yes   X                                                       No

As of August 9, 1999, the latest practicable date, 5,725,776.5 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.









                               Page 1 of 20 pages

                           Camco Financial Corporation

                                      INDEX

                                                                         Page

PART I  - FINANCIAL INFORMATION

          Accountants' Review Report                                        3

          Consolidated Statements of Financial Condition                    4

          Consolidated Statements of Earnings                               5

          Consolidated Statements of Comprehensive Income                   6

          Consolidated Statements of Cash Flows                             7

          Notes to Consolidated Financial Statements                        9

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                       11

          Quantitative and Qualitative Disclosures about
          Market Risk                                                      18


PART II - OTHER INFORMATION                                                19

SIGNATURES                                                                 20

                         Independent Accountants' Report



Board of Directors
Camco Financial Corporation
814 Wheeling Avenue
Cambridge, Ohio  43725



We have reviewed the accompanying consolidated statements of financial condition, earnings, comprehensive income, and cash flows of Camco Financial Corporation as of June 30, 1999, and for the three-month and six-month periods then ended.
The financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition as of December 31, 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 25, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.



/s/GRANT THORNTON LLP


Cincinnati, Ohio
August 6, 1999

                           Camco Financial Corporation
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                             June 30,      December 31,
         ASSETS                                                                                  1999              1998
Cash and due from banks                                                                      $ 11,508          $ 13,206
Interest-bearing deposits in other financial institutions                                       8,855            22,609
                                                                                              -------           -------
         Cash and cash equivalents                                                             20,363            35,815

Investment securities available for sale - at market                                              319             1,307
Investment securities held to maturity - at cost, approximate market value of $14,239
  and $10,998 as of June 30, 1999 and December 31, 1998                                        14,463            10,962
Mortgage-backed securities available for sale - at market                                       7,228             3,476
Mortgage-backed securities held to maturity - at cost, approximate market value of
  $4,302 and $5,102 as of June 30, 1999 and December 31, 1998                                   4,362             5,019
Loans held for sale - at lower of cost or market                                                4,620            10,119
Loans receivable - net                                                                        639,633           538,550
Office premises and equipment - net                                                            10,717            10,598
Real estate acquired through foreclosure                                                          869               217
Federal Home Loan Bank stock - at cost                                                         10,341             8,250
Accrued interest receivable on loans                                                            3,697             3,576
Accrued interest receivable on mortgage-backed securities                                          76                61
Accrued interest receivable on investment securities and interest-bearing deposits                208               229
Prepaid expenses and other assets                                                               1,259               393
Cash surrender value of life insurance                                                          5,535             5,161
Goodwill and other intangible assets                                                            3,327             3,402
Prepaid federal income tax                                                                         41                -
                                                                                              -------           -------

         Total assets                                                                        $727,058          $637,135
                                                                                              =======           =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                     $457,762          $443,227
Advances from the Federal Home Loan Bank                                                      199,919           125,483
Advances by borrowers for taxes and insurance                                                   2,005             2,478
Accounts payable and accrued liabilities                                                        2,920             2,679
Dividends payable                                                                                 658               589
Accrued federal income taxes                                                                       -                354
Deferred federal income taxes                                                                   2,403             2,186
                                                                                              -------           -------
         Total liabilities                                                                    665,667           576,996

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares;
    no shares outstanding                                                                          -                 -
  Common stock - $1 par value; authorized, 8,900,000 shares, 5,480,298 and
    5,480,331 shares issued at June 30, 1999 and December 31, 1998, respectively                5,480             5,480
  Additional paid-in capital                                                                   30,372            27,053
  Retained earnings - substantially restricted                                                 26,021            27,628
  Less 31,888 and 6,388 shares of treasury stock - at cost                                       (458)             (118)
  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                                    (24)               96
                                                                                              -------           -------
         Total stockholders' equity                                                            61,391            60,139
                                                                                              -------           -------

         Total liabilities and stockholders' equity                                          $727,058          $637,135
                                                                                              =======           =======

                           Camco Financial Corporation
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                                            Six months ended          Three months ended
                                                                                June 30,                  June 30,
                                                                            1999         1998         1999         1998
Interest income
  Loans                                                                  $22,030      $19,774      $11,392      $ 9,918
  Mortgage-backed securities                                                 341          445          204          194
  Investment securities                                                      394          555          198          266
  Interest-bearing deposits and other                                        786          973          351          566
                                                                          ------       ------       ------       ------
         Total interest income                                            23,551       21,747       12,145       10,944

Interest expense
  Deposits                                                                 9,417        9,463        4,715        4,582
  Borrowings                                                               4,022        2,434        2,224        1,475
                                                                          ------       ------       ------       ------
         Total interest expense                                           13,439       11,897        6,939        6,057
                                                                          ------       ------       ------       ------

         Net interest income                                              10,112        9,850        5,206        4,887

Provision for losses on loans                                                123          137           69           41
                                                                          ------       ------       ------       ------

         Net interest income after provision
           for losses on loans                                             9,989        9,713        5,137        4,846

Other income
  Late charges, rent and other                                             1,203        1,337          587          573
  Loan servicing fees                                                        199          289          140          260
  Service charges and other fees on deposits                                 260          348          148          173
  Gain on sale of loans                                                    1,331        1,962          549          890
  Gain (loss) on sale of real estate acquired through foreclosure            (13)           4           (9)          -
  Gain on sale of investment and mortgage-backed securities
    designated as available for sale                                          -             9           -            -
                                                                          ------       ------       ------       ------
         Total other income                                                2,980        3,949        1,415        1,896

General, administrative and other expense
  Employee compensation and benefits                                       3,796        3,498        1,972        1,640
  Occupancy and equipment                                                  1,207          965          621          524
  Federal deposit insurance premiums                                         147          146           73           73
  Data processing                                                            449          706          219          509
  Advertising                                                                330          334          187          205
  Franchise taxes                                                            438          347          223          251
  Amortization of goodwill                                                    75           75           37           37
  Other operating                                                          2,012        1,977        1,074          931
                                                                          ------       ------       ------       ------
         Total general, administrative and other expense                   8,454        8,048        4,406        4,170
                                                                          ------       ------       ------       ------

         Earnings before federal income taxes                              4,515        5,614        2,146        2,572

Federal income taxes
  Current                                                                  1,250        1,718          563          617
  Deferred                                                                   279          135          167          203
                                                                          ------       ------       ------       ------
         Total federal income taxes                                        1,529        1,853          730          820
                                                                          ------       ------       ------       ------

         NET EARNINGS                                                    $ 2,986      $ 3,761      $ 1,416      $ 1,752
                                                                          ======       ======       ======       ======

         EARNINGS PER SHARE
           Basic                                                            $.52         $.65         $.25         $.30
                                                                             ===          ===          ===          ===

           Diluted                                                          $.51         $.63         $.24         $.29
                                                                             ===          ===          ===          ===



                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                        For the six months ended June 30,
                                 (In thousands)


                                                                        Six months ended              Three months ended
                                                                            June 30,                       June 30,
                                                                       1999         1998              1999         1998
Net earnings                                                         $2,986       $3,761            $1,416       $1,752

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) during the
    period, net of tax                                                 (120)          26               (90)          14

Reclassification adjustment for gains on sale
  included in net earnings, net of related taxes                         -            (6)               -            (3)
                                                                      -----        -----             -----        -----

Comprehensive income                                                 $2,866       $3,781            $1,326       $1,763
                                                                      =====        =====             =====        =====

Accumulated comprehensive income (loss)                              $  (24)      $   96            $  (24)      $   96
                                                                      =====        =====             =====        =====



                           Camco Financial Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the six months ended June 30,
                                 (In thousands)

                                                                                                 1999              1998
Cash flows from operating activities:
  Net earnings for the period                                                                $  2,986          $  3,761
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                               (196)             (721)
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                                              3                27
    Amortization of goodwill                                                                       75                75
    Amortization of purchase accounting adjustments - net                                          19               248
    Depreciation and amortization                                                                 570               431
    Provision for losses on loans                                                                 123               137
    (Gain) loss on sale of real estate acquired through foreclosure                                13                (4)
    Federal Home Loan Bank stock dividends                                                       (313)             (209)
    Gain on sale of loans                                                                        (236)             (748)
    Loss on sale of premises and equipment                                                         -                  2
    Gain on sale of investment and mortgage-backed securities designated
      as available for sale                                                                        -                 (9)
    Loans originated for sale in the secondary market                                         (52,574)          (92,518)
    Proceeds from sale of loans in the secondary market                                        58,309            91,918
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                (115)             (217)
      Prepaid expenses and other assets                                                          (866)              355
      Accrued interest and other liabilities                                                      310            (2,349)
      Federal income taxes:
        Current                                                                                  (395)              189
        Deferred                                                                                  279               135
                                                                                              -------           -------
         Net cash provided by operating activities                                              7,992               503

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities and interest-bearing deposits               5,000             9,750
  Proceeds from sale of investment securities designated as available for sale                     -                900
  Proceeds from sale of mortgage-backed securities designated as available for sale                -              4,608
  Purchases of investment securities designated as held to maturity                            (7,498)           (7,999)
  Purchases of investments designated as available for sale                                       (22)             (123)
  Purchase of mortgage-backed securities designated as available for sale                      (5,080)               -
  Loan principal repayments                                                                   120,991           110,571
  Loan disbursements                                                                         (201,700)         (121,678)
  Purchases of loans                                                                          (21,068)               -
  Principal repayments on mortgage-backed securities                                            1,807             1,657
  Proceeds from sale of office premises and equipment                                              -                 20
  Additions to office premises and equipment                                                     (689)           (1,312)
  Additions to real estate acquired through foreclosure                                           (44)               -
  Proceeds from sale of real estate acquired through foreclosure                                  126               412
  Purchase of Federal Home Loan Bank stock                                                     (1,778)             (807)
  Proceeds from redemption of life insurance                                                       -                580
  Net increase in cash surrender value of life insurance                                         (124)             (142)
  Purchase of cash surrender life insurance                                                      (250)               -
                                                                                              -------           -------
         Net cash used in investing activities                                               (110,329)           (3,563)
                                                                                              -------           -------

         Net cash used in operating and investing activities
           (balance carried forward)                                                         (102,337)           (3,060)
                                                                                              -------           -------


                           Camco Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                        For the six months ended June 30,
                                 (In thousands)

                                                                                        1999              1998
         Net cash used in operating and investing activities
           (balance brought forward)                                               $(102,337)          $(3,060)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                            14,535             5,086
  Proceeds from Federal Home Loan Bank advances and other borrowings                  93,756            39,500
  Repayment of Federal Home Loan Bank advances and other borrowings                  (19,319)          (27,729)
  Dividends paid on common stock                                                      (1,274)           (1,040)
  Proceeds from exercise of stock options                                                 -                110
  Decrease in advances by borrowers for taxes and insurance                             (473)             (769)
  Purchase of treasury shares                                                           (340)               -
                                                                                    --------            ------
         Net cash provided by financing activities                                    86,885            15,158
                                                                                    --------            ------

Increase (decrease) in cash and cash equivalents                                     (15,452)           12,098

Cash and cash equivalents at beginning of period                                      35,815            22,904
                                                                                    --------            ------

Cash and cash equivalents at end of period                                         $  20,363           $35,002
                                                                                    ========            ======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                            $  12,612           $11,819
                                                                                    ========            ======

    Income taxes                                                                   $     928           $ 1,476
                                                                                    ========            ======

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                           $    (120)          $    20
                                                                                    ========            ======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                   $   1,095           $ 1,214
                                                                                    ========            ======

  Transfer from loans to real estate acquired through foreclosure                  $     747           $    88
                                                                                    ========            ======

  Transfer of mortgage-backed securities from the held to maturity
    classification to available for sale                                           $      -            $ 1,344
                                                                                    ========            ======


Supplemental disclosure of noncash financing activities:
  Acquisition of treasury stock in exchange for exercise of
    stock options                                                                  $      -            $    42
                                                                                    ========            ======

                           Camco Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation ("Camco", or the "Corporation") included in Camco's Annual Report on Form 10-K for the year ended December 31, 1998. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six and three month periods ended June 30, 1999, are not necessarily indicative of the results which may be expected for the entire year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Camco and its five wholly-owned subsidiaries: Cambridge Savings Bank ("Cambridge Savings"), Marietta Savings Bank ("Marietta Savings"), First Federal Savings Bank of Washington Court House ("First Federal"), First Federal Bank for Savings ("First Savings") (collectively hereinafter "the Banks") and East Ohio Land Title Agency, Inc., as well as two second tier subsidiaries, Camco Mortgage Corporation and WestMar Mortgage Company. All significant intercompany balances and transactions have been eliminated.

3.       Earnings Per Share

         Basic earnings per share for the six and three month periods ended June 30, 1999, is computed based on 5,738,710 and 5,736,175 weighted-average shares outstanding during the respective periods.

         Basic earnings per share for the six and three month periods ended June 30, 1998, is computed based on 5,746,577 and 5,750,143 weighted-average shares outstanding during the respective periods.

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plans. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 5,856,153 and 5,844,063 for the six and three month periods ended June 30, 1999, and 5,943,565 and 5,955,342 for the six and three month periods ended June 30, 1998, respectively.

         Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share for the six and three month periods ended June 30, 1999, totaled 117,443 and 107,888, and 196,988 and 205,199 for the six and three month periods ended June 30, 1998, respectively.

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

         SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Corporation's financial statements.

5.       Reclassifications

         Certain   reclassifications  have  been  made  to  the  June  30,  1998 consolidated financial statements to conform to the June 30, 1999 presentation.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the three and six month periods ended June 30, 1999 and 1998


General

Camco's profitability depends primarily on the level of its net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on deposit accounts and borrowings. In recent years, Camco's net earnings have been heavily influenced by the level of other income, including gains on sale of loans, loan servicing fees, and other fees. Camco is currently reducing its loan sales in favor of loan portfolio growth in response to the current interest rate environment. The interest rate risk of adding a limited amount of fixed-rate loans to the mortgage portfolio is being managed with matched borrowings from the Federal Home Loan Bank (the "FHLB") of Cincinnati. Camco's operations are also influenced by the level of general, administrative and other expenses, including employee compensation and benefits, office occupancy and equipment, federal deposit insurance premiums, as well as various other operating expense categories, including federal income tax expense.

Since its incorporation in 1970, Camco has evolved into a full service provider of financial products to the communities served by its banking subsidiaries. Utilizing a common marketing theme committed to personalized customer service, Camco and its affiliates have grown from $22.4 million in consolidated assets in 1970 to $727.1 million of consolidated assets at June 30, 1999. Camco's level of growth is largely attributable to the acquisitions of Marietta Savings, First Federal, First Savings, and Germantown Federal Savings Bank (merged into First Federal effective January 1998) and the continued expansion of product lines from the previously limited deposit and loan offerings of a heavily regulated 1970's savings and loan association, to the full array of financial service products that were the previous domain of commercial banks. Additionally, Camco's operational growth has been enhanced by vertical integration of the residential lending function through establishing mortgage banking operations in the Banks' primary market areas and, to a lesser extent, in areas beyond the primary market areas and by chartering a title insurance agency.

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

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1999 and 1998


Discussion  of Financial  Condition  Changes from  December 31, 1998 to June 30,
1999

At June 30, 1999, Camco's consolidated assets totaled $727.1 million, an increase of $89.9 million, or 14.1%, over the December 31, 1998 total. The increase during the current six month period was primarily funded by deposit growth of $14.5 million and an increase of $74.4 million in advances from the FHLB.

Cash and interest-bearing deposits in other financial institutions totaled $20.4 million at June 30, 1999, a decrease of $15.5 million, or 43.1%, from December 31, 1998 levels. Excess liquidity was used to fund purchases of loans, investment and mortgage-backed securities, as well as to fund loan originations during the six month period.

Investment securities totaled $14.8 million at June 30, 1999, an increase of $2.5 million, or 20.5%, over the total at December 31, 1998. During the 1999 period, investment securities totaling $7.5 million were purchased, while maturities amounted to $5.0 million.

Mortgage-backed securities totaled $11.6 million at June 30, 1999, an increase of $3.1 million, or 36.4%, over December 31, 1998, due primarily to purchases totaling $5.1 million, partially offset by principal repayments totaling $1.8 million during the period. Loans receivable and loans held for sale increased by $95.6 million, or 17.4%, during the six months ended June 30, 1999, to a total of $644.3 million. The increase was primarily attributable to loan disbursements and purchases totaling $275.3 million, which were partially offset by principal repayments of $121.0 million and loan sales of $58.1 million. The volume of loans originated and purchased during the 1999 six month period exceeded that of the 1998 period by $61.1 million, or 28.5%, while the volume of loan sales decreased by $33.1 million year to year.

Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $5.0 million and $4.3 million at June 30, 1999 and December 31, 1998, respectively, constituting .77% and .78% of total net loans, including loans held for sale, at those dates. The consolidated allowance for loan losses totaled $1.9 million at June 30, 1999 and $1.8 million at December 31, 1998, representing 37.7% and 41.5% of nonperforming loans, respectively, at those dates. Although management believes that its allowance for loan losses at June 30, 1999, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

Deposits totaled $457.8 million at June 30, 1999, an increase of $14.5 million, or 3.3%, over December 31, 1998 levels. The increase resulted primarily from management's continuing efforts to achieve a moderate rate of growth through advertising and pricing strategies. Advances from the FHLB increased by $74.4 million, or 59.3%, to a total of $199.9 million at June 30, 1999. The proceeds from deposit growth and advances from the FHLB were primarily used to fund loan originations for the six month period.

The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 1999, the Banks' regulatory capital exceeded all regulatory capital requirements.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1999 and 1998


Comparison of Results of Operations for the Six Months Ended June 30, 1999 and 1998

General

Camco's net earnings for the six months ended June 30, 1999 totaled $3.0 million, a decrease of $775,000, or 20.6%, from the $3.8 million of net earnings reported in the comparable 1998 period. The decrease in earnings was primarily attributable to a decrease in other income of $969,000, resulting from decreased gains on loan sales and a decline in late charges, rent and other income, coupled with a $406,000 increase in general, administrative and other expense, which were partially offset by a $262,000 increase in net interest income and a $324,000 decrease in the provision for federal income taxes.

Net Interest Income

Total interest income for the six months ended June 30, 1999, increased by $1.8 million, or 8.3%, generally reflecting the effects of growth in average interest-earning assets outstanding of approximately $102.8 million.

Interest income on loans and mortgage-backed securities totaled $22.4 million for the six months ended June 30, 1999, an increase of $2.2 million, or 10.6%, over the comparable 1998 period. The increase resulted primarily from a $106.3 million, or 21.6%, increase in the average balance outstanding year to year.
Interest income on investments and interest-bearing deposits decreased by $348,000, or 22.8%, due primarily to a $3.5 million, or 7.9%, decrease in the average balance outstanding year to year, coupled with a 19.2% decrease in the weighted average yield from 6.4% for the six months ended June 30, 1998 to 5.3% for the comparable period in 1999.

Interest expense on deposits decreased by $46,000, or .5%, to a total of $9.4 million for the six months ended June 30, 1999, due primarily to a decrease in the interest rates paid. Interest expense on borrowings totaled $4.0 million for the six months ended June 30, 1999, an increase of $1.6 million, or 65.2%, over the 1998 six month period. The increase resulted primarily from a $71.6 million increase in the average balance outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $262,000, or 2.7%, to a total of $10.1 million for the six months ended June 30, 1999. The interest rate spread decreased to approximately 2.88% for the six months ended June 30, 1999, from 3.36% for the 1998 period, while the net interest margin decreased to approximately 3.15% in 1999, as compared to 3.65% in 1998.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area,

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1999 and 1998


Comparison of Results of Operations for the Six Months Ended June 30, 1999 and 1998 (continued)

Provision for Losses on Loans (continued)

and other factors related to the collectibility of the Bank's loan portfolio. The provision for losses on loans totaled $123,000 for the six months ended June 30, 1999, a decrease of $14,000, or 10.2%, from the comparable period in 1998. The current period provision generally reflects the effects of loan portfolio growth and, while nonperforming loans have increased, such nonperforming loans consist primarily of one- to four-family residential properties. It is management's belief that such nonperforming loans are adequately collateralized. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $3.0 million for the six months ended June 30, 1999, a decrease of $969,000, or 24.5%, from the comparable 1998 period. The decrease in other income was primarily attributable to a $631,000, or 32.2%, decrease in gains on sale of loans and a decrease of $134,000, or 10.0%, in late charges, rent and other. The decrease in gains on sale of loans primarily reflects a reduction in sales volume year to year. The decrease in late charges, rent and other was primarily attributable to a gain recorded in the 1998 period on settlement of life insurance of $99,000.

General, Administrative and Other Expense

General, administrative and other expense totaled $8.5 million for the six months ended June 30, 1999, an increase of $406,000, or 5.0%, over the comparable period in 1998. This increase was due primarily to a $298,000, or 8.5%, increase in employee compensation and benefits, a $242,000, or 25.1%, increase in occupancy and equipment and a $91,000, or 26.2%, increase in franchise taxes, which were partially offset by a decrease in data processing expense of $257,000, or 36.4%.

The increase in employee compensation and benefits resulted primarily from increased staffing levels as a result of Camco's overall growth. The increase in office occupancy and equipment was due to increased depreciation, primarily as a result of the equipment purchases required to convert all of the Banks to one data processing service bureau, coupled with increased building maintenance costs. The increase in franchise taxes was due primarily to the Corporation's equity growth year to year and a change in Ohio franchise tax law which increased the overall rate of taxation. Data processing costs declined through the first six months of 1999 as the expense for the same period in the prior year included one time non-capitalized costs to convert the Banks to one service bureau data processor.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1999 and 1998


Comparison of Results of Operations for the Six Months Ended June 30, 1999 and 1998 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $1.5 million for the six months ended June 30, 1999, a decrease of $324,000, or 17.5%, from the six months ended June 30, 1998. This decrease is attributable to a $1.1 million, or 19.6%, decrease in pre-tax earnings. The Corporation's effective tax rate amounted to 33.9% and 33.0% for the six months ended June 30, 1999 and 1998, respectively.


Comparison of Results of Operations for the Three Months Ended June 30, 1999 and 1998

General

Camco's net earnings for the three months ended June 30, 1999, totaled $1.4 million, a decrease of $336,000, or 19.2%, from the $1.8 million of net earnings reported in the comparable 1998 period. The decrease in earnings is primarily attributable to a $481,000 decrease in other income and a $236,000 increase in general, administrative and other expense, which were partially offset by an increase in net interest income of $319,000 and a $90,000 decrease in the provision for federal income taxes.

Net Interest Income

Total interest income for the three months ended June 30, 1999, increased by $1.2 million, or 11.0%, generally reflecting the effects of growth in average interest-earning assets outstanding of approximately $111.3 million, which was partially offset by a decrease in the average yield year to year, from 3.23% in 1998 to 2.88% in 1999.

Interest income on loans and mortgage-backed securities totaled $11.6 million for the three months ended June 30, 1999, an increase of $1.5 million, or 14.7%, over the comparable 1998 period. The increase resulted primarily from a $124.2 million, or 24.9%, increase in the average balance outstanding year to year.
Interest income on investments and interest-bearing deposits decreased by $283,000, or 34.0%, due to a decrease in average outstanding balances of $12.9 million. Interest expense on deposits increased by $133,000, or 2.9%, to a total of $4.7 million for the three months ended June 30, 1999, due primarily to growth in the deposit portfolio. Interest expense on borrowings totaled $2.2 million for the three months ended June 30, 1999, an increase of $749,000, or 50.8%, over the 1998 three month period. The increase resulted primarily from an $85.8 million increase in the average balance outstanding year to year.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1999 and 1998

Comparison of Results of Operations for the Three Months Ended June 30, 1999 and 1998 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $319,000, or 6.5%, to a total of $5.2 million for the three months ended June 30, 1999. The interest rate spread decreased to approximately 2.88% for the three months ended June 30, 1999, from 3.23% for the 1998 period, while the net interest margin increased to approximately 3.14% in 1999, compared to 3.53% in 1998.

Provision for Losses on Loans

The provision for losses on loans totaled $69,000 for the three months ended June 30, 1999, an increase of $28,000 over the comparable period in 1998. The current period provision generally reflects the effects of loan portfolio growth and an increase in the level of nonperforming loans. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $1.4 million for the three months ended June 30, 1999, a decrease of $481,000, or 25.4%, from the comparable 1998 period. The decrease in other income was primarily attributable to a $341,000 decrease in gains on sale of loans and a decrease of $120,000 in loan servicing fees. The decrease in gains on sale of loans primarily reflects a decrease in sales volume year to year. The decrease in loan servicing fees is mainly attributable to the increased levels of amortization of mortgage servicing rights.

General, Administrative and Other Expense

General, administrative and other expense totaled $4.4 million for the three months ended June 30, 1999, an increase of $236,000, or 5.7%. This increase was due primarily to a $332,000, or 20.2%, increase in employee compensation and benefits, a $97,000, or 18.5%, increase in occupancy and equipment and a $143,000, or 15.4%, increase in other operating expenses, which were partially offset by a decrease in data processing expense of $290,000, or 57.0%.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1999 and 1998

Comparison of Results of Operations for the Three Months Ended June 30, 1999 and 1998 (continued)

General, Administrative and Other Expense (continued)

The increase in employee compensation and benefits resulted primarily from an increase in staffing levels and normal merit increases year to year. The increases in occupancy and equipment and other operating expenses were due primarily to increased depreciation expense primarily as a result of the equipment purchased in fiscal 1998 required to convert all of the Banks to one data processing service bureau, increased building maintenance costs which reflect the eight additional offices added since the first quarter of 1998 and the Corporation's overall growth year to year. These increases were offset by a decrease in data processing expense as the expense for the same period in the prior year included the one-time non-capitalized costs incurred to convert the Banks to one service bureau data processor.

Federal Income Taxes

The provision for federal income taxes totaled $730,000 for the three months ended June 30, 1999, a decrease of $90,000, or 11.0%, from the same quarter in 1998. This decrease was attributable to a $426,000, or 16.6%, decrease in pre-tax earnings. The Corporation's effective tax rate amounted to 34.0% and 31.9% for the three months ended June 30, 1999 and 1998, respectively.


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

As the Corporation is primarily dependent on a third party data processing service bureau for maintaining customer records and financial systems, a task force was formed to identify a service bureau that would meet the current and future technology needs of the Corporation and who would be Y2K compliant. The new service bureau was identified and conversion of all data systems of the Banks was completed in the fourth quarter of 1998. As a part of the conversion process, all of the data processing hardware and software in the Banks was replaced and has been satisfactorily tested as being Y2K compliant.

The Corporation has identified other third party vendors and commercial borrowers and if they were deemed critical to the banking operations, a review of their Y2K readiness has been conducted. Contingency plans have been completed in which the Corporation will seek alternative sources for critical services provided by third party vendors who may be found not to be Y2K compliant upon arrival of the year 2000.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1999 and 1998


Year 2000 Compliance Matters (continued)

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

As part of its risk assessment, the Corporation has analyzed its vulnerability to third-party vendors and service providers by conducting a review of their Y2K readiness. The Corporation has received responses from 95% of its vendors and service providers for the Banks and no significant concerns have been identified. The Corporation has also assessed the risk associated with certain of its Bank's customers and contacts are being made to determine the customer's Y2K preparedness if they were deemed to be sensitive to the Y2K issue.

The Corporation has begun preliminary research concerning the normal cash on hand at the Banks to determine if the cash needs for potential cash withdrawals in the fourth quarter of 1999 will be adequate. Because the Corporation maintains adequate liquidity reserves, it does not anticipate that it will have to borrow funds to meet any potential disintermediation that might occur due to Y2K readiness. However, in response to the Y2K issue, both the Federal Reserve Bank and FHLB have developed temporary borrowing programs to ensure that its members have access to liquidity to meet any additional cash requirements directly related to Y2K concerns. Management is currently evaluating both programs and preliminarily has determined that either one would offer adequate funding to meet its short term Y2K cash requirements.

The Corporation estimates that the final cost of converting and replacing information and non-information technology systems will fall within a range of $1.5 million and $1.75 million with at least 75% being capitalized (which relates to a discretionary management decision in 1998 to upgrade existing technology systems). Beyond the cost incurred to convert its systems, the Corporation had estimated that the additional cost to address the Y2K issue would be approximately $75,000, of which $35,000 has been incurred as of June 30, 1999. While management believes its Y2K budget is based on sound assumptions, because of unknown external risks associated with this issue, the Corporation cannot quantify the consequences and uncertainty involved beyond those already identified. However, management believes such remaining external risks will not have a material adverse effect on the Corporation's financial condition or results of operations.

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

         None

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

          On May 25, 1999, Camco held its Annual Meeting of Stockholders. Two matters were submitted to stockholders for which the following votes were cast:

          Three directors were elected to terms expiring in 2002, as follows:

                                        For                         Withheld

          Larry A. Caldwell             4,466,863                   85,559
          Samuel W. Speck               4,465,652                   86,769
          Jeffrey T. Tucker             4,463,642                   88,779

          Ratification of Grant Thornton LLP as auditors for Camco for the year ended December 31, 1999:

          For                           Against                     Abstain

          4,510,204                     32,552                      9,666

ITEM 5.  Other Information

          On August 6, 1999, Camco entered into an Agreement of Merger and Plan of Reorganization (the "Agreement") with Westwood Homestead Financial Corporation ("WHFC") and its wholly-owned subsidiary The Westwood Homestead Savings Bank. Pursuant to the Agreement, WHFC will merge with and into Camco and the holders of outstanding common shares of WHFC will receive .611 of a Camco share and $5.20 for each of their WHFC shares. The parties anticipate that the merger and its related transaction will be completed during the first quarter of 2000.

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:           None.

         Exhibits:
           27.1                         Financial Data Schedule for the six
                                        months ended June 30, 1999.

           27.2 Restated financial data schedule for the six months ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    August 11, 1999                     By: /s/Larry A. Caldwell
                                                 Larry A. Caldwell
                                                 President and Chief Executive
                                                   Officer




Date:    August 11, 1999                     By: /s/Gary Crane
                                                 Gary Crane
                                                 Chief Financial Officer