Form 10-Q
period 1999-09-30
CAMCO FINANCIAL CORP
filed 1999-11-15
CIK 16614

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1999
                               ---------------------------------------------

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

Yes   X                                               No

As of November 11, 1999, the latest practicable date, 5,720,388 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.









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


                           Camco Financial Corporation
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                        September 30,      December 31,
         ASSETS                                                                                  1999              1998
Cash and due from banks                                                                      $ 12,377          $ 13,206
Interest-bearing deposits in other financial institutions                                       4,990            22,609
                                                                                              -------           -------
         Cash and cash equivalents                                                             17,367            35,815

Investment securities available for sale - at market                                              267             1,307
Investment securities held to maturity - at cost, approximate market value of $17,078
  and $10,998 as of September 30, 1999 and December 31, 1998                                   17,364            10,962
Mortgage-backed securities available for sale - at market                                       6,852             3,476
Mortgage-backed securities held to maturity - at cost, approximate market value of
  $6,151 and $5,102 as of September 30, 1999 and December 31, 1998                              6,229             5,019
Loans held for sale - at lower of cost or market                                                2,669            10,119
Loans receivable - net                                                                        687,823           538,550
Office premises and equipment - net                                                            11,186            10,598
Real estate acquired through foreclosure                                                          863               217
Federal Home Loan Bank stock - at cost                                                         12,849             8,250
Accrued interest receivable on loans                                                            4,158             3,576
Accrued interest receivable on mortgage-backed securities                                          83                61
Accrued interest receivable on investment securities and interest-bearing deposits                270               229
Prepaid expenses and other assets                                                               1,544               393
Cash surrender value of life insurance                                                          5,595             5,161
Goodwill and other intangible assets                                                            3,290             3,402
                                                                                              -------           -------

         Total assets                                                                        $778,409          $637,135
                                                                                              =======           =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                     $454,679          $443,227
Advances from the Federal Home Loan Bank                                                      252,671           125,483
Advances by borrowers for taxes and insurance                                                   2,524             2,478
Accounts payable and accrued liabilities                                                        3,287             2,679
Dividends payable                                                                                 687               589
Accrued federal income taxes                                                                       60               354
Deferred federal income taxes                                                                   2,378             2,186
                                                                                              -------           -------
         Total liabilities                                                                    716,286           576,996

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares;
    no shares outstanding                                                                          -                 -
  Common stock - $1 par value; authorized, 8,900,000 shares, 5,752,276 and
    5,480,331 shares issued at September 30, 1999 and December 31, 1998, respectively           5,752             5,480
  Additional paid-in capital                                                                   30,350            27,053
  Retained earnings - substantially restricted                                                 26,553            27,628
  Less 31,888 and 6,388 shares of treasury stock - at cost                                       (459)             (118)
  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                                    (73)               96
                                                                                              -------           -------
         Total stockholders' equity                                                            62,123            60,139
                                                                                              -------           -------

         Total liabilities and stockholders' equity                                          $778,409          $637,135
                                                                                              =======           =======


                           Camco Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                            Nine months ended        Three months ended
                                                                               September 30,            September 30,
                                                                            1999         1998         1999         1998
Interest income
  Loans                                                                  $34,526      $29,988      $12,496      $10,214
  Mortgage-backed securities                                                 540          621          199          176
  Investment securities                                                      635          820          242          265
  Interest-bearing deposits and other                                      1,157        1,510          370          537
                                                                          ------       ------       ------       ------
         Total interest income                                            36,858       32,939       13,307       11,192

Interest expense
  Deposits                                                                14,211       14,570        4,794        5,107
  Borrowings                                                               7,064        3,822        3,042        1,388
                                                                          ------       ------       ------       ------
         Total interest expense                                           21,275       18,392        7,836        6,495
                                                                          ------       ------       ------       ------

         Net interest income                                              15,583       14,547        5,471        4,697

Provision for losses on loans                                                168          186           45           49
                                                                          ------       ------       ------       ------

         Net interest income after provision
           for losses on loans                                            15,415       14,361        5,426        4,648

Other income
  Late charges, rent and other                                             1,698        1,868          495          529
  Loan servicing fees                                                        416          340          218           51
  Service charges and other fees on deposits                                 419          496          158          148
  Gain on sale of loans                                                    1,557        2,856          225          894
  Gain on sale of investment and mortgage-backed
    securities designated as available for sale                               -            13           -             4
  Gain (loss) on disposition of fixed assets                                  (3)           1           (4)           3
  Gain on sale of real estate acquired through foreclosure                    12           64           26           60
                                                                          ------       ------       ------       ------
         Total other income                                                4,099        5,638        1,118        1,689

General, administrative and other expense
  Employee compensation and benefits                                       5,834        5,349        2,038        1,851
  Office occupancy and equipment                                           1,835        1,499          628          534
  Federal deposit insurance premiums                                         220          220           74           74
  Data processing                                                            636        1,075          187          369
  Advertising                                                                484          477          153          143
  Franchise taxes                                                            667          507          229          160
  Amortization of goodwill                                                   112          112           37           37
  Other operating                                                          2,989        2,766          976          789
                                                                          ------       ------       ------       ------
         Total general, administrative and other expense                  12,777       12,005        4,322        3,957
                                                                          ------       ------       ------       ------

         Earnings before federal income taxes                              6,737        7,994        2,222        2,380

Federal income taxes
  Current                                                                  2,002        2,386          752          668
  Deferred                                                                   279          236           -           101
                                                                        --------       ------       ------       ------
         Total federal income taxes                                        2,281        2,622          752          769
                                                                         -------       ------       ------       ------

         NET EARNINGS                                                   $  4,456      $ 5,372      $ 1,470      $ 1,611
                                                                         =======       ======       ======       ======

         EARNINGS PER SHARE
           Basic                                                           $0.78        $0.93        $0.26        $0.28
                                                                            ====         ====         ====         ====

           Diluted                                                         $0.76        $0.91        $0.25        $0.27
                                                                            ====         ====         ====         ====



                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                       Nine months ended             Three months ended
                                                                         September 30,                  September 30,
                                                                       1999         1998              1999         1998
Net earnings                                                         $4,456       $5,372            $1,470       $1,611

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) during the
    period, net of tax of $87,000, $5,000, $25,000
    and $15,000, respectively                                          (169)          (3)              (49)         (29)

Reclassification adjustment for gains on sale
  included in net earnings, net of related taxes                         -            (9)               -            (3)
                                                                      -----        -----             -----        -----

Comprehensive income                                                 $4,287       $5,360            $1,421       $1,579
                                                                      =====        =====             =====        =====

Accumulated comprehensive income (loss)                              $  (73)      $  119            $  (73)      $  119
                                                                      =====        =====             =====        =====


                           Camco Financial Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30,
                                 (In thousands)


                                                                                               1999                1998
Cash flows from operating activities:
  Net earnings for the period                                                              $  4,456            $  5,372
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                             (269)               (518)
    Amortization of premiums and discounts on investment
      and mortgage-backed securities - net                                                       (4)                  1
    Amortization of goodwill                                                                    112                 113
    Amortization of purchase accounting adjustments - net                                        78                 268
    Depreciation and amortization                                                               725                 682
    Provision for losses on loans                                                               168                 186
    Gain on sale of real estate acquired through foreclosure                                    (12)                (64)
    Federal Home Loan Bank stock dividends                                                     (518)               (332)
    Gain on sale of loans                                                                      (385)             (1,113)
    (Gain) loss on sale of premises and equipment                                                 3                  (1)
    Gain on sale of investment and mortgage-backed securities
      designated as available for sale                                                           -                  (13)
    Loans originated for sale in the secondary market                                       (70,622)           (149,721)
    Proceeds from sale of loans in the secondary market                                      78,457             145,477
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                              (645)               (434)
      Prepaid expenses and other assets                                                      (1,151)                587
      Accrued interest and other liabilities                                                    705                (937)
      Federal income taxes:
        Current                                                                                (294)                274
        Deferred                                                                                279                 236
                                                                                            -------             -------
         Net cash provided by operating activities                                           11,083                  63

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities                                           5,508              14,684
  Proceeds from sale of investment securities designated as available for sale                   15                 900
  Proceeds from sale of mortgage-backed securities designated
    as available for sale                                                                        -                4,612
  Purchase of investment securities designated as available for sale                            (22)               (150)
  Purchase of investment securities designated as held to maturity                          (10,896)             (8,999)
  Purchase of mortgage-backed securities designated as available for sale                    (5,080)                 -
  Purchase of mortgage-backed securities designated as held to maturity                      (1,992)                 -
  Purchase of loans                                                                         (21,871)                 -
  Loan disbursements                                                                       (260,381)           (142,470)
  Principal repayments on loans                                                             131,940             120,194
  Principal repayments on mortgage-backed securities                                          2,265               2,436
  Proceeds from sale of office premises and equipment                                            -                   22
  Purchase of office premises and equipment                                                  (1,316)             (1,878)
  Proceeds from sales of real estate acquired through foreclosure                               583               1,037
  Additions to real estate acquired through foreclosure                                        (153)                (19)
  Purchase of Federal Home Loan Bank stock                                                   (4,081)             (1,169)
  Purchase of cash surrender value of life insurance                                           (250)                 -
  Proceeds from redemption of life insurance                                                     -                  580
  Net increase in cash surrender value of life insurance                                       (184)               (202)
                                                                                            -------             -------
         Net cash used in investing activities                                             (165,915)            (10,422)
                                                                                            -------             -------

         Net cash used in operating and investing activities
           (subtotal carried forward)                                                      (154,832)            (10,359)
                                                                                            -------             -------


                           Camco Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended September 30,
                                 (In thousands)


                                                                                               1999                1998
         Net cash used in operating and investing activities
           (subtotal brought forward)                                                     $(154,832)           $(10,359)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                                   11,452              10,795
  Proceeds from Federal Home Loan Bank advances                                             163,055              62,410
  Repayment of Federal Home Loan Bank advances                                              (35,867)            (43,353)
  Dividends paid on common stock                                                             (1,961)             (1,607)
  Proceeds from exercise of stock options                                                        -                  110
  Advances by borrowers for taxes and insurance                                                  46              (2,913)
  Purchase of treasury shares                                                                  (341)                 -
                                                                                           --------             -------
         Net cash provided by financing activities                                          136,384              25,442
                                                                                           --------             -------

Net increase (decrease) in cash and cash equivalents                                        (18,448)             15,083

Cash and cash equivalents at beginning of period                                             35,815              22,904
                                                                                           --------             -------

Cash and cash equivalents at end of period                                                $  17,367            $ 37,987
                                                                                           ========             =======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                                   $  20,843            $ 18,954
                                                                                           ========             =======

    Income taxes                                                                          $   1,594            $  2,000
                                                                                           ========             =======

Supplemental disclosure of noncash investing activities:
  Transfers of mortgage loans to real estate acquired
    through foreclosure                                                                   $   1,064            $    363
                                                                                           ========             =======

  Unrealized losses on investments and mortgage-backed
    securities designated as available for sale                                           $    (169)           $    (12)
                                                                                           ========             =======

  Recognition of mortgage servicing rights in
    accordance with SFAS No. 125                                                          $   1,172            $  1,743
                                                                                           ========             =======

  Transfer of mortgage-backed securities from held to maturity
    classification to available for sale                                                  $      -             $  1,344
                                                                                           ========             =======

Supplemental disclosure of noncash financing activities:
  Acquisition of treasury stock in exchange for exercise
    of stock options                                                                      $      -             $     41
                                                                                           ========             =======

  Shares issued in conjunction with the three-for-two stock split                         $      -             $  1,826
                                                                                          ========              =======

  Shares issued in conjunction with 5% stock dividend                                    $      272            $     -
                                                                                          =========             =======


                           Camco Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation ("Camco", or the "Corporation") included in Camco's Annual Report on Form 10-K for the year ended December 31, 1998. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine and three month periods ended September 30, 1999, are not necessarily indicative of the results which may be expected for the entire year.

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

3.       Earnings Per Share

         Basic earnings per share for the nine and three month periods ended September 30, 1999, is computed based on 5,730,981 and 5,715,774 weighted-average shares outstanding during the respective periods.

         Basic earnings per share for the nine and three month periods ended September 30, 1998, is computed based on 5,750,893 and 5,747,279 weighted-average shares outstanding during the respective periods.

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plans. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 5,842,657 and 5,810,791 for the nine and three month periods ended September 30, 1999, respectively, and 5,896,644 and 5,941,245 for the nine and three month periods ended September 30, 1998, respectively.

         Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share for the nine and three month periods ended September 30, 1999, totaled 111,676 and 95,017, and for the nine and three month periods ended September 30, 1998, totaled 145,751 and 193,966, respectively.

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

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 1999 and 1998


General

Camco's profitability depends primarily on the level of its net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on deposit accounts and borrowings. In recent years, Camco's net earnings have been heavily influenced by the level of other income, primarily gains on sale of loans and other fees on loans and deposit accounts. During 1999, Camco's management has focused the Corporation's strategic emphasis on building net interest income through growth in the loan portfolio. Implementation of this strategy has resulted in $1.04 million, or 7.1%, increase in net interest income during 1999. In the short run this increase in stabilized core earnings has been more than offset by a $1.3 million decline in the more unpredictable source of revenue resulting from gains on sale of loans in the secondary market. Camco's operations are also influenced by the level of general, administrative and other expenses, including employee compensation and benefits, office occupancy and equipment, federal deposit insurance premiums, as well as various other operating expense categories, including federal income tax expense.

Since its incorporation in 1970, Camco has evolved into a full service provider of financial products to the communities served by its banking subsidiaries. Utilizing a common marketing theme committed to personalized customer service, Camco and its affiliates have grown from $22.4 million in consolidated assets in 1970 to $778.4 million of consolidated assets at September 30, 1999. Camco's level of growth is largely attributable to the acquisitions of Marietta Savings, First Federal, First Savings, and Germantown Federal Savings Bank (merged into First Federal effective January 1998, in a transaction accounted for as a pooling of interest) and the continued expansion of product lines from the previously limited deposit and loan offerings of a heavily regulated 1970's savings and loan association, to the full array of financial service products that were the previous domain of commercial banks. Additionally, Camco's operational growth has been enhanced by vertical integration of the residential lending function through establishing mortgage banking operations in the Banks' primary market areas and, to a lesser extent, in areas beyond the primary market areas and by chartering a title insurance agency.

Continuing its expansion into contiguous markets, Camco has agreed to acquire Westwood Homestead Financial Corporation ("Westwood Homestead"), which is the holding company for Westwood Homestead Savings Bank ("Westwood Bank"). Westwood Bank is a savings bank with two offices in Cincinnati, Ohio. At September 30, 1999, Westwood Homestead had total assets of $149.7 million. The shareholders of Westwood Homestead will receive $5.20 in cash and .611 shares of Camco stock for each Westwood Homestead share held at the effective time of the merger. The merger is expected to be completed in the first quarter of 2000.

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

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1999 and 1998


Discussion of Financial Condition Changes from December 31, 1998 to September 30, 1999

At September 30, 1999, Camco's consolidated assets totaled $778.4 million, an increase of $141.3 million, or 22.2%, over the December 31, 1998 total. The increase during the current nine month period was primarily funded by deposit growth of $11.5 million and an increase of $127.2 million in advances from the Federal Home Loan Bank ("FHLB").

Cash and interest-bearing deposits in other financial institutions totaled $17.4 million at September 30, 1999, a decrease of $18.4 million, or 51.5%, from December 31, 1998 levels. Excess liquidity was used to fund purchases of higher yielding assets.

Investment securities totaled $17.6 million at September 30, 1999, an increase of $5.4 million, or 43.7%, over the total at December 31, 1998. During the 1999 period, investment securities totaling $10.9 million were purchased, while maturities amounted to $5.5 million.

Mortgage-backed securities totaled $13.1 million at September 30, 1999, an increase of $4.6 million, or 54.0%, over December 31, 1998, due primarily to purchases totaling $7.1 million, partially offset by principal repayments totaling $2.3 million and a market valuation adjustment of $200,000 during the period. Loans receivable increased by $149.3 million, or 27.0%, during the nine months ended September 30, 1999, to a total of $687.8 million. The increase was primarily attributable to loan disbursements and purchases totaling $352.9 million, which were partially offset by principal repayments of $131.9 million and loan sales of $78.1 million. The volume of loans originated and purchased during the 1999 nine month period exceeded that of the 1998 period by $60.7 million, or 20.8%, while the volume of loan sales decreased by $66.3 million year to year. Loans held for sale totaled $2.7 million at September 30, 1999, compared to $10.6 million at December 31, 1998.

Throughout the low interest rate environment that has prevailed throughout much of the past few years, Camco has pursued a strategy of originating fixed-rate loans for sale in the secondary market and maintaining adjustable rate loans in its portfolio. As a result of the high consumer demand for fixed-rate loans during low interest rate cycles, a majority of the loans originated by Camco in recent years have been fixed-rate loans. Throughout 1999, as interest rates have edged up, consumer demand for adjustable-rate loans has increased to the point where a majority of the loans originated by Camco in 1999 are ARMs. Consistent with its past practice, Camco has retained ARMs in its portfolio.

Loans purchased during 1999, totaling $21.9 million, were made to replace lower-yielding liquid assets. This strategy resulted in a targeted loan volume that exceeded the production capability in Camco's primary market areas. The loans purchased consist primarily of (adjustable-rate/fixed rate) loans secured by single-family residences, condominiums and residential building lots outside of Camco's primary market areas.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1999 and 1998


Discussion of Financial Condition Changes from December 31, 1998 to September 30, 1999 (continued)

Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $5.2 million and $4.3 million at September 30, 1999 and December 31, 1998, respectively, constituting .75% and .78% of total net loans, including loans held for sale, at those dates. The consolidated allowance for loan losses totaled $1.8 million at both September 30, 1999 and December 31, 1998, representing 34.6% and 41.5% of nonperforming loans, respectively, at those dates. Although management believes that its allowance for loan losses at September 30, 1999, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

Deposits totaled $454.7 million at September 30, 1999, an increase of $11.5 million, or 2.6%, over December 31, 1998 levels. The increase resulted primarily from management's continuing efforts to achieve a moderate rate of growth through advertising and pricing strategies. Advances from the FHLB increased by $127.2 million, or 101.4%, to a total of $252.7 million at September 30, 1999. The proceeds from deposit growth and advances from the FHLB were primarily used to fund loan originations during the nine month period.

The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 1999, the Banks' regulatory capital exceeded all regulatory capital requirements.


Comparison of Results of Operations for the Nine Months Ended September 30, 1999 and 1998

General

Camco's net earnings for the nine months ended September 30, 1999 totaled $4.5 million, a decrease of $916,000, or 17.1%, from the $5.4 million of net earnings reported in the comparable 1998 period. The decrease in earnings was primarily attributable to a decrease in other income of $1.5 million, resulting from decreased gains on loan sales and a decline in late charges, rent and other income, coupled with a $772,000 increase in general, administrative and other expense, which were partially offset by a $1.0 million increase in net interest income and a $341,000 decrease in the provision for federal income taxes.

Net Interest Income

Total interest income for the nine months ended September 30, 1999, increased by $3.9 million, or 11.9%, over the nine month period ended September 30, 1998, generally reflecting the effects of growth in average interest-earning assets outstanding of approximately $120.8 million.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1999 and 1998


Comparison of Results of Operations for the Nine Months Ended September 30, 1999 and 1998 (continued)

Net Interest Income (continued)

Interest income on loans and mortgage-backed securities totaled $35.1 million for the nine months ended September 30, 1999, an increase of $4.5 million, or 14.6%, over the comparable 1998 period. The increase resulted primarily from a $126.2 million, or 25.3%, increase in the average balance outstanding year to year, which was partially offset by a decline in yield. Interest income on investments and interest-bearing deposits decreased by $538,000, or 23.1%, in connection with the increased origination of ARMs with below-market rates, due primarily to a $5.4 million, or 11.2%, decrease in the average balance outstanding year to year.

Interest expense on deposits decreased by $359,000, or 2.5%, to a total of $14.2 million for the nine months ended September 30, 1999, due primarily to a decrease in the interest rates paid. Interest expense on borrowings totaled $7.1 million for the nine months ended September 30, 1999, an increase of $3.2 million, or 84.8%, over the 1998 nine month period. The increase resulted primarily from a $90.1 million increase in the average balance outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.0 million, or 7.1%, to a total of $15.6 million for the nine months ended September 30, 1999. The interest rate spread decreased to approximately 2.85% for the nine months ended September 30, 1999, from 3.26% for the 1998 period, while the net interest margin decreased to approximately 3.11% in 1999, as compared to 3.54% in 1998.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The provision for losses on loans totaled $168,000 for the nine months ended September 30, 1999, a decrease of $18,000, or 9.7%, from the comparable period in 1998. The current period provision generally reflects the effects of loan portfolio growth and, while nonperforming loans have increased. Nonperforming loans consist primarily of one- to four-family residential properties which management believes are adequately collateralized. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming loans in the future.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1999 and 1998


Comparison of Results of Operations for the Nine Months Ended September 30, 1999 and 1998 (continued)

Other Income

Other income totaled $4.1 million for the nine months ended September 30, 1999, a decrease of $1.5 million, or 27.3%, from the comparable 1998 period. The decrease in other income was primarily attributable to a $1.3 million, or 45.5%, decrease in gains on sale of loans and a decrease of $170,000, or 9.1%, in late charges, rent and other. The decrease in gains on sale of loans primarily reflects a reduction in sales volume year to year. The decrease in late charges, rent and other was primarily attributable to a gain recorded in the 1998 period on settlement of life insurance of $99,000.

General, Administrative and Other Expense

General, administrative and other expense totaled $12.8 million for the nine months ended September 30, 1999, an increase of $772,000, or 6.4%, over the comparable period in 1998. This increase was due primarily to a $485,000, or 9.1%, increase in employee compensation and benefits, a $336,000, or 22.4%, increase in occupancy and equipment and a $160,000, or 31.6%, increase in franchise taxes, which were partially offset by a decrease in data processing expense of $439,000, or 40.8%.

The increase in employee compensation and benefits resulted primarily from normal merit increases coupled with increased staffing levels due to Camco's overall growth year to year. The increase in office occupancy and equipment was due to increased depreciation, primarily as a result of the equipment purchases required to convert all of the Banks to one data processing service bureau, coupled with increased building maintenance costs. The increase in franchise taxes was due primarily to the Corporation's equity growth year to year and a change in Ohio franchise tax law which increased the overall rate of taxation. Data processing costs declined through the first nine months of 1999 as the expense for the same period in the prior year included one time non-capitalized costs to convert the Banks to one data processing service bureau.

Federal Income Taxes

The provision for federal income taxes totaled $2.3 million for the nine months ended September 30, 1999, a decrease of $341,000, or 13.0%, from the nine months ended September 30, 1998. This decrease is attributable to a $1.3 million, or 15.7%, decrease in pre-tax earnings. The Corporation's effective tax rate amounted to 33.9% and 32.8% for the nine months ended September 30, 1999 and 1998, respectively.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1999 and 1998


Comparison of Results of Operations for the Three Months Ended September 30, 1999 and 1998

General

Camco's net earnings for the three months ended September 30, 1999, totaled $1.5 million, a decrease of $141,000, or 8.8%, from the $1.6 million of net earnings reported in the comparable 1998 period. The decrease in earnings is primarily attributable to a $571,000 decrease in other income and a $365,000 increase in general, administrative and other expense, which were partially offset by an increase in net interest income of $774,000 and a $17,000 decrease in the provision for federal income taxes.

Net Interest Income

Total interest income for the three months ended September 30, 1999, increased by $2.1 million, or 18.9%, generally reflecting the effects of growth in average interest-earning assets outstanding of approximately $156.7 million, which was partially offset by a decrease in the yield on interest-earning assets.

Interest income on loans and mortgage-backed securities totaled $12.7 million for the three months ended September 30, 1999, an increase of $2.3 million, or 22.2%, over the comparable 1998 period. The increase resulted primarily from a $165.2 million, or 32.9%, increase in the average balance outstanding year to year. Interest income on investments and interest-bearing deposits decreased by $190,000, or 23.7%, due to a decrease in average outstanding balances of $10.6 million. Interest expense on deposits decreased by $313,000, or 6.1%, to a total of $4.8 million for the three months ended September 30, 1999, due primarily to a decrease in interest rates paid. Interest expense on borrowings totaled $3.0 million for the three months ended September 30, 1999, an increase of $1.7 million, or 119.2%, over the 1998 three month period. The increase resulted primarily from a $127.2 million increase in the average balance outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $774,000, or 16.5%, to a total of $5.5 million for the three months ended September 30, 1999. The interest rate spread decreased to approximately 2.80% for the three months ended September 30, 1999, from 3.05% for the 1998 period, while the net interest margin decreased to approximately 3.04% in 1999, compared to 3.34% in 1998.

Provision for Losses on Loans

The provision for losses on loans totaled $45,000 for the three months ended September 30, 1999, a decrease of $4,000 from the comparable period in 1998. The current period provision generally reflects the effects of loan portfolio growth and an increase in the level of nonperforming loans. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1999 and 1998

Comparison of Results of Operations for the Three Months Ended September 30, 1999 and 1998 (continued)

Other Income

Other income totaled $1.1 million for the three months ended September 30, 1999, a decrease of $571,000, or 33.8%, from the comparable 1998 period. The decrease in other income was primarily attributable to a $669,000 decrease in gains on sale of loans, which was partially offset by a $167,000 increase in loan servicing fees. The decrease in gains on sale of loans primarily reflects a decrease in sales volume year to year. The increase in loan servicing fees is mainly attributable to the decreased levels of amortization of mortgage servicing rights.

General, Administrative and Other Expense

General, administrative and other expense totaled $4.3 million for the three months ended September 30, 1999, an increase of $365,000, or 9.2%, over the comparable quarter in 1998. This increase was due primarily to a $187,000, or 10.1%, increase in employee compensation and benefits, a $94,000, or 17.6%, increase in occupancy and equipment and a $187,000, or 23.7%, increase in other operating expenses, which were partially offset by a decrease in data processing expense of $182,000, or 49.3%.

The increase in employee compensation and benefits resulted primarily from an increase in staffing levels and normal merit increases year to year. The increases in occupancy and equipment and other operating expenses were due primarily to increased depreciation expense primarily as a result of the equipment purchased in fiscal 1998 required to convert all of the Banks to one data processing service bureau, increased building maintenance costs which reflect the eight additional offices added since the first quarter of 1998 and the Corporation's overall growth year to year. These increases were offset by a decrease in data processing expense as the expense for the same period in the prior year included the one-time non-capitalized costs incurred to convert the Banks to one data processing service bureau.

Federal Income Taxes

The provision for federal income taxes totaled $752,000 for the three months ended September 30, 1999, a decrease of $17,000, or 2.2%, from the same quarter in 1998. This decrease was attributable to a $158,000, or 6.6%, decrease in pre-tax earnings. The Corporation's effective tax rate amounted to 33.8% and 32.3% for the three months ended September 30, 1999 and 1998, respectively.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1999 and 1998


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

The Corporation has identified other third party vendors and commercial borrowers and if they were deemed critical to the banking operations, a review of their Y2K readiness has been conducted. Contingency plans have been completed in which the Corporation will seek alternative sources for critical services provided by third party vendors who may be found not to be Y2K compliant upon arrival of the year 2000. Implementation of the contingency plans occurred during September 1999.

The Corporation's service bureau has completed the upgrading of its core systems and through testing, the Banks have verified that these systems are Y2K compliant. The Banks have also successfully performed Y2K testing of the electronic services provided by the Federal Reserve Bank of Cleveland and the mortgage servicing systems of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association through the Corporation's service bureau. The Corporation completed the testing of non-information technology hardware and, where necessary, has either repaired or replaced those systems if they were found not to be Y2K compliant.

As part of its risk assessment, the Corporation has analyzed its vulnerability to third-party vendors and service providers by conducting a review of their Y2K readiness. The Corporation has received responses from its vendors and service providers for the Banks and no significant concerns have been identified. The Corporation has also assessed the risk associated with certain of its Bank's customers and contacts have been made to determine the customer's Y2K preparedness if they were deemed to be sensitive to the Y2K issue.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1999 and 1998


Year 2000 Compliance Matters (continued)

The Corporation has conducted research concerning the normal cash on hand at the Banks to determine if the cash needs for potential cash withdrawals in the fourth quarter of 1999 will be adequate. Because the Corporation maintains adequate liquidity reserves, it does not anticipate that it will have to borrow funds to meet any potential disintermediation that might occur due to Y2K readiness. However, in response to the Y2K issue, both the Federal Reserve Bank and FHLB have developed temporary borrowing programs to ensure that its members have access to liquidity to meet any additional cash requirements directly related to Y2K concerns. Management is currently evaluating both programs and preliminarily has determined that either one would offer adequate funding to meet its short term Y2K cash requirements.

The Corporation estimates that the final cost of converting and replacing information and non-information technology systems would not exceed $1.75 million with at least 75% being capitalized (which relates to a discretionary management decision in 1998 to upgrade existing technology systems). Beyond the cost incurred to convert its systems, the Corporation had estimated that the additional cost to address the Y2K issue would be approximately $75,000, of which $35,000 has been incurred as of September 30, 1999. While management believes its Y2K budget is based on sound assumptions, because of unknown external risks associated with this issue, the Corporation cannot quantify the consequences and uncertainty involved beyond those already identified. However, management believes such remaining external risks will not have a material adverse effect on the Corporation's financial condition or results of operations.

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

         None

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other Information

          On August 6, 1999, Camco entered into an Agreement of Merger and Plan of Reorganization (the "Agreement") with Westwood Homestead Financial Corporation ("WHFC") and its wholly-owned subsidiary The Westwood Homestead Savings Bank. Pursuant to the Agreement, WHFC will merge with and into Camco and the holders of outstanding common shares of WHFC will receive .611 of a Camco share and $5.20 for each of their WHFC shares. The parties anticipate that the merger will be completed during the first quarter of 2000.

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form  8-K:          On  August  13, 1999, Camco filed a Form
                                        8-K  reporting   the  execution  of  the
                                        Agreement in Item 5.

         Exhibits:

           15                           Independent Accountants' Report

           27.1 Financial data schedule for the nine months ended September 30, 1999.

           27.2 Restated financial data schedule for the nine months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    November 12, 1999             By: /s/Larry A. Caldwell
     ---------------------------           -----------------------------------
                                           Larry A. Caldwell
                                           President and Chief Executive Officer




Date:    November 12, 1999             By: /s/Gary Crane
     ---------------------------           -----------------------------------
                                           Gary Crane
                                           Chief Financial Officer