Form 10-K
period 1999-12-31
CAMCO FINANCIAL CORP
filed 2000-03-30
CIK 16614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999
                                       OR
         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


 For the transition period from ______________________ to ______________________

                         Commission File Number: 0-25196

                           CAMCO FINANCIAL CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       51-0110823
     -----------------------                            ------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification Number)

                    6901 Glenn Highway, Cambridge, Ohio 43725
                  -------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (740) 435-2020

           Securities registered pursuant to Section 12(b) of the Act:
              None                                      None
-----------------------------------       -----------------------------------
      (Title of Each Class)               (Name of exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, $1 par value per share
             -----------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale reported as of March 20, 2000, was $57,281,466. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     The registrant's revenues for the fiscal year ended December 31, 1999, were $56.3 million. 6,932,736 shares of the Registrant's common stock were outstanding on March 20, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III of Form 10-K: Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders

                                     PART I
Item 1.           Business.

General

         Camco Financial Corporation ("Camco") is a multiple savings and loan holding company organized under Delaware law in 1970. Through its wholly-owned subsidiaries, Cambridge Savings Bank ("Cambridge Savings"), Marietta Savings Bank ("Marietta Savings"), First Federal Savings Bank of Washington Court House ("First Federal") and First Federal Bank for Savings ("First Savings"), Camco is engaged in the financial services business in Ohio, Kentucky and West Virginia. Camco Title Insurance Agency, Inc. ("Camco Title"), a wholly-owned subsidiary of Camco, is engaged in the title insurance agency business.

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

         First Federal was acquired by Camco in 1988. Camco acquired GF Bancorp, Inc., a Delaware corporation, and its wholly-owned subsidiary, Germantown Federal Savings Bank, a federal savings bank ("Germantown Federal"), in January 1998 (the "Germantown Merger"). In connection with the Germantown Merger, Germantown Federal, which had its main office in Germantown, Ohio and a branch office in New Lebanon, Ohio, merged into First Federal. First Federal has its main office and a full-service branch office in Washington Court House, loan origination offices in Chillicothe, Circleville, Gahanna, Powell and Wilmington, Ohio, and, as a result of the Germantown Merger, full-service branch offices in Germantown and New Lebanon, Ohio.

         In October 1996, Camco acquired First Ashland Financial Corporation, a Kentucky corporation, and its subsidiary, First Savings (the "Ashland Merger"), which became a wholly-owned subsidiary of Camco. The Ashland Merger was accounted for under the purchase method. First Savings has its main office and a full-service branch office in Ashland, Kentucky, a full-service branch office in Russell, Kentucky, and a loan origination office in Huntington, West Virginia.

         In January 2000, Camco acquired Westwood Homestead Financial Corporation, the holding company for Westwood Homestead Savings Bank ("Westwood Savings"). Westwood Savings is now a subsidiary of Camco. The acquisition of Westwood Savings does not affect the financial information herein.

         Cambridge Savings, Marietta Savings, First Federal and First Savings (collectively, the "Banks") are members of the Federal Home Loan Bank (the "FHLB") of Cincinnati, and their accounts are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") administered by the Federal Deposit Insurance Corporation (the "FDIC"). First Federal and First Savings are subject to regulation, examination and supervision by the United States Department of the Treasury, Office of Thrift Supervision (the "OTS") and the FDIC. Cambridge Savings and Marietta Savings are regulated by the Ohio Department of Financial Institutions, Division of Savings Banks (the "Division") and the FDIC.

         Cambridge Savings and Marietta Savings each own 50% of the outstanding stock of Camco Mortgage Corporation ("CMC"), a service corporation engaged in mortgage lending and related activities in central and southeastern Ohio.

Marietta Savings owns 100% of the outstanding stock of WestMar Mortgage Company ("WestMar"), a service corporation engaged in mortgage lending activities, primarily in Wood County, West Virginia. First Savings owns 100% of the stock of First S&L Corporation, a Kentucky corporation incorporated in 1975 for the purpose of acquiring stock in a data processing company located in Cincinnati, Ohio. First S&L Corporation was inactive during 1999.

     Camco  Title  Insurance  Agency,   Inc.  ("Camco  Title"),  a  wholly-owned
subsidiary of Camco, is engaged in the title insurance agency business.

     The financial statements for Camco and its subsidiaries are prepared on a consolidated basis. The information as of and for the years ended December 31, 1995 through 1997, inclusive, have been restated in this document and the consolidated financial statements to reflect the effects of the Germantown Merger.

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

     Loan  Portfolio   Composition.   The  following   table  presents   certain
information regarding of the composition of Camco's loan portfolio, including loans held for sale, at the dates indicated:

                                                                            At December 31,

                                               1999              1998              1997              1996              1995
                                         ----------------  ----------------  ----------------  ----------------  ----------------
                                                 Percent          Percent            Percent            Percent            Percent
                                                    of                of                of                of                  of
                                                   total            total             total              total               total
                                          Amount   loans   Amount   loans   Amount    loans    Amount    loans     Amount    loans
                                         -------  ------- -------  -------  ------   -------   ------    ------    ------    -----
                                                                          (Dollars in thousands)
Type of loan:
   Construction                         $ 60,565     8.3% $ 37,169    6.8% $ 14,505    3.0%  $ 20,489     4.9%   $ 20,134      6.3%
   Existing residential properties (1)   619,621    85.3   485,107   88.4   431,646   89.7    370,648    88.0     271,637     84.6
   Nonresidential real estate             20,831     2.9    15,019    2.7    11,294    2.3     12,529     3.0      11,486      3.6
   Developed building lots                 4,649      .6     3,895     .7     1,870    0.4      1,406     0.3         965      0.3
   Education loans                         1,847      .3     2,096     .4     2,224    0.5      2,037     0.5       2,728      0.9
   Consumer and other loans (2)           49,232     6.8    29,835    5.5    32,430    6.7     25,180     6.0      24,554      7.6
                                         -------   -----   -------  -----   -------  -----    -------   -----     -------    -----
       Total                             756,745   104.2   573,121  104.5   493,969  102.6    432,289   102.7     331,504    103.3
Less:
   Undisbursed loans in process          (27,569)   (3.8)  (22,262)  (4.1)  (10,059)  (2.1)    (9,292)   (2.2)     (8,724)    (2.7)
   Unamortized yield adjustments          (1,088)    (.1)     (407)   (.1)     (813)  (0.2)      (806)   (0.2)       (647)    (0.2)
   Allowance for loan losses              (1,863)    (.3)   (1,783)   (.3)   (1,596)  (0.3)    (1,373)   (0.3)     (1,128)    (0.4)
                                         -------   -----    ------  -----   -------  -----    -------   -----     -------    -----
Total loans, net                        $726,225   100.0% $548,669  100.0% $481,501  100.0%  $420,818   100.0%   $321,005    100.0%
                                         =======   =====   =======  =====   =======  =====    =======   =====     =======    =====


--------------------------

(1)      Includes loans held for sale.
(2)      Includes second mortgage loans.


         Camco's loan portfolio was approximately $726.2 million at December 31, 1999, and represented 89.3% of total assets.

         Loan  Maturity  Schedule.   The  following  table  sets  forth  certain
information as of December 31, 1999, regarding the dollar amount of loans maturing in Camco's portfolio based on the contractual terms to maturity of the loans. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity, are reported as due in one year or less.

                                      Due during the year
                                             ending                            Due in
                                          December 31,       Due in years   years after
                                              2000            2001-2005        2005        Total
                                                               (In thousands)

Real estate loans (1):
   One- to four- family                       $12,657            $62,783       $567,373     $642,813
   Multifamily and nonresidential               2,515              2,393         27,193       32,101
   Consumer and other loans                    14,771             21,746         14,562       51,079
                                               ------             ------        -------      -------
      Total                                   $29,943            $86,922       $609,128     $725,993
                                               ======             ======        =======      =======

--------------------------

(1) Excludes loans held for sale of $3.2 million and does not consider the effects of unamortized yield adjustments of $1.1 million and the allowance for loan losses of $1.9 million.


         The following table sets forth at December 31, 1999, the dollar amount of all loans due after one year from December 31, 1999, which have predetermined interest rates and have floating or adjustable interest rates:

                                          Due after
                                       December 31, 2000
                                       (In thousands)

Fixed rate of interest                    $298,276
Adjustable rate of interest                397,774
                                           -------
     Total                                $696,050
                                           =======

         Generally, loans originated by the Banks are on a fully amortized basis. The Banks have no rollover provisions in their loan documents and anticipate that loans will be paid in full by the maturity date.

         Residential Loans. The primary lending activity of the Banks is the origination of fixed-rate and adjustable-rate conventional loans for the acquisition or construction of single-family residences. At December 31, 1999, 93.3% of the total outstanding loans consisted of loans secured by mortgages on one- to four-family residential properties. The Banks also originate loans on multifamily housing (over four units) and condominiums. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon.

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

         The interest rate adjustment periods on adjustable-rate mortgage loans ("ARMs") offered by the Banks are generally one, three or five years. The interest rates initially charged on ARMs and the new rates at each adjustment date are determined by adding a stated margin to a designated interest rate index. For the past several years, the Banks have used the one-year, three-year and five-year United States Treasury bill rates, adjusted to a constant maturity, as the index for their one-year, three-year and five-year adjustable-rate loans, respectively. The initial interest rate for a three-year and a five-year ARM is set slightly higher than for the one-year ARM to compensate for the reduced interest rate sensitivity. The maximum adjustment at each adjustment date for ARMs is usually 2%, with a maximum adjustment of 6% over the term of the loan.

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

         Of the total mortgage loans originated by the Banks during the year ended December 31, 1999, 56.1% were ARMs and 43.9% were fixed-rate loans. Adjustable-rate loans comprised 61.8% of Camco's total outstanding loans at December 31, 1999.

         Construction Loans. The Banks offer residential construction loans both to owner-occupants and to builders for homes being built under contract with owner-occupants. The Banks also make loans to persons constructing projects for investment purposes. At December 31, 1999, a total of $60.6 million, or approximately 8.3% of Camco's total loans, consisted of construction loans, primarily for one- to four-family properties.

         Construction loans to owner-occupants are typically adjustable-rate long-term loans on which the borrower pays only interest on the disbursed portion during the construction period. Some construction loans to builders, however, have terms of up to 18 months at fixed rates of interest.

         Construction loans for investment properties involve greater underwriting and default risks to the Banks than do loans secured by mortgages on existing properties or construction loans for single-family residences. Loan funds are advanced upon the security of the project under construction, which is more difficult to value in the case of investment properties before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate precisely the total loan funds required to complete a project and the related Loan-to-Value Ratios. In the event a default on a construction loan occurs and foreclosure follows, Camco could be adversely affected in that it would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 1999, the Banks had twelve construction loans in the amount of $2.6 million on investment properties.

         Nonresidential Real Estate Loans. The Banks originate loans secured by mortgages on nonresidential real estate, including retail, office and other types of business facilities and apartment projects containing 36 or more units. Nonresidential real estate loans are generally made on an adjustable-rate basis for terms of up to 20 years. Nonresidential real estate loans originated by the

Banks generally have an LTV of 80% or less. The largest nonresidential real estate loan outstanding at December 31, 1999, was a $1.1 million loan secured by a hotel in Washington Court House, Ohio. Nonresidential real estate loans comprised 2.9% of total loans at December 31, 1999.

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

         Federal law limits an association's investment in nonresidential real estate loans to 400% of the association's capital. At December 31, 1999, Camco's investment in nonresidential real estate loans was approximately 33.3% of its total capital.

         Consumer Loans. The Banks make various types of consumer loans, including loans made to depositors on the security of their savings deposits, automobile loans, education loans, home improvement loans, home equity line of credit loans and unsecured personal loans. Home equity loans and unsecured loans are generally made at a variable rate of interest for terms of up to 10 years. Most other consumer loans are generally made at fixed rates of interest for terms of up to 10 years. The risk of default on consumer loans during an economic recession is greater than for residential mortgage loans. At December 31, 1999, education, consumer and other loans constituted 7.1% of Camco's total loans.

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

         Loan Originations, Purchases and Sales. The Banks have been actively originating new 30-year, 15-year and 10-year fixed-rate real estate loans as well as adjustable-rate real estate loans and consumer loans. Generally all residential fixed-rate loans made by the Banks are originated on documentation which will permit a possible sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or other secondary mortgage market participants. When a mortgage loan is sold to the FHLMC, the selling Bank services the loan by collecting monthly payments of principal and interest and forwarding such payments to the FHLMC, net of a servicing fee. Fixed-rate loans not sold to the FHLMC and substantially all of the ARMs originated by the Banks are held in the Banks' loan portfolios. During the year ended December 31, 1999, Camco sold approximately $96.9 million in loans to the FHLMC and others. Income from loans serviced by Camco for others was $1.2 million for the year ended December 31, 1999.

         From time to time, the Banks sell participation interests in mortgage loans originated by them and purchase whole loans or participation interests in loans originated by other lenders. The Banks held whole loans and participations in loans originated by other lenders of approximately $47.1 million at December 31, 1999. Loans which the Banks purchase must meet or exceed the underwriting standards for loans originated by the Banks.

         In recent years, Camco has purchased mortgage-backed securities insured or guaranteed by U.S. Government agencies in order to improve Camco's asset yield by profitably investing excess funds. Camco intends to continue to purchase such mortgage-backed securities when conditions favor such an investment. See "Investment Activities."

         The  following  table  presents  Camco's  mortgage  loan   origination,
purchase, sale and principal repayment activity for the periods indicated:

                                                                             Year ended December 31,
                                                          1999           1998          1997          1996           1995
                                                        --------       --------      --------      --------     --------
                                                                                (In thousands)
Loans originated:
   Construction                                         $ 66,437       $ 49,152      $  34,293      $ 24,182    $ 13,466
   Permanent                                             324,648        328,046        168,519       121,793     106,095
   Consumer and other                                     34,158         67,243         54,351        43,749      28,196
                                                         -------        -------        -------       -------     -------
     Total loans originated                              425,243        444,441        257,163       189,724     147,757
                                                         -------        -------        -------       -------     -------

Loan purchased (1)                                        31,430         18,982         12,514           -           -

Reductions:
   Principal repayments (1)                              176,804        194,594        134,794        95,508      73,290
   Loans sold (1)                                         96,892        210,535         77,665        61,687      38,891
   Transfers from loans to real estate owned               1,220            477            978            92          70
                                                         -------        -------        -------       -------     -------
     Total reductions                                    274,916        405,606        213,437       157,287     112,251

Increase (decrease) in other items, net (2)                 (277)         1,192           (137)          456         545
Increase due to Ashland Merger                               -              -              -          70,812         -
                                                         -------        -------        -------       -------     -------
Net increase                                            $181,480       $ 59,009       $ 56,377      $103,705    $ 36,051
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

         The largest amount which the Banks could have loaned to one borrower at December 31, 1999, was approximately $3.1 million for Cambridge Savings, $2.0 million for Marietta Savings, $1.8 million for First Federal and $1.7 million for First Savings. The largest amount Cambridge Savings had outstanding to one borrower and related persons or entities at December 31, 1999, was $1.4 million, which consisted of one loan secured by apartment rental properties. The largest amount Marietta Savings had outstanding to one borrower and related persons or entities at December 31, 1999, was $1.7 million, which consisted of five loans secured by a personal residence, commercial properties and leasing business residuals. The largest amount First Federal had outstanding to one borrower was $1.4 million, which consisted of one loan secured by multiple single-family investment properties. The largest amount First Savings had outstanding to one person and related persons or entities at December 31, 1999, was $1.2 million, which consisted of 13 loans secured by single-family dwellings.

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

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                     At December 31,
                                              1999          1998           1997          1996            1995
                                             --------      --------        --------     --------       ---------
                                                                   (Dollars in thousands)
Loans delinquent for:
   30 to 89 days                              $13,792       $10,028         $6,723        $6,291         $5,259
   90 or more days                              3,975         4,296          1,939         2,556          1,206
                                               ------        ------          -----         -----          -----
     Total delinquent loans                   $17,767       $14,324         $8,662        $8,847         $6,465
                                               ======        ======          =====         =====          =====
     Ratio of total delinquent loans to
       total net loans                           2.45%         2.61%          1.80%         2.22%          2.01%
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

                                                                                At December 31,
                                                           1999         1998          1997         1996         1995
                                                         --------     --------      --------     --------     --------
                                                                           (Dollars in thousands)
  Loans accounted for on nonaccrual basis:
     Real estate:
        Residential                                       $1,980       $1,328        $  830        $1,086       $  574
        Nonresidential                                       429          233            27           655          174
     Consumer and other                                      141           64            79            40            6
                                                           -----        -----         -----         -----        -----
         Total nonaccrual loans                            2,550        1,625           936         1,781          754
                                                           -----        -----         -----         -----        -----
  Accruing loans delinquent 90 days or more:
     Real estate:
        Residential                                        1,140        2,030           710           652          395
        Nonresidential                                         -            -             -             -            -
     Consumer and other                                      285          641           293           123           57
                                                           -----        -----         -----         -----        -----
         Total loans 90 days past due                      1,425        2,671         1,003           775          452
                                                           -----        -----         -----         -----        -----

         Total nonperforming loans                        $3,975       $4,296        $1,939        $2,556       $1,206
                                                           =====        =====         =====         =====        =====

  Allowance for loan losses                               $1,863       $1,783        $1,596        $1,373       $1,128
                                                           =====        =====         =====         =====        =====

  Nonperforming loans as a percent of total net
     loans                                                  .55%          .78%          .40%          .61%        .38%
                                                            ===           ===           ===           ===         ===
  Allowance for loan losses as a percent of
     nonperforming loans                                   46.9%         41.5%         82.3%         53.7%       93.5%
                                                           ====          ====          ====          ====        ====


         The amount of interest income that would have been recorded had nonaccrual loans performed in accordance with contractual terms totaled $171,000 for the year ended December 31, 1999. Interest collected on such loans and included in net earnings was $61,000.

         At December 31, 1999, there were no loans which were not classified as nonaccrual, 90 days past due or restructured which management considered classifying in the near future due to concerns as to the ability of the borrowers to comply with repayment terms.

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

     At December 31, 1999, the aggregate amounts of Camco's classified assets were as follows:

                                                       At December 31, 1999
                                                       --------------------
                                                          (In thousands)
Classified assets:
   Substandard                                                $4,121
   Doubtful                                                       40
   Loss                                                           31
                                                               -----
    Total classified assets                                   $4,192
                                                               =====


     The regulations also include a "special mention" category, consisting of assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management's close attention. Camco had assets in the amount of $114,000 designated as "special mention" at December 31, 1999.

     Allowance for Loan Losses. The following table sets forth an analysis of Camco's allowance for loan losses:

                                                                        Year ended December 31,
                                                      1999         1998         1997         1996         1995
                                                   --------      --------     --------     --------     --------
                                                                       (Dollars in thousands)
Balance at beginning of year                         $1,783        $1,596       $1,373       $1,128        $1,039
Charge-offs:
   1-4 family residential real estate                    82             9           30            3             -
   Multifamily and nonresidential real estate            12             -          124            -            40
   Consumer                                              79            61           22            6            18
                                                      -----         -----        -----        -----         -----
    Total charge-offs                                   173            70          176            9            58
                                                      -----         -----        -----        -----         -----
Recoveries:
   1-4 family residential real estate                     -             -            2            -             -
   Multifamily and nonresidential real estate             2             -            4            -             -
   Consumer                                               4             7            8            4             4
                                                      -----         -----        -----        -----         -----
    Total recoveries                                      6             7           14            4             4
                                                      -----         -----        -----        -----         -----
Net charge-offs                                        (167)          (63)        (162)          (5)          (54)
Provision for losses on loans                           247           250          385          141           143
Increase attributable to Ashland Merger                   -             -            -          109             -
                                                      -----         -----        -----        -----         -----
Balance at end of year                               $1,863        $1,783       $1,596       $1,373        $1,128
                                                      =====         =====        =====        =====         =====

Net charge-offs to average loans                        .03%          .01%        .04%            -%          .02%
                                                        ===           ===         ===           ===           ===

         The following table sets forth the allocation of Camco's allowance for loan losses by type of loan at the dates indicated:

                                                                    At December 31,
                                  1999               1998                1997                1996               1995
                                 ------             ------              ------              ------             ----
                                     Percent            Percent              Percent            Percent            Percent
                                     of loans           of loans             of loans           of loans           of loans
                                     in each            in each              in each            in each            in each
                                     category           category             category           category           category
                                     to total           to total             of total           to total           to total
                             Amount   loans     Amount    loans     Amount     loans    Amount    loans    Amount    loans
                             ------   ------    ------    ------    ------    ------    ------    ------   ------    -----
                                                                 (Dollars in thousands)
Balance at year end
   applicable to:
     Mortgage loans          $1,350     93.2%    $1,340    94.6%    $1,030      93.4%    $1,072     93.9%  $  922      91.6%
     Consumer and other         513      6.8        443     5.4        566       6.6        301      6.1      206       8.4
                              -----    -----      -----   -----      -----     -----      -----    -----    -----     -----

     Total                   $1,863    100.0%    $1,783   100.0%    $1,596     100.0%    $1,373    100.0%  $1,128     100.0%
                              =====    =====      =====   =====      =====     =====      =====    =====    =====     =====


Investment Activities

         Federal regulations require that the Banks maintain a minimum amount of liquid assets, which may be invested in United States Treasury obligations, securities of various agencies of the federal government, certificates of deposit at insured banks, bankers' acceptances and federal funds sold. The Banks are also permitted to make limited investments in commercial paper, corporate debt securities and certain mutual funds, as well as other investments permitted by federal laws and regulations. It has generally been Camco's policy to maintain liquid assets at the Banks in excess of regulatory requirements in order to shorten the maturities of the investment portfolios and improve the matching of short-term investments and interest rate sensitive savings deposit liabilities.

         The following table sets forth the composition of Camco's investment securities portfolio, except its stock in the FHLB of Cincinnati, at the dates indicated:

                                                                     At December 31,

                                        1999                              1998                               1997
                                       ------                            ------                             ------
                         Amortized   % of    Fair     % of  Amortized   % of    Fair    % of   Amortized  % of    Fair     % of
                           cost     Total   Value    Total    cost     Total   value   Total     cost     Total   value    Total
                         -------    -----   -----    -----    -----    -----   -----   -----    -----     -----   -----    -----
Held to maturity:                                                 (Dollars in thousands)
   U.S. Government
    agency obligations    $16,584    55.8% $16,166    55.7%  $10,782    52.3% $10,805    51.8% $17,075    45.5% $17,095     45.2%
   Municipal bonds            280       .9     286     1.0       180      .9      193      .9      414     1.1      441      1.2
   Mortgage-backed
     securities             5,944    20.0    5,818    20.0     5,019    24.4    5,102    24.5    8,207    21.9    8,311     21.9
                           ------   -----   ------   -----    ------   -----   ------   -----   ------   -----   ------    -----
    Total                  22,808    76.7   22,270    76.7    15,981    77.6   16,100    77.2   25,696    68.5   25,847     68.3

Available for sale:
   U.S. Government
     agency obligations       -        -       -        -      1,003     4.9    1,004     4.8    2,511     6.7    2,519      6.7
   Corporate equity
     securities               228      .8      273      .9       214     1.0      288     1.4       92      .2      158       .4
   Mortgage-backed
     securities             6,704    22.5    6,475    22.3     3,405    16.5    3,476    16.6    8,317    22.2    8,447     22.3
   Asset management funds     -        -       -        -         -       -       -        -       900     2.4      895      2.3
                           ------   -----   ------   -----    ------   -----   ------   -----   ------   -----   ------    -----
       Total                6,932    23.3    6,748    23.3     4,622    22.4    4,768    22.8    11,820   31.5   12,019     31.7
                           ------   -----   ------   -----    ------   -----   ------   -----   ------   -----   ------    -----
   Total investments and
     mortgage-backed
     securities           $29,740   100.0% $29,018   100.0%  $20,603   100.0% $20,868   100.0% $37,516   100.0% $37,866    100.0%
                           ======   =====   ======   =====    ======   =====   ======   =====   ======   =====   ======    =====

         The following table presents the contractual maturities or terms to repricing of Camco's investment securities, except its stock in the FHLB of Cincinnati and corporate equity securities, and the weighted average yields at December 31, 1999:

                                                                At December 31, 1999
                      -----------------------------------------------------------------------------------------------------------
                                               After one          After five
                      One year or less    through five years   through ten years   After ten years             Total
                      ------------------ -------------------  ------------------  ------------------  ---------------------------
                                                                                                                         Weighted
                      Amortized  Average  Amortized  Average  Amortized  Average  Amortized  Average  Amortized   Fair    average
                        cost      yield     Cost      yield     cost      yield    cost       yield     cost      value    yield
                       ------    -------   ------    -------   ------    -------  -------    --------  -------    -----   -------
                                                             (Dollars in thousands)
U.S. Government
  obligations           $605      5.25%   $15,979     6.17%     $  -          -%    $     -      -%     $16,584   $16,166   6.26%
Municipal bonds            -         -        100     6.21       180       7.00           -      -          280       286   6.75
Mortgage-backed
  securities               -         -        330     8.69       711       7.46      11,607   6.83       12,648    12,293   6.93
                         ---      ----     ------     ----       ---       ----      ------   ----       ------    ------  ----
Total                   $605      5.25%   $16,409     6.18%     $891       7.37%    $11,607   6.83%     $29,512   $28,745   6.49%
                         ===      ====     ======     ====       ===       ====      ======   ====       ======    ======   ====


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

         The following table sets forth the dollar amount of deposits in the various types of savings programs offered by the Banks at the dates indicated:

                                                                             At December 31
                                                            1999                    1998                     1997
                                          Weighted
                                           average                Percent                  Percent                  Percent
                                           rate at               of total                 of total                 of total
                                          12/31/99     Amount    deposits     Amount      deposits      Amount     deposits
                                                                        (Dollars in thousands)
Withdrawable accounts:
    Interest and non-interest bearing
     checking accounts                      1.55%   $  71,582      15.5%    $  70,944      16.0%      $  56,316        13.4%
    Money market demand accounts            4.66       26,898       5.8        24,402       5.5          23,720         5.6
    Passbook and statement savings
      accounts                              2.79       71,128      15.4        74,405      16.8          68,536        16.2
                                            ----      -------     -----       -------     -----         -------       -----
     Total withdrawable accounts            2.56      169,608      36.7       169,751      38.3         148,572        35.2

Certificates accounts:
   Term:
     Seven days to one year                 4.69       41,093       8.9        88,134      19.9          40,660         9.6
     One to two years                       5.22      108,118      23.4        58,940      13.3          90,902        21.5
     Two to eight years                     5.82       83,299      18.1        62,429      14.1          89,287        21.1
   Negotiated rate certificates             5.59       28,618       6.2        27,338       6.2          23,566         5.6
Individual retirement accounts              5.55       31,051       6.7        36,635       8.2          29,381         7.0
                                            ----      -------     -----       -------     -----         -------       -----
    Total certificate accounts              5.39      292,179      63.3       273,476      61.7         273,796        64.8
                                            ----      -------     -----       -------     -----         -------       -----
Total deposits                              4.39%    $461,787     100.0%     $443,227     100.0%       $422,368       100.0%
                                            ====      =======     =====       =======     =====         =======       =====


         The following table presents the amount and contractual maturities of Camco's time deposits at December 31, 1999:

                                                               Amount Due
                                  Up to                                            Over
                                one year       1-3 years        3-5 years        5 years          Total
                                --------       ---------        ---------        -------        --------
                                                         (Dollars in thousands)
Amount maturing                 $192,965         $82,051         $12,199          $4,964        $292,179
                                 =======          ======          ======           =====         =======
Average rate                        5.32%           5.57%           5.99%           5.89%           5.39%
                                    ====            ====            ====            ====            ====


         The following table sets forth the amount and maturities of Camco's time deposits in excess of $100,000 at December 31, 1999:

      Maturity                              At December 31, 1999
      --------                              --------------------
                                                 (In thousands)

      Three months or less                           $14,965
      Over three to six months                        10,389
      Over six to twelve months                       13,988
      Over twelve months                              11,208
                                                      ------
      Total                                          $50,550
                                                      ======


         Borrowings. The twelve regional FHLBs function as central reserve banks, providing credit for their member institutions. As members in good standing of the FHLB of Cincinnati, the Banks are authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Advances are made pursuant to several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's regulatory capital or on the FHLB's assessment of the institution's creditworthiness. Under current regulations, a member institution must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender ("QTL") test. See "REGULATION - Federal Regulation -- Qualified Thrift Lender Test." If an institution meets the QTL test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an institution does not meet the QTL test, it will be eligible for such advances only to the extent it holds QTL test assets. At December 31, 1999, each of the Banks met the QTL test.

         The following table sets forth the maximum amount of Camco's FHLB advances outstanding at any month end during the periods shown and the average aggregate balances of FHLB advances for such periods:

                                                             Year ended December 31,
                                                       1999               1998               1997
                                                      ------             ------             ------
                                                                 (Dollars in thousands)
Maximum amount outstanding                            $279,125           $125,483            $82,319

Average amount outstanding                            $200,285          $  95,257            $67,277

Weighted average interest cost of FHLB advances
  based on month end balances                             5.39%              5.57%              5.77%


         The following table sets forth certain information with respect to Camco's FHLB advances at the dates indicated:

                                                                     At December 31,
                                                      1999                1998              1997
                                                     ------             ------             ------
                                                                (Dollars in thousands)
Amount outstanding                                   $279,125           $125,483             $82,319

Weighted average interest rate                           5.71%              5.41%              6.25%


Yields Earned and Rates Paid

         The following table sets forth the weighted average yields earned on Camco's interest-earning assets, the weighted average interest rates paid on Camco's interest-bearing liabilities and the interest rate spread between the weighted average yields earned and rates paid by Camco at the dates indicated:

                                                                              At December 31,
                                                                1999                1998               1997
                                                               ------              ------             ------
Weighted average yield on:
   Loan portfolio (1)                                             7.47%               7.81%              8.24%
   Investment portfolio (2)                                       6.17                6.61               6.46
   Total interest-earning assets (3)                              7.39                7.63               8.04
Weighted average rate paid on:
   Deposits                                                       4.39                4.46               4.74
   FHLB advances                                                  5.71                5.41               6.25
   Total interest-bearing liabilities                             4.81                4.69               4.99
Interest rate spread (spread between weighted average
   rate on all interest-earning assets and all
   interest-bearing liabilities)                                  2.58                2.94               3.05


----------------------------

(1) Includes loans held for sale and excludes the allowance for loan and lease losses.
(2)  Interes on mortgage-backed securities included.
(3)  Earnings on FHLB stock and cash surrender value of life insurance included.


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

                                                                      Year ended December 31,

                                             1999                             1998                           1997
                                             ------                           -----                          ----
                                  Average    Interest  Average    Average    Interest  Average    Average   Interest  Average
                                outstanding  earned/    yield/  outstanding  earned/    yield/  outstanding  earned/  yield/
                                  balance     paid        rate    balance       paid     rate      balance    paid      rate
                                                                   (Dollars in thousands)
  Interest-earning assets:
  Loans receivable (1)           $637,755    $47,904      7.51%  $499,515    $40,478      8.10%    $448,721  $37,060     8.26%
  Mortgage-backed securities (2)   11,173        759      6.79     10,435        779      7.47       18,647    1,321     7.08
  Investment securities (2)        14,963        896      5.99     16,696      1,037      6.21       26,099    1,625     6.23
  Interest-bearing deposits
   and other interest-
   earning assets                  29,896      1,534      5.70     31,482      1,989      6.32       17,577    1,211     6.89
                                  -------     ------      ----    -------     ------      ----      -------   ------     ----
  Total interest-earning assets  $690,787     51,093      7.40   $558,128     44,283      7.93     $511,044   41,217     8.07
                                  =======                         =======                           =======
  Interest-bearing liabilities:
  Deposits                       $452,939     19,119      4.22   $428,911     19,538      4.55     $411,778   18,899     4.59
  FHLB advances                   200,285     10,788      5.39     95,257      5,314      5.57       67,277    3,879     5.77
                                  -------     ------      ----    -------     ------      ----      -------   ------     ----
     Total interest-bearing
       liabilities               $653,224     29,907      4.58   $524,168     24,852      4.74     $479,055   22,778     4.75
                                  =======     ------      ----    =======     ------      ----      =======   ------     ----
Net interest income; interest
  rate spread                                $21,186      2.82%              $19,431      3.19%              $18,439     3.32%
                                              ======      ====                ======      ====                ======     ====
Net interest margin (3)                                   3.07%                           3.48%                          3.61%
                                                          ====                            ====                           ====
Average interest-earning
   assets to average
   interest-bearing
   liabilities                                          105.75%                         106.48%                        106.68%
                                                        ======                          ======                         ======



------------------------------------

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

                                                                Year ended December 31,
                                              1999 vs. 1998                               1998 vs. 1997
                                      ---------------------------                 --------------------------
                                       Increase (decrease) due to                 Increase (decrease) due to
                                      ---------------------------                 --------------------------
                                      Volume      Rate      Other      Total      Volume     Rate      Other      Total
                                      ------      ----      -----      -----      ------     ----      -----      -----
                                                                    (Dollars in thousands)

Interest income attributable to:
   Loans receivable (1)               $11,244    $(3,016)     $(822)   $7,406     $3,497     $(569)      $(52)    $2,876
   Investment securities (2)             (397)      (229)        30      (596)       292       (93)        (9)       190
                                       ------     ------       ----     -----      -----      ----        ---      -----
     Total interest income             10,847     (3,245)      (792)    6,810      3,789      (662)       (61)     3,066
                                       ------     ------       ----     -----      -----      ----        ---      -----
Interest expense attributable to:
   Deposits                             1,095     (1,433)       (81)     (419)       786      (141)        (6)       639
   FHLB advances                        5,859       (183)      (202)    5,474      1,613      (126)       (52)     1,435
                                       ------     ------       ----     -----      -----      ----        ---      -----
     Total interest expense             6,954     (1,616)      (283)    5,055      2,399      (267)       (58)     2,074
                                       ------     ------       ----     -----      -----      ----        ---      -----
Increase (decrease) in net interest
   income                             $ 3,893    $(1,629)     $(509)   $1,755     $1,390     $(395)      $ (3)    $  992
                                       ======     ======       ====     =====      =====      ====        ===      =====

--------------------------

(1)      Includes mortgage-backed  securities.
(2)      Includes interest-bearing deposits and other.

Competition

         The Banks compete for deposits with other savings associations, savings banks, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, the Banks compete with other savings banks, savings associations, commercial banks, consumer finance companies, credit unions and other lenders. The Banks compete for loan originations primarily through the interest rates and loan fees they charge and through the efficiency and quality of the services they provide to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

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

     At December 31, 1999, Cambridge Savings and Marietta Savings each had a direct investment in the capital stock of CMC in the amount of approximately $950,000. The principal business of CMC is originating first mortgage loans on residential real estate located primarily in Coshocton, Muskingum, Stark and Tuscarawas Counties, Ohio. Loans originated by CMC are generally sold to Cambridge Savings. CMC originated $129.8 million of mortgage loans in 1999, $122.6 million of which were sold to Cambridge Savings and $7.2 million of which were sold to Marietta Savings, compared to $144.0 million of mortgage loans in 1998, $137.8 million of which were sold to Cambridge Savings.

         Marietta Savings had a direct investment in the capital stock of WestMar in the amount of approximately $420,000 at December 31, 1999. The principal business of WestMar is originating first mortgage loans on residential real estate located in Wood County, West Virginia. WestMar originated $11.1 million of mortgage loans in 1999, $9.5 million of which were sold to Marietta Savings, compared to $18.8 million of mortgage loans in 1998, $17.5 million of which were sold to Marietta Savings.

         First S&L Corporation had not conducted any business during the year ended December 31, 1999, and was capitalized on a nominal basis at December 31, 1999.

Employees

         As of December 31, 1999, Camco had 234 full-time employees and 32 part-time employees. Camco believes that relations with its employees are good. Camco offers health and disability benefits and a 401(k) salary savings plan. None of the employees of Camco are represented by a collective bargaining unit.

Year 2000 considerations

         As computer systems rolled to the year 2000, Camco found no material data processing issues, suffered no loss of business or data with its own systems or those employed through critical third party vendors and though prepared, no adverse effect on its liquidity position. Camco continues to remain vigilant with potential Y2K programming issues and is maintaining its Y2K task force for at least the remainder of the year 2000 to monitor potential Y2K issues as they arise.

         While management believes it has addressed all issues related to Y2K, because of unknown external risks associated with this issue, Camco cannot quantify the consequences and uncertainty involved beyond those already identified. However, management believes such remaining external risks will not have a material adverse effect on the Camco's financial condition or results of operations.


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

         On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act repealed prior laws which had generally prevented banks from affiliating with securities and insurance firms and made other significant changes in the financial services in which various types of financial institutions may engage.

         Prior to the GLB Act, unitary savings and loan holding companies which met certain requirements were the only financial institution holding companies that were permitted to engage in any type of business activity, whether or not the activity was a financial service. The GLB Act continues those broad powers for unitary thrift holding companies in existence on May 4, 1999. Any thrift holding company formed after May 4, 1999, however, will be subject to the same restrictions as multiple thrift holding companies, which generally are limited to activities that are considered incidental to banking.

         The GLB authorizes a new "financial holding company," which can own banks and thrifts and which are also permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities, as long as the depository institutions it owns are well capitalized, well managed and meet certain other tests.

         The GLB Act is not expected to have a material effect on the activities in which Camco and the Banks currently engage, except to the extent that competition from other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

Ohio Regulation

         As savings banks incorporated under Ohio law, Cambridge Savings and Marietta Savings are subject to regulation by the Division. Such regulation affects the internal organization of Cambridge Savings and Marietta Savings, as well as their savings, mortgage lending and other investment activities. Ohio law requires that Cambridge Savings and Marietta Savings each maintain at least 60% of their assets in housing-related and other specified investments. At December 31, 1999, Cambridge Savings and Marietta Savings had at least 60% of their respective assets in such investments. The ability of Ohio savings banks to engage in certain state-authorized investments is subject to oversight and approval by the FDIC. See "Federal Regulation - State Chartered Bank Activities."

         Ohio law generally limits the aggregate amount that a savings bank can lend to one borrower to an amount equal to 15% of the institution's unimpaired capital and surplus. Based on such limit, Cambridge Savings and Marietta Savings were able to lend approximately $3.1 million and $2.0 million, respectively, to one borrower at December 31, 1999. A savings bank may lend to one borrower an additional amount not to exceed 10% of the institution's unimpaired capital and surplus, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral."

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

         Liquidity. OTS regulations require that each of First Federal and First Savings maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations). During fiscal 1998, certain maturity requirements were removed, which, for First Federal and First Savings, resulted in a greater eligible liquidity amount and percentage at December 31, 1999, than at prior year ends. At December 31, 1999, such minimum requirement was an amount equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less computed as of the end of the prior quarter or based on the average daily balance during the prior quarter. Monetary penalties may be imposed upon associations failing to meet liquidity requirements. The liquidity requirement of First Federal and First Savings was approximately $3.7 million, or 4%, and $3.6 million, or 4%, respectively. First Federal and First Savings' December 1999, monthly average exceeded the liquidity requirement by approximately $7.1 million and $649,000, respectively.

         Cambridge Savings and Marietta Savings are not required to maintain a specific level of liquidity; however, the FDIC expects them to maintain adequate liquidity to protect safety and soundness.

Qualified Thrift Lender Trust

         Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet either one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions and the savings association will not be eligible for new FHLB advances.

         Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the ability of associations, including First Federal and First Savings, to make capital distributions. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

         An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association's retained net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice of the proposed capital distribution with the OTS. First Federal and First Savings paid dividends to Camco totaling $3.4 million during 1999.

         Lending Limits. OTS regulations generally limit the aggregate amount that First Federal and First Savings can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's unimpaired capital and surplus, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered

"readily marketable collateral." Certain types of loans are not subject to these limits. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying these limits, the regulations require that loans to certain related borrowers be aggregated. At December 31, 1999, First Federal and First Savings were in compliance with these lending limits. See "Lending Activities - Federal Lending Limit."

         Regulatory Capital Requirements. The Banks are required by applicable law and regulations to meet certain minimum capital requirements. The capital standards include a leverage limit, or core capital requirement, a tangible capital requirement applicable to First Federal and First Savings, and a risk-based capital requirement.

         For First Federal and First Savings, the leverage limit requires "core capital" of at least 4% of total assets. "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations and certain purchased mortgage servicing rights.

         The tangible capital requirement provides that First Federal and First Savings must maintain "tangible capital" of not less than 1.5% of its adjusted total assets. "Tangible capital" is defined as core capital minus any "intangible assets."

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

         The following tables present certain information regarding compliance by the Banks with applicable regulatory capital requirements at December 31, 1999:

                                                                   At December 31, 1999
                                 ----------------------------------------------------------------------------------------
                                                                                                 To be "well-capitalized"
                                                                      For capital                 under prompt corrective
                                           Actual                  adequacy purposes                 action provisions
                                  ----------------------          ---------------------          ------------------------
                                  Amount           Ratio          Amount          Ratio          Amount             Ratio
                                  ------           -----          ------          -----          ------             -----
                                                                   (Dollars in thousands)
Cambridge Savings
Total capital
  (to risk-weighted
   assets)                          $20,556         12.2%          =$13,459       =8.0%          =$16,823          =10.0%
Tier I capital
  (to risk-weighted
  assets)                           $19,906         11.8%          =$ 6,729       =4.0%          =$10,094          = 6.0%
Tier I leverage                     $19,906          6.4%          =$12,435       =4.0%          =$15,544          = 5.0%

Marietta Savings
Total capital
  (to risk-weighted
   assets)                          $13,595         12.4%          =$ 8,758       =8.0%          =$10,948          =10.0%
Tier I capital
  (to risk-weighted
  assets)                           $13,034         11.9%          =$ 4,379       =4.0%          =$ 6,569          = 6.0%
Tier I leverage                     $13,034          7.5%          =$ 6,929       =4.0%          =$ 8,662          = 5.0%

First Federal
Tangible capital                    $11,651          6.2%          =$ 2,833       =1.5%          =$ 9,444          = 5.0%
Core capital                        $11,651          6.2%          =$ 7,556       =4.0%          =$11,333          = 6.0%
Risk-based capital                  $12,094         11.2%          =$ 8,679       =8.0%          =$10,849          =10.0%

First Savings
Tangible capital                    $11,105          8.3%          =$ 2,016       =1.5%          =$ 6,720         =  5.0%
Core capital                        $11,105          8.3%          =$ 5,376       =4.0%          =$ 8,064         =  6.0%
Risk-based capital                  $11,314         14.5%          =$ 6,266       =8.0%          =$ 7,832          =10.0%


         The OTS has adopted an interest rate risk component to the risk-based capital requirement. Pursuant to that requirement, a savings association must measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio, as determined under the methodology established by the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of that excess exposure from its total capital when determining its level of risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio of greater than 12% will not be subject to this requirement. First Federal and First Savings currently qualifies for such exception.

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

         The FDIC has an outstanding proposal to add a market risk component to the capital requirements of Non-member Banks. Such component would require additional capital for general or specific market risk of trading portfolios of debt and equity securities and other investments or assets. The policy will apply to an institution with less than $5 billion in assets only if its trading portfolio constitutes at least 10% of the institution's assets. Cambridge Savings and Marietta Savings cannot predict in what form this market risk component will be adopted, if at all. At December 31, 1999, Cambridge Savings and Marietta Savings did not have a trading portfolio. The FDIC may also require additional capital to address concentrations of credit and non-traditional activities on a case-by-case basis.

         The OTS and FDIC have adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations and Non-member Banks. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the applicable agency has less flexibility in determining how to resolve the problems of the institution. In addition, the agency generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the applicable agency within 45 days after it becomes undercapitalized. Such
institution   will  be  subject  to  increased   monitoring   and  asset  growth
restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Each of the Banks' capital levels at December 31, 1999, met the standards for well-capitalized institutions.

         Federal law prohibits a financial institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized. In addition, each company controlling an undercapitalized institution must guarantee that the institution will comply with its capital restoration plan until the institution has been adequately capitalized on average during each of the four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the institution's total assets at the time it became undercapitalized or (b) the amount necessary to bring the institution into compliance with all capital standards applicable to such institution at the time the institution fails to comply with its capital restoration plan.

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

Transactions with Affiliates and Insiders

         Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. The Banks were in compliance with such restrictions at December 31, 1999.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate is any company or entity which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of a savings association and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or the subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. In addition to limits in Sections 23A and 23B, First Federal and First Savings may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate, except shares of a subsidiary. Exemptions from Sections 23A or 23B of the FRA may be granted only by the FRB. The Banks were in compliance with these requirements at December 31, 1999.

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

Federal Reserve Requirements

         FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $44.3 million (subject to an exemption of up to $5.0 million), and of 10% of net transaction accounts in excess of $44.3 million. At December 31, 1999, each of the Banks was in compliance with its reserve requirements.

Federal Home Loan Bank System

         The FHLBs provide credit to their members in the form of advances. As members of the FHLB of Cincinnati, the Banks are each required to maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of their residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of their advances from the FHLB of Cincinnati. Camco is in compliance with this requirement with an aggregate investment by the Banks in FHLB of Cincinnati stock of $14.6 million at December 31, 1999.

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

Federal Taxation

         Camco and its subsidiaries are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, Camco and its subsidiaries may be subject to the alternative minimum tax which is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemptions. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

         Camco's average gross receipts for the three tax years ending on December 31, 1999, is approximately $51.1 million and as a result, Camco does not qualify as a small corporation exempt from the alternative minimum tax.

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

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of
(a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property. Camco has provided deferred taxes of approximately $635,000 and began to amortize the recapture of the bad debt reserve over a six year period, which commenced in 1998.

         The balance of the pre-1988  reserves is subject to the  provisions  of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by any of the Banks to Camco is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Camco for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1999, the pre-1988 reserves for the Banks for tax purposes totaled approximately $1.9 million. Camco believes the Banks had approximately $36.5 million of accumulated earnings and profits for tax purposes as of December 31, 1999, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether the Banks will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Camco have been audited or closed without audit through calendar year 1995. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Camco.

         Ohio Taxation. Camco and Camco Title are subject to the Ohio corporation franchise tax, which, as applied to them, is a tax measured by both net earnings and net worth. For tax years beginning after December 31, 1999, the rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or
(ii) .400% times taxable net worth.

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

         West Virginia Taxation. Marietta Savings, First Savings, Camco Title and WestMar are subject to a West Virginia tax on apportioned adjusted net income and a West Virginia franchise tax on apportioned adjusted capital. The adjusted net income of each is taxed at a rate of 9.08%. The franchise tax rate is 0.75% of adjusted capital. The apportionment is based solely on the ratio of gross receipts derived from West Virginia as compared to gross receipts everywhere.

Item 2.           Properties.

         The following table provides the location of, and certain other information pertaining to, Camco's office premises as of December 31, 1999:

                                              Year facility               Leased
                                                commenced                   or                   Net book
Office Location                                 operations                owned                   value (1)
---------------                                 ----------                ------                  ------
First Federal

134 E. Court Street
Washington Court House, Ohio                      1963                     Owned                $627,089

45 West Second Street
Chillicoth, Ohio                                  1994                     Leased (2)

200 N. Court Street
Circleville, Ohio                                 1993                     Leased (3)

135 North South Street
Wilmington, Ohio                                  1992                     Owned                $ 80,534

1050 Washington Ave.
Washington Court House, Ohio                      1996                     Owned                $562,208

1 N. Plum Street (4)
Germantown, Ohio                                  1998                     Owned                $522,188

687 West Main Street
New Lebanon, Ohio                                 1998                     Owned                $ 83,126

218 W. Olentangy Street
Powell, Ohio                                      1998                     Leased (5)

1392 Cherry Bottom Rd.
Gahanna, Ohio                                     1999                     Leased (6)

Camco Title
-----------
290 1/2Front St.
Marietta, Ohio                                    1996                     Leased (7)

126 S. 9th Street
Cambridge, Ohio                                   1998                     Owned                $103,888



                                              Year facility               Leased
                                                commenced                   or                   Net book
Office Location                                 operations                owned                   value (1)
---------------                                 ----------                ------                  ------

Marietta Savings
----------------

226 Third Street
Marietta, Ohio                                     1976                    Owned                 $583,919

1925 Washington Boulevard
Belpre, Ohio                                       1979                    Owned                 $143,000

478 Pike Street                                                                                  $663,876
Marietta, Ohio                                     1998                    Leased (8)


Cambridge Savings
----------------

814 Wheeling Avenue (9)
Cambridge, Ohio                                    1963                    Owned                 $705,000

327 E. 3rd Street
Uhrichsville, Ohio                                 1975                    Owned                 $ 48,000

175 N. 11th Street
Cambridge, Ohio                                    1981                    Owned                 $393,000

209 Seneca Avenue
Byesville, Ohio                                    1978                    Leased (10)


First Savings
-------------
1640 Carter Avenue
Ashland, Kentucky                                  1961                    Owned                 $805,125

U.S. 60 - Summit
Ashland, Kentucky                                  1992                    Owned                 $697,188

Greenup Mall
Russell, Kentucky                                  1980                    Owned                 $ 98,660

191 Eastern Heights
Shopping Center
Huntington, West Virginia                          1997                    Leased 911)           $ 88,660



                                              Year facility               Leased
                                                commenced                   or                   Net book
Office Location                                 operations                owned                   value (1)
---------------                                 ----------                ------                  ------


CFC
---

6901 Glenn Highway
Cambridge, Ohio                                     1999                   Owned               $1,225,776

CMC (12)
---

1320 4th Street, N.W. (13)
New Philadelphia, Ohio                              1985                   Owned               $  223,000

6269 Frank Road N.W.
N. Canton, Ohio                                     1992                   Leased (14)

2359 Maple Avenue
Zanesville, Ohio                                    1993                   Leased (15)


WestMar
-------

510 Grand Central Avenue
Vienna, West Virginia                               1991                   Leased (16)


--------------------------

(1)  Net book value amounts are for land, buildings and improvements.

(2)  The lease expires in September 2004.

(3)  The lease is currently on a month-to-month basis.

(4) The Plum Street facility also serves as the Camco Title - Germantown office.

(5)  The lease expires in 2006.

(6) The lease expires in 2004 and First Federal has the option to renew for a five- year term.

(7)  The lease expires in May 2000.

(8) The lease expires in 2017. Marietta Savings has the option to renew for 2 five-year terms. The lease is for land.

(9) The Wheeling Avenue facility also serves as the Camco Title - Cambridge office.

(10) The lease expires in 2000. Cambridge Savings has the option to renew the lease for three five-year terms.

(11) The lease expires in April 2000. First Savings has the option to renew for one additional year.

(12) CMC also has an origination location at the ReMax office located in Dover.

(13) The 4th Street facility also serves as the Camco Title - New Philadelphia office.

(14) The lease is currently a three year lease with an option to renew for a two-year term. This facility also serves Camco Title - Canton office.

(15) The lease is currently on a month-to-month basis.

(16) The lease is currently on a month-to-month basis.


         Camco also owns furniture, fixtures and equipment. The net book value of Camco's investment in office premises and equipment totaled $11.7 million at December 31, 1999. See Note E of Notes to Consolidated Financial Statements for additional information.

Item 3.        Legal Proceedings.

         Neither Camco nor any of the Banks is presently engaged in any legal proceedings of a material nature. From time to time, Camco is involved in legal proceedings to enforce its security interest in collateral taken as security for its loans.

Item 4.        Submission of Matters to a Vote of Security Holders.

         Camco held a Special Meeting of Stockholders on December 15, 1999 (the "Special Meeting"). At the Special Meeting stockholders voted upon a proposed amendment to Camco's Certificate of Incorporation to increase the authorized number of shares of stock from 9,000,000 to 15,000,000, of which 14,900,000 shares were to be common stock, $1.00 par value per share, and 100,000 shares were to be preferred stock, $1.00 par value per share. The stockholders cast votes on this proposal as follows:

    4,514,729.23 FOR     114,136 AGAINST    0 WITHHELD        11,940 ABSTAIN
    ------------         -------            -                 ------

         At the Special Meeting, the stockholders also voted upon the adoption of the Agreement of Merger and Plan of Reorganization, dated August 6, 1999, by and among Camco, Westwood Homestead Financial Corporation and The Westwood Homestead Savings Bank, providing for the merger of Westwood Homestead Financial Corporation with and into Camco. The stockholders cast their votes as follows:

    3,612,175.23 FOR      87,299 AGAINST   0 WITHHELD         23,008 ABSTAIN
    ------------          ------           -                  ------

                                     PART II

Item 5.        Market for Registrant's Common Stock and Related Security Holder
               Matters.

         At  December  31,  1999,  Camco had  5,710,422  shares of common  stock outstanding  and  held  of  record  by  approximately  962  stockholders.  Price information with respect to Camco's common stock is quoted on the Nasdaq National Market ("Nasdaq") under the symbol "CAFI." The table below sets forth the high and low bid information for the common stock of Camco, together with the respective dividends declared per share of common stock, for each quarter of 1997, 1998 and 1999. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                                                                               Cash
                                                                                                             dividends
         Year ended December 31, 1997 (1)                    High                      Low                   declared
         ----------------------------                       ------                   ------                 ----------
         First Quarter                                      $11.31                  $  8.90                   $0.1211
         Second Quarter                                      11.31                    10.55                    0.1332
         Third Quarter                                       14.41                    11.01                    0.0826
         Fourth Quarter                                      17.10                    14.09                    0.1406

                                                                                                               Cash
                                                                                                             dividends
         Year ended December 31, 1998  (1)                   High                      Low                   declared
         ----------------------------                       ------                   ------                 ----------

         First Quarter                                      $17.50                    $15.84                  $0.0889
         Second Quarter                                      19.64                     17.41                   0.0921
         Third Quarter                                       18.45                     14.85                   0.0976
         Fourth Quarter                                      15.68                     13.66                   0.1024

                                                                                                               Cash
                                                                                                             dividends
         Year ended December 31, 1999 (1)                    High                      Low                   declared
         ----------------------------                       ------                   ------                 ----------

         First Quarter                                      $14.88                    $13.10                  $0.1071
         Second Quarter                                      13.33                     12.14                   0.1143
         Third Quarter                                       13.50                     10.31                   0.1200
         Fourth Quarter                                      12.38                      9.56                   0.1200


----------------------------

(1) Amounts have been restated to give effect to the merger with GF Bancorp, Inc., and to the three-for-two stock split during 1998, and to the 5% stock dividends in 1997 and 1999.

Item 6.         Selected Consolidated Financial Data.

         The following tables set forth certain information concerning the consolidated financial position and results of operations of Camco at the dates indicated. This selected financial data should be read in conjunction with the consolidated financial statements appearing elsewhere in this document.


Consolidated statements of                                                             At December 31,
financial condition: (1)                                       -------------------------------------------------------------
                                                                 1999         1998          1997         1996         1995
                                                               --------      --------     --------    --------      --------
                                                                                      (In thousands)
Total amount of:
     Assets                                                    $813,482      $637,135     $570,170      $517,488     $394,892
     Interest-bearing deposits in other financial
       institutions                                                 247        22,609       10,473       10,875         5,772
     Investment securities available for sale - at market           273         1,292        3,572        7,177         8,634
     Investment securities held to maturity - at cost            16,864        10,962       17,489       21,844        19,283
     Mortgage-backed securities available for sale - at
       market                                                     6,475         3,476        8,447       10,148        11,954
     Mortgage-backed securities held to maturity - at
       cost                                                       5,944         5,019        8,207       10,700         5,002
     Loans receivable - net (2)                                 726,225       548,669      481,501      420,818       321,005
     Deposits                                                   461,787       443,227      422,368      398,161       326,996
     FHLB advances and other borrowings                         279,125       125,483       82,319       58,354        27,078
     Stockholders' equity - substantially restricted             62,609        60,139       55,331       51,391        34,029


---------------------------

(1) The information as of and for the years ended December 31, 1995 through 1997, inclusive, has previously been restated to reflect the effects of the Germantown Merger, which was completed in January 1998.
(2)      Includes loans held for sale.


Consolidated statements of earnings: (1)                                             Year ended December 31,
                                                               -------------------------------------------------------------
                                                                 1999         1998          1997         1996         1995
                                                               --------      --------     --------    --------      --------
                                                                           (In thousands, except per share data)
Total interest income                                           $51,093      $44,283      $41,217       $32,812       $28,833
Total interest expense                                           29,907       24,852       22,778        17,811        16,022
                                                                 ------       ------       ------        ------        ------
Net interest income                                              21,186       19,431       18,439        15,001        12,811
Provision for losses on loans                                       247          250          385           141           143
                                                                 ------       ------       ------        ------        ------
Net interest income after provision for loan losses              20,939       19,181       18,054        14,860        12,668
Other income                                                      5,190        7,552        3,945         3,700         3,418
General, administrative and other expense                        17,113       16,319       13,733        13,762        10,046
                                                                 ------       ------       ------        ------        ------
Earnings before federal income taxes                              9,016       10,414        8,266         4,798         6,040
Federal income taxes                                              3,076        3,410        2,922         1,588         2,064
                                                                 ------       ------       ------        ------        ------
Net earnings                                                    $ 5,940      $ 7,004      $ 5,344       $ 3,210       $ 3,976
                                                                 ======       ======       ======        ======        ======

Earnings per share: (2)
   Basic                                                          $1.04        $1.22        $0.93         $0.71         $0.97
                                                                   ====         ====         ====          ====          ====
   Diluted                                                        $1.02        $1.19        $0.91         $0.70         $0.97
                                                                   ====         ====         ====          ====          ====


Selected financial ratios:                                                 At or for the year ended December 31,
                                                               -------------------------------------------------------------
                                                                 1999         1998          1997         1996         1995
                                                               --------      --------     --------    --------      --------
Return on average assets (3)                                      0.82%        1.16%         .98%         .70%          1.04%
Return on average equity (3)                                      9.68        12.13        10.01         7.52          12.25
Average equity to average assets (3)                              8.46         9.56         9.81         9.36           8.47
Dividend payout ratio (4)                                        44.37        31.23        51.34        56.47          34.67


--------------------------

(1) The information as of and for the years ended December 31, 1995 through 1997, inclusive, has previously been restated to reflect the effects of the Germantown Merger, which was completed in January 1998.

(2) Earnings per share has been adjusted to give effect to the Germantown Merger and a three-for-two stock split which were effected during 1998, and the 5% stock dividends which were effected during 1999, 1997, 1996 and 1995.

(3) Ratios are based upon the mathematical average of the balances at the beginning and the end of the year.

(4)  Represents dividends per share divided by basic earnings per share.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Since its incorporation in 1970, Camco has evolved into a full-service provider of financial products to the communities served by its Banks. Utilizing a common marketing theme based on Camco's commitment to personalized customer service, Camco and its affiliates have grown from $22.4 million of consolidated assets in 1970 to $813.5 million of consolidated assets at December 31, 1999. Camco's rate of growth is largely attributable to its acquisitions of Marietta Savings, First Federal, First Savings and GF Bancorp and its continued expansion of product lines from the limited deposit and loan offerings which the Banks could offer in the heavily regulated environment of the 1970s to the wider array of financial service products that commercial banks traditionally offered. Additionally, Camco has enhanced its operational growth by integrating its residential lending function through establishing mortgage banking operations in the Banks' primary market areas and, to a lesser extent, by chartering a title insurance agency.

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

Discussion of Financial Condition Changes from December 31, 1998 to December 31, 1999

         At December 31, 1999, Camco's consolidated assets totaled $813.5 million, an increase of $176.3 million, or 27.7%, over the December 31, 1998 total. The growth in assets was primarily funded by an increase of $153.6 million in advances from the FHLB, deposit growth of $18.6 million and an increase in stockholders' equity of $2.5 million.

         Cash and interest-bearing deposits in other financial institutions totaled $17.0 million at December 31, 1999, a decrease of $18.9 million, or 52.7%, from December 31, 1998 levels. The decrease reflects the use of available funds to help finance the adjustable rate loan growth in the portfolio and the purchase of investment and mortgage-backed securities throughout 1999.

         Investment securities totaled $17.1 million at December 31, 1999, an increase of $4.9 million, or 39.8%, over the total at December 31, 1998. During 1999, investment securities totaling $10.9 million were purchased, while maturities amounted to $6.0 million. Mortgage-backed securities totaled $12.4 million at December 31, 1999, an increase of $3.9 million, or 46.2%, over December 31, 1998, due primarily to purchases totaling $7.1 million and principal repayments totaling $2.8 million during the period.

         Loans receivable and loans held for sale totaled $726.2 million at December 31, 1999, an increase of $177.6 million, or 32.4%, over the total at December 31, 1998. The increase was primarily attributable to loan disbursements of $449.6 million, which were partially offset by principal repayments of $174.0 million and loan sales of $96.9 million. Loan origination volume during 1999 was less than the record 1998 volume by $13.8 million, or 3.0%, while the volume of loan sales decreased by $109.0 million year to year. The decrease in loan volume was primarily attributable to a decrease in refinancing activity due to the increase in interest rates during the year. The decrease in sales volume resulted from a shift in consumer preference to adjustable rate loans resulting from the overall increase in interest rates in the economy.

         Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $4.0 million and $4.3 million at December 31, 1999 and 1998, respectively, constituting .55% and .78% of total net loans, including loans held for sale at those dates. The consolidated allowance for loan losses totaled $1.9 million and $1.8 million at December 31, 1999 and 1998, respectively, representing 46.9% and 41.5% of nonperforming loans at those dates. The provision for losses on loans for the year ended December 31, 1999, was primarily attributable to the aforementioned growth in the loan portfolio during 1999. Although management believes that its allowance for loan losses at December 31, 1999, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

         Deposits totaled $461.8 million at December 31, 1999, an increase of $18.6 million, or 4.2%, over December 31, 1998 levels. The increase resulted primarily from management's continuing efforts to achieve a moderate rate of growth through advertising and pricing strategies. Advances from the FHLB increased by $153.6 million, or 122.4%, to a total of $279.1 million at December 31, 1999. The proceeds from deposit growth and FHLB advances were primarily used to fund both new loan originations and the purchase of investments and mortgage-backed securities during 1999.

         The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At December 31, 1999, each of the Banks' regulatory capital exceeded all regulatory capital requirements.

Comparison of Results of Operations for the Years Ended December 31, 1999 and December 31, 1998

         General. Camco's net earnings for the year ended December 31, 1999, totaled $5.9 million, a decrease of $1.1 million, or 15.2%, from the $7.0 million of net earnings reported in 1998. While net interest income increased by $1.8 million, the overall decrease in earnings was primarily attributable to a decrease in other income of $2.4 million and an increase in general, administrative and other expense of $794,000, which were partially offset by a decrease in the provision for federal income taxes of $334,000 and a decrease in the provision for losses on loans of $3,000.

         Net Interest Income. Total interest income for the year ended December 31, 1999, amounted to $51.1 million, an increase of $6.8 million, or 15.4%, over 1998, generally reflecting the effects of the $132.7 million, or 23.8%, of growth in average interest-earning assets outstanding year to year, partially offset by a decrease of 53 basis points in the average yield, from 7.93% in 1998 to 7.40% in 1999.

         Interest income on loans and mortgage-backed securities totaled $48.7 million for the year ended December 31, 1999, an increase of $7.4 million, or 18.0%, over the comparable 1998 period, which was partially offset by a decrease in the average yield from 8.10% in 1998 to 7.51% in 1999. The increase resulted primarily from a $139.0 million, or 27.3%, growth in the average balance outstanding year to year. Interest income on investments and interest-bearing deposits decreased by $596,000, or 19.7%, due to a decrease in the average outstanding balances of $6.3 million, or 13.1%.

         Interest expense on deposits decreased by $419,000, or 2.1%, to a total of $19.1 million for the year ended December 31, 1999, due primarily to a decline in the average cost of deposits of 33 basis points to 4.22%, which was partially offset by an increase in the average balance of deposits outstanding of $24.0 million, or 5.6%. Interest expense on borrowings totaled $10.8 million for the year ended December 31, 1999, an increase of $5.5 million, or 103.0%, over 1998. The increase resulted primarily from a $105.0 million increase in the average balance of borrowings outstanding year to year.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.8 million, or 9.0%, to a total of $21.2 million for the year ended December 31, 1999, compared to 1998. The interest rate spread decreased to approximately 2.82% for the year ended December 31, 1999, from 3.19% for 1998, while the net interest margin decreased to approximately 3.07% in 1999, compared to 3.48% in 1998.

         Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks' market areas, and other factors related to the collectibility of the Banks' loan portfolios. The provision for losses on loans totaled $247,000 for the year ended December 31, 1999, a decrease of $3,000, or 1.2%, from the provision recorded in 1998. The current period provision generally reflects the effects of loan portfolio growth coupled with a decrease of $321,000 in the level of nonperforming loans year to year. In the period subsequent to December 31, 1999, approximately $61,000 of the nonperforming loans have been paid off or paid to current status. Management believes the remaining nonperforming loans are adequately collateralized and anticipates no loss on these loans. While management uses the most current information available in setting loan loss provisions, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

         Other Income. Other income decreased for the year ended December 31, 1999, by $2.4 million, or 31.3%, as compared to 1998. The decrease in other income was primarily attributable to a $2.2 million, or 55.5%, decrease in gains on sale of loans and a decrease of $410,000, or 16.1%, in late charges, rent and other, which were partially offset by $358,000, or 102.9%, increase in loan servicing fees. The decrease in gains on sale of loans primarily reflects a decrease in sales volume year to year. The decrease in late charges, rent and other was primarily attributable to a $171,000 decrease in title service fees at the Corporation's title agency subsidiary, as a result of the decrease in loan origination volume, and a $99,000 decrease in non-operating income.

         General, Administrative and Other Expense. General, administrative and other expense totaled $17.1 million for the year ended December 31, 1999, an increase of $794,000, or 4.9%, compared to 1998. The increase was due primarily to a $628,000, or 8.6%, increase in employee compensation and benefits, a $426,000 or 20.9%, increase in occupancy and equipment, a $180,000, or 27.1%, increase in franchise taxes, a $25,000 or 4.0%, increase in advertising and a $227,000, or 6.0%, increase in other operating costs, which were partially offset by a $664,000, or 44.3%, decrease in data processing expense. The increase in employee compensation and benefits resulted primarily from an increase in staffing levels and normal merit increases year to year. The increase in occupancy and equipment was primarily attributable to an increase in both depreciation expense on office equipment and building maintenance costs. The increase in other operating expenses included an increase of $72,000 in other loan expense reflective of overall loan growth and an increase of $82,000 in ATM processing fees, which were incurred to convert all of Camco's ATM's to a common processor, allowing for potential lower future processing fees due to larger volumes of transactions being processed. The decrease in data processing costs resulted due to the one time prior year expenditures incurred to modernize the Corporation's data processing systems and to address the Year 2000 issue. Advertising, franchise taxes and other operating expenses increased primarily as a result of the Corporation's overall growth year to year.

         Federal Income Taxes. The provision for federal income taxes totaled $3.1 million for the year ended December 31, 1999, a decrease of $334,000, or 9.8%, compared to the provision recorded in 1998. This decrease was primarily attributable to a $1.4 million, or 13.4%, decrease in pre-tax earnings year to year. The effective tax rate amounted to 34.1% and 32.7% for the years ended December 31, 1999 and 1998, respectively. The Corporation's change in effective tax rate year to year was primarily attributable to the Corporation's receipt of nontaxable life insurance proceeds in 1998.

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

         Provision for Losses on Loans. The provision for losses on loans totaled $250,000 for the year ended December 31, 1998, a decrease of $135,000, or 35.1%, from 1997. The current period provision generally reflects the effects of loan portfolio growth coupled with an increase of $2.4 million in the level of nonperforming loans.

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

         General, Administrative and Other Expense. General, administrative and other expense totaled $16.3 million for the year ended December 31, 1998, an increase of $2.6 million, or 18.8% compared to 1997. The increase was due primarily to a $689,000, or 10.4%, increase in employee compensation and benefits, a $357,000, or 21.2%, increase in occupancy and equipment, an $854,000, or 132.4%, increase in data processing, a $101,000, or 19.5%, increase in advertising, a $154,000, or 30.2%, increase in franchise taxes and a $426,000, or 12.8%, increase in other operating costs. The increase in employee compensation and benefits resulted primarily from an increase in staffing levels and normal merit increases year to year. The increase in occupancy and equipment was primarily attributable to an increase in both depreciation expense on office equipment and building maintenance costs. The increase in other operating expenses included $212,000 in costs recorded in 1998 related to the Merger. The increase in data processing costs resulted from replacing and modernizing the Corporation's data processing systems and in addressing the Year 2000 issue. Advertising, franchise taxes and other operating expenses increased primarily as a result of the Corporation's overall growth year to year.

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

         Camco attempts to maintain a stable retail deposit base which does not utilize brokered deposits. During the years ended December 31, 1999 and 1998, Camco maintained its deposit balance goals by offering competitive, but not excessive, interest rates on deposits.

         At December 31, 1999, the Banks had total outstanding loan commitments of $80.2 million, which included outstanding loan origination commitments, outstanding commitments to purchase loans, undisbursed loans in process of $27.6 million, and borrower's unused lines of credit of $23.1 million. Such commitments can be funded from current excess liquidity and normal cash flow from operations.

         Camco's principal source of income on an unconsolidated basis is earnings and dividends from the Banks. The ability of the Banks to pay dividends to Camco is subject to certain regulatory restrictions. Each of the Banks is currently able to pay dividends to Camco to the fullest extent permitted by federal regulations.

Year 2000 Issue

         Upon arrival of January 1, 2000, Camco found no material data processing issues, suffered no loss of business or data with its own systems or those employed through critical third party vendors and though prepared, no adverse effect on its liquidity position. Camco continues to remain vigilant with potential Y2K programming issues and is maintaining its Y2K task force for at least the remainder of the year 2000 to monitor potential Y2K issues as they arise.

         While management believes it has addressed all issues related to Y2K, because of unknown external risks associated with this issue, Camco cannot quantify the consequences and uncertainty involved beyond those already identified. However, management believes such remaining external risks will not have a material adverse effect on the Camco's financial condition or results of operations.

Effect of Recent Accounting Pronouncements

         In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

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

         SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on Camco's financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Net interest income, the difference between asset yields and the cost of interest-bearing liabilities, is the principal component of Camco's net earnings. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rate levels. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap", provides an indication of the extent to which a financial institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets repricing during a specified interval. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income, while a positive gap within shorter maturities would have the opposite effect.

         In recognition of the foregoing factors, the Board of Directors of each of the Banks has implemented an asset and liability management strategy directed toward improving each Bank's interest rate sensitivity. The principal common elements of such strategies include (1) meeting the consumer preference for fixed-rate loans over the past several years by selling such loans in the secondary market, (2) originating adjustable-rate mortgage loans ("ARMs") as demand increases coincident with the overall rise in interest rates in the economy, (3) maintaining higher levels of liquid assets, such as cash, short-term interest bearing deposits and short-term investment securities as a hedge against rising interest rates in a lower interest rate environment, and
(4) utilizing FHLB advances and longer term certificates of deposit as funding sources when available.

         The following table contains information regarding the amounts of various categories of assets and liabilities repricing within the periods indicated:

                                                                                  December 31, 1999
                                                          -------------------------------------------------------------
                                                           Within 1 year        1-5 years      Over 5 years       Total
                                                          ---------------     ------------    --------------      -----
                                                                                  (In thousands)
Interest-earning assets: (1)
     Interest-bearing deposits in other banks                  $     247        $     -         $    -           $    247
     Investment securities (2)                                     2,352           14,332            180           16,864
     Mortgage-backed securities                                    3,647              333          8,439           12,419
     Loans receivable (3)                                        175,741          300,898        276,923          753,562
                                                                --------         --------        -------          -------
       Total                                                     181,987          315,563        285,542          783,092
                                                                --------         --------        -------          -------
Interest-bearing liabilities: (1)
     Deposits                                                    362,572           94,251          4,964          461,787
     FHLB advances                                               156,368           81,459         41,298          279,125
                                                                --------         --------        -------          -------
       Total                                                     518,940          175,710         46,262          740,912
                                                                --------         --------        -------          -------
Excess (deficiency) of interest sensitive assets over
  interest sensitive liabilities                               $(336,953)       $ 139,853       $239,280         $ 42,180
                                                                ========         ========        =======          =======

Cumulative excess (deficiency) of interest sensitive
  assets over interest sensitive liabilities                   $(336,953)       $(197,100)      $ 42,180         $ 42,180
                                                                ========         ========        =======          =======

Cumulative interest rate sensitivity gap to total assets
                                                                  (41.42)%         (24.23)%         5.19%            5.19%

---------------------------

(1) Interest-earning assets and interest-bearing liabilities are shown as repricing based on contractual terms to repricing, without consideration of loan prepayments or deposit decay assumptions.
(2)  Does not include corporate equity securities or FHLB stock.
(3) Represents loans receivable totals before consideration of net items and excluding loans held for sale.

Item 8.        Financial Statements and Supplementary Data.

               Report of Independent Certified Public Accountants


Board of Directors
Camco Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Camco Financial Corporation as of December 31, 1999 and 1998, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camco Financial Corporation as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



/s/GRANT THORNTON LLP


Cincinnati, Ohio
February 18, 2000

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                  December 31,
                        (In thousands, except share data)

         ASSETS                                                                                  1999              1998
Cash and due from banks                                                                      $ 16,707          $ 13,206
Interest-bearing deposits in other financial institutions                                         247            22,609
                                                                                              -------           -------
         Cash and cash equivalents                                                             16,954            35,815

Investment securities available for sale - at market                                              273             1,292
Investment securities held to maturity - at cost, approximate market
  value of $16,452 and $10,998 as of December 31, 1999 and 1998                                16,864            10,962
Mortgage-backed securities available for sale - at market                                       6,475             3,476
Mortgage-backed securities held to maturity - at cost, approximate market
  value of $5,818 and $5,102 as of December 31, 1999 and 1998                                   5,944             5,019
Loans held for sale - at lower of cost or market                                                3,183            10,119
Loans receivable - net                                                                        723,042           538,550
Office premises and equipment - net                                                            11,706            10,598
Real estate acquired through foreclosure                                                          419               217
Federal Home Loan Bank stock - at cost                                                         14,605             8,250
Accrued interest receivable on loans                                                            3,890             3,576
Accrued interest receivable on mortgage-backed securities                                          78                61
Accrued interest receivable on investment securities and interest-bearing deposits                252               229
Prepaid expenses and other assets                                                                 888               408
Cash surrender value of life insurance                                                          5,657             5,161
Goodwill - net of accumulated amortization                                                      3,252             3,402
                                                                                              -------           -------

         Total assets                                                                        $813,482          $637,135
                                                                                              =======           =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                     $461,787          $443,227
Advances from the Federal Home Loan Bank                                                      279,125           125,483
Advances by borrowers for taxes and insurance                                                   3,360             2,478
Accounts payable and accrued liabilities                                                        3,006             2,679
Dividends payable                                                                                 832               589
Accrued federal income taxes                                                                      133               354
Deferred federal income taxes                                                                   2,630             2,186
                                                                                              -------           -------
         Total liabilities                                                                    750,873           576,996

Commitments                                                                                        -                 -

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares; no shares outstanding                 -                 -
  Common stock - $1 par value; authorized, 14,900,000 shares, 5,752,310 and
    5,480,331 shares  issued at December 31, 1999 and 1998, respectively                        5,752             5,480
  Additional paid-in capital                                                                   30,351            27,053
  Retained earnings - substantially restricted                                                 27,205            27,628
  Accumulated comprehensive income - unrealized gains (losses)
    on securities designated as available for sale, net of related tax effects                   (124)               96
  Less 41,888 and 6,388 shares of treasury stock - at cost                                       (575)             (118)
                                                                                              -------           -------
         Total stockholders' equity                                                            62,609            60,139
                                                                                              -------           -------

         Total liabilities and stockholders' equity                                          $813,482          $637,135
                                                                                              =======           =======






The accompanying notes are an integral part of these statements.

                           Camco Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                         For the year ended December 31,
                        (In thousands, except share data)

                                                                                    1999            1998           1997
Interest income
  Loans                                                                          $47,904         $40,478        $37,060
  Mortgage-backed securities                                                         759             779          1,321
  Investment securities                                                              896           1,037          1,625
  Interest-bearing deposits and other                                              1,534           1,989          1,211
                                                                                  ------          ------         ------
         Total interest income                                                    51,093          44,283         41,217

Interest expense
  Deposits                                                                        19,119          19,538         18,899
  Borrowings                                                                      10,788           5,314          3,879
                                                                                  ------          ------         ------
         Total interest expense                                                   29,907          24,852         22,778
                                                                                  ------          ------         ------

         Net interest income                                                      21,186          19,431         18,439

Provision for losses on loans                                                        247             250            385
                                                                                  ------          ------         ------

         Net interest income after provision for losses on loans                  20,939          19,181         18,054

Other income
  Late charges, rent and other                                                     2,133           2,543          1,380
  Loan servicing fees                                                                706             348            339
  Service charges and other fees on deposits                                         574             667            592
  Gain on sale of loans                                                            1,761           3,955          1,599
  Gain on sale of investment and mortgage-backed securities                        -                  12             -
  Gain on sale of real estate acquired through  foreclosure                           20              68             35
  Loss on sale of premises and equipment                                              (4)            (41)            -
                                                                                  ------          ------         ------
         Total other income                                                        5,190           7,552          3,945

General, administrative and other expense
  Employee compensation and benefits                                               7,926           7,298          6,609
  Occupancy and equipment                                                          2,464           2,038          1,681
  Federal deposit insurance premiums                                                 263             291            287
  Data processing                                                                    835           1,499            645
  Advertising                                                                        645             620            519
  Franchise taxes                                                                    844             664            510
  Amortization of goodwill                                                           150             150            149
  Other operating                                                                  3,986           3,759          3,333
                                                                                  ------          ------         ------
         Total general, administrative and other expense                          17,113          16,319         13,733
                                                                                  ------          ------         ------

         Earnings before federal income taxes                                      9,016          10,414          8,266

Federal income taxes
  Current                                                                          2,518           2,930          2,863
  Deferred                                                                           558             480             59
                                                                                  ------          ------         ------
         Total federal income taxes                                                3,076           3,410          2,922
                                                                                  ------          ------         ------

         NET EARNINGS                                                            $ 5,940         $ 7,004        $ 5,344
                                                                                  ======          ======         ======

         BASIC EARNINGS PER SHARE                                                  $1.04          $1.22           $0.93
                                                                                    ====           ====            ====

         DILUTED EARNINGS PER SHARE                                                $1.02          $1.19           $0.91
                                                                                    ====           ====            ====




The accompanying notes are an integral part of these statements.

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                         For the year ended December 31,
                                 (In thousands)


                                                                                         1999         1998         1997
Net earnings                                                                           $5,940       $7,004       $5,344

Other comprehensive income, net of tax:
  Unrealized  holding  gains  (losses) on securities  during the period,  net of related tax effects of ($113), ($14) and $40 in 1999, 1998
     and 1997, respectively                                                              (220)         (27)          78

  Reclassification adjustment for realized gains included
    in earnings, net of tax benefits of $4 for the year
    ended December 31, 1998                                                               -             (8)         -
                                                                                        -----        -----        -----

Comprehensive income                                                                   $5,720       $6,969       $5,422
                                                                                        =====        =====        =====

Accumulated comprehensive income (loss)                                                $ (124)      $   96       $  131
                                                                                        =====        =====        =====





























The accompanying notes are an integral part of these statements.

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1999, 1998 and 1997
                        (In thousands, except share data)

                                                                                   Unrealized
                                                                                 gains (losses)              Shares
                                                                                 on securities              acquired
                                                          Additional               designated              for stock          Total
                                                  Common     paid-in   Retained   as available   Treasury    benefit   stockholders'
                                                   stock     capital   earnings      for sale      stock      plans          equity
Balance at January 1, 1997                        $3,465     $23,870    $24,260      $  53        $(214)     $ (43)         $51,391

Stock options exercised                              -             1        -         -             -         -                   1
Cash dividends declared - $0.4775 per share          -           -       (1,884)      -             -         -              (1,884)
Stock dividend (5%) including cash in lieu
  of fractional shares                               175       2,893     (3,075)      -             -         -                  (7)
Amortization of stock benefit plans                  -           -          -         -             -           43               43
Proceeds from reissuance of treasury stock           -           151        -         -             214       -                 365
Net earnings                                         -           -        5,344       -             -         -               5,344
Unrealized gains on securities designated as
 available for sale, net of related tax effects      -           -          -          78           -         -                  78
                                                   -----      ------     ------      ----          ----       ---            ------

Balance at December 31, 1997                       3,640      26,915     24,645       131           -         -              55,331

Stock options exercised                               14         138        -         -             (42)      -                 110
Cash dividends declared - $0.3810 per share          -           -       (2,195)      -             -         -              (2,195)
Three-for-two stock split                          1,826         -       (1,826)      -             -         -                 -
Net earnings                                         -           -        7,004       -             -         -               7,004
Purchase of treasury shares                          -           -          -         -             (76)      -                 (76)
Unrealized losses on securities designated as
 available for sale, net of related tax effects      -           -          -         (35)          -         -                 (35)
                                                   -----      ------     ------      ----          ----       ---            ------

Balance at December 31, 1998                       5,480      27,053     27,628        96          (118)      -              60,139

Cash dividends declared - $0.4614 per share          -           -       (2,770)      -             -         -              (2,770)
Stock dividend (5%) including cash in lieu of
 fractional shares                                   272       3,298     (3,593)      -             -         -                 (23)
Net earnings                                         -           -        5,940       -             -         -               5,940
Purchase of treasury shares                          -           -          -         -            (457)      -                (457)
Unrealized losses on securities designated as
 available for sale, net of related tax effects      -           -          -        (220)          -         -                (220)
                                                   -----      ------     ------      ----          ----       ---            ------

Balance at December 31, 1999                      $5,752     $30,351    $27,205     $(124)        $(575)     $-             $62,609
                                                   =====      ======     ======      ====          ====       ===            ======


The accompanying notes are an integral part of these statements.

                           Camco Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the year ended December 31,
                                 (In thousands)
                                                                                      1999              1998           1997
Cash flows from operating activities:
  Net earnings for the year                                                       $  5,940          $  7,004       $  5,344
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of goodwill                                                           150               150            149
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                                  (5)              (25)            61
    Depreciation and amortization                                                      983               849            739
    Amortization of purchase accounting adjustments                                     88               (11)           (39)
    Provision for losses on loans                                                      247               250            385
    Amortization of deferred loan origination fees                                    (361)             (769)          (610)
    Gain on sale of real estate acquired through foreclosure                           (20)              (68)           (35)
    Gain on sale of investments and mortgage-backed securities
      designated as available for sale                                               -                   (12)            -
    Amortization expense of stock benefit plans                                      -                    -              43
    Loss on sale of office premises and equipment                                        4                41             -
    Federal Home Loan Bank stock dividends                                            (754)             (461)          (351)
    Gain on sale of loans                                                             (461)           (1,490)          (619)
    Loans originated for sale in the secondary market                              (89,956)         (211,883)       (80,869)
    Proceeds from sale of mortgage loans in the secondary market                    97,353           207,389         78,284
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                            (314)             (604)          (349)
      Accrued interest receivable on mortgage-backed securities                        (17)               51             17
      Accrued interest receivable on investments                                       (23)              120            150
      Prepaid expenses and other assets                                               (480)              437           (295)
      Accounts payable and other liabilities                                           327              (780)        (1,104)
      Federal income taxes
        Current                                                                       (221)              453            307
        Deferred                                                                       558               480             59
                                                                                   -------           -------        -------
         Net cash provided by operating activities                                  13,038             1,121          1,267

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities                                  6,008            20,994         22,322
  Proceeds from sale of investment securities designated as
    available for sale                                                               -                   900            687
  Proceeds from sale of mortgage-backed securities designated as
    available for sale                                                               -                 4,636             -
  Purchase of investment securities designated as available for sale                   (22)             (150)          (540)
  Purchase of investment securities designated as held to maturity                 (10,896)          (12,932)       (14,490)
  Purchase of mortgage-backed securities designated as available for sale           (5,080)            -              -
  Purchase of mortgage-backed securities designated as held to maturity             (1,992)            -              -
  Principal repayments on mortgage-backed securities                                 2,844             3,489          4,253
  Loan disbursements                                                              (335,287)         (232,558)      (176,294)
  Purchases of loans                                                               (24,358)          (18,982)       (12,514)
  Principal repayments on loans                                                    173,960           191,105        130,541
  Purchase of office premises and equipment - net                                   (2,095)           (3,098)        (1,472)
  Proceeds from sale of office premises and equipment                                -                    30             -
  Proceeds from sale of real estate acquired through foreclosure                     1,191               426            389
  Purchase of Federal Home Loan Bank stock                                          (5,601)           (2,297)          (797)
  Additions to real estate acquired through foreclosure                               (153)              (58)           (15)
  Net decrease in certificates of deposit in other financial institutions            -                    -             990
  Purchase of life insurance                                                          (250)              (40)          (370)
  Net increase in cash surrender value of life insurance                              (246)             (238)          (232)
  Proceeds from redemption of life insurance                                            -                599             -
                                                                                   -------           -------        -------
         Net cash used in investing activities                                    (201,977)          (48,174)       (47,542)
                                                                                   -------           -------        -------

         Net cash used in operating and investing activities
           (balance carried forward)                                              (188,939)          (47,053)       (46,275)
                                                                                   -------           -------        -------

                           Camco Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                         For the year ended December 31,
                                 (In thousands)

                                                                                      1999              1998           1997
         Net cash used in operating and investing activities
           (balance brought forward)                                             $(188,939)         $(47,053)      $(46,275)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                          18,560            20,859         24,202
  Proceeds from Federal Home Loan Bank advances                                    229,466           104,089         62,330
  Repayment of Federal Home Loan Bank advances                                     (75,823)          (60,926)       (38,366)
  Dividends paid on common stock                                                    (2,550)           (2,097)        (1,768)
  Proceeds from exercise of stock options                                            -                   110              1
  Proceeds from reissuance of treasury stock                                         -                    -             365
  Purchase of treasury shares                                                         (457)              (76)            -
  Increase (decrease) in advances by borrowers for taxes and insurance                 882            (2,000)         1,443
                                                                                  --------           -------        -------
         Net cash provided by financing activities                                 170,078            59,959         48,207
                                                                                  --------           -------        -------

Net increase (decrease) in cash and cash equivalents                               (18,861)           12,906          1,932

Cash and cash equivalents at beginning of year                                      35,815            22,909         20,977
                                                                                  --------           -------        -------

Cash and cash equivalents at end of year                                         $  16,954          $ 35,815       $ 22,909
                                                                                  ========           =======        =======


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest on deposits and borrowings                                          $  29,457          $ 24,746       $ 22,799
                                                                                  ========           =======        =======

    Income taxes                                                                 $   2,927          $  2,433       $  2,452
                                                                                  ========           =======        =======

Supplemental disclosure of noncash investing activities:
  Transfers from mortgage loans to real estate acquired
    through foreclosure                                                          $   1,220          $    477       $    978
                                                                                  ========           =======        =======

  Issuance of mortgage loans upon sale of real
    estate acquired through foreclosure                                          $     761          $    697       $    -
                                                                                  ========           =======        =======

  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                               $    (220)         $    (35)      $     78
                                                                                  ========           =======        =======

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 125                                                            $   1,300          $  2,465       $    980
                                                                                  ========           =======        =======

  Transfer of mortgage-backed securities from a held to
    maturity classification to available for sale                                $     -            $  1,344       $    -
                                                                                  ========           =======        =======


Supplemental disclosure of noncash financing activities:
  Acquisition of treasury stock in exchange for
    exercise of stock options                                                    $     -            $     42       $    -
                                                                                  ========           =======        =======


  Dividends declared but unpaid                                                  $     832          $    589       $    491
                                                                                  ========           =======        =======





The accompanying notes are an integral part of these statements.

                           Camco Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The business activities of Camco Financial Corporation ("Camco" or the "Corporation") have been limited primarily to holding the common shares of its wholly-owned subsidiaries: Cambridge Savings Bank ("Cambridge Savings"), Marietta Savings Bank ("Marietta Savings"), First Federal Savings Bank of Washington Court House ("First Federal"), First Federal Bank for Savings ("First Savings") (collectively hereinafter the "Banks") and Camco Title Insurance Agency ("Camco Title"), formerly known as East Ohio Land Title Agency, Inc., and two second tier subsidiaries, Camco Mortgage Corporation and WestMar Mortgage Company. Accordingly, the Corporation's results of operations are economically dependent upon the results of the Banks' operations. The Banks conduct a general banking business in eastern and central Ohio, northern West Virginia and northeastern Kentucky which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Banks' profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Banks can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.

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

    During 1997, the Board of Directors of Camco approved a business combination whereby GF Bancorp, Inc., the parent company of Germantown Federal Savings Bank, would merge with and into the Corporation, and Germantown Federal Savings Bank would merge with and into First Federal. The merger was approved by regulatory authorities in 1997, and was completed in January 1998. The business combination was accounted for as a pooling of interests and, accordingly, the assets, liabilities and capital of the respective combining companies were added together at historic carrying value. The consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 1997 have previously been restated to give effect to the combination as of January 1, 1997.

    During 1999, the Board of Directors of Camco approved a business combination whereby Westwood Homestead Financial Corporation, the parent of Westwood Homestead Savings Bank, would be acquired and dissolved upon consummation, with Westwood Homestead Savings Bank becoming a wholly-owned subsidiary of the Corporation. The merger was approved by regulatory authorities in 1999, and was completed in January 2000. The business combination was accounted for as a purchase.

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

    2.  Interest Rate Risk

    The earnings of the Corporation are primarily dependent upon net interest income, which is determined by 1) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities
    (interest rate spread) and 2) the relative amounts of interest-earning assets and interest-bearing liabilities outstanding. The Corporation's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Corporation is vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. At December 31, 1999, 1998 and 1997, the Corporation had net interest-earning assets of $776.3 million, $605.4 million and $540.7 million, with weighted average effective yields 7.39%, 7.63% and 8.04%, respectively, and net interest-bearing liabilities of approximately $740.9 million, $568.7 million and $504.7 million, with weighted average effective interest rates 4.81%, 4.69% and 4.99%, respectively. To minimize the effect of adverse changes in interest rates on its results of operations, the Corporation has implemented an asset and liability management plan that emphasizes increasing the interest rate sensitivity and shortening the maturities of its interest-earning assets and extending the maturities of its interest-bearing liabilities. Although the Corporation has undertaken a variety of strategies to minimize its exposure to interest rate risk, its primary emphasis has been on the origination and purchase of adjustable rate loans.

    3.  Investment Securities and Mortgage-Backed Securities

    The Corporation accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments be categorized as held-to-maturity, trading, or available for sale. Securities classified as held-to-maturity are carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or stockholders' equity, respectively. Investment and mortgage-backed securities are classified as held-to-maturity or available for sale upon acquisition. At December 31, 1999, the Corporation's stockholders' equity reflected a net unrealized loss on securities designated as available for sale of $124,000. At December 31, 1998, the
    Corporation's stockholders' equity reflected net unrealized gains on securities designated as available for sale of $96,000. Realized gains and losses on sales of securities are recognized using the specific identification method.

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    4.  Loans Receivable

    Loans held in portfolio are stated at the principal amount outstanding, adjusted for unamortized yield adjustments, including deferred loan origination fees and costs, capitalized mortgage servicing rights and the allowance for loan losses. The yield adjustments are amortized and accreted to operations using the interest method over the average life of the underlying loans.

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

    Loans held for sale are carried at the lower of cost (less principal payments received) or fair value (market value), calculated on an aggregate basis. At December 31, 1999 the Corporation recorded a $34,000 charge related to a market value decline on loans held for sale. At December 31, 1998, such loans were carried at cost, which approximated fair value.

    The Corporation accounts for mortgage servicing rights in accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires that the Corporation recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to the mortgage servicing rights.

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

                        December 31, 1999, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    4.  Loans Receivable (continued)

    The Corporation recorded amortization related to mortgage servicing rights totaling approximately $516,000, $704,000 and $497,000 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, the carrying value and the fair value of the Corporation's mortgage servicing rights totaled approximately $4.5 million and $3.6 million, respectively.

    At December 31, 1999 and 1998, the Banks were servicing mortgage loans of approximately $421.3 million and $408.6 million, respectively, that have been sold to the Federal Home Loan Mortgage Corporation and other investors.

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

    6.  Allowance for Loan Losses

    It is the Corporation's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the Banks' primary market areas. When the collection of a loan becomes doubtful, or otherwise troubled, the Corporation records a charge-off equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Such provision is based on management's estimate of the fair value of the underlying collateral, taking into consideration the current and currently anticipated future operating or sales conditions. As a result, such estimates are particularly susceptible to changes that could result in a material adjustment to results of operations in the near term. Recovery of the carrying value of such loans is dependent to a great extent on economic, operating, and other conditions that may be beyond the Corporation's control.

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


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

    At December 31, 1999 and 1998, the Corporation had no loans that would be defined as impaired under SFAS No. 114.

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

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    9.  Goodwill

    Goodwill resulting from the acquisition of First Savings totaled approximately $3.7 million, and is being amortized over a twenty-five year period using the straight-line method. Management periodically evaluates the carrying value of intangible assets in relation to the continuing earnings capacity of the acquired assets and assumed liabilities.

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

    Deferral of income taxes results primarily from different methods of accounting for deferred loan origination fees and costs, mortgage servicing rights, Federal Home Loan Bank stock dividends, the general loan loss allowance and the percentage of earnings bad debt deductions. A temporary difference is also recognized for depreciation expense computed using accelerated methods for federal income tax purposes.

    11.  Earnings Per Share

    Basic earnings per share is calculated based on 5,730,829, 5,751,918, and 5,736,121 weighted-average common shares outstanding for the years ended December 31, 1999, 1998 and 1997, respectively. Weighted-average common shares outstanding for the year ended December 31, 1997 have been adjusted to reflect the effects of the GF Bancorp merger, the three-for-two stock split during 1998, and a 5% stock dividend effected during 1999. Weighted-average common shares outstanding for the year ended December 31, 1998 have been adjusted to reflect the 5% stock dividend effected during 1999.

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    11.  Earnings Per Share (continued)

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 5,834,391, 5,903,073 and 5,861,649 for the years ended December 31, 1999,
    1998 and  1997,  respectively.  There  were  103,562,  151,155  and  125,528 incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share for the years ended December 31, 1999, 1998 and 1997, respectively. Options to purchase 65,416 shares of common stock with a weighted-average exercise price of $14.94 were outstanding at December 31, 1999, but were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

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

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


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

                  Deposits: The fair values of deposits with no stated maturity, such as money market demand deposits, savings and NOW accounts, are deemed to equal the amount payable on demand as of December 31, 1999 and 1998. The fair value of fixed-rate certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

                  Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At December 31, 1999 and 1998, the difference between the fair value and notional amount of loan commitments was not material.

    Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments are as follows:

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    12.  Fair Value of Financial Instruments (continued)


                                                                                       December 31,
                                                                          1999                            1998
                                                               Carrying           Fair          Carrying           Fair
                                                                  value          value             value          value
                                                                                     (In thousands)
    Financial assets
      Cash and cash equivalents                                $ 16,954       $ 16,954          $ 35,815       $ 35,815
      Investment securities                                      17,137         16,725            12,254         12,290
      Mortgage-backed securities                                 12,419         12,293             8,495          8,578
      Loans receivable                                          726,225        714,573           548,669        555,608
      Federal Home Loan Bank stock                               14,605         14,605             8,250          8,250
                                                                -------        -------           -------        -------

                                                               $787,340       $775,150          $613,483       $620,541
                                                                =======        =======           =======        =======

    Financial liabilities
      Deposits                                                 $461,787       $461,826          $443,227       $443,092
      Advances from the Federal Home Loan Bank                  279,125        275,541           125,483        123,618
      Advances by borrowers for taxes and insurance               3,360          3,360             2,478          2,478
                                                                -------        -------           -------        -------

                                                               $744,272       $740,727          $571,188       $569,188
                                                                =======        =======           =======        =======

    13.  Cash and Cash Equivalents

    Cash  and  cash  equivalents   consist  of  cash  and  due  from  banks  and
    interest-bearing deposits in other financial institutions with original maturities of three months or less.

    14.  Advertising

    Advertising costs are expensed when incurred.

    15.  Reclassifications

    Certain prior year amounts have been reclassified to conform to the 1999 consolidated financial statement presentation.

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

    The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investment securities at December 31, 1999 and 1998 are as follows:

                                                                                1999
                                                                           Gross          Gross      Estimated
                                                       Amortized      unrealized     unrealized           fair
                                                            cost           gains         losses          value
                                                                            (In thousands)
    Held to maturity:
      U.S. Government agency obligations                 $16,584             $ -           $418        $16,166
      Municipal bonds                                        280               7              1            286
                                                          ------              --            ---         ------
         Total investment securities held to maturity     16,864               7            419         16,452
    Available for sale:
      Corporate equity securities                            228              75             30            273
                                                          ------              --            ---         ------

         Total investment securities                     $17,092             $82           $449        $16,725
                                                          ======              ==            ===         ======


                                                                                1998
                                                                           Gross          Gross      Estimated
                                                       Amortized      unrealized     unrealized           fair
                                                            cost           gains         losses          value
                                                                            (In thousands)
    Held to maturity:
      U.S. Government agency obligations                 $10,782            $ 28           $  5        $10,805
      Municipal bonds                                        180              13            -              193
                                                          ------             ---            ---         ------
         Total investment securities held to maturity     10,962              41              5         10,998
    Available for sale:
      U.S. Government agency obligations                   1,003               1            -            1,004
      Corporate equity securities                            214              74            -              288
                                                          ------             ---            ---         ------
         Total investments available for sale              1,217              75            -            1,292
                                                          ------             ---            ---         ------

         Total investment securities                     $12,179            $116           $  5        $12,290
                                                          ======             ===            ===         ======

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES
         (continued)

    The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of mortgage-backed securities at December 31, 1999 and 1998, are as follows:


                                                                                1999
                                                                           Gross          Gross      Estimated
                                                       Amortized      unrealized     unrealized           fair
                                                            cost           gains         losses          value
                                                                            (In thousands)
    Held to maturity:
      FNMA                                               $ 4,070            $ 28           $ 59        $ 4,039
      FHLMC                                                1,757              15            123          1,649
      CMOs                                                    12             -              -               12
      GNMA                                                    91               9            -              100
      Other                                                   14               4            -               18
                                                          ------             ---            ---         ------
         Total mortgage-backed securities
           held to maturity                                5,944              56            182          5,818
    Available for sale:
      FHLMC                                                1,934              25              4          1,955
      FNMA                                                   103             -                4             99
      GNMA                                                 4,667             -              246          4,421
                                                          ------             ---            ---         ------
         Total mortgage-backed securities
           available for sale                              6,704              25            254          6,475
                                                          ------             ---            ---         ------

    Total mortgage-backed securities                     $12,648            $ 81           $436        $12,293
                                                          ======             ===            ===         ======


                                                                                1998
                                                                           Gross          Gross      Estimated
                                                       Amortized      unrealized     unrealized           fair
                                                            cost           gains         losses          value
                                                                            (In thousands)

    Held to maturity:
      FNMA                                                $2,831            $ 54           $  5         $2,880
      FHLMC                                                2,034              36             21          2,049
      CMOs                                                    17               1             -              18
      GNMA                                                   116              13             -             129
      Other                                                   21               5             -              26
                                                           -----             ---            ---          -----
         Total mortgage-backed securities
           held to maturity                                5,019             109             26          5,102
    Available for sale:
      FHLMC                                                3,281              76              3          3,354
      FNMA                                                   124              -               2            122
                                                           -----             ---            ---          -----
         Total mortgage-backed securities
           available for sale                              3,405              76              5          3,476
                                                           -----             ---            ---          -----

    Total mortgage-backed securities                      $8,424            $185           $ 31         $8,578
                                                           =====             ===            ===          =====

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES
                 (continued)

    The   amortized   cost  and   estimated   fair  value  of   investment   and
    mortgage-backed securities at December 31, 1999 and 1998 (including securities designated as available for sale) by contractual term to maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     1999                       1998
                                                                         Estimated                   Estimated
                                                            Amortized         fair      Amortized         fair
                                                                 cost        value           cost        value
                                                                                 (In thousands)
    Due in one year or less                                   $   605      $   599        $ 2,495      $ 2,506
    Due after one year through five years                      16,079       15,666          9,470        9,496
    Due after five years through ten years                        180          187             -            -
                                                               ------       ------         ------       ------
         Total investment securities                           16,864       16,452         11,965       12,002

    Corporate equity securities                                   228          273            229          288
    Mortgage-backed securities - not
      due at a single maturity date                            12,648       12,293          8,424        8,578
                                                               ------       ------         ------       ------

         Total                                                $29,740      $29,018        $20,618      $20,868
                                                               ======       ======         ======       ======

    During the years ended December 31, 1998 and 1997, the Corporation sold securities designated as available for sale with a carrying value of $5.5 million and $687,000, respectively. During 1998 such sales resulted in approximately $12,000 in net realized gains, comprised of approximately $35,000 in gross realized gains and $23,000 in gross realized losses. There were no realized gains or losses as a result of sales of securities during 1997.

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE C - LOANS RECEIVABLE

    Loans receivable at December 31 consist of the following:

                                                                 1999                1998
                                                                       (In thousands)
    Conventional real estate loans:
      Existing residential properties                        $616,438            $474,988
      Nonresidential real estate                               20,831              15,019
      Construction                                             60,565              37,169
      Developed building lots                                   4,649               3,895
    Education loans                                             1,847               2,096
    Consumer and other loans                                   49,232              29,835
                                                              -------             -------
         Total                                                753,562             563,002
    Less:
      Undisbursed portion of loans in process                  27,569              22,262
      Unamortized yield adjustments                             1,088                 407
      Allowance for loan losses                                 1,863               1,783
                                                              -------             -------

         Loans receivable - net                              $723,042            $538,550
                                                              =======             =======

    As depicted above, the Corporation's lending efforts have historically focused on loans secured by existing residential properties, which comprise approximately $616.4 million, or 85%, of the total loan portfolio at December 31, 1999 and approximately $475.0 million, or 88%, of the total loan portfolio at December 31, 1998. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Corporation with adequate collateral coverage in the event of default. Nevertheless, the Corporation, as with any lending institution, is subject to the risk that residential real estate values could deteriorate in its primary lending areas of central and eastern Ohio, northern West Virginia, and northeastern Kentucky, thereby impairing collateral values. However, management is of the belief that residential real estate values in the Corporation's primary lending areas are presently stable.

    The Banks, in the ordinary course of business, have granted loans to certain of their directors, executive officers, and their associates. Such loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans (excluding loans to any such individual which in the aggregate did not exceed $60,000) was less than 5% of stockholders' equity at December 31, 1999 and 1998.

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE D - ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

                                                                       1999              1998             1997
                                                                                   (In thousands)
    Balance at beginning of year                                     $1,783            $1,596           $1,373
    Provision for losses                                                247               250              385
    Charge-offs, net of immaterial recoveries                          (167)              (63)            (162)
                                                                      -----             -----            -----

    Balance at end of year                                           $1,863            $1,783           $1,596
                                                                      =====             =====            =====

    Nonaccrual and nonperforming loans totaled approximately $4.0 million, $4.3 million and $1.9 million at December 31, 1999, 1998 and 1997, respectively. Interest income that would have been recognized had such nonaccrual loans performed pursuant to contractual terms totaled approximately $171,000, $167,000 and $57,000 for the years ended December 31, 1999, 1998 and 1997, respectively.


NOTE E - OFFICE PREMISES AND EQUIPMENT

    Office premises and equipment at December 31 is summarized as follows:

                                                                    1999             1998
                                                                        (In thousands)
    Land                                                         $ 1,593          $ 1,593
    Buildings and improvements                                     8,939            7,563
    Furniture, fixtures and equipment                              6,790            6,967
                                                                  ------           ------
                                                                  17,322           16,123
    Less accumulated depreciation and amortization                 5,616            5,525
                                                                  ------           ------

                                                                 $11,706          $10,598
                                                                  ======           ======

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE F - DEPOSITS

Deposit balances by type and weighted-average interest rate at December 31, 1999 and 1998, are summarized as follows:


                                                                            1999                      1998
                                                                     Amount     Rate           Amount     Rate
                                                                                (Dollars in thousands)
    NOW accounts                                                   $ 71,582     1.55%       $  70,944     1.70%
    Money market demand accounts                                     26,898     4.66           24,402     3.96
    Passbook and statement savings accounts                          71,128     2.79           74,405     3.10
                                                                    -------     ----          -------     ----
         Total withdrawable accounts                                169,608     2.56          169,751     2.64
    Certificates of deposit:
      Seven days to one year                                         41,093     4.69           88,134     5.36
      One to two years                                              108,118     5.22           58,940     5.51
      Two to eight years                                             83,299     5.82           62,429     5.90
    Negotiated rate certificates                                     28,618     5.59           27,338     5.66
    Individual retirement accounts                                   31,051     5.55           36,635     5.69
                                                                    -------     ----          -------     ----
         Total certificate accounts                                 292,179     5.39          273,476     5.59
                                                                    -------     ----          -------     ----

    Total deposits                                                 $461,787     4.39%        $443,227     4.46%
                                                                    =======     ====          =======     ====

     At December 31, 1999 and 1998, the Corporation had certificate of deposit accounts with balances in excess of $100,000 totaling $50.5 million and $45.3 million, respectively.

     Interest expense on deposits is summarized as follows for the years ended December 31:

                                                           1999         1998         1997
                                                                    (In thousands)
    Certificate of deposit accounts                     $14,906      $15,256      $14,819
    NOW accounts and money
      market demand accounts                              2,077        2,023        2,004
    Passbook and statement savings
      accounts                                            2,136        2,259        2,076
                                                         ------       ------       ------

                                                        $19,119      $19,538      $18,899
                                                         ======       ======       ======

     The contractual maturities of outstanding certificates of deposit are summarized as follows at December 31:

                                                             1999                  1998
    Year ending December 31:                                       (In thousands)
         1999                                            $    -                $181,985
         2000                                             192,965                56,958
         2001                                              58,316                22,366
         2002                                              23,735                 5,291
         After 2002                                        17,163                 6,876
                                                          -------               -------

    Total certificate of deposit accounts                $292,179              $273,476
                                                          =======               =======

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE F - DEPOSITS (continued)

    At December 31, 1999 and 1998, public savings deposits were collateralized by investment securities and interest-bearing deposits in other banks totaling $15.1 million and $14.5 million, respectively.


NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

    Advances from the Federal Home Loan Bank, collateralized at December 31, 1999 and 1998, by pledges of certain residential mortgage loans totaling $435.8 million and $192.5 million, respectively, as well as the Federal Home Loan Bank stock of the respective Bank subsidiaries, are summarized as follows:

                                                 Maturing year
    Interest Rate                             ending December 31,                     1999                1998
                                                                                            (In thousands)
    5.00% - 6.25%                                   1999                          $    -              $ 38,162
    5.41% - 6.40%                                   2000                           149,772               1,000
    5.51% - 6.32%                                   2001                             9,056                 714
    5.64% - 6.52%                                   2002                            37,101                 -
    4.23% - 7.00%                             Thereafter                            83,196              85,607
                                                                                   -------             -------

                                                                                  $279,125            $125,483
                                                                                   =======             =======

                                   Weighted average rate                              5.71%               5.41%
                                                                                      ====                ====


NOTE H - FEDERAL INCOME TAXES

    A reconciliation of the effective tax rate for the years ended December 31, 1999, 1998 and 1997, respectively, and the federal statutory rate in each of these years, computed by applying the statutory federal corporate tax rate to income before taxes, is summarized as follows:

                                                                              1999           1998         1997
                                                                                       (In thousands)
    Federal income taxes computed at the
      expected statutory rate                                               $3,065         $3,545       $2,810
    Increase (decrease) in taxes resulting from:
      Amortization of goodwill                                                  51             51           51
      Nontaxable interest income                                              (103)           (87)         (89)
      Nontaxable life insurance proceeds                                       -             (100)         -
      Nondeductible merger related expenses                                    -               58          124
      Other                                                                     63            (57)          26
                                                                             -----          -----        -----
    Tax provision per consolidated financial
      statements                                                            $3,076         $3,410       $2,922
                                                                             =====          =====        =====

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE H - FEDERAL INCOME TAXES (continued)

     The components of the Corporation's net deferred tax liability at December 31 is as follows:


    Taxes (payable) refundable on temporary
    differences at statutory rate:                                                1999                    1998
                                                                                          (In thousands)
    Deferred tax liabilities:
      Deferred loan origination costs                                          $    -                  $   (81)
      FHLB stock dividends                                                      (1,113)                   (786)
      Percentage of earnings bad debt deduction                                   (454)                   (635)
      Book versus tax depreciation                                                (396)                   (154)
      Mortgage servicing rights                                                 (1,513)                 (1,221)
      Unrealized gain on securities designated
        as available for sale                                                      -                       (50)
      Other liabilities, net                                                      (233)                    (43)
                                                                                ------                  ------
         Total deferred tax liabilities                                         (3,709)                 (2,970)

    Deferred tax assets:
      General loan loss allowance                                                  634                     607
      Deferred income                                                              168                      50
      Deferred compensation                                                        217                     127
      Unrealized loss on securities designated as
        available for sale                                                          60                     -
                                                                                ------                  ------
         Total deferred tax assets                                               1,079                     784
                                                                                ------                  ------

         Net deferred tax liability                                            $(2,630)                $(2,186)
                                                                                ======                  ======

    The Banks were allowed a special bad debt deduction generally limited to 8% of otherwise taxable income, subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualify as deductions for federal income taxes are later used for purposes other than for bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The percentage of earnings bad debt deduction had accumulated to approximately $8.4 million as of December 31, 1999. The amount of the unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $2.2 million at December 31, 1999.

    The Banks are required to recapture as taxable income approximately $1.9 million of the bad debt reserves, which represents post-1987 additions, and are unable to utilize the percentage of earnings method to compute the reserve in the future. The Banks have provided deferred taxes for this amount and are amortizing the recapture of the bad debt reserve into taxable income over a six year period, commencing in 1998.

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE I - COMMITMENTS

    The Banks are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers, including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of the commitments reflect the extent of the Banks' involvement in such financial instruments.

    The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as those utilized for on-balance-sheet instruments.

    At December 31, 1999 and 1998, the Banks had outstanding commitments to originate or purchase fixed rate loans of approximately $1.1 million and $9.2 million, respectively, and adjustable rate loans of approximately $10.0 million and $9.2 million, respectively. Additionally, the Banks had unused lines of credit under home equity and other loans of $23.1 million at December 31, 1999. Management believes that all loan commitments are able to be funded through cash flow from operations and existing excess liquidity. Fees received in connection with these commitments have not been recognized in earnings. At December 31, 1999, the Corporation had a commitment to sell loans to FHLMC totaling $100 million which expires in November 2000.

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


NOTE J - REGULATORY CAPITAL

    Cambridge Savings and Marietta Savings are subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). First Federal and First Savings are subject to regulatory capital standards promulgated by the Office of Thrift Supervision (the "OTS"). Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on each of the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE J - REGULATORY CAPITAL (continued)

    During the calendar year, each of the Banks were notified from their respective regulators that the Banks were categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" the Banks' must maintain minimum capital ratios as set forth in the tables that follow.

    The FDIC has adopted risk-based capital ratio guidelines to which Cambridge Savings and Marietta Savings are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighting categories, with higher levels of capital being required for the categories perceived as representing greater risk.

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

    As of December 31, 1999 and 1998, management believes that Cambridge Savings and Marietta Savings met all capital adequacy requirements to which the Banks were subject.

    Cambridge Savings                                        As of December 31, 1999
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                                   (Dollars in thousands)
    Total capital
      (to risk-weighted assets)         $20,556    12.2%        =>$13,459    =>8.0%         =>$16,823     =>10.0%

    Tier I capital
      (to risk-weighted assets)         $19,906    11.8%        =>$ 6,729    =>4.0%         =>$10,094     => 6.0%

    Tier I leverage                     $19,906     6.4%        =>$12,435    =>4.0%         =>$15,544     => 5.0%



                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE J - REGULATORY CAPITAL (continued)

                                                                As of December 31, 1998
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                                (Dollars in thousands)
    Total capital
      (to risk-weighted assets)         $18,001    13.7%        =>$10,509    =>8.0%         =>$13,136     =>10.0%

    Tier I capital
      (to risk-weighted assets)         $17,451    13.3%        =>$ 5,254    =>4.0%         => $7,881     => 6.0%

    Tier I leverage                     $17,451     7.3%        =>$ 9,535    =>4.0%         =>$11,919     => 5.0%


    Marietta Savings                                         As of December 31, 1999
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                               (Dollars in thousands)
    Total capital
      (to risk-weighted assets)         $13,595    12.4%         =>$8,758    =>8.0%         =>$10,948     =>10.0%

    Tier I capital
      (to risk-weighted assets)         $13,034    11.9%         =>$4,379    =>4.0%         =>$ 6,569     => 6.0%

    Tier I leverage                     $13,034     7.5%         =>$6,929    =>4.0%         =>$ 8,662     => 5.0%

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

    Tier I capital
      (to risk-weighted assets)         $11,637    12.7%         =>$3,653    =>4.0%          =>$5,479     => 6.0%

    Tier I leverage                     $11,637     8.1%         =>$5,733    =>4.0%          =>$7,167     => 5.0%

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE J - REGULATORY CAPITAL (continued)

    The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. Effective April 1999, the core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) generally equal to 4.0% of adjusted total assets. In 1998 the core capital requirement was equal to 3.0% of adjusted total assets. The risk-based capital requirement generally provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Banks' multiply the value of each asset on their respective statement of financial condition by a defined risk-weighting factor, e.g., one- to four-family residential loans carry a risk-weighted factor of 50%.

    As of December 31, 1999 and 1998, management believes that First Federal and First Savings met all capital adequacy requirements to which the Banks were subject.

    First Federal                                           As of December 31, 1999
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                              (Dollars in thousands)
    Tangible capital                    $11,651      6.2%        =>$2,833    =>1.5%         =>$ 9,444     => 5.0%

    Core capital                        $11,651      6.2%        =>$7,556    =>4.0%         =>$11,333     => 6.0%

    Risk-based capital                  $12,094     11.2%        =>$8,679    =>8.0%         =>$10,849     =>10.0%


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

    Core capital                        $12,004      9.2%        =>$3,909    =>3.0%          =>$7,819     => 6.0%

    Risk-based capital                  $12,554     18.1%        =>$5,555    =>8.0%          =>$6,944     =>10.0%

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE J - REGULATORY CAPITAL (continued)

    First Savings                                           As of December 31, 1999
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                              (Dollars in thousands)
    Tangible capital                    $11,105      8.3%        =>$2,016    =>1.5%          =>$6,720     => 5.0%

    Core capital                        $11,105      8.3%        =>$5,376    =>4.0%          =>$8,064     => 6.0%

    Risk-based capital                  $11,314     14.5%        =>$6,266    =>8.0%          =>$7,832     =>10.0%

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

    Core capital                        $12,221    10.2%         =>$3,592    =>3.0%          =>$7,184     => 6.0%

    Risk-based capital                  $12,407    18.4%         =>$5,390    =>8.0%          =>$6,737     =>10.0%

    The Corporation's management believes that, under the current regulatory capital regulations, the Banks will continue to meet their minimum capital requirements in the foreseeable future. However, events beyond the control of the Corporation, such as increased interest rates or a downturn in the economy in the Banks' market areas, could adversely affect future earnings and, consequently, the ability to meet future minimum regulatory capital requirements.

    First Federal and First Savings are subject to regulations imposed by the OTS regarding the amount of capital distributions payable to the Corporation. Generally, First Federal and First Savings's payment of dividends is limited, without prior OTS approval, to net earnings for the current calendar year plus the two preceding years, less capital distributions paid over the comparable time period. Insured institutions are required to file an application with the OTS for capital distributions in excess of this limitation. During January 2000, First Federal and First Savings received OTS approval to make up to $1.0 million and $1.8 million, respectively, in capital distributions during the year ended December 31, 2000.

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE K - BENEFIT PLANS

    The Corporation has a non-contributory retirement plan which provides benefits to certain key officers. The Corporation's obligations under the plan have been provided for via the purchase of single premium key man life insurance of which the Corporation is the beneficiary. The Corporation recorded expense related to the plan totaling approximately $45,000, $42,000 and $66,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

    The Corporation also has a 401(k) Salary Savings Plan covering substantially all employees. Total expense under this plan was $181,000, $783,000 and $140,000 for the years ended December 31, 1999, 1998 and 1997, respectively.


NOTE L - STOCK OPTION PLANS

    Stockholders of the Corporation have approved three stock option plans. Under the 1972 Plan, 254,230 common shares were reserved for issuance to officers, directors, and key employees of the Corporation and its subsidiaries. The 1982 Plan reserved 115,824 common shares for issuance to employees of the Corporation and its subsidiaries. All of the stock options under the 1972 and 1982 Plans have been granted and were subject to exercise at the discretion of the grantees through 2002. Under the 1995 Plan, 161,488 shares were reserved for issuance. Additionally, in connection with the acquisition of First Savings Financial Corporation ("First Savings"), the stock options of First Savings were converted into options to purchase 174,421 shares of the Corporation's stock at an exercise price of $7.38 per share. The foregoing number of shares under option have been adjusted to reflect the three-for-two stock split effected during 1998 and the 5% stock dividend effected during 1999.

    The Corporation accounts for its stock option plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair-value based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair-value based method of accounting defined in SFAS No. 123 had been applied.

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE L - STOCK OPTION PLANS (continued)

    The Corporation utilizes APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                         1999              1998           1997
                                                    `                        (In thousands, except share data)
    Net earnings                          As reported                  $5,940            $7,004         $5,344
                                                                        =====             =====          =====

                                            Pro-forma                  $5,940            $6,853         $5,344
                                                                        =====             =====          =====

    Earnings per share
      Basic                               As reported                   $1.04             $1.22          $0.93
                                                                         ====              ====           ====

                                            Pro-forma                   $1.04             $1.19          $0.93
                                                                         ====              ====           ====

      Diluted                             As reported                   $1.02             $1.19          $0.91
                                                                         ====              ====           ====

                                            Pro-forma                   $1.02             $1.16          $0.91
                                                                         ====              ====           ====

    The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during 1998: dividend yield of 2.04%, expected volatility of 10.0%, a risk-free interest rate of 5.5% and an expected life of seven years.

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE L - STOCK OPTION PLANS (continued)


    A summary of the status of the Corporation's stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                                     1999                          1998                       1997
                                                         Weighted-                    Weighted-                 Weighted-
                                                           average                      average                   average
                                                          exercise                     exercise                  exercise
                                               Shares        price          Shares        price       Shares        price
    Outstanding at beginning of year          369,521         $9.43        383,182       $ 8.25      426,155        $8.15
    Granted                                       -             -           65,415        14.84          -            -
    Exercised                                     -             -          (23,074)        7.74      (42,973)        7.28
    Forfeited                                     -             -          (56,002)        8.38          -            -
                                              -------          ----        -------        -----      -------         ----

    Outstanding at end of year                369,521         $9.43        369,521       $ 9.43      383,182        $8.25
                                              =======          ====        =======        =====      =======         ====

    Options exercisable at year-end           369,521         $9.43        369,521       $ 9.43      383,182        $8.25
                                              =======          ====        =======        =====      =======         ====
    Weighted-average fair value of
      options granted during the year                           N/A                      $ 3.67                       N/A
                                                                ===                       =====                       ===

     The following information applies to options outstanding at December 31, 1999:

    Number outstanding                                                  369,521
    Range of exercise prices                                       $7.40-$16.59
    Weighted-average exercise price                                       $9.43
    Weighted-average remaining contractual life                       6.3 years

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE M - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION

     The following condensed financial statements summarize the financial position of the Corporation as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years ended December 31, 1999, 1998 and 1997:

                           Camco Financial Corporation

                        STATEMENTS OF FINANCIAL CONDITION

                                  December 31,
                                 (In thousands)

                                                                                               1999                1998
    ASSETS
    Cash in subsidiary Banks                                                                $   245             $   785
    Interest-bearing deposits in other financial institutions                                   617                 968
    Investment securities designated as available for sale                                      270                 288
    Investment in Bank subsidiaries utilizing
      the equity method                                                                      59,242              57,121
    Investment in title agency subsidiary                                                       581                 683
    Office premises and equipment - net                                                       1,490                 204
    Cash surrender value of life insurance                                                      957                 786
    Prepaid expenses and other assets                                                           470                  82
    Prepaid federal income taxes                                                                -                   231
                                                                                             ------              ------

             Total assets                                                                   $63,872             $61,148
                                                                                             ======              ======

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Accounts payable and other accrued liabilities                                          $   160             $   163
    Dividends payable                                                                           832                 589
    Accrued federal income taxes                                                                190                 -
    Deferred federal income taxes                                                                81                 257
                                                                                             ------              ------
             Total liabilities                                                                1,263               1,009

    Stockholders' equity
      Common stock                                                                            5,752               5,480
      Additional paid-in capital                                                             30,351              27,053
      Retained earnings - substantially restricted                                           27,205              27,628
      Unrealized gains (losses) on securities designated as
        available for sale, net of related tax effects                                         (124)                 96
      Treasury stock, at cost                                                                  (575)               (118)
                                                                                             ------              ------
             Total stockholders' equity                                                      62,609              60,139
                                                                                             ------              ------

             Total liabilities and stockholders' equity                                     $63,872             $61,148
                                                                                             ======              ======

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE M - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION (continued)

                           Camco Financial Corporation

                             STATEMENTS OF EARNINGS

                             Year ended December 31,
                                 (In thousands)

                                                                                1999             1998              1997
    Income:
      Dividends from Bank subsidiaries                                        $4,350           $3,700            $2,118
      Dividends from title agency subsidiary                                     300               -                100
      Interest and other income                                                  121              305               144
      Equity in undistributed net earnings
        of the Bank subsidiaries                                               2,320            3,641             4,059
      (Excess distribution from) undistributed earnings
        of the title agency subsidiary                                          (102)             331                13
                                                                               -----            -----             -----
             Total income                                                      6,989            7,977             6,434
    General, administrative and other
      expense                                                                  1,520            1,300             1,364
                                                                               -----            -----             -----
    Earnings before federal income tax
      credits                                                                                   5,469             6,677
    5,070
    Federal income tax credits                                                  (471)            (327)             (274)
                                                                               -----            -----             -----

    Net earnings                                                              $5,940           $7,004            $5,344
                                                                               =====            =====             =====

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE M - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION (continued)

                           Camco Financial Corporation

                            STATEMENTS OF CASH FLOWS
                             Year ended December 31,
                                 (In thousands)

                                                                                         1999         1998         1997
    Cash flows from operating activities:
      Net earnings for the year                                                        $5,940       $7,004       $5,344
      Adjustments to reconcile net earnings to net cash
      flows provided by (used in) operating activities:
        Undistributed net earnings of Bank subsidiaries                                (2,320)      (3,641)      (4,059)
        Excess distribution from (undistributed net earnings of)
          title agency subsidiary                                                         102         (331)         (13)
        Depreciation and amortization                                                      11          -            -
        Increase in other assets                                                         (388)         (69)        (209)
        Increase in accounts payable
          and other liabilities                                                            (3)        (317)        (892)
        Increase in current federal income taxes payable                                  421          228          119
        Decrease in deferred taxes                                                       (165)         -            -
        Other - net                                                                         8         (297)         (48)
                                                                                        -----        -----        -----
             Net cash provided by operating activities                                  3,606        2,577          242

    Cash flows from investing activities:
      Purchase of investment securities                                                   (22)        (150)         -
      Purchase of cash surrender value of life insurance                                 (135)         -            (85)
      Net increase in cash surrender value of life insurance                              (36)         (37)         (33)
      Purchase of office equipment and premises                                        (1,297)         -            -
      (Increase) decrease in interest-bearing deposits in other
        financial institutions                                                            351         (885)       1,147
                                                                                        -----        -----        -----
             Net cash provided by (used in) investing activities                       (1,139)      (1,072)       1,029

    Cash flows from financing activities:
      Common stock options exercised                                                    -              110            1
      Dividends paid                                                                   (2,550)      (2,097)      (1,768)
      Purchase of treasury shares                                                        (457)         (76)         -
      Proceeds from reissuance of treasury shares                                          -           -            365
                                                                                        -----        -----        -----
             Net cash used in financing activities                                     (3,007)      (2,063)      (1,402)
                                                                                        -----        -----        -----

    Net decrease in cash and cash equivalents                                            (540)        (558)        (131)

    Cash and cash equivalents at beginning of year                                        785        1,343        1,474
                                                                                        -----        -----        -----

    Cash and cash equivalents at end of year                                           $  245       $  785       $1,343
                                                                                        =====        =====        =====

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE N - BUSINESS COMBINATION

    During 1999, the Corporation agreed to acquire Westwood Homestead Financial Corporation ("Westwood") utilizing the purchase method of accounting. Westwood was dissolved upon consummation in January 2000 and Westwood's banking subsidiary, Westwood Homestead Savings Bank, continued operations as a wholly-owned subsidiary of the Corporation. Camco paid $11.1 million in cash and issued 1,304,875 of its common shares in connection with the acquisition, resulting in recognition of goodwill totaling approximately $212,000.

    Presented below are pro-forma condensed consolidated statements of earnings and earnings per share which have been prepared as if the acquisition had been consummated as of the beginning of each of the years ended December 31, 1999 and 1998.

                                                                         1999              1998
                                                                               (In thousands)
                                                                               (unaudited)
    Total interest income                                             $62,007           $54,502
    Total interest expense                                             36,014            30,404
                                                                       ------            ------

         Net interest income                                           25,993            24,098

    Provision for losses on loans                                         588               590
    Other income                                                        5,558             8,134
    General administrative and other expense                           19,238            18,460
                                                                       ------            ------

         Earnings before income taxes                                  11,725            13,182

    Federal income taxes                                                3,988             4,358
                                                                       ------            ------

         Net earnings                                                 $ 7,737           $ 8,824
                                                                       ======            ======

         Basic earnings per share                                       $1.10             $1.25
                                                                         ====              ====
         Diluted earnings per share                                     $1.08             $1.22
                                                                         ====              ====

                           Camco Financial Corporation

                        December 31, 1999, 1998 and 1997


NOTE O - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table summarizes the Corporation's quarterly results for the years ended December 31, 1999 and 1998.


                                                                        Three Months Ended
                                                     March 31,     June 30,     September 30,     December 31,
    1999:                                                   (In thousands, except per share data)
    Total interest income                              $11,406      $12,145           $13,307          $14,235
    Total interest expense                               6,500        6,939             7,836            8,632
                                                        ------       ------            ------           ------

    Net interest income                                  4,906        5,206             5,471            5,603
    Provision for losses on loans                           54           69                45               79
    Other income                                         1,565        1,415             1,118            1,092
    General, administrative and other expense            4,048        4,406             4,322            4,337
                                                        ------       ------            ------           ------

    Earnings before income taxes                         2,369        2,146             2,222            2,279
    Federal income taxes                                   799          730               752              795
                                                        ------       ------            ------           ------

    Net earnings                                       $ 1,570      $ 1,416           $ 1,470          $ 1,484
                                                        ======       ======            ======           ======

    Earnings per share:
      Basic                                               $.27         $.25              $.26             $.26
                                                           ===          ===               ===              ===

      Diluted                                             $.27         $.24              $.25             $.26
                                                           ===          ===               ===              ===

                                                                        Three Months Ended
                                                     March 31,     June 30,     September 30,     December 31,
    1998:                                                   (In thousands, except per share data)
    Total interest income                              $10,803      $10,944           $11,192          $11,344
    Total interest expense                               5,840        6,057             6,495            6,460
                                                        ------       ------            ------           ------

    Net interest income                                  4,963        4,887             4,697            4,884
    Provision for losses on loans                           96           41                49               64
    Other income                                         2,312        1,637             1,689            1,915
    General, administrative and other expense            4,137        3,911             3,957            4,315
                                                        ------       ------            ------           ------

    Earnings before income taxes                         3,042        2,572             2,380            2,420
    Federal income taxes                                 1,033          820               769              788
                                                        ------       ------            ------           ------

    Net earnings                                       $ 2,009      $ 1,752           $ 1,611          $ 1,632
                                                        ======       ======            ======           ======

    Earnings per share:
      Basic                                               $.34         $.30              $.28             $.30
                                                           ===          ===               ===              ===

      Diluted                                             $.33         $.30              $.27             $.29
                                                           ===          ===               ===              ===

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

           The information contained under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed by Camco no later than 120 days after the end of the fiscal year (the "Proxy Statement") is incorporated herein by reference.

Item 11.          Executive Compensation.

           The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors" is incorporated herein by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

           The information contained in the Proxy Statement under the caption "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions.

           The information contained in the Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

             (a)  Exhibits.
                  (3)(i)           Certificate of Incorporation

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

                  (10)(ii)-2       Employment Agreement between Camco and Anthony J. Popp

                  (10)(ii)-3       Employment Agreement between Marietta Savings and Anthony J. Popp

                  (21)             Subsidiaries of Camco

                  (23)(i)          Consent of Grant  Thornton LLP regarding  Camco's  Consolidated  Financial  Statements and
                                   Form S-8

                  (23)(ii)         Consent of Crowe  Chizek and Company LLP  regarding  Camco's  401(k)  Salary  Savings Plan
                                   Financial Statements and Form S-8

                  (27.1)           1999 Financial Data Schedule

                  (27.2)           1998 Restated Financial Data Schedule

                  (27.3)           1997 Restated Financial Data Schedule

                  (99)             1999 Financial Statements of the Camco Financial Corporation 401(k) Salary Savings Plan

             (b)  Reports on Form 8-K.

                  No reports on Form 8-K were filed during the last quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Camco Financial Corporation


                                              By /s/Larry A. Caldwell
                                                 -----------------------------
                                                 Larry A. Caldwell,
                                                 President, Chief Executive
                                                 Officer and a Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By/s/Anthony J. Popp                                             By/s/Robert C. Dix, Jr.
  ------------------------------------                             ------------------------------------
  Anthony J. Popp,                                                 Robert C. Dix. Jr.,
  Senior Vice President and Director                               Director

Date: March 30, 2000                                             Date: March 30, 2000



By/s/Samuel W. Speck                                             By/s/ Paul D. Leake
  ------------------------------------                             ------------------------------------
  Samuel W. Speck,                                                 Paul D. Leake,
  Director                                                         Director

Date: March 30, 2000                                             Date: March 30, 2000


By/s/Jeffrey R. Tucker                                           By/s/Gary E. Crane
  ------------------------------------                             ------------------------------------
  Jeffrey R. Tucker,                                               Gary E. Crane,
  Director                                                         Chief Financial Officer and Treasurer
                                                                   (Principal Financial Officer)

Date: March 30, 2000                                             Date: March 30, 2000


By/s/Eric Spann
  ------------------------------------
  Eric Spann,
  Director

Date: March 30, 2000


By /s/Kenneth R. Elshoff
  ------------------------------------
  Kenneth R. Elshoff,
  Director

Date: March 30, 2000




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

   Exhibit (10)(ii)-1               Employment Agreement dated January 22,      Incorporated by reference to the 1995 Form
                                    1996, by and between Camco and              10-KSB, Exhibit 10(ii)-1.
                                    Larry A. Caldwell


   Exhibit (10)(ii)-2               Employment Agreement dated January 28,      Incorporated by reference to Camco's Annual
                                    1994, by and between Camco and              Report on Form 10-KSB for the fiscal year
                                    Anthony J. Popp                             ended December 31, 1993, filed with the
                                                                                SEC on March 31, 1994 (the "1994 Form 10-KSB"),
                                                                                Exhibit 10(ii)-1.

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

   Exhibit 21                       Subsidiaries of Camco

   Exhibit 23(i)                    Consent of Grant Thornton LLP regarding
                                    Camco's Consolidated Financial
                                    Statements and Form S-8

   Exhibit 23(ii) Consent of Crowe, Chizek and Company LLP regarding Camco's 401(k) Salary Savings
                                    Plan Financial Statements and Form S-8

   Exhibit 27.1                     1999 Financial Data Schedule

   Exhibit 27.2                     1998 Restated Financial Data Schedule

   Exhibit 27.3                     1997 Restated Financial Data Schedule

   Exhibit 99                       1999 Financial Statements of the Camco
                                    Financial Corporation 401(k) Salary
                                    Savings Plan