Form 10-Q
period 2000-03-31
CAMCO FINANCIAL CORP
filed 2000-05-15
CIK 16614

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 2000
                               ----------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 0-25196

                           CAMCO FINANCIAL CORPORATION
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      51-0110823
-------------------------------              ------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                    6901 Glenn Highway, Cambridge, Ohio 43725
-----------------------------------------------------------------------------
                     (Address of principal executive office)

Registrant's telephone number, including area code: (740) 435-2020

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [   ]

As of May 12, 2000, the latest practicable date, 6,931,898.2 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.












                               Page 1 of 15 pages

                           Camco Financial Corporation

                                      INDEX

                                                                          Page

PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                    3

          Consolidated Statements of Earnings                               4

          Consolidated Statements of Comprehensive Income                   5

          Consolidated Statements of Cash Flows                             6

          Notes to Consolidated Financial Statements                        8

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                       10

          Quantitative and Qualitative Disclosures about
          Market Risk                                                      13


PART II -  OTHER INFORMATION                                               14

SIGNATURES                                                                 15

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                            March 31,      December 31,
         ASSETS                                                                                  2000              1999
Cash and due from banks                                                                    $   13,081          $ 16,707
Interest-bearing deposits in other financial institutions                                       5,796               247
                                                                                            ---------           -------
         Cash and cash equivalents                                                             18,877            16,954

Investment securities available for sale - at market                                              240               273
Investment securities held to maturity - at cost, approximate market value of $17,148
  and $16,452 as of March 31, 2000 and December 31, 1999                                       17,615            16,864
Mortgage-backed securities available for sale - at market                                      11,176             6,475
Mortgage-backed securities held to maturity - at cost, approximate market value of
  $5,705 and $5,818 as of March 31, 2000 and December 31, 1999                                  5,804             5,944
Loans held for sale - at lower of cost or market                                                4,787             3,183
Loans receivable - net                                                                        896,585           723,042
Office premises and equipment - net                                                            13,776            11,706
Real estate acquired through foreclosure                                                          311               419
Federal Home Loan Bank stock - at cost                                                         17,588            14,605
Accrued interest receivable on loans                                                            4,961             3,890
Accrued interest receivable on mortgage-backed securities                                         121                78
Accrued interest receivable on investment securities and interest-bearing deposits                259               252
Prepaid expenses and other assets                                                               2,527               888
Cash surrender value of life insurance                                                          5,723             5,657
Goodwill and other intangible assets                                                            3,425             3,252
                                                                                            ---------           -------

         Total assets                                                                      $1,003,775          $813,482
                                                                                            =========           =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $  582,095          $461,787
Advances from the Federal Home Loan Bank                                                      337,119           279,125
Advances by borrowers for taxes and insurance                                                   2,817             3,360
Accounts payable and accrued liabilities                                                        3,655             3,006
Dividends payable                                                                                 832               832
Accrued federal income taxes                                                                      740               133
Deferred federal income taxes                                                                   1,331             2,630
                                                                                            ---------           -------
         Total liabilities                                                                    928,589           750,873

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares;
    no shares outstanding                                                                          -                 -
  Common stock - $1 par value; authorized, 14,900,000 shares, 7,057,917 and
    5,752,310 shares issued at March 31, 2000 and December 31, 1999, respectively               7,058             5,752
  Additional paid-in capital                                                                   41,551            30,351
  Retained earnings - substantially restricted                                                 28,130            27,205
  Less 126,019 and 41,888 shares of treasury stock - at cost                                   (1,416)             (575)
  Accumulated comprehensive loss, unrealized losses on securities designated
    as available for sale, net of related tax effects                                            (137)             (124)
                                                                                            ---------           -------
         Total stockholders' equity                                                            75,186            62,609
                                                                                            ---------           -------

         Total liabilities and stockholders' equity                                        $1,003,775          $813,482
                                                                                            =========           =======

                           Camco Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      For the three months ended March 31,
                      (In thousands, except per share data)

                                                                                                    2000           1999
Interest income
  Loans                                                                                          $16,669        $10,638
  Mortgage-backed securities                                                                         289            137
  Investment securities                                                                              276            196
  Interest-bearing deposits and other                                                                424            435
                                                                                                  ------         ------
         Total interest income                                                                    17,658         11,406

Interest expense
  Deposits                                                                                         6,402          4,701
  Borrowings                                                                                       4,692          1,799
                                                                                                  ------         ------
         Total interest expense                                                                   11,094          6,500
                                                                                                  ------         ------

         Net interest income                                                                       6,564          4,906

Provision for losses on loans                                                                        137             54
                                                                                                  ------         ------

         Net interest income after provision for losses on loans                                   6,427          4,852

Other income
  Late charges, rent and other                                                                       469            615
  Loan servicing fees                                                                                294             59
  Service charges and other fees on deposits                                                         162            112
  Gain on sale of loans                                                                              157            782
  Gain on sale of office premises and equipment                                                        5              1
  Gain (loss) on sale of real estate acquired through foreclosure                                     33             (4)
                                                                                                  ------         ------
         Total other income                                                                        1,120          1,565

General, administrative and other expense
  Employee compensation and benefits                                                               2,457          1,824
  Occupancy and equipment                                                                            732            586
  Federal deposit insurance premiums                                                                  29             74
  Data processing                                                                                    282            230
  Advertising                                                                                        189            143
  Franchise taxes                                                                                    291            216
  Amortization of goodwill                                                                            40             37
  Other operating                                                                                    911            938
                                                                                                  ------         ------
         Total general, administrative and other expense                                           4,931          4,048
                                                                                                  ------         ------

         Earnings before federal income taxes                                                      2,616          2,369

Federal income taxes
  Current                                                                                            570            687
  Deferred                                                                                           312            112
                                                                                                  ------         ------
         Total federal income taxes                                                                  882            799
                                                                                                  ------         ------

         NET EARNINGS                                                                            $ 1,734        $ 1,570
                                                                                                  ======         ======

         BASIC EARNINGS PER SHARE                                                                   $.25           $.27
                                                                                                     ===            ===

         DILUTED EARNINGS PER SHARE                                                                 $.25           $.27
                                                                                                     ===            ===


                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      For the three months ended March 31,
                                 (In thousands)

                                                                                                    2000           1999
Net earnings                                                                                      $1,734         $1,570

Other comprehensive loss, net of tax:
  Unrealized holding losses during the period, net of tax of
    $(5) and $(15) in 2000 and 1999, respectively                                                    (13)           (30)
                                                                                                   -----          -----

Comprehensive income                                                                              $1,721         $1,540
                                                                                                   =====          =====

Accumulated comprehensive income (loss)                                                           $ (137)        $   66
                                                                                                   =====          =====


                           Camco Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                 (In thousands)

                                                                                                 2000              1999
Cash flows from operating activities:
  Net earnings for the period                                                                 $ 1,734           $ 1,570
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                                (73)              (88)
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                                              5                (3)
    Amortization of goodwill                                                                       40                37
    Depreciation and amortization                                                                 288                83
    Amortization of purchase accounting adjustments, net                                           10                 9
    Provision for losses on loans                                                                 137                54
    (Gain) loss on sale of real estate acquired through foreclosure                               (33)                4
    Gain on sale of office premises and equipment                                                  (5)               -
    Federal Home Loan Bank stock dividends                                                       (289)             (147)
    Gain on sale of loans                                                                         (64)             (113)
    Loans originated for sale in the secondary market                                         (14,397)          (26,664)
    Proceeds from sale of loans in the secondary market                                        12,857            28,337
    Increase (decrease) in cash, net of acquisition of Westwood Homestead
      Financial Corporation, due to changes in:
      Accrued interest receivable - loans                                                        (331)               62
      Accrued interest receivable - mortgage-backed securities                                      3               (20)
      Accrued interest receivable - investments                                                    (7)              (71)
      Prepaid expenses and other assets                                                        (1,524)             (306)
      Accrued interest and other liabilities                                                      556               576
      Federal income taxes
        Current                                                                                   196               293
        Deferred                                                                                  312               112
                                                                                               ------            ------
         Net cash provided by (used in) operating activities                                     (585)            3,725

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities
    and interest-bearing deposits                                                                  -              2,500
  Principal repayments on mortgage-backed securities                                              660             1,221
  Purchases of investment securities                                                             (750)           (4,521)
  Purchases of mortgage-backed securities                                                          -             (5,080)
  Loan principal repayments                                                                    31,153            68,559
  Loan disbursements                                                                          (66,380)         (101,836)
  Purchases of loans                                                                               -             (1,077)
  Additions to office premises and equipment                                                     (259)             (142)
  Additions to real estate acquired through foreclosure                                            (2)              (13)
  Proceeds from sale of real estate acquired through foreclosure                                  464                74
  Purchase of Federal Home Loan Bank stock                                                       (853)             (827)
  Net increase in cash surrender value of life insurance                                          (66)              (62)
  Purchase of life insurance                                                                       -               (100)
  Purchase of Westwood Homestead Financial Corporation - net                                   (1,879)               -
                                                                                               ------            ------
         Net cash used in investing activities                                                (37,912)          (41,304)
                                                                                               ------            ------

         Net cash used in operating and investing
           activities (balance carried forward)                                               (38,497)          (37,579)
                                                                                               ------            ------

                           Camco Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the three months ended March 31,
                                 (In thousands)

                                                                                                 2000              1999
         Net cash used in operating and investing
           activities (balance brought forward)                                              $(38,497)         $(37,579)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                                     19,992             2,814
  Proceeds from advances from the Federal Home Loan Bank
    and other borrowings                                                                       54,800            31,842
  Repayment of Federal Home Loan Bank advances
    and other borrowings                                                                      (32,045)           (5,876)
  Dividends paid on common stock                                                                 (832)             (616)
  Proceeds from exercise of stock options                                                           8                -
  Decrease in advances by borrowers for taxes and insurance                                    (1,503)             (351)
                                                                                              -------           -------
         Net cash provided by financing activities                                             40,420            27,813
                                                                                              -------           -------

Increase (decrease) in cash and cash equivalents                                                1,923            (9,766)

Cash and cash equivalents at beginning of period                                               16,954            35,815
                                                                                              -------           -------

Cash and cash equivalents at end of period                                                   $ 18,877          $ 26,049
                                                                                              =======           =======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                                      $ 10,962          $  5,726
                                                                                              =======           =======

    Income taxes                                                                             $    175          $    250
                                                                                              =======           =======

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                                     $    (13)         $    (30)
                                                                                              =======           =======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                             $     93          $    669
                                                                                              =======           =======

  Transfers from mortgage loans to real estate acquired through foreclosure                  $    321          $     95
                                                                                              =======           =======

  Liabilities assumed, stock and cash paid in acquisition of Westwood
    Homestead Financial Corporation                                                          $159,698          $     -

  Less:  fair value of assets received                                                        159,486                -
                                                                                              -------           -------

  Amount assigned to goodwill                                                                $    212          $     -
                                                                                              =======           =======


                           Camco Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in Camco's Annual Report on Form 10-K for the year ended December 31, 1999. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the results which may be expected for the entire year.

         In January 2000, Camco Financial Corporation ("Camco", or the "Corporation") acquired Westwood Homestead Financial Corporation ("Westwood") utilizing the purchase method of accounting (the "Merger"). Westwood was dissolved upon consummation of the Merger and Westwood's banking subsidiary, Westwood Homestead Savings Bank, continued operations as a wholly-owned subsidiary of the Corporation. Camco paid $11.1 million in cash and issued 1,304,875 of its common shares in connection with the Merger.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Camco and its six wholly-owned subsidiaries: Cambridge Savings Bank ("Cambridge Savings"), Marietta Savings Bank ("Marietta Savings"), First Federal Savings Bank of Washington Court House ("First Federal"), First Federal Bank for Savings ("First Savings"), Westwood Homestead Savings Bank ("Westwood") (collectively hereinafter "the Banks") and Camco Title Insurance Agency, Inc., as well as two second tier subsidiaries, Camco Mortgage Corporation and WestMar Mortgage Company. All significant intercompany balances and transactions have been eliminated.

3.       Earnings Per Share

         Basic  earnings per share for the three month  periods  ended March 31,
         2000  and  1999,   is  computed   based  on  6,864,553   and  5,742,235
         weighted-average shares outstanding, respectively.

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plans. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 6,905,051 and 5,868,679 for the three month periods ended March 31, 2000 and 1999, respectively.

                           Camco Financial Corporation

3.       Earnings Per Share (continued)

         There were 40,498 and 126,444 incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share for the three month periods ended March 31, 2000 and 1999, respectively.

         Options to purchase 176,059 shares of common stock with a weighted-average exercise price of $11.67 were outstanding at March 31, 2000, but were excluded from the computation of common share equivalents because the exercise prices were greater than the average market price of the common shares.

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

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            For the three month periods ended March 31, 2000 and 1999


General

Camco's profitability depends primarily on the level of its net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on deposit accounts and borrowings. In recent years, Camco's net earnings have been heavily influenced by the level of other income, including gains on sale of loans, loan servicing fees, and other fees. Camco's operations are also influenced by the level of general, administrative and other expenses, including employee compensation and benefits, occupancy and equipment, federal deposit insurance premiums, as well as various other operating expense categories, including federal income tax expense.


Discussion  of Financial  Condition  Changes from December 31, 1999 to March 31,
2000

At March 31, 2000, Camco's consolidated assets totaled $1.0 billion, an increase of $190.3 million, or 23.4%, over the December 31, 1999 total. The increase during the current three month period was primarily due to the acquisition of Westwood which resulted in net asset growth of approximately $159.5 million. The additional increase in total assets was through internal growth primarily in loans receivable, and was funded by deposit growth of $20.0 million and an increase of $22.8 million in advances from the Federal Home Loan Bank ("FHLB").

Cash and interest-bearing deposits in other financial institutions totaled $18.9 million at March 31, 2000, an increase of $1.9 million, or 11.3%, from December 31, 1999 levels. The increase was attributable to the $3.1 million of cash and other interest-bearing deposits acquired through the Merger.

Investment securities totaled $17.9 million at March 31, 2000, an increase of $718,000, or 4.2%, over the total at December 31, 1999. Investment securities purchases of $750,000 were offset by a market valuation adjustment and premium amortization of $33,000.

Mortgage-backed securities totaled $17.0 million at March 31, 2000, an increase of $4.6 million, or 36.7%, over December 31, 1999, due primarily to the mortgage-backed securities acquired through the Merger totaling $5.2 million, which was partially offset by principal repayments totaling $660,000 and a market valuation adjustment of $10,000.

Loans receivable and loans held for sale increased by $175.1 million, or 24.1%, during the three months ended March 31, 2000, to a total of $901.4 million. The increase resulted primarily from loans acquired through the Merger totaling $142.0 million and loan disbursements totaling $80.8 million, which were partially offset by principal repayments of $31.2 million and loan sales of $12.8 million. The volume of loans originated and purchased during the 2000 three month period was exceeded by that of the 1999 period by $48.8 million, or 37.7%, while the volume of loan sales decreased by $15.5 million year to year. Loans held for sale totaled $4.8 million at March 31, 2000, compared to $3.2 million at December 31, 1999.

During the first quarter of 2000, continued rising interest rates have shifted consumer preference from fixed-rate mortgages to adjustable-rate mortgages
(ARMs). The majority of loans originated in 2000 have been ARMs and, consistent with its past practice, Camco has retained most of the ARMs in its portfolio.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 2000 and 1999


Discussion of Financial Condition Changes from December 31, 1999 to March 31, 2000 (continued)

Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $4.2 million and $4.0 million at March 31, 2000 and December 31, 1999, respectively, constituting .47% and .55% of total net loans, including loans held for sale, at those dates. Nonperforming loans consist primarily of one- to four-family residential properties which management believes are adequately collateralized. The consolidated allowance for loan losses totaled $2.6 million and $1.9 million at March 31, 2000 and December 31, 1999, respectively, representing 62.1% and 46.9% of nonperforming loans, respectively, at those dates. The allowance for loan losses was increased as a result of the Merger by $641,000 which represents the allowance maintained by Westwood prior to the Merger. Although management believes that its allowance for loan losses at March 31, 2000, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

Deposits  totaled  $582.1  million  at March 31,  2000,  an  increase  of $120.3 million, or 26.1%, over December 31, 1999 levels. The increase resulted primarily from deposits of $100.3 million acquired in the Merger coupled with deposit portfolio growth of $20.0 million, or 4.3%, which resulted primarily from management's continuing efforts to achieve a moderate rate of growth through advertising and pricing strategies. Advances from the FHLB increased by $58.0 million, or 20.8%, to a total of $337.1 million at March 31, 2000. The increase was due primarily to net current period borrowings totaling $22.8 million, coupled with advances of $35.2 million acquired through the Merger. The proceeds from deposit growth and FHLB advances were primarily used to fund loan originations during the three month period.

The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2000, the Banks' regulatory capital exceeded all regulatory capital requirements.


Comparison of Results of Operations for the Three Months Ended March 31, 2000 and 1999

General

The inclusion of the accounts of Westwood, which Camco acquired in January 2000 in a transaction accounted for using the purchase method of accounting, significantly contributed to the increases in the level of income and expenses during the three months ended March 31, 2000, compared to the three months ended March 31, 1999. Accordingly, the statement of earnings for the period ended March 31, 1999, was not restated for the Merger.

Camco's net earnings for the three months ended March 31, 2000 totaled $1.7 million, an increase of $164,000, or 10.4%, over the $1.6 million of net earnings reported in the comparable 1999 period. The increase in earnings was primarily attributable to a $1.7 million increase in net interest income, which was partially offset by a decrease in other income of $445,000, an $883,000 increase in general, administrative and other expense, an $83,000 increase in the provision for federal income taxes and an $83,000 increase in the provision for loan losses.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 2000 and 1999


Comparison of Results of Operations for the Three Months Ended March 31, 2000 and 1999 (continued)

Net Interest Income

Total interest income for the three months ended March 31, 2000, increased by $6.3 million, or 54.8%, over the three month period ended March 31, 1999, generally reflecting the effects of growth in average interest-earning assets outstanding of approximately $286.5 million.

Interest income on loans and mortgage-backed securities totaled $17.0 million for the three months ended March 31, 2000, an increase of $6.2 million, or 57.4%, over the comparable 1999 period. The increase resulted primarily from a $301.3 million, or 53.5%, increase in the average balance outstanding year to year, and a 44 basis point increase in the average yield. Interest income on investments and other interest-bearing assets increased by $69,000, or 10.9%, due primarily to an increase of 142 basis points in the weighted-average yield, which was partially offset by a $5.8 million, or 12.4%, decrease in the average balance outstanding year to year.

Interest expense on deposits increased by $1.7 million, or 36.2%, to a total of $6.4 million for the three months ended March 31, 2000, due primarily to a $120.3 million, or 26.1%, increase in deposits over the prior year and an increase of 40 basis points in the weighted-average interest rates paid. Interest expense on borrowings totaled $4.7 million for the three months ended March 31, 2000, an increase of $2.9 million, or 160.8%, over the 1999 three month period. The increase resulted primarily from a $174.9 million increase in the average balance outstanding year to year and an increase of 42 basis points in the weighted-average interest rates paid.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.7 million, or 33.8%, to a total of $6.6 million for the three months ended March 31, 2000. The interest rate spread decreased to approximately 2.65% for the three months ended March 31, 2000, from 2.89% for the 1999 period, while the net interest margin decreased to approximately 2.90% in 2000, as compared to 3.17% in the first quarter of 1999.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Camco, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Camco's market area, and other factors related to the collectibility of Camco's loan portfolio. The provision for losses on loans totaled $137,000 for the three months ended March 31, 2000, an increase of $83,000, or 153.7%, from the comparable period in 1999. The current period provision generally reflects the effects of loan portfolio growth. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming loans in the future.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 2000 and 1999


Comparison of Results of Operations for the Three Months Ended March 31, 2000 and 1999 (continued)

Other Income

Other income totaled $1.1 million for the three months ended March 31, 2000, a decrease of $445,000, or 28.4%, from the comparable 1999 period. The decrease in other income was primarily attributable to a $625,000, or 79.9%, decrease in gains on sale of loans and a decrease of $146,000, or 23.7%, in late charges, rent and other. The decrease in gains on sale of loans primarily reflects a reduction in sales volume year to year. The decrease in late charges, rent and other was primarily attributable to a $141,000 decrease in title company fees compared to the same quarter in 1999.

General, Administrative and Other Expense

General, administrative and other expense totaled $4.9 million for the three months ended March 31, 2000, an increase of $883,000, or 21.8%, over the comparable period in 1999. This increase was due primarily to a $633,000, or 34.7%, increase in employee compensation and benefits, a $146,000, or 24.9%, increase in occupancy and equipment and a $75,000, or 34.7%, increase in franchise taxes, which were partially offset by a decrease in federal deposit insurance premiums of $45,000, or 60.8%.

The acquisition of Westwood accounted for $638,000, or 72.3%, of the total increase in general, administrative and other expenses. Exclusive of the effects of the Merger, the increase in employee compensation and benefits resulted primarily from normal merit increased coupled with increased staffing levels due to Camco's overall growth year to year, the increase in office occupancy and equipment expense increased due to increased depreciation and increased building maintenance costs and franchise taxes increased due primarily to the Corporation's equity growth year to year.

Federal Income Taxes

The provision for federal income taxes totaled $882,000 for the three months ended March 31, 2000, an increase of $83,000, or 10.4%, from the three months ended March 31, 1999. This increase is attributable to a $247,000, or 10.4%, increase in pre-tax earnings. The Corporation's effective tax rate amounted to 33.7% for each of the three months ended March 31, 2000 and 1999.

Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Corporation's market risk since the Corporation's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

                           Camco Financial Corporation
                                     PART II

ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds

         None

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                15                        Independent Accountants' Report

                27.1 Financial data schedule for the three months ended March 31, 2000.

                27.2 Restated financial data schedule for the three months ended March 31, 1999.

         (b)  Reports on Form 8-K:
                                          On January 21, 2000,  Camco filed a
                                          Form 8-K reporting the closing of its
                                          acquisition of Westwood in Item 2.

                                          On March  21,  2000,  Camco filed  a
                                          Form 8-K/A which included the audited
                                          financial statements of Westwood.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    May 12, 2000                  By: /s/Larry A. Caldwell
     ----------------------------          --------------------
                                           Larry A. Caldwell
                                           Chief Executive Officer




Date:    May 12, 2000                  By: /s/Gary Crane
     -----------------------------         --------------------
                                           Gary Crane
                                           Chief Financial Officer