Form 10-Q
period 2000-06-30
CAMCO FINANCIAL CORP
filed 2000-08-14
CIK 16614

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2000
                               ----------------------------------------------

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

                    6901 Glenn Highway, Cambridge, Ohio 43725
------------------------------------------------------------------------------
                     (Address of principal executive office)

Registrant's telephone number, including area code: (740) 435-2020

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [  ]

As of August 11, 2000, the latest practicable date, 6,931,897.2 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.












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

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                             June 30,      December 31,
         ASSETS                                                                                  2000              1999
Cash and due from banks                                                                    $   14,893          $ 16,707
Interest-bearing deposits in other financial institutions                                       2,982               247
                                                                                            ---------           -------
         Cash and cash equivalents                                                             17,875            16,954

Investment securities available for sale - at market                                              261               273
Investment securities held to maturity - at cost, approximate market value of $16,957
  and $16,452 as of June 30, 2000 and December 31, 1999                                        17,436            16,864
Mortgage-backed securities available for sale - at market                                      10,745             6,475
Mortgage-backed securities held to maturity - at cost, approximate market value of
  $5,452 and $5,818 as of June 30, 2000 and December 31, 1999                                   5,560             5,944
Loans held for sale - at lower of cost or market                                                4,747             3,183
Loans receivable - net                                                                        925,598           723,042
Office premises and equipment - net                                                            14,260            11,706
Real estate acquired through foreclosure                                                          328               419
Federal Home Loan Bank stock - at cost                                                         18,608            14,605
Accrued interest receivable on loans                                                            5,266             3,890
Accrued interest receivable on mortgage-backed securities                                         118                78
Accrued interest receivable on investment securities and interest-bearing deposits                270               252
Prepaid expenses and other assets                                                               1,614               888
Cash surrender value of life insurance                                                          5,865             5,657
Goodwill and other intangible assets                                                            3,220             3,252
                                                                                            ---------           -------

         Total assets                                                                      $1,031,771          $813,482
                                                                                            =========           =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $  589,671          $461,787
Advances from the Federal Home Loan Bank                                                      357,410           279,125
Advances by borrowers for taxes and insurance                                                   1,685             3,360
Accounts payable and accrued liabilities                                                        4,660             3,006
Dividends payable                                                                                 832               832
Accrued federal income taxes                                                                      241               133
Deferred federal income taxes                                                                   1,076             2,630
                                                                                             ---------           -------
         Total liabilities                                                                    955,575           750,873

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares;
    no shares outstanding                                                                          -                 -
  Common stock - $1 par value; authorized, 14,900,000 shares, 7,057,917 and
    5,752,310 shares issued at June 30, 2000 and December 31, 1999, respectively                7,058             5,752
  Additional paid-in capital                                                                   41,551            30,351
  Retained earnings - substantially restricted                                                 29,123            27,205
  Less 126,019 and 41,888 shares of treasury stock - at cost                                   (1,416)             (575)
  Accumulated comprehensive loss, unrealized losses on securities designated
    as available for sale, net of related tax effects                                            (120)             (124)
                                                                                            ---------           -------
         Total stockholders' equity                                                            76,196            62,609
                                                                                            ---------           -------

         Total liabilities and stockholders' equity                                        $1,031,771          $813,482
                                                                                            =========           =======

                           Camco Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                                            Six months ended          Three months ended
                                                                                 June 30,                  June 30,
                                                                            2000         1999         2000         1999
Interest income
  Loans                                                                  $34,601      $22,030      $17,932      $11,392
  Mortgage-backed securities                                                 577          341          288          204
  Investment securities                                                      570          394          295          198
  Interest-bearing deposits and other                                        875          786          451          351
                                                                          ------       ------       ------       ------
         Total interest income                                            36,623       23,551       18,966       12,145

Interest expense
  Deposits                                                                13,204        9,417        6,802        4,715
  Borrowings                                                              10,120        4,022        5,428        2,224
                                                                          ------       ------       ------       ------
         Total interest expense                                           23,324       13,439       12,230        6,939
                                                                          ------       ------       ------       ------

         Net interest income                                              13,299       10,112        6,736        5,206

Provision for losses on loans                                                292          123          156           69
                                                                          ------       ------       ------       ------

         Net interest income after provision
           for losses on loans                                            13,007        9,989        6,580        5,137

Other income
  Late charges, rent and other                                               996        1,203          527          587
  Loan servicing fees                                                        406          199          112          140
  Service charges and other fees on deposits                                 343          260          180          148
  Gain on sale of loans                                                      626        1,331          469          549
  Gain (loss) on sale of real estate acquired through foreclosure             36          (13)           4           (9)
  Gain on sale of investment and mortgage-backed securities
    designated as available for sale                                           5           -             5           -
  Gain on sale of property and equipment                                       9           -             4           -
                                                                          ------       ------       ------       ------
         Total other income                                                2,421        2,980        1,301        1,415

General, administrative and other expense
  Employee compensation and benefits                                       4,727        3,796        2,271        1,972
  Occupancy and equipment                                                  1,510        1,207          778          621
  Federal deposit insurance premiums                                          58          147           29           73
  Data processing                                                            686          449          403          219
  Advertising                                                                401          330          212          187
  Franchise taxes                                                            553          438          262          223
  Amortization of goodwill                                                    75           75           35           37
  Other operating                                                          2,014        2,012        1,103        1,074
                                                                          ------       ------       ------       ------
         Total general, administrative and other expense                  10,024        8,454        5,093        4,406
                                                                          ------       ------       ------       ------

         Earnings before federal income taxes                              5,404        4,515        2,788        2,146

Federal income taxes
  Current                                                                  1,794        1,250        1,224          563
  Deferred                                                                    51          279         (261)         167
                                                                          ------       ------       ------       ------
         Total federal income taxes                                        1,845        1,529          963          730
                                                                          ------       ------       ------       ------

         NET EARNINGS                                                    $ 3,559      $ 2,986      $ 1,825      $ 1,416
                                                                          ======       ======       ======       ======

         EARNINGS PER SHARE
           Basic                                                            $.52         $.52         $.26         $.25
                                                                             ===          ===          ===          ===

           Diluted                                                          $.51         $.51         $.26         $.24
                                                                             ===          ===          ===          ===

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                        Six months ended              Three months ended
                                                                            June 30,                       June 30,
                                                                       2000         1999              2000         1999
Net earnings                                                         $3,559       $2,986            $1,825       $1,416

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) during the
    period, net of tax of $3, $(62), $3 and $(46)                         7         (120)                7          (90)

  Reclassification adjustment for realized gains
    included in net earnings, net of tax of $2 for
    the six and three months ended June 30, 2000                         (3)          -                 (3)          -
                                                                      -----        -----             -----        -----

Comprehensive income                                                 $3,563       $2,866            $1,829       $1,326
                                                                      =====        =====             =====        =====

Accumulated comprehensive loss                                       $ (120)      $  (24)           $ (120)      $  (24)
                                                                      =====        =====             =====        =====

                           Camco Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the six months ended June 30,
                                 (In thousands)

                                                                                                 2000              1999
Cash flows from operating activities:
  Net earnings for the period                                                                $  3,559          $  2,986
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                               (169)             (196)
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                                             13                 3
    Amortization of goodwill                                                                       75                75
    Amortization of purchase accounting adjustments - net                                        (272)               19
    Depreciation and amortization                                                                 598               570
    Provision for losses on loans                                                                 292               123
    (Gain) loss on sale of real estate acquired through foreclosure                               (36)               13
    Federal Home Loan Bank stock dividends                                                       (612)             (313)
    Gain on sale of loans                                                                        (227)             (236)
    Gain on sale of property and equipment                                                         (9)               -
    Gain on sale of investment and mortgage-backed securities designated
      as available for sale                                                                        (5)               -
    Loans originated for sale in the secondary market                                         (38,675)          (52,574)
    Proceeds from sale of loans in the secondary market                                        37,338            58,309
    Increase (decrease) in cash, net of acquisition of Westwood Homestead Financial
    Corporation, due to changes in:
      Accrued interest receivable                                                                (636)             (115)
      Prepaid expenses and other assets                                                          (611)             (866)
      Accrued interest and other liabilities                                                    1,548               310
      Federal income taxes:
        Current                                                                                  (305)             (395)
        Deferred                                                                                   51               279
                                                                                              -------           -------
         Net cash provided by operating activities                                              1,917             7,992

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities and interest-bearing deposits                 185             5,000
  Purchases of investment securities designated as held to maturity                              (750)           (7,498)
  Purchases of investments designated as available for sale                                        -                (22)
  Purchase of mortgage-backed securities designated as available for sale                          -             (5,080)
  Principal repayments on mortgage-backed securities                                            1,331             1,807
  Loan principal repayments                                                                    74,158           120,991
  Loan disbursements                                                                         (136,989)         (201,700)
  Purchases of loans                                                                           (1,791)          (21,068)
  Additions to office premises and equipment                                                   (1,049)             (689)
  Additions to real estate acquired through foreclosure                                           (37)              (44)
  Proceeds from sale of real estate acquired through foreclosure                                  794               126
  Purchase of Federal Home Loan Bank stock                                                     (2,054)           (1,778)
  Proceeds from sale of Federal Home Loan Bank stock                                              504                -
  Net increase in cash surrender value of life insurance                                         (128)             (124)
  Purchase of cash surrender life insurance                                                       (80)             (250)
  Purchase of Westwood Homestead Financial Corporation                                         (1,879)               -
                                                                                              -------           -------
         Net cash used in investing activities                                                (67,785)         (110,329)
                                                                                              -------           -------

         Net cash used in operating and investing activities
           (balance carried forward)                                                          (65,868)         (102,337)
                                                                                              -------           -------

                           Camco Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                        For the six months ended June 30,
                                 (In thousands)

                                                                                                 2000              1999
         Net cash used in operating and investing activities
           (balance brought forward)                                                         $(65,868)        $(102,337)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                                     27,568            14,535
  Proceeds from Federal Home Loan Bank advances and other borrowings                          164,000            93,756
  Repayment of Federal Home Loan Bank advances and other borrowings                          (120,488)          (19,319)
  Dividends paid on common stock                                                               (1,664)           (1,274)
  Proceeds from exercise of stock options                                                           8                -
  Decrease in advances by borrowers for taxes and insurance                                    (2,635)             (473)
  Purchase of treasury shares                                                                      -               (340)
                                                                                              -------          --------
         Net cash provided by financing activities                                             66,789            86,885
                                                                                              -------          --------

Increase (decrease) in cash and cash equivalents                                                  921           (15,452)

Cash and cash equivalents at beginning of period                                               16,954            35,815
                                                                                              -------          --------

Cash and cash equivalents at end of period                                                   $ 17,875         $  20,363
                                                                                              =======          ========


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                                      $ 23,366         $  12,612
                                                                                              =======          ========

    Income taxes                                                                             $  1,804         $     928
                                                                                              =======          ========

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                     $      4         $    (120)
                                                                                              =======          ========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                             $    399         $   1,095
                                                                                              =======          ========

  Transfers from loans to real estate acquired through foreclosure                           $    479         $     747
                                                                                              =======          ========

  Liabilities assumed, stock and cash paid in acquisition of Westwood
    Homestead Financial Corporation                                                          $159,698         $      -

  Less:  fair value of assets received                                                        159,698                -
                                                                                              -------          --------

  Amount assigned to goodwill                                                              $       -          $      -
                                                                                              =======          ========

                           Camco Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in Camco's Annual Report on Form 10-K for the year ended December 31, 1999. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six and three month periods ended June 30, 2000, are not necessarily indicative of the results which may be expected for the entire year.

         In January 2000, Camco Financial Corporation ("Camco", or the "Corporation") acquired Westwood Homestead Financial Corporation ("Westwood Financial") utilizing the purchase method of accounting (the "Merger"). Westwood Financial was dissolved upon consummation of the Merger and Westwood Financial's banking subsidiary, Westwood Homestead Savings Bank, continued operations as a wholly-owned subsidiary of the Corporation. Camco paid $11.1 million in cash and issued 1,304,875 of its common shares in connection with the Merger.

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

3.       Earnings Per Share

         Basic earnings per share for the six and three month periods ended June 30, 2000, is computed based on 6,898,226 and 6,931,898 weighted-average shares outstanding during the respective periods.

         Basic earnings per share for the six and three month periods ended June 30, 1999, is computed based on 5,738,710 and 5,736,175 weighted-average shares outstanding during the respective periods.

                           Camco Financial Corporation

3.       Earnings Per Share (continued)

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plans. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 6,935,820 and 6,960,455 for the six and three month periods ended June 30, 2000, and 5,856,153 and 5,844,063 for the six and three month periods ended June 30, 1999, respectively.

         Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share for the six and three month periods ended June 30, 2000, totaled 37,594 and 28,557, respectively, and totaled 117,443 and 107,888 for the six and three month periods ended June 30, 1999, respectively.

         Options to purchase 432,795 shares of common stock with a weighted-average exercise price of $12.16 were outstanding at June 30, 2000, but were excluded from the computation of common share equivalents for the six months ended June 30, 2000, because the exercise prices were greater than the average market price of the common shares.

         Options to purchase 485,331 shares of common stock with a weighted-average exercise price of $11.81 were outstanding at June 30, 2000, but were excluded from the computation of common share equivalents for the three months ended June 30, 2000, because the exercise prices were greater than the average market price of the common shares.


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

        For the three and six month periods ended June 30, 2000 and 1999


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


Discussion  of Financial  Condition  Changes from  December 31, 1999 to June 30,
2000

At June 30, 2000, Camco's consolidated assets totaled $1.0 billion, an increase of $218.3 million, or 26.8%, over the December 31, 1999 total. The increase was primarily due to the acquisition of Westwood, in January 2000, which resulted in net asset growth of approximately $159.5 million and deposit growth of $100.3. The additional increase in total assets was through internal growth, primarily in loans receivable, and was funded by deposit growth of $27.6 million and an increase of $78.3 million in advances from the Federal Home Loan Bank ("FHLB").

Cash and interest-bearing deposits in other financial institutions totaled $17.9 million at June 30, 2000, an increase of $921,000, or 5.4%, from December 31, 1999 levels. Investment securities totaled $17.7 million at June 30, 2000, an increase of $560,000, or 3.3%, over the total at December 31, 1999. Investment securities purchases totaled $750,000, while maturities amounted to $185,000 during the six-month period ended June 30, 2000.

Mortgage-backed securities totaled $16.3 million at June 30, 2000, an increase of $3.9 million, or 31.3%, over December 31, 1999, due primarily to the $5.2 million of mortgage-backed securities acquired through the Merger, which was partially offset by principal repayments totaling $1.3 million.

Loans receivable and loans held for sale increased by $204.1 million, or 28.1%, during the six months ended June 30, 2000, to a total of $930.3 million. The increase resulted primarily from loans acquired through the Merger totaling $142.0 million and loan disbursements totaling $177.5 million, which were partially offset by principal repayments of $74.2 million and loan sales of $37.1 million. The volume of loans originated and purchased during the 2000 six month period was exceeded by that of the 1999 period by $97.9 million, or 35.6%, while the volume of loan sales decreased by $21.0 million year to year. Loan origination volume and loan sales have been effected during the 2000 period by the overall increase in interest rates in the economy. Loans held for sale totaled $4.7 million at June 30, 2000, compared to $3.2 million at December 31, 1999.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 2000 and 1999


Discussion of Financial Condition Changes from December 31, 1999 to June 30, 2000 (continued)

During the six months ended June 30, 2000, continued rising interest rates shifted consumer preference from fixed-rate mortgages to adjustable-rate mortgages ("ARMs"). The majority of loans originated by Camco in 2000 have been ARMs and, consistent with its past practice, Camco has retained most of the ARMs in its portfolio.

Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $5.0 million and $4.0 million at June 30, 2000 and December 31, 1999, respectively, constituting .54% and .55% of total net loans, including loans held for sale, at those dates. Nonperforming loans consist primarily of one- to four-family residential properties which management believes are adequately collateralized. The consolidated allowance for loan losses totaled $2.7 million and $1.9 million at June 30, 2000 and December 31, 1999, respectively, representing 54.0% and 46.9% of nonperforming loans, respectively, at those dates. The allowance for loan losses was increased as a result of the Merger by $641,000 which represents the allowance maintained by Westwood prior to the Merger. Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances at June 30, 2000, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

Deposits totaled $589.7 million at June 30, 2000, an increase of $127.9 million, or 27.7%, over December 31, 1999 levels. The increase resulted primarily from deposits of $100.3 million acquired in the Merger coupled with deposit portfolio growth of $27.6 million, or 6.0%, which resulted primarily from management's continuing efforts to achieve a moderate rate of growth through advertising and pricing strategies. Advances from the Federal Home Loan Bank ("FHLB") increased by $78.3 million, or 28.0%, to a total of $357.4 million at June 30, 2000. The increase was due primarily to net current period borrowings totaling $43.5 million, coupled with advances of $35.2 million acquired through the Merger. The proceeds from deposit growth and FHLB advances were primarily used to fund loan originations during the six month period.

The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2000, the Banks' regulatory capital exceeded all regulatory capital requirements.


Comparison of Results of Operations for the Six Months Ended June 30, 2000 and 1999

General

The inclusion of the accounts of Westwood, which Camco acquired in January 2000 in a transaction accounted for using the purchase method of accounting, significantly contributed to the increases in the level of income and expenses during the six and three months ended June 30, 2000, compared to the six and three months ended June 30, 1999. The statements of earnings for the six and three month periods ended June 30, 1999, were not restated for the Merger.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 2000 and 1999


Comparison of Results of Operations for the Six Months Ended June 30, 2000 and 1999 (continued)

General (continued)

Camco's  net  earnings  for the six months  ended  June 30,  2000  totaled  $3.6 million, an increase of $573,000, or 19.2%, over the $3.0 million of net earnings reported in the comparable 1999 period. The increase in earnings was primarily attributable to a $3.2 million increase in net interest income, which was partially offset by a $169,000 increase in the provision for losses on loans, a decrease in other income of $559,000, a $1.6 million increase in general, administrative and other expense and a $316,000 increase in the provision for federal income taxes.

Net Interest Income

Total interest income for the six months ended June 30, 2000, increased by $13.1 million, or 55.5%, over the six month period ended June 30, 1999, generally reflecting the effects of growth in average interest-earning assets of approximately $294.0 million.

Interest income on loans and mortgage-backed securities totaled $35.2 million for the six months ended June 30, 2000, an increase of $12.8 million, or 57.2%, over the comparable 1999 period. The increase resulted primarily from a $296.5 million, or 49.6%, increase in the average balance outstanding year to year, and a 38 basis point increase in the average yield. Interest income on investments and other interest-bearing assets increased by $265,000, or 22.5%, due primarily to an increase of 159 basis points in the weighted-average yield, which was partially offset by a $2.5 million, or 5.6%, decrease in the average balance outstanding year to year.

Interest expense on deposits increased by $3.8 million, or 40.2%, to a total of $13.2 million for the six months ended June 30, 2000, due primarily to a $119.2 million, or 26.6%, increase in average deposits outstanding over the prior year and an increase of 45 basis points in the weighted-average interest rates paid. Interest expense on borrowings totaled $10.1 million for the six months ended June 30, 2000, an increase of $6.1 million, or 151.6%, over the 1999 six month period. The increase resulted primarily from a $168.3 million, or 107.5%, increase in the average balance outstanding year to year and an increase of 109 basis points in the weighted-average interest rates paid.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $3.2 million, or 31.5%, to a total of $13.3 million for the six months ended June 30, 2000. The interest rate spread decreased to approximately 2.59% for the six months ended June 30, 2000, from 2.88% for the 1999 period, while the net interest margin decreased to approximately 2.84% in 2000, compared to 3.15% in 1999.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 2000 and 1999


Comparison of Results of Operations for the Six Months Ended June 30, 2000 and 1999 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Camco, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Camco's market area, and other factors related to the collectibility of Camco's loan portfolio. The provision for losses on loans totaled $292,000 for the six months ended June 30, 2000, an increase of $169,000 over the comparable period in 1999. The current period provision generally reflects the effects of loan portfolio growth. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming loans in the future.

Other Income

Other income totaled $2.4 million for the six months ended June 30, 2000, a decrease of $559,000, or 18.8%, from the comparable 1999 period. The decrease in other income was primarily attributable to a $705,000, or 53.0%, decrease in gains on sale of loans and a decrease of $207,000, or 17.2%, in late charges, rent and other. The decrease in gains on sale of loans primarily reflects a reduction in sales volume year to year, due primarily to the overall increase in interest rates in the economy. The decrease in late charges, rent and other was primarily attributable to a $176,000 decrease in title company fees compared to the same period in 1999.

General, Administrative and Other Expense

General, administrative and other expense totaled $10.0 million for the six months ended June 30, 2000, an increase of $1.6 million, or 18.6%, over the comparable period in 1999. This increase was due primarily to a $931,000, or 24.5%, increase in employee compensation and benefits, a $303,000, or 25.1%, increase in occupancy and equipment, a $115,000, or 26.3%, increase in franchise taxes and a $237,000, or 52.8%, increase in data processing expense, which were partially offset by a decrease in federal deposit insurance premiums of $89,000, or 60.5%.

The acquisition of Westwood accounted for $1.3 million, or 81.3%, of the total increase in general, administrative and other expenses. Exclusive of the effects of the Merger, the increase in employee compensation and benefits resulted primarily from normal merit increases coupled with increased staffing levels due to Camco's overall growth year to year. The increase in office occupancy and equipment expense was due to increased depreciation and increased building maintenance costs and franchise taxes increased due primarily to the Corporation's equity growth year to year.

Federal Income Taxes

The provision for federal income taxes totaled $1.8 million for the six months ended June 30, 2000, an increase of $316,000, or 20.7%, over the six months ended June 30, 1999. This increase was attributable to a $889,000, or 19.7%, increase in pre-tax earnings. The Corporation's effective tax rate amounted to 34.1% and 33.9% for the six months ended June 30, 2000 and 1999.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 2000 and 1999


Comparison of Results of Operations for the Three Months Ended June 30, 2000 and 1999

General

Camco's net earnings for the three months ended June 30, 2000 totaled $1.8 million, an increase of $409,000, or 28.9%, over the $1.4 million of net earnings reported in the comparable 1999 period. The increase in earnings was primarily attributable to a $1.5 million increase in net interest income, which was partially offset by a decrease in other income of $114,000, a $687,000 increase in general, administrative and other expense, a $233,000 increase in the provision for federal income taxes and an $87,000 increase in the provision for loan losses.

Net Interest Income

Total interest income for the three months ended June 30, 2000, increased by $6.8 million, or 56.2%, over the three month period ended June 30, 1999, generally reflecting the effects of growth in average interest-earning assets outstanding of approximately $310.0 million, or 46.7%.

Interest income on loans and mortgage-backed securities totaled $18.2 million for the three months ended June 30, 2000, an increase of $6.6 million, or 57.1%, over the comparable 1999 period. The increase resulted primarily from a $307.6 million, or 49.4%, increase in the average balance outstanding year to year, and a 38 basis point increase in the average yield. Interest income on investments and other interest-bearing assets increased by $197,000, or 35.9%, due primarily to an increase of 152 basis points in the weighted-average yield, coupled with a $2.4 million, or 5.9%, increase in the average balance outstanding year to year.

Interest expense on deposits increased by $2.1 million, or 44.3%, to a total of $6.8 million for the three months ended June 30, 2000, due primarily to a $135.4 million, or 29.9%, increase in average deposits outstanding over the prior year and an increase of 46 basis points in the weighted-average interest rates paid. Interest expense on borrowings totaled $5.4 million for the three months ended June 30, 2000, an increase of $3.2 million, or 144.1%, over the 1999 three month period. The increase resulted primarily from a $165.9 million, or 96.0%, increase in the average balance outstanding year to year coupled with an increase of 126 basis points in the weighted-average interest rates paid.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.5 million, or 29.4%, to a total of $6.7 million for the three months ended June 30, 2000. The interest rate spread decreased to approximately 2.51% for the three months ended June 30, 2000, from 2.89% for the 1999 period, while the net interest margin decreased to approximately 2.77% in 2000, compared to 3.36% in 1999.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 2000 and 1999


Comparison of Results of Operations for the Three Months Ended June 30, 2000 and 1999 (continued)

Provision for Losses on Loans

Based on historical experience, the volume and type of lending conducted by Camco, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Camco's market area, and other factors related to the collectibility of Camco's loan portfolio. The provision for losses on loans totaled $156,000 for the three months ended June 30, 2000, an increase of $87,000 from the comparable period in 1999. The current period provision generally reflects the effects of loan portfolio growth. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming loans in the future.

Other Income

Other income totaled $1.3 million for the three months ended June 30, 2000, a decrease of $114,000, or 8.1%, from the comparable 1999 period. The decrease in other income was primarily attributable to an $80,000, or 14.6%, decrease in gains on sale of loans and a decrease of $60,000, or 10.2%, in late charges, rent and other, which were partially offset by a $32,000, or 21.6%, increase in service charges on deposits. The decrease in gains on sale of loans primarily reflects a reduction in sales volume year to year. The decrease in late charges, rent and other was primarily attributable to a $33,000 decrease in title company fees compared to the same quarter in 1999.

General, Administrative and Other Expense

General, administrative and other expense totaled $5.1 million for the three months ended June 30, 2000, an increase of $687,000, or 15.6%, over the comparable period in 1999. This increase was due primarily to a $299,000, or 15.2%, increase in employee compensation and benefits, a $157,000, or 25.3%, increase in occupancy and equipment, a $39,000, or 17.5%, increase in franchise taxes and a $184,000, or 84.0%, increase in data processing expense, which were partially offset by a decrease in federal deposit insurance premiums of $44,000, or 60.3%.

Federal Income Taxes

The provision for federal income taxes totaled $963,000 for the three months ended June 30, 2000, an increase of $233,000, or 31.9%, over the three months ended June 30, 1999. This increase is attributable to a $642,000, or 29.9%, increase in pre-tax earnings. The Corporation's effective tax rate amounted to 34.5% and 34.0% for the three months ended June 30, 2000 and 1999, respectively.

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

         None

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On  May  23,   2000,   Camco  held  its   Annual   Meeting  of
         Stockholders. One matter was submitted to stockholders for which the following votes were cast:

         Three directors were elected to terms expiring in 2002, as follows:

                                             For                   Withheld

          Robert C. Dix, Jr.              5,776,097                101,352
          Kenneth R. Elshoff              5,775,461                101,988
          Paul D. Leake                   5,774,413                103,036

ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                15                    Independent Accountants' Report

                27 Financial data schedule for the six months ended June 30, 2000.

         (b)  Reports on Form 8-K:    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    August 14, 2000                       By: /s/Larry A. Caldwell
     -----------------------------                 ---------------------------
                                                   Larry A. Caldwell
                                                   Chief Executive Officer




Date:    August 14, 2000                       By: /s/Gary Crane
     -----------------------------                 ---------------------------
                                                   Gary Crane
                                                   Chief Financial Officer