Form 10-Q
period 2000-09-30
CAMCO FINANCIAL CORP
filed 2000-11-14
CIK 16614

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2000
                               ----------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 0-25196

                           CAMCO FINANCIAL CORPORATION
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      51-0110823
-------------------------------          --------------------------------------
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

Yes [X]           No [   ]

As of November 10, 2000, the latest practicable date, 6,931,897.2 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.












                               Page 1 of 19 pages

                           Camco Financial Corporation

                                      INDEX

                                                                         Page

PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                    3

          Consolidated Statements of Earnings                               4

          Consolidated Statements of Comprehensive Income                   5

          Consolidated Statements of Cash Flows                             6

          Notes to Consolidated Financial Statements                        8

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                       11

          Quantitative and Qualitative Disclosures about
          Market Risk                                                      17


PART II - OTHER INFORMATION                                                18

SIGNATURES                                                                 19

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                        September 30,      December 31,
         ASSETS                                                                                  2000              1999
Cash and due from banks                                                                    $   14,901          $ 16,707
Interest-bearing deposits in other financial institutions                                       7,688               247
                                                                                            ---------           -------
         Cash and cash equivalents                                                             22,589            16,954

Investment securities available for sale - at market                                              272               273
Investment securities held to maturity - at cost, approximate market value of $17,157
  and $16,452 as of September 30, 2000 and December 31, 1999                                   17,436            16,864
Mortgage-backed securities available for sale - at market                                      10,287             6,475
Mortgage-backed securities held to maturity - at cost, approximate market value of
  $5,349 and $5,818 as of September 30, 2000 and December 31, 1999                              5,416             5,944
Loans held for sale - at lower of cost or market                                                5,924             3,183
Loans receivable - net                                                                        917,154           723,042
Office premises and equipment - net                                                            14,002            11,706
Real estate acquired through foreclosure                                                          440               419
Federal Home Loan Bank stock - at cost                                                         18,981            14,605
Accrued interest receivable on loans                                                            5,740             3,890
Accrued interest receivable on mortgage-backed securities                                         114                78
Accrued interest receivable on investment securities and interest-bearing deposits                260               252
Prepaid expenses and other assets                                                               1,273               888
Cash surrender value of life insurance                                                          5,932             5,657
Goodwill and other intangible assets                                                            3,140             3,252
                                                                                            ---------           -------

         Total assets                                                                      $1,028,960          $813,482
                                                                                            =========           =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $  620,208          $461,787
Advances from the Federal Home Loan Bank                                                      321,483           279,125
Advances by borrowers for taxes and insurance                                                   2,977             3,360
Accounts payable and accrued liabilities                                                        4,353             3,006
Dividends payable                                                                                 832               832
Accrued federal income taxes                                                                      480               133
Deferred federal income taxes                                                                   1,089             2,630
                                                                                            ---------           -------
         Total liabilities                                                                    951,422           750,873

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares;
    no shares outstanding                                                                          -                 -
  Common stock - $1 par value; authorized 14,900,000 shares, 7,057,917 and
    5,752,310 shares issued at September 30, 2000 and December 31, 1999, respectively           7,058             5,752
  Additional paid-in capital                                                                   41,551            30,351
  Retained earnings - substantially restricted                                                 30,439            27,205
  Less 126,019 and 41,888 shares of treasury stock - at cost                                   (1,416)             (575)
  Accumulated comprehensive loss, unrealized losses on securities designated
    as available for sale, net of related tax effects                                             (94)             (124)
                                                                                            ---------           -------
         Total stockholders' equity                                                            77,538            62,609
                                                                                            ---------           -------

         Total liabilities and stockholders' equity                                        $1,028,960          $813,482
                                                                                            =========           =======

                           Camco Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                            Nine months ended        Three months ended
                                                                               September 30,            September 30,
                                                                            2000         1999         2000         1999
Interest income
  Loans                                                                  $53,075      $34,526      $18,474      $12,496
  Mortgage-backed securities                                                 855          540          278          199
  Investment securities                                                      856          635          286          242
  Interest-bearing deposits and other                                      1,382        1,157          507          370
                                                                          ------       ------       ------       ------
         Total interest income                                            56,168       36,858       19,545       13,307

Interest expense
  Deposits                                                                20,820       14,211        7,616        4,794
  Borrowings                                                              15,707        7,064        5,588        3,042
                                                                          ------       ------       ------       ------
         Total interest expense                                           36,527       21,275       13,204        7,836
                                                                          ------       ------       ------       ------

         Net interest income                                              19,641       15,583        6,341        5,471

Provision for losses on loans                                                431          168          138           45
                                                                          ------       ------       ------       ------

         Net interest income after provision
           for losses on loans                                            19,210       15,415        6,203        5,426

Other income
  Late charges, rent and other                                             1,523        1,698          527          495
  Loan servicing fees                                                        540          416          135          218
  Service charges and other fees on deposits                                 530          419          188          158
  Gain on sale of loans                                                    1,573        1,557          947          225
  Loss on sale of investment and mortgage-backed
    securities designated as available for sale                              (37)          -           (42)          -
  Gain (loss) on disposition of fixed assets                                  15           (3)           5           (4)
  Gain on sale of real estate acquired through foreclosure                    49           12           13           26
                                                                          ------       ------       ------       ------
         Total other income                                                4,193        4,099        1,773        1,118

General, administrative and other expense
  Employee compensation and benefits                                       6,901        5,834        2,174        2,038
  Office occupancy and equipment                                           2,271        1,835          761          628
  Federal deposit insurance premiums                                          88          220           30           74
  Data processing                                                          1,003          636          318          187
  Advertising                                                                561          484          160          153
  Franchise taxes                                                            815          667          262          229
  Amortization of goodwill                                                   112          112           37           37
  Other operating                                                          3,040        2,989        1,026          976
                                                                          ------       ------       ------       ------
         Total general, administrative and other expense                  14,791       12,777        4,768        4,322
                                                                          ------       ------       ------       ------

         Earnings before federal income taxes                              8,612        6,737        3,208        2,222

Federal income taxes
  Current                                                                  2,731        2,002          937          752
  Deferred                                                                   175          279          124           -
                                                                          ------       ------       ------       ------
         Total federal income taxes                                        2,906        2,281        1,061          752
                                                                          ------       ------       ------       ------

         NET EARNINGS                                                    $ 5,706      $ 4,456      $ 2,147      $ 1,470
                                                                          ======       ======       ======       ======

         EARNINGS PER SHARE
           Basic                                                          $0.83        $0.78         $0.31        $0.26
                                                                           ====         ====          ====         ====

           Diluted                                                        $0.82        $0.76         $0.31        $0.25
                                                                           ====         ====          ====         ====

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                       Nine months ended              Three months ended
                                                                         September 30,                  September 30,
                                                                       2000         1999              2000         1999
Net earnings                                                         $5,706       $4,456            $2,147       $1,470

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) during the period,
    net of tax of $3, $(87), $(1), and $(25), respectively                6         (169)               (2)         (49)

Reclassification adjustment for realized losses
  included in net earnings, net of related taxes of
  $(13) and $(14) for the nine and three months ended
  September 30, 2000, respectively                                       24           -                 28           -
                                                                      -----        -----             -----        -----

Comprehensive income                                                 $5,736       $4,287            $2,173       $1,421
                                                                      =====        =====             =====        =====

Accumulated comprehensive loss                                       $  (94)      $  (73)           $  (94)      $  (73)
                                                                      =====        =====             =====        =====

                           Camco Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30,
                                 (In thousands)


                                                                                               2000                1999
Cash flows from operating activities:
  Net earnings for the period                                                              $  5,706            $  4,456
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                             (273)               (269)
    Amortization of premiums and discounts on investment
      and mortgage-backed securities - net                                                       21                  (4)
    Amortization of goodwill                                                                    112                 112
    Amortization of purchase accounting adjustments - net                                       (50)                 78
    Depreciation and amortization                                                               890                 725
    Provision for losses on loans                                                               431                 168
    Gain on sale of real estate acquired through foreclosure                                    (49)                (12)
    Federal Home Loan Bank stock dividends                                                     (962)               (518)
    Gain on sale of loans                                                                      (634)               (385)
    (Gain) loss on sale of premises and equipment                                               (15)                  3
    Loss on sale of investment and mortgage-backed securities
      designated as available for sale                                                           37                  -
    Loans originated for sale in the secondary market                                       (85,862)            (70,622)
    Proceeds from sale of loans in the secondary market                                      83,755              78,457
    Increase (decrease) in cash, net of acquisition of Westwood
    Homestead Financial Corporation, due to changes in:
      Accrued interest receivable                                                            (1,106)               (645)
      Prepaid expenses and other assets                                                         (44)             (1,151)
      Accrued interest and other liabilities                                                    155                 705
      Federal income taxes:
        Current                                                                                 236                (294)
        Deferred                                                                                 25                 279
                                                                                            -------             -------
         Net cash provided by operating activities                                            2,373              11,083

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities                                             185               5,508
  Proceeds from sale of investment securities designated as available for sale                   -                   15
  Proceeds from sale of mortgage-backed securities designated as available for sale           5,045                  -
  Purchase of investment securities designated as available for sale                             -                  (22)
  Purchase of investment securities designated as held to maturity                             (750)            (10,896)
  Purchase of mortgage-backed securities designated as available for sale                    (5,087)             (5,080)
  Purchase of mortgage-backed securities designated as held to maturity                          -               (1,992)
  Purchase of loans                                                                          (2,426)            (21,871)
  Loan disbursements                                                                       (173,699)           (260,381)
  Principal repayments on loans                                                             120,105             131,940
  Principal repayments on mortgage-backed securities                                          1,903               2,265
  Purchase of office premises and equipment                                                  (1,077)             (1,316)
  Proceeds from sales of real estate acquired through foreclosure                             1,094                 583
  Additions to real estate acquired through foreclosure                                         (63)               (153)
  Purchase of Federal Home Loan Bank stock                                                   (2,077)             (4,081)
  Proceeds from redemption of Federal Home Loan Bank stock                                      504                  -
  Purchase of cash surrender value of life insurance                                            (80)               (250)
  Net increase in cash surrender value of life insurance                                       (195)               (184)
  Purchase of Westwood Homestead Financial Corporation                                       (1,879)                 -
                                                                                            -------             -------
         Net cash used in investing activities                                              (58,497)           (165,915)
                                                                                            -------             -------

         Net cash used in operating and investing activities
           (subtotal carried forward)                                                       (56,124)           (154,832)
                                                                                            -------             -------

                           Camco Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended September 30,
                                 (In thousands)


                                                                                               2000                1999
         Net cash used in operating and investing activities
           (subtotal brought forward)                                                     $ (56,124)          $(154,832)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                                   57,872              11,452
  Proceeds from Federal Home Loan Bank advances                                             235,178             163,055
  Repayment of Federal Home Loan Bank advances                                             (227,461)            (35,867)
  Dividends paid on common stock                                                             (2,495)             (1,961)
  Proceeds from exercise of stock options                                                         8                  -
  Advances by borrowers for taxes and insurance                                              (1,343)                 46
  Purchase of treasury shares                                                                    -                 (341)
                                                                                            -------            --------
         Net cash provided by financing activities                                           61,759             136,384
                                                                                            -------            --------

Net increase (decrease) in cash and cash equivalents                                          5,635             (18,448)

Cash and cash equivalents at beginning of period                                             16,954              35,815
                                                                                            -------            --------

Cash and cash equivalents at end of period                                                 $ 22,589           $  17,367
                                                                                            =======            ========


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                                   $  36,943           $  20,843
                                                                                            =======            ========

    Income taxes                                                                           $  2,452           $   1,594
                                                                                            =======            ========

Supplemental disclosure of noncash investing activities:
  Transfers of mortgage loans to real estate acquired
    through foreclosure                                                                    $    852           $   1,064
                                                                                            =======            ========

  Unrealized gains (losses) on investments and mortgage-backed
    securities designated as available for sale                                            $     30           $    (169)
                                                                                            =======            ========

  Recognition of mortgage servicing rights in
    accordance with SFAS No. 125                                                           $    939           $   1,172
                                                                                            =======            ========

  Shares issued in conjunction with 5% stock dividend                                      $     -            $     272
                                                                                            =======            ========

  Liabilities assumed, stock and cash paid in acquisition of
    Westwood Homestead Financial Corporation                                               $159,698           $      -

  Less:  fair value of assets received                                                      159,698                  -
                                                                                            -------            --------

  Amount assigned to goodwill                                                              $     -            $      -
                                                                                            =======            ========

                           Camco Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation ("Camco", or the "Corporation") included in Camco's Annual Report on Form 10-K for the year ended December 31, 1999. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine and three month periods ended September 30, 2000, are not necessarily indicative of the results which may be expected for the entire year.

         In January 2000, the Corporation acquired Westwood Homestead Financial Corporation ("Westwood Financial") utilizing the purchase method of accounting (the "Merger"). Westwood Financial was dissolved upon consummation of the Merger and Westwood Financial's banking subsidiary, Westwood Homestead Savings Bank, continued operations as a wholly-owned subsidiary of the Corporation. Camco paid $11.1 million in cash and issued 1,304,875 of its common shares in connection with the Merger.

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

3.       Earnings Per Share

         Basic earnings per share for the nine and three month periods ended September 30, 2000, is computed based on 6,909,532 and 6,931,898 weighted-average shares outstanding during the respective periods.

         Basic earnings per share for the nine and three month periods ended September 30, 1999, is computed based on 5,730,981 and 5,715,774 weighted-average shares outstanding during the respective periods.

                           Camco Financial Corporation

3.       Earnings Per Share (continued)

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plans. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 6,951,009 and 6,978,301 for the nine and three month periods ended September 30, 2000, respectively, and 5,842,657 and 5,810,791 for the nine and three month periods ended September 30, 1999, respectively.

         Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share for the nine and three month periods ended September 30, 2000, totaled 41,477 and 46,403, and for the nine and three month periods ended September 30, 1999, totaled 111,676 and 95,017, respectively.

         Options to purchase 432,795 shares of common stock with a weighted-average exercise price of $12.16 were outstanding at September 30, 2000, but were excluded from the computation of common share equivalents for the nine and three month periods ended September 30, 2000, because the exercise prices were greater than the average market price of the common shares.

         Options to purchase 68,485 shares of common stock with a weighted-average exercise price of $14.17 were outstanding at September 30, 1999, but were excluded from the computation of common share equivalents for the nine and three month periods ended September 30, 1999, because the exercise prices were greater than the average market price of the common shares.

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

                           Camco Financial Corporation

4.       Effects of Recent Accounting Pronouncements (continued)

         In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material effect on the Corporation's financial position or results of operations.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 2000 and 1999


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


Discussion of Financial Condition Changes from December 31, 1999 to September 30, 2000

At September 30, 2000, Camco's consolidated assets totaled $1.0 billion, an increase of $215.5 million, or 26.5%, over the December 31, 1999 total. The increase was primarily due to the acquisition of Westwood Financial, in January 2000, which resulted in net asset growth of approximately $159.7 million and deposit growth of $100.5. The additional increase in total assets was through internal growth, primarily in loans receivable, and was funded by deposit growth of $57.9 million and an increase of $42.4 million in advances from the Federal Home Loan Bank ("FHLB").

Cash and interest-bearing deposits in other financial institutions totaled $22.6 million at September 30, 2000, an increase of $5.6 million, or 33.2%, over December 31, 1999 levels. Investment securities totaled $17.7 million at September 30, 2000, an increase of $571,000, or 3.3%, over the total at December 31, 1999. Investment securities purchases totaled $750,000, while maturities amounted to $185,000, during the nine month period ended September 30, 2000.

Mortgage-backed securities totaled $15.7 million at September 30, 2000, an increase of $3.3 million, or 26.4%, over December 31, 1999, due primarily to the $5.2 million of mortgage-backed securities acquired through the Merger, which was partially offset by principal repayments totaling $1.9 million.

Loans receivable, including loans held for sale, increased by $196.9 million, or 27.1%, during the nine months ended September 30, 2000, to a total of $923.1 million. The increase resulted primarily from loans acquired through the Merger totaling $142.0 million and loan disbursements, including purchased loans, totaling $262.0 million, which were partially offset by principal repayments of $120.1 million and loan sales of $83.1 million. The volume of loans originated and purchased during the 2000 nine month period was less than that of the 1999 period by $90.9 million, or 25.8%, while the volume of loan sales increased by $5.0 million year to year. Loan origination volume has been affected during the 2000 period by the overall increase in interest rates in the economy.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 2000 and 1999


Discussion of Financial Condition Changes from December 31, 1999 to September 30, 2000 (continued)

During the nine months ended September 30, 2000, continued rising interest rates shifted consumer preference from fixed-rate mortgages to adjustable-rate mortgages ("ARMs"). The majority of loans originated by Camco in 2000 have been ARMs and Camco has adopted a short term strategy of selling both fixed and adjustable rate loans to control its balance sheet growth and manage its interest rate risk.

Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $4.4 million and $4.0 million at September 30, 2000 and December 31, 1999, respectively, constituting .47% and .55% of total net loans, including loans held for sale, at those dates. At September 30, 2000, nonperforming loans consisted primarily of one- to four-family residential properties which management believes are adequately collateralized. The consolidated allowance for loan losses totaled $2.8 million and $1.9 million at September 30, 2000 and December 31, 1999, respectively, representing 65.0% and 46.9% of nonperforming loans, respectively, at those dates. The allowance for loan losses was increased as a result of the Merger by $641,000 which represented the allowance maintained by Westwood prior to the Merger. Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances at September 30, 2000, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

Deposits totaled $620.2 million at September 30, 2000, an increase of $158.4 million, or 34.3%, over December 31, 1999 levels. The increase resulted primarily from deposits of $100.5 million acquired in the Merger coupled with deposit portfolio growth of $57.9 million, or 12.5%, which resulted primarily from management's continuing efforts to achieve growth of deposits primarily through marketing and pricing strategies. Advances from the Federal Home Loan Bank ("FHLB") increased by $42.4 million, or 15.2%, to a total of $321.5 million at September 30, 2000. The increase was due primarily to net current period borrowings totaling $7.7 million, coupled with advances of $34.7 million acquired through the Merger. The proceeds from deposit growth and FHLB advances were primarily used to fund loan originations during the nine month period.

The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2000, the Banks' regulatory capital exceeded all regulatory capital requirements.


Comparison of Results of Operations for the Nine Months Ended September 30, 2000 and 1999

General

The inclusion of the accounts of Westwood, which Camco acquired in January 2000 in a transaction accounted for using the purchase method of accounting, significantly contributed to the increases in the level of income and expenses during the nine and three month periods ended September 30, 2000, compared to the nine and three month periods ended September 30, 1999. The consolidated statements of earnings for the nine and three month periods ended September 30, 1999, were not restated for the Merger.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 2000 and 1999


Comparison of Results of Operations for the Nine Months Ended September 30, 2000 and 1999 (continued)

General (continued)

Camco's net earnings for the nine months ended September 30, 2000 totaled $5.7 million, an increase of $1.2 million, or 28.1%, over the $4.5 million of net earnings reported in the comparable 1999 period. The increase in earnings was primarily attributable to a $4.1 million increase in net interest income and an increase in other income of $94,000, which were partially offset by a $263,000 increase in the provision for losses on loans, a $2.0 million increase in general, administrative and other expense and a $625,000 increase in the provision for federal income taxes.

Net Interest Income

Total interest income for the nine months ended September 30, 2000, amounted to $56.2 million, an increase of $19.3 million, or 52.4%, over the nine month period ended September 30, 1999, generally reflecting the effects of growth in average interest-earning assets of approximately $286.4 million. The acquisition of Westwood accounted for approximately $9.6 million of interest income during the nine month period ended September 30, 2000.

Interest income on loans and mortgage-backed securities totaled $53.9 million for the nine months ended September 30, 2000, an increase of $18.9 million, or 53.8%, over the comparable 1999 period. The increase resulted primarily from a $286.1 million, or 45.8%, increase in the average balance outstanding year to year, and a 43 basis point increase in the average yield. Interest income on investments and other interest-bearing assets increased by $446,000, or 24.9%, due primarily to an increase of 135 basis points in the weighted-average yield, and a $213,000, or 0.5%, increase in the average balance outstanding year to year.

Total interest expense amounted to $36.5 million for the nine months ended September 30, 2000, an increase of $15.3 million, or 71.7%, over the comparable nine month period in 1999. The acquisition of Westwood accounted for approximately $5.8 million of the overall increase in the 2000 period. Interest expense on deposits increased by $6.6 million, or 46.5%, to a total of $20.8 million for the nine months ended September 30, 2000, due primarily to a $129.5 million, or 28.7%, increase in average deposits outstanding over the nine month period ended September 30, 1999, and an increase of 59 basis points in the weighted-average interest rates paid. Interest expense on borrowings totaled $15.7 million for the nine months ended September 30, 2000, an increase of $8.6 million, or 122.4%, over the 1999 nine month period. The increase resulted primarily from a $149.3 million, or 83.2%, increase in the average balance outstanding year to year and an increase of 112 basis points in the weighted-average interest rates paid.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $4.1 million, or 26.0%, to a total of $19.6 million for the nine months ended September 30, 2000. The interest rate spread decreased to approximately 2.49% for the nine months ended September 30, 2000, from 2.86% for the 1999 period, while the net interest margin decreased to approximately 2.74% in 2000, compared to 3.11% in 1999.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 2000 and 1999


Comparison of Results of Operations for the Nine Months Ended September 30, 2000 and 1999 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Camco, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Camco's market area, and other factors related to the collectibility of Camco's loan portfolio. The provision for losses on loans totaled $431,000 for the nine months ended September 30, 2000, an increase of $263,000 over the comparable period in 1999. The current period provision generally reflects the effects of loan portfolio growth. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming loans in the future.

Other Income

Other income totaled $4.2 million for the nine months ended September 30, 2000, an increase of $94,000, or 2.3%, over the comparable 1999 period. The increase in other income was primarily attributable to an increase of $124,000, or 29.8%, in loan servicing fees, an increase of $111,000, or 26.5%, in service charges and fees on deposits and a $16,000, or 1.0%, increase in gains on sale of loans, which were partially offset by a decrease of $175,000, or 10.3%, in late charges, rent and other. The increase in loan servicing fees was due to an increase in the servicing portfolio year to year. The increase in service charges and fees on deposits was due to the growth in deposits year to year. The decrease in late charges, rent and other was primarily attributable to a $145,000 decrease in title company fees compared to the same period in 1999.

General, Administrative and Other Expense

General, administrative and other expense totaled $14.8 million for the nine months ended September 30, 2000, an increase of $2.0 million, or 15.8%, over the comparable period in 1999. This increase was due primarily to a $1.1 million, or 18.3%, increase in employee compensation and benefits, a $436,000, or 23.8%, increase in occupancy and equipment, a $367,000, or 57.7%, increase in data processing expense, and a $148,000, or 22.2%, increase in franchise taxes which were partially offset by a decrease in federal deposit insurance premiums of $132,000, or 60.0%.

The acquisition of Westwood accounted for a $2.0 million increase in general, administrative and other expenses. Exclusive of the effects of the Merger, employee compensation and benefits increased by $69,000, or 1.2%, resulting primarily from normal merit increases. Office occupancy and equipment expense increased by $143,000, or 7.8%, which was due to increased depreciation and increased building maintenance costs, and data processing expense increased by $257,000, or 40.4%, due to costs related to a conversion to an internal wide area network. These increases were partially offset by a decrease of $132,000, or 60.0% in federal deposit insurance premiums, due to decreased premium rates.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 2000 and 1999


Comparison of Results of Operations for the Nine Months Ended September 30, 2000 and 1999 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $2.9 million for the nine months ended September 30, 2000, an increase of $625,000, or 27.4%, over the nine months ended September 30, 1999. This increase was attributable to a $1.9 million, or 27.8%, increase in pre-tax earnings. The Corporation's effective tax rate amounted to 33.7% and 33.9% for the nine months ended September 30, 2000 and 1999, respectively.


Comparison of Results of Operations for the Three Months Ended September 30, 2000 and 1999

General

Camco's net earnings for the three months ended September 30, 2000 totaled $2.1 million, an increase of $677,000, or 46.1%, over the $1.5 million of net earnings reported in the comparable 1999 period. The increase in earnings was primarily attributable to an $870,000 increase in net interest income and an increase of $655,000 in other income, which were partially offset by a $93,000 increase in the provision for losses on loans, an increase in general, administrative and other expense of $446,000 and an increase in the provision for federal income taxes of $309,000.

Net Interest Income

Total interest income for the three months ended September 30, 2000, amounted to $19.5 million, an increase of $6.2 million, or 46.9%, over the three month period ended September 30, 1999, generally reflecting the effects of growth in average interest-earning assets outstanding of approximately $275.5 million, or 38.3%.

Interest income on loans and mortgage-backed securities totaled $18.8 million for the three months ended September 30, 2000, an increase of $6.1 million, or 47.7%, over the comparable 1999 period. The increase resulted primarily from a $269.3 million, or 39.6%, increase in the average balance outstanding year to year, and a 43 basis point increase in the average yield. Interest income on investments and other interest-bearing assets increased by $181,000, or 29.6%, due primarily to an increase of 73 basis points in the weighted-average yield, coupled with a $6.3 million, or 15.8%, increase in the average balance outstanding year to year.

Interest expense on deposits increased by $2.8 million, or 58.9%, to a total of $7.6 million for the three months ended September 30, 2000, due primarily to a $148.1 million, or 32.4%, increase in average deposits outstanding over the prior year and an increase of 84 basis points in the weighted-average interest rates paid. Interest expense on borrowings totaled $5.6 million for the three months ended September 30, 2000, an increase of $2.5 million, or 83.7%, over the 1999 three month period. The increase resulted primarily from a $118.1 million, or 52.6%, increase in the average balance outstanding year to year, coupled with an increase of 111 basis points in the weighted-average interest rates paid.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 2000 and 1999


Comparison of Results of Operations for the Three Months Ended September 30, 2000 and 1999 (continued)

Net Interest Income

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $870,000, or 15.9%, to a total of $6.3 million for the three months ended September 30, 2000. The interest rate spread decreased to approximately 2.29% for the three months ended September 30, 2000, from 2.75% for the 1999 period, while the net interest margin decreased to approximately 2.55% in 2000, compared to 3.02% in 1999.

Provision for Losses on Loans

Management elected to record a provision for losses on loans totaling $138,000 for the three months ended September 30, 2000, an increase of $93,000 over the comparable period in 1999. The current period provision generally reflects the effects of loan portfolio growth. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming loans in the future.

Other Income

Other income totaled $1.8 million for the three months ended September 30, 2000, an increase of $655,000, or 58.6%, over the comparable 1999 period. The increase in other income was primarily attributable to a $722,000, or 320.9%, increase in gains on sale of loans, an increase of $32,000, or 6.5%, in late charges, rent and other and a $30,000, or 19.0%, increase in service charges on deposits, which were partially offset by a decrease of $83,000, or 38.1%, in loan servicing fees and a $42,000 loss on sale of investments. The increase attributable to the gain on sale of loans was due to increased secondary market sales volume, which was precipated in large part by asset/liability restructuring at one of the Bank subsidiaries.

General, Administrative and Other Expense

General, administrative and other expense totaled $4.8 million for the three months ended September 30, 2000, an increase of $446,000, or 10.3%, over the comparable period in 1999. This increase was due primarily to a $136,000, or 6.7%, increase in employee compensation and benefits, a $133,000, or 21.2%, increase in occupancy and equipment, a $131,000, or 70.1%, increase in data processing expense and a $33,000, or 14.4%, increase in franchise taxes, which were partially offset by a decrease in federal deposit insurance premiums of $44,000, or 59.5%.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 2000 and 1999


Comparison of Results of Operations for the Three Months Ended September 30, 2000 and 1999 (continued)

General, Administrative and Other Expense (continued)

The general administrative and other expenses attributable to Westwood for the three months ended September 30, 2000, totaled $696,000. Exclusive of the effects of the Merger, general, administrative and other expense decreased by $250,000, or 5.8%. Employee compensation and benefits decreased by $232,000, or 11.4%, and federal deposit insurance premiums decreased by $49,000, or 66.2%, which were partially offset by a $93,000, or 49.7%, increase in data processing expense. The decrease in employee compensation and benefits was primarily due to closing of non-profitable loan production offices.

Federal Income Taxes

The provision for federal income taxes totaled $1.1 million for the three months ended September 30, 2000, an increase of $309,000, or 41.1%, over the three months ended September 30, 1999. This increase is attributable to a $986,000, or 44.4%, increase in pre-tax earnings. The Corporation's effective tax rate amounted to 33.1% and 33.8% for the three month periods ended September 30, 2000 and 1999, respectively.

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

         None

ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

           15                               Independent Accountants' Report

           27 Financial data schedule for the nine months ended September 30, 2000.

         (b)  Reports on Form 8-K:          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    November 14, 2000                       By: /s/Larry A. Caldwell
     ------------------------------                  --------------------------
                                                        Larry A. Caldwell
                                                        Chief Executive Officer




Date:    November 14, 2000                       By: /s/Kristina K. Tipton
     ------------------------------                  --------------------------
                                                       Kristina K. Tipton
                                                       Assistant Controller