Form 10-K
period 2000-12-31
CAMCO FINANCIAL CORP
filed 2001-03-30
CIK 16614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from ______________________ to _____________________

                         Commission File Number: 0-25196

                           CAMCO FINANCIAL CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                         51-0110823
  -------------------------------                          -------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                        Identification Number)

                   6901 Glenn Highway, Cambridge, Ohio 43725
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (740) 435-2020

           Securities registered pursuant to Section 12(b)of the Act:

          None                                           None
---------------------------               -------------------------------------
  (Title of Each Class)                   (Name of exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, $1 par value per share
              -----------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale reported as of March 28, 2001, was $72.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

          The registrant's revenues for the fiscal year ended December 31, 2000, were $81.2 million. 6,952,114.1 shares of the Registrant's common stock were outstanding on March 28, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III of Form 10-K: Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders

                                     PART I
Item 1.           Business.

General

         Camco Financial Corporation ("Camco") is a multiple savings and loan holding company organized under Delaware law in 1970. Through its wholly-owned subsidiaries, Cambridge Savings Bank ("Cambridge Savings"), Marietta Savings Bank ("Marietta Savings"), First Federal Savings Bank of Washington Court House ("First Federal"), First Federal Bank for Savings ("First Savings"), and Westwood Homestead Savings Bank ("Westwood Savings"), Camco is engaged in the financial services business in Ohio, Kentucky and West Virginia. Camco Title Insurance Agency, Inc. ("Camco Title"), a wholly-owned subsidiary of Camco, is engaged in the title insurance agency business.

         Cambridge Savings, Marietta Savings, First Federal, First Savings and Westwood Savings (collectively, the "Banks") are members of the Federal Home Loan Bank (the "FHLB") of Cincinnati, and their accounts are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") administered by the Federal Deposit Insurance Corporation (the "FDIC"). First Federal and First Savings are subject to regulation, examination and supervision by the United States Department of the Treasury, Office of Thrift Supervision (the "OTS") and the FDIC. Cambridge Savings, Marietta Savings and Westwood Savings are regulated by the Ohio Department of Financial Institutions, Division of Savings Banks (the "Division") and the FDIC.

         Cambridge Savings and Marietta Savings each own 50% of the outstanding stock of Camco Mortgage Corporation ("CMC"), a service corporation engaged in mortgage lending and related activities in central and southeastern Ohio. Marietta Savings owns 100% of the outstanding stock of WestMar Mortgage Company ("WestMar"), a service corporation engaged in mortgage lending activities, primarily in Wood County, West Virginia. First Savings owns 100% of the stock of First S&L Corporation, a Kentucky corporation incorporated in 1975 for the purpose of acquiring stock in a data processing company located in Cincinnati, Ohio. First S&L Corporation was inactive during 2000.

         Camco Title Insurance Agency, Inc. ("Camco Title"), a wholly-owned subsidiary of Camco, is engaged in the title insurance agency business.

         In January 2001, Camco announced a restructuring, whereby Camco will merge its five separate bank charters into one savings bank operating under the name AdvantageBank, and will convert all of its banking facilities to one common data processing platform. The restructuring requires regulatory approval which is anticipated in the second quarter of 2001. The offices in each of the regions presently served by Camco's five affiliate banks will operate as divisions of AdvantageBank.

         The financial statements for Camco and its subsidiaries are prepared on a consolidated basis. The information as of and for the years ended December 31, 1996 and 1997 has been restated in this document and the consolidated financial statements to reflect the effects of the merger of Camco with GF Bancorp, Inc. which was completed in January 1998 (the "Germantown Merger").

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

                                                                                       At December 31,
                                                              --------------------------------------------------------------
SELECTED CONSOLIDATED FINANCIAL DATA: (1)                         2000        1999          1998         1997         1996
                                                              ----------    --------      --------     --------    ---------
                                                                                       (In thousands)
Total amount of:
     Assets                                                   $1,037,856    $813,482      $637,135     $570,170     $517,488
     Interest-bearing deposits in other financial                  4,916         247        22,609       10,473       10,875
       institutions
     Investment securities available for sale - at market            309         273         1,292        3,572        7,177
     Investment securities - at cost                              16,672      16,864        10,962       17,489       21,844
     Mortgage-backed securities available for sale - at market     9,850       6,475         3,476        8,447       10,148
     Mortgage-backed securities - at cost                          5,273       5,944         5,019        8,207       10,700
     Loans receivable - net (2)                                  930,672     726,225       548,669      481,501      420,818
     Deposits                                                    632,288     461,787       443,227      422,368      398,161
     FHLB advances and other borrowings                          313,471     279,125       125,483       82,319       58,354
     Stockholders' equity - substantially restricted              78,750      62,609        60,139       55,331       51,391


                                                                                 Year ended December 31,
SELECTED CONSOLIDATED OPERATING DATA:  (1)                        2000        1999         1998          1997         1996
                                                                 ------      ------       ------        ------      ------
                                                                            (In thousands, except per share data)
Total interest income                                            $75,671     $51,093      $44,283       $41,217     $32,812
Total interest expense                                            49,609      29,907       24,852        22,778      17,811
                                                                  ------      ------       ------        ------      ------
Net interest income                                               26,062      21,186       19,431        18,439      15,001
Provision for losses on loans                                        568         247          250           385         141
                                                                  ------      ------       ------        ------      ------
Net interest income after provision for loan losses               25,494      20,939       19,181        18,054      14,860
Other income                                                       5,536       5,190        7,552         3,945       3,700
General, administrative and other expense                         19,530      17,113       16,319        13,733      13,762
                                                                  ------      ------       ------        ------      ------
Earnings before federal income taxes                              11,500       9,016       10,414         8,266       4,798
Federal income taxes                                               3,848       3,076        3,410         2,922       1,588
                                                                  ------      ------       ------        ------      ------
Net earnings                                                     $ 7,652     $ 5,940      $ 7,004       $ 5,344     $ 3,210
                                                                  ======      ======       ======        ======      ======

Earnings per share: (3)
   Basic                                                        $   1.11    $   1.04     $   1.22      $   0.93     $   0.71
                                                                 =======     =======      =======       =======      =======
   Diluted                                                      $   1.10    $   1.02     $   1.19      $   0.91     $   0.70
                                                                 =======     =======      =======       =======      =======

                                                                               At or for the year ended December 31,
                                                                 -----------------------------------------------------------

                                                                  2000        1999        1998          1997          1996
                                                                 ------      ------      ------        ------         ------
Return on average assets (4)                                      0.83%         .82%        1.16%        .98%          .70%
Return on average equity (4)                                     10.83         9.68        12.13       10.01          7.52
Average equity to average assets (4)                              7.64         8.46         9.56        9.81          9.36
Dividend payout ratio (5)                                        43.24        44.37        31.23       51.34         56.47

-------------------------------------

(1) The information as of and for the years ended December 31, 1996 and 1997 has previously been restated to reflect the effects of the Germantown Merger which was completed in January 1998.
(2)  Includes loans held for sale.
(3) Earnings per share has been adjusted to give effect to the merger with GF Bancorp and a three-for-two stock split which were effected during 1998 and the 5% stock dividends which were effected during each of the years ended December 31, 1999, 1997 and 1996.
(4) Ratios are based upon the mathematical average of the balances at the beginning and the end of the year.
(5)  Represents dividends per share divided by basic earnings per share.

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

         Loan Portfolio Composition. The following table presents certain information regarding the composition of Camco's loan portfolio, including loans held for sale, at the dates indicated:

                                                                     At December 31,
                               ---------------------------------------------------------------------------------------------------
                                    2000                1999               1998                   1997                 1996
                                   ------              ------             ------                 ------               ------
                                         Percent            Percent              Percent               Percent             Percent
                                        of total           of total             of total              of total            of total
                               Amount     loans    Amount    loans    Amount      loans    Amount       loans    Amount     loans
                               ------    ------    ------   ------    ------     ------    ------      ------    ------     ------
                                                                 (Dollars in thousands)
Type of loan:
   Construction                 $ 56,039      6.0%  $ 60,565     8.3%   $ 37,169      6.8%   $ 14,505      3.0%   $ 20,489     4.9%
   Existing residential          764,828     82.2    619,621    85.3     485,107     88.4     431,646     89.7     370,648    88.0
   properties (1)
   Nonresidential real estate     54,722      5.9     20,831     2.9      15,019      2.7      11,294      2.3      12,529     3.0
   Developed building lots         5,640      0.6      4,649      .6       3,895       .7       1,870      0.4       1,406     0.3
   Education loans                 1,459      0.2      1,847      .3       2,096       .4       2,224      0.5       2,037     0.5
   Consumer and other loans (2)   71,719      7.7     49,232     6.8      29,835      5.5      32,430      6.7      25,180     6.0
                                 -------    -----    -------   -----     -------    -----     -------    -----     -------
        Total                    954,407    102.6    756,745   104.2     573,121    104.5     493,969    102.6     432,289   102.7
Less:
   Undisbursed loans in         (19,911)    (2.1)   (27,569)   (3.8)    (22,262)    (4.1)    (10,059)    (2.1)     (9,292)   (2.2)
   process
   Unamortized yield               (918)    (0.1)    (1,088)    (.1)       (407)     (.1)       (813)    (0.2)       (806)   (0.2)
   adjustments
   Allowance for loan losses     (2,906)    (0.3)    (1,863)    (.3)     (1,783)     (.3)     (1,596)    (0.3)     (1,373)   (0.3)
                                -------    -----    -------   -----     -------    -----     -------     -----    -------   -----

Total loans, net               $930,672    100.0%  $726,225   100.0%   $548,669    100.0%    $481,501    100.0%  $420,818   100.0%
                                =======    =====    =======   =====     =======    =====      =======    =====    =======   =====


-------------------------------------

(1)      Includes loans held for sale.
(2)      Includes second mortgage loans.


         Camco's loan portfolio was approximately $930.7 million at December 31, 2000, and represented 89.7% of total assets.

         Loan  Maturity  Schedule.   The  following  table  sets  forth  certain
information as of December 31, 2000, regarding the dollar amount of loans maturing in Camco's portfolio based on the contractual terms to maturity of the loans. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity, are reported as due in one year or less.


                                      Due during the year
                                             ending                            Due in
                                          December 31,       Due in years   years after
                                                2001           2002-2006        2006        Total
                                                             (In thousands)
Real estate loans (1):
   One- to four- family                       $16,166           $ 85,138       $644,347     $745,651
   Multifamily and nonresidential               1,406             17,330         92,696      111,432
Consumer and other loans                       10,059             31,708         31,411       73,178
                                               ------            -------        -------      -------

      Total                                   $27,631           $134,176       $768,454     $930,261
                                               ======            =======        =======      =======

--------------------------

(1) Excludes loans held for sale of $4.2 million and does not consider the effects of unamortized yield adjustments of $918,000 and the allowance for loan losses of $2.9 million.


         The following table sets forth at December 31, 2000, the dollar amount of all loans due after one year from December 31, 2000, which have predetermined interest rates and have floating or adjustable interest rates:

                                          Due after
                                       December 31, 2001
                                       (In thousands)

Fixed rate of interest                    $305,626
Adjustable rate of interest                597,004
                                           -------
     Total                                $902,630
                                           =======

         Generally, loans originated by the Banks are on a fully amortized basis. The Banks have no rollover provisions in their loan documents and anticipate that loans will be paid in full by the maturity date.

         Residential Loans. The primary lending activity of the Banks is the origination of fixed-rate and adjustable-rate conventional loans for the acquisition, refinancing or construction of single-family residences. At December 31, 2000, 78.1% of the total outstanding loans consisted of loans secured by mortgages on one- to four-family residential properties. The Banks also originate loans on multifamily housing (over four units) and condominiums. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon.

         Federal regulations and Ohio law limit the amount which the Banks may lend in relationship to the appraised value of the underlying real estate at the time of loan origination (the "Loan-to-Value Ratio" or "LTV"). In accordance with such regulations and law, the Banks make loans on single-family residences up to 97% of the value of the real estate and improvements. The Banks generally require the borrower on each loan which has an LTV in excess of 85% to obtain private mortgage insurance.

         The interest rate adjustment periods on adjustable-rate mortgage loans ("ARMs") offered by the Banks are generally one, three, five or seven years. The interest rates initially charged on ARMs and the new rates at each adjustment date are determined by adding a stated margin to a designated interest rate index. For the past several years, the Banks have used the one-year, three-year, five-year and seven-year United States Treasury bill rates, adjusted to a constant maturity, as the index for their one-year, three-year, five-year and seven-year adjustable-rate loans, respectively. The initial interest rate for a three-year, a five-year and a seven-year ARM is set slightly higher than for the one-year ARM to compensate for the reduced interest rate sensitivity. The maximum adjustment at each adjustment date for ARMs is usually 2%, with a maximum adjustment of 6% over the term of the loan.

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

         Of the total mortgage loans originated by the Banks during the year ended December 31, 2000, 60.6% were ARMs and 39.4% were fixed-rate loans. Adjustable-rate loans comprised 63.4% of Camco's total outstanding loans at December 31, 2000.

         Construction Loans. The Banks offer residential construction loans both to owner-occupants and to builders for homes being built under contract with owner-occupants. The Banks also make loans to persons constructing projects for investment purposes. At December 31, 2000, a total of $56.0 million, or approximately 6.0% of Camco's total loans, consisted of construction loans, primarily for one- to four-family properties.

         Construction loans to owner-occupants are typically adjustable-rate long-term loans on which the borrower pays only interest on the disbursed portion during the construction period. Some construction loans to builders, however, have terms of up to 24 months at fixed rates of interest.

         Construction loans for investment properties involve greater underwriting and default risks to the Banks than do loans secured by mortgages on existing properties or construction loans for single-family residences. Loan funds are advanced upon the security of the project under construction, which is more difficult to value in the case of investment properties before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate precisely the total loan funds required to complete a project and the related Loan-to-Value Ratios. In the event a default on a construction loan occurs and foreclosure follows, Camco could be adversely affected in that it would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 2000, the Banks had 17 construction loans in the amount of $4.6 million on investment properties.

         Nonresidential Real Estate Loans. The Banks originate loans secured by mortgages on nonresidential real estate, including retail, office and other types of business facilities and apartment projects containing 36 or more units. Nonresidential real estate loans are generally made on an adjustable-rate basis for terms of up to 20 years. Nonresidential real estate loans originated by the Banks generally have an LTV of 80% or less. The largest nonresidential real estate loan outstanding at December 31, 2000, was a $2.3 million loan secured by an office building in Cincinnati, Ohio. Nonresidential real estate loans comprised 5.9% of total loans at December 31, 2000.

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

         Federal law limits an association's investment in nonresidential real estate loans to 400% of the association's capital. At December 31, 2000, Camco's investment in nonresidential real estate loans was approximately 69.5% of its total capital.

         Consumer Loans. The Banks make various types of consumer loans, including loans made to depositors on the security of their savings deposits, automobile loans, education loans, home improvement loans, home equity line of credit loans and unsecured personal loans. Home equity loans and unsecured loans are generally made at a variable rate of interest for terms of up to 10 years. Most other consumer loans are generally made at fixed rates of interest for terms of up to 10 years. The risk of default on consumer loans during an economic recession is greater than for residential mortgage loans. At December 31, 2000, education, consumer and other loans constituted 7.9% of Camco's total loans.

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

         Loan Originations, Purchases and Sales. The Banks have been actively originating new 30-year, 15-year and 10-year fixed-rate real estate loans as well as adjustable-rate real estate loans and consumer loans. Generally all residential fixed-rate loans made by the Banks are originated on documentation which will permit a possible sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or other secondary mortgage market participants. When a mortgage loan is sold to the FHLMC, the selling Bank services the loan by collecting monthly payments of principal and interest and forwarding such payments to the FHLMC, net of a servicing fee. During the year ended December 31, 2000 the Banks also sold loans with servicing released. Fixed-rate loans not sold to the FHLMC and substantially all of the ARMs originated by the Banks are held in the Banks' loan portfolios. During the year ended December 31, 2000, Camco sold approximately $119.5 million in loans to the FHLMC and others. Gross income from loans serviced by Camco for others was $1.3 million for the year ended December 31, 2000.

         From time to time, the Banks sell participation interests in mortgage loans originated by them and purchase whole loans or participation interests in loans originated by other lenders. The Banks held whole loans and participations in loans originated by other lenders of approximately $45.0 million at December 31, 2000. Loans which the Banks purchase must meet or exceed the underwriting standards for loans originated by the Banks.

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

         The  following  table  presents  Camco's  mortgage  loan   origination,
purchase, sale and principal repayment activity for the periods indicated:

                                                                             Year ended December 31,
                                                          2000           1999          1998           1997         1996
                                                         ------         ------        ------         ------       ------
                                                                                 (In thousands)
Loans originated:
   Construction                                         $ 71,929      $  66,437       $ 49,152       $ 34,293    $ 24,182
   Permanent                                             202,004        324,648        328,046        168,519     121,793
   Consumer and other                                     84,526         34,158         67,243         54,351      43,749
                                                         -------       --------        -------        -------     -------

     Total loans originated                              358,459        425,243        444,441        257,163     189,724
                                                         -------       --------        -------        -------     -------

Loan purchased (1)                                         8,639         31,430         18,982         12,514           -

Reductions:
   Principal repayments (1)                              178,663        176,804        194,594        134,794      95,508
   Loans sold (1)                                        124,496         96,892        205,899         77,665      61,687
   Transfers from loans to real estate owned               1,432          1,220            477            978          92
                                                         -------       --------        -------        -------     -------
     Total reductions                                    304,591        274,916        400,970        213,437     157,287

Increase (decrease) in other items, net (2)               (2,552)          (277)        (3,444)           137         456
Increase due to mergers (3)                              147,196              -              -              -      70,812
                                                         -------       --------        -------        -------     -------
Net increase                                            $207,151       $181,480       $ 59,009       $ 56,377    $103,705
                                                         =======        =======        =======        =======     =======

-----------------------

(1)  Includes mortgage-backed securities.
(2) Other items primarily consist of amortization of deferred loan origination fees, the provision for losses on loans and unrealized gains on mortgage-backed securities designated as available for sale.
(3) The 1996 increase resulted from the merger with First Savings and the 2000 increase resulted from the merger with Westwood Savings.

         Lending Limit. Federal regulations and Ohio law generally impose a lending limit on the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's total capital for risk-based capital purposes plus any loan reserves not already included in total capital (the "Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans of any type to one borrower of up to $500,000.

         The largest amount which the Banks could have loaned to one borrower at December 31, 2000, was approximately $3.4 million for Cambridge Savings, $2.2 million for Marietta Savings, $1.9 million for First Federal, $2.1 million for First Savings and $2.0 million for Westwood Savings. The largest amount Cambridge Savings had outstanding to one borrower and related persons or entities at December 31, 2000, was $1.3 million, which consisted of 10 loans secured by personal residences and one-to-four family rental properties. The largest amount Marietta Savings had outstanding to one borrower and related persons or entities at December 31, 2000, was $2.0 million, which consisted of 15 loans secured by a personal residence, commercial properties and leasing business residuals. The largest amount First Federal had outstanding to one borrower was $1.8 million, which consisted of one loan secured by a multifamily apartment building. The largest amount First Savings had outstanding to one borrower and related persons or entities at December 31, 2000, was $1.5 million, which consisted of 3 loans secured by a warehouse, apartments and a golf course. The largest amount Westwood Savings had outstanding to one borrower and related persons or entities at December 31, 2000, was $4.9 million which consisted of 14 loans secured by one-to-four family rental units and commercial properties. The Westwood Savings loans were originated at a time when their loans to one borrower limitation was higher. As such, these loans are not in violation of the applicable federal regulation.

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

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                       At December 31,
                                               2000          1999           1998           1997           1996
                                              ------        ------         ------         ------         ------
                                                                   (Dollars in thousands)
Loans delinquent for:
   30 to 89 days                              $10,557       $13,792        $10,028        $6,723         $6,291
   90 or more days                              4,726         3,975          4,296         1,939          2,556
                                               ------        ------         ------         -----          -----
     Total delinquent loans                   $15,283       $17,767        $14,324        $8,662         $8,847
                                               ======        ======         ======         =====          =====
     Ratio of total delinquent loans to
       total net loans (1)                       1.64%         2.45%          2.61%        1.80%          2.10%
                                                 ====          ====           ====         ====           ====



(1)      Total net loans includes loans held for sale.

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

                                                                                 At December 31,
                                                         2000           1999          1998         1997         1996
                                                        ------        ------         ------       ------       ------
                                                                           (Dollars in thousands)
  Loans accounted for on nonaccrual basis:
     Real estate:
        Residential                                       $2,068       $1,980        $1,328         $ 830      $ 1,086
        Nonresidential                                       197          429           233            27          655
     Consumer and other                                      157          141            64            79           40
                                                           -----        -----         -----         -----        -----
         Total nonaccrual loans                            2,422        2,550         1,625           936        1,781
                                                           -----        -----         -----         -----        -----
  Accruing loans delinquent 90 days or more:
     Real estate:
        Residential                                        1,836        1,140         2,030           710          652
     Consumer and other                                      468          285           641           293          123
                                                           -----        -----         -----         -----        -----
         Total loans 90 days past due                      2,304        1,425         2,671         1,003          775
                                                           -----        -----         -----         -----        -----

       Total nonperforming loans                          $4,726       $3,975        $4,296        $1,939       $2,556
                                                           =====        =====         =====         =====        =====

  Allowance for loan losses                               $2,906       $1,863        $1,783        $1,596       $1,373
                                                           =====        =====         =====         =====        =====

  Nonperforming loans as a percent of total net
     loans                                                  .51%          .55%          .78%          .40%         .61%
                                                            ===           ===           ===           ===          ===

  Allowance for loan losses as a percent of
     nonperforming loans                                   61.5%         46.9%         41.5%         82.3%        53.7%
                                                           ====          ====          ====          ====         ====


         The amount of interest income that would have been recorded had nonaccrual loans performed in accordance with contractual terms totaled approximately $188,000 for the year ended December 31, 2000. Interest collected on such loans and included in net earnings was $42,000.

         At December 31, 2000, there were no loans which were not classified as nonaccrual, 90 days past due or restructured which management considered classifying in the near future due to concerns as to the ability of the borrowers to comply with repayment terms.

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

         At December 31, 2000, the aggregate amounts of Camco's classified assets were as follows:

                                                       At December 31, 2000
                                                       --------------------
                                                          (In thousands)
Classified assets:
   Substandard                                                $3,280
   Doubtful                                                       20
   Loss                                                            8
                                                               -----
    Total classified assets                                   $3,308
                                                               =====


         The regulations also include a "special mention" category, consisting of assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management's close attention. Camco had assets in the amount of $1.1 million designated as "special mention" at December 31, 2000.

         Allowance for Loan Losses.   The following table sets forth an analysis
of Camco's allowance for loan losses:

                                                                      Year ended December 31,
                                                      2000         1999         1998         1997         1996
                                                     ------       ------       ------       ------       ------
                                                                       (Dollars in thousands)
Balance at beginning of year                         $1,863        $1,783      $1,596         $1,373      $1,128
Charge-offs:
   1-4 family residential real estate                     9            82           9             30           3
   Multifamily and nonresidential real estate            41            12           -            124           -
   Consumer                                             122            79          61             22           6
                                                      -----         -----       -----          -----       -----
    Total charge-offs                                   172           173          70            176           9
                                                      -----         -----       -----          -----       -----
Recoveries:
   1-4 family residential real estate                     -             -           -              2           -
   Multifamily and nonresidential real estate             -             2           -              4           -
   Consumer                                               6             4           7              8           4
                                                      -----         -----       -----          -----       -----
    Total recoveries                                      6             6           7             14           4
                                                      -----         -----       -----          -----       -----
Net charge-offs                                        (166)         (167)        (63)          (162)         (5)
Provision for losses on loans                           568           247         250            385         141
Increase attributable to mergers (1)                    641             -           -              -         109
                                                      -----         -----       -----          -----       -----
Balance at end of year                               $2,906        $1,863      $1,783         $1,596      $1,373
                                                      =====         =====       =====          =====       =====

Net charge-offs to average loans                        .02%          .03%        .01%          .04%            -%
                                                        ===           ===         ===           ===          ====



(1) The 1996 increase is due to the merger with First Savings and the 2000 increase due to the merger with Westwood Savings.

         The following table sets forth the allocation of Camco's allowance for loan losses by type of loan at the dates indicated:

                                                                  At  December 31,
                                  2000               1999                1998                1997               1996
                                  ------             ------              ------              ------             ----
                                     Percent            Percent              Percent            Percent            Percent
                                     of loans           of loans             of loans           of loans           of loans
                                     in each            in each              in each            in each            in each
                                     category           category             category           category           category
                                     to total           to total             of total           to total           to total
                             Amount    loans    Amount     loans    Amount      loans   Amount     loans   Amount     loans
                             ------    ------   ------    -----     ------     -----    ------    -----    ------    -----
                                                                 (Dollars in thousands)
Balance at year end
   applicable to:
     Mortgage loans          $2,440     92.1%    $1,350    92.9%    $1,340      94.1%    $1,030    92.8%   $1,072      93.5%
     Consumer and other         466      7.9        513     7.1        443       5.9        566     7.2       301       6.5
                              -----    -----      -----   -----      -----     -----      -----   -----     -----     -----
     loans

     Total                   $2,906    100.0%    $1,863   100.0%    $1,783     100.0%    $1,596   100.0%   $1,373     100.0%
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

         The following table sets forth the composition of Camco's investment securities portfolio, except its stock in the FHLB of Cincinnati, at the dates indicated:

                                                                    At December 31,

                                        2000                              1999                               1998
                                       ------                            ------                             ------
                         Amortized   % of   Fair    % of   Amortized  % of     Fair   % of  Amortized    % of     Fair   % of
                          cost      Total   Value  Total     cost     Total   value   Total    cost     Total    value   Total
                         -------    -----   -----  -----    -----     -----   -----   -----    -----    -----    -----   -----
Held to maturity:                                                 (Dollars in thousands)
   U.S. Government
    agency obligations    $16,482   51.3%  $16,427  51.3%  $16,584    55.8%  $16,166    55.7% $10,782    52.3%  $10,805    51.8%
   Municipal bonds            190     .6       190    .6       280      .9       286     1.0      180      .9       193      .9
   Mortgage-backed          5,273   16.4     5,247  16.4     5,944    20.0     5,818    20.0    5,019    24.4     5,102    24.5
                           ------  -----    ------ -----    ------   -----    ------   -----   ------   -----    ------   -----
   securities
    Total                  21,945   68.3    21,864   68.3   22,808    76.7    22,270    76.7   15,981    77.6    16,100    77.2
Available for sale:
   U.S. Government
     agency obligations         -      -         -      -        -      -          -       -    1,003     4.9     1,004     4.8
   Corporate equity           245     .8       309    1.0      228      .8       273     1.0      214     1.0       288     1.4
   securities
   Mortgage-backed          9,908   30.9     9,850   30.7    6,704    22.5     6,475    22.3    3,405    16.5     3,476    16.6
                           ------  -----    ------  -----   ------   -----    ------   -----   ------   -----    ------   -----
       Total               10,153   31.7    10,159   31.7    6,932    23.3     6,748    23.3    4,622    22.4     4,768    22.8
                           ------  -----    ------  -----   ------   -----    ------   -----   ------   -----    ------   -----

   Total investments and
     mortgage-backed
     securities           $32,098  100.0%  $32,023  100.0% $29,740   100.0%  $29,018   100.0% $20,603   100.0%  $20,868   100.0%
                           ======  =====    ======  =====   ======   =====    ======   =====   ======   =====    ======   =====

         The following table presents the contractual maturities or terms to repricing of Camco's investment securities, except its stock in the FHLB of Cincinnati and corporate equity securities, and the weighted average yields at December 31, 2000:

                                                             At December 31, 2000
                       -----------------------------------------------------------------------------------------------------
                                             After one           After five
                       One year or less  through  five years  through ten years  After ten years               Total
                      -----------------  -------------------  ----------------- -----------------   ---------------------------
                                                                                                                       Weighted
                      Amortized Average  Amortized  Average  Amortized Average  Amortized  Average  Amortized   Fair    average
                        cost     yield     Cost      yield     cost     yield     cost      yield     cost      value    yield
                       ------   -------   ------    -------   ------   -------  ---------   -----    ------    -----     -----
                                                             (Dollars in thousands)
U.S. Government
  agency obligations   $1,000     5.49%  $15,482    6.27%     $  -        -%    $     -         -%   $16,482   $16,427    6.22%
Municipal bonds             -        -       100    4.10         -        -          90      6.66        190       190    5.31
Mortgage-backed
  securities               37     8.74       223    8.43       816     7.50      14,105      7.20     15,181    15,097    5.18
                        -----     ----    ------    ----       ---     ----      ------      ----     ------    ------    ----
Total                  $1,037     5.60%  $15,805    6.25%     $816     7.50%    $14,195      7.16%   $31,853   $31,714    5.73%
                        =====     ====    ======    ====       ===     ====      ======      ====     ======    ======    ====


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

         The following table sets forth the dollar amount of deposits in the various types of savings programs offered by the Banks at the dates indicated:

                                                                                At December 31,
                                                            2000                     1999                     1998
                                                            ------                   ------                   ----
                                         Weighted
                                          average                 Percent                 Percent                   Percent
                                          rate at                of total                 of total                 of total
                                         12/31/00     Amount     deposits     Amount      deposits      Amount     deposits

                                                                        (Dollars in thousands)
Withdrawable accounts:
    Interest and non-interest bearing
     checking accounts                      1.60%    $ 90,830      14.4%     $ 71,582      15.5%       $ 70,944      16.0%
    Money market demand accounts            5.39       45,047       7.1        26,898       5.8          24,402       5.5
    Passbook and statement savings
     accounts                               2.90       69,706      11.0        71,128      15.4          74,405      16.8
                                            ----      -------      ----       -------      ----         -------     -----
     Total withdrawable accounts            2.87      205,583      32.5       169,608      36.7         169,751      38.3
Certificates accounts:
   Term:
     Seven days to one year                 6.49       64,693      10.2        41,093       8.9          88,134      19.9
     One to two years                       6.42      139,103      22.0       108,118      23.4          58,940      13.3
     Two to eight years                     6.31      117,146      18.5        83,299      18.1          62,429      14.1
   Negotiated rate certificates             6.90       56,552       9.0        28,618       6.2          27,338       6.2
   Individual retirement accounts           6.26       49,211       7.8        31,051       6.7          36,635       8.2
                                            ----      -------     -----       -------     -----         -------     -----
    Total certificate accounts              6.40      426,705      67.5       292,179      63.3         273,476      61.7
                                            ----      -------     -----       -------     -----         -------     -----
Total deposits                              5.28%    $632,288     100.0%     $461,787     100.0%       $443,227     100.0%
                                            ====      =======     =====       =======     =====         =======     =====


         The following table presents the amount and contractual maturities of Camco's time deposits at December 31, 2000:

                                                                Amount Due
                                  Up to                                            Over
                                one year       1-3 years        3-5 years        5 years          Total
                                --------       ---------        ---------        -------         ------
                                                         (Dollars in thousands)
Amount maturing                 $256,201        $146,014         $16,466          $8,024        $426,705
                                 =======         =======          ======           =====         =======
Average rate                        6.30%           6.56%           6.18%           6.91%           6.40%
                                    ====            ====            ====            ====            ====


         The following table sets forth the amount and maturities of Camco's time deposits in excess of $100,000 at December 31, 2000:

            Maturity                              At December 31, 2000
            --------                              --------------------
                                                       (In thousands)

            Three months or less                          $ 29,763
            Over three to six months                        15,895
            Over six to twelve months                       23,488
            Over twelve months                              40,495
                                                           -------
            Total                                         $109,641
                                                           =======


         Borrowings. The twelve regional FHLBs function as central reserve banks, providing credit for their member institutions. As members in good standing of the FHLB of Cincinnati, the Banks are authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Advances are made pursuant to several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's regulatory capital or on the FHLB's assessment of the institution's creditworthiness. Under current regulations, a member institution must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender ("QTL") test. See "REGULATION - Federal Regulation -- Qualified Thrift Lender Test." If an institution meets the QTL test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an institution does not meet the QTL test, it will be eligible for such advances only to the extent it holds QTL test assets. At December 31, 2000, each of the Banks met the QTL test.

         The following table sets forth the maximum amount of Camco's FHLB advances outstanding at any month end during the periods shown and the average aggregate balances of FHLB advances for such periods:

                                                                 Year ended December 31,
                                                       2000               1999               1998
                                                      ------             ------             ------
                                                                 (Dollars in thousands)
Maximum amount outstanding                            $357,411           $279,125           $125,483

Average amount outstanding                            $325,805           $200,285           $ 95,257

Weighted average interest cost of FHLB advances
  based on month end balances                            6.37%              5.39%              5.53%


         The following table sets forth certain information with respect to Camco's FHLB advances at the dates indicated:

                                                                     At December 31,
                                                      2000                1999               1998
                                                     ------              ------             ------
                                                                (Dollars in thousands)
Amount outstanding                                   $313,471           $279,125            $125,483

Weighted average interest rate                           6.20%              5.71%               5.41%

Yields Earned and Rates Paid

         The following table sets forth the weighted average yields earned on Camco's interest-earning assets, the weighted average interest rates paid on Camco's interest-bearing liabilities and the interest rate spread between the weighted average yields earned and rates paid by Camco at the dates indicated:

                                                                               At December 31,
                                                                ----------------------------------------------
                                                                 2000                1999                1998
                                                                ------              ------              ------
Weighted average yield on:
   Loan portfolio (1)                                             8.01%               7.47%               7.81%
   Investment portfolio (2)                                       6.82                6.17                6.61
   Total interest-earning assets (3)                              7.92                7.39                7.63
Weighted average rate paid on:
   Deposits                                                       5.28                4.39                4.46
   FHLB advances                                                  6.20                5.71                5.41
   Total interest-bearing liabilities                             5.53                4.81                4.69
Interest rate spread (spread between weighted average
   rate on all interest-earning assets and all
   interest-bearing liabilities)                                  2.39                2.58                2.94

----------------------------

(1) Includes loans held for sale and excludes the allowance for loan and lease losses.
(2)  Interest on mortgage-backed securities included.
(3)  Earnings on FHLB stock and cash surrender value of life insurance included.


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

                                                                 Year ended December 31,
                                            2000                              1999                             1998
                                  ------------------------------  ------------------------------  ------------------------------
                                   Average     Interest  Average   Average    Interest   Average    Average   Interest   Average
                                 outstanding    earned/   yield/  outstanding  earned/    yield/  outstanding  earned/    yield/
                                   balance       paid      rate     balance     paid       rate     balance     paid       rate
                                    ------      ------    ------     ------    ------     ------     ------    ------     ------
                                                                  (Dollars in thousands)
  Interest-earning assets:
   Loans receivable (1)            $903,226    $71,524      7.92%  $637,755    $47,904      7.51%   $499,515   $40,478      8.10%
   Mortgage-backed securities (2)    15,920      1,120      7.04     11,173        759      6.79      10,435       779      7.47
   Investment securities (2)         17,529      1,141      6.51     14,963        896      5.99      16,696     1,037      6.21
   Interest-bearing deposits
    and other interest-earning
    assets                           26,115      1,886      7.22     26,896      1,534      5.70      31,482     1,989      6.32
                                    -------     ------      ----    -------     ------      ----     -------    ------      ----
   Total interest-earning assets   $962,790     75,671      7.86   $690,787     51,093      7.40    $558,128    44,283      7.93
                                    =======                         =======                          =======

  Interest-bearing liabilities:
   Deposits                        $590,418     28,869      4.89   $452,939     19,119      4.22    $428,911    19,538      4.56
   FHLB advances                    325,805     20,740      6.37    200,285     10,788      5.39      95,257     5,314      5.53
                                    -------     ------      ----    -------     ------      ----     --------   ------      ----
     Total interest-bearing
       liabilities                 $916,223     49,609      5.41   $653,224     29,907      4.58    $524,168    24,852      4.74
                                    =======     ------      ----    =======     ------      ----     =======    ------      ----
Net interest income; interest
   rate spread                                 $26,062      2.45%              $21,186      2.82%              $19,431      3.19%
                                                ======      ====                ======      ====                ======      ====
Net interest margin (3)                                     2.71%                           3.07%                           3.48%
                                                            ====                            ====                            ====
Average interest-earning assets
  to average interest-bearning
  liabilities                                             105.08%                         105.75%                         106.48%
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

                                                                    Year ended December 31,
                                                  2000 vs. 1999                               1999 vs. 1998
                                      --------------------------------------      -------------------------------------
                                       Increase (decrease) due to                 Increase (decrease) due to
                                      ---------------------------                 --------------------------
                                      Volume      Rate      Other      Total      Volume     Rate      Other      Total
                                      ------      ----      -----      -----      ------     ----      -----      -----
                                                                    (Dollars in thousands)
Interest income attributable to:
   Loans receivable (1)               $20,259    $ 2,643    $ 1,079   $23,981    $11,244    $(3,016)     $(822)   $7,406
   Investment securities (2)              109        460         28       597       (397)      (229)        30      (596)
                                       ------     ------     ------    ------     ------     ------       ----     -----
     Total interest income             20,368      3,103      1,107    24,578     10,847     (3,245)      (792)    6,810
                                       ------     ------     ------    ------     ------     ------       ----     -----

Interest expense attributable to:
   Deposits                             5,802      3,035        913     9,750      1,095     (1,433)       (81)     (419)
   FHLB advances                        6,766      1,963      1,223     9,952      5,859       (183)      (202)    5,474
                                       ------     ------     ------    ------     ------     ------       ----     -----
     Total interest expense            12,568      4,998      2,136    19,702      6,954     (1,616)      (283)    5,055
                                       ------     ------     ------    ------     ------     ------       ----     -----

Increase (decrease) in net interest
   income                             $ 7,800    $(1,895)   $(1,029)  $ 4,876    $ 3,893    $(1,629)     $(509)   $1,755
                                       ======     =======    =======   ======     ======     ======       ====     =====

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

         At December 31, 2000, Cambridge Savings and Marietta Savings each had a direct investment in the capital stock of CMC in the amount of approximately $908,000. The principal business of CMC is originating first mortgage loans on residential real estate located primarily in Coshocton, Muskingum, Stark and Tuscarawas Counties, Ohio. Loans originated by CMC are generally sold to Cambridge Savings. CMC originated $88.1 million of mortgage loans in 2000, $69.2 million of which were sold to Cambridge Savings and $12.4 million of which were sold to Marietta Savings, compared to $129.8 million of mortgage loans in 1999, $122.6 million of which were sold to Cambridge Savings and $7.2 million of which were sold to Marietta Savings.

         Marietta Savings had a direct investment in the capital stock of WestMar in the amount of approximately $414,000 at December 31, 2000. The principal business of WestMar is originating first mortgage loans on residential real estate located in Wood County, West Virginia. WestMar originated $7.6 million of mortgage loans in 2000, $5.7 million of which were sold to Marietta Savings, compared to $11.1 million of mortgage loans in 1999, $9.5 million of which were sold to Marietta Savings.

         First S&L Corporation had not conducted any business during the year ended December 31, 2000, and was capitalized on a nominal basis at December 31, 2000.

Employees

         As of December 31, 2000, Camco had 232 full-time employees and 45 part-time employees. Camco believes that relations with its employees are good. Camco offers health and disability benefits and a 401(k) salary savings plan. None of the employees of Camco are represented by a collective bargaining unit.


                                   REGULATION

General

         As a savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933, as amended (the "HOLA"), Camco is subject to regulation, examination and oversight by the OTS. First Federal and First Savings are subject to regulation by the OTS and the FDIC. Cambridge Savings, Marietta Savings and Westwood Savings are subject to regulation by the Division and the FDIC. Camco and the Banks must file periodic reports with these governmental agencies, as applicable, concerning their activities and financial condition. Examinations are conducted periodically by the applicable regulators to determine whether Camco and the Banks are in compliance with various regulatory requirements and are operating in a safe and sound manner. The Banks are members of the FHLB of Cincinnati and are also subject to certain regulations promulgated by the Board of Governors of the Federal Reserve System ("FRB").

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

Ohio Regulation

         As savings banks incorporated under Ohio law, Cambridge Savings, Marietta Savings and Westwood Savings are subject to regulation by the Division. Such regulation affects the internal organization of Cambridge Savings, Marietta Savings and Westwood Savings, as well as their savings, mortgage lending and other investment activities. Ohio law requires that Cambridge Savings, Marietta Savings and Westwood Savings each maintain at least 60% of their assets in housing-related and other specified investments. At December 31, 2000, Cambridge Savings, Marietta Savings and Westwood Savings had at least 60% of their respective assets in such investments. The ability of Ohio savings banks to engage in certain state-authorized investments is subject to oversight and approval by the FDIC. See "Federal Regulation - State Chartered Bank Activities."

         Ohio law generally limits the aggregate amount that a savings bank can lend to one borrower to an amount equal to 15% of the institution's unimpaired capital and surplus. See "Lending Activities - Lending Limit."

         The Division is responsible for the regulation and supervision of Ohio savings banks in accordance with the laws of the State of Ohio. Periodic examinations by the Division are usually conducted on a joint basis with the federal examiners. Ohio law requires that Cambridge Savings, Marietta Savings and Westwood Savings maintain federal deposit insurance as a condition of doing business.

         Any mergers involving, or acquisitions of control of, Ohio savings banks must be approved by the Division. The Division may initiate certain supervisory measures or formal enforcement actions against Ohio savings banks. Ultimately, if the grounds provided by law exist, the Division may place an Ohio savings bank in conservatorship or receivership.

         In addition to being governed by the laws of Ohio specifically governing savings banks, Cambridge Savings, Marietta Savings and Westwood Savings are also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings banks.

Federal Regulation

         Supervision and Examination. The FDIC is responsible for the regulation and supervision of all commercial banks and state savings banks that are not members of the Federal Reserve System ("Non-member Banks"), including Cambridge Savings, Marietta Savings and Westwood Savings. The OTS is responsible for the regulation and supervision of all savings associations, including First Federal and First Savings. Each of the Banks must undergo a full-scope, on-site examination by its primary federal regulator at least (a) once every twelve months, if the bank has total assets of $250 million or more, or (b) once every eighteen months, if the institution has total assets of less than $250 million and satisfies other specified criteria. In lieu of conducting its own examination, the federal regulator may accept a state examination every other examination period.

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

         State-Chartered Bank Activities. The ability of Cambridge Savings, Marietta Savings and Westwood Savings to engage in any state-authorized activities or make any state-authorized investments, as principal, is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, national banks. Engaging as a principal in any such activity or investment not permissible for a national bank is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. Most equity and real estate investments (excluding office space and other real estate owned) authorized by state law are not permitted for national banks. Certain exceptions are granted for activities deemed by the FRB to be closely related to banking and for FDIC-approved subsidiary activities.

         Liquidity. OTS regulations require that each of First Federal and First Savings maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations). During fiscal 1998, certain maturity requirements were removed, which, for First Federal and First Savings, resulted in a greater eligible liquidity amount and percentage at December 31, 2000, than at prior year ends. At December 31, 1999, such minimum requirement was an amount equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less computed as of the end of the prior quarter or based on the average daily balance during the prior quarter. Monetary penalties may be imposed upon associations failing to meet liquidity requirements. The liquidity requirement of First Federal and First Savings was approximately $3.9 million, or 4%, and $2.8 million, or 4%, respectively. First Federal and First Savings' December 2000, monthly average exceeded the liquidity requirement by approximately $3.4 million and $1.7 million, respectively.

         Cambridge Savings, Marietta Savings and Westwood Savings are not required to maintain a specific level of liquidity; however, the FDIC expects them to maintain adequate liquidity to protect safety and soundness.

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

         An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association's retained net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice of the proposed capital distribution with the OTS. First Federal and First Savings paid dividends to Camco totaling $2.8 million during 2000.

         Lending Limits. OTS regulations generally limit the aggregate amount that First Federal and First Savings can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's unimpaired capital and surplus, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying these limits, the regulations require that loans to certain related borrowers be aggregated. At December 31, 2000, First Federal and First Savings were in compliance with these lending limits. See "Lending Activities - Federal Lending Limit."

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

         For Cambridge Savings, Marietta Savings and Westwood Savings the leverage capital requirement is a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well diversified risk and minimal anticipated growth or expansion, and between 4% and 5% of average total consolidated assets if they do not meet those criteria. "Tier 1" capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less all intangibles, other than includable purchased mortgage servicing rights and credit card relationships.

         Pursuant to the risk-based capital requirement, the Banks must maintain total capital, which consists of core or Tier 1 capital and certain general valuation reserves, of 8% of risk-weighted assets. For purposes of computing risk-based capital, assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100%, depending on their relative risk. There are certain differences between the risk weightings applicable to First Federal and First Savings and those applicable to Cambridge Savings, Marietta Savings and Westwood Savings.

         The following tables present certain information regarding compliance by the Banks with applicable regulatory capital requirements at December 31, 2000:

                                                                   At December 31, 2000
                                    -------------------------------------------------------------------------------------
                                                                                                 To be "well-capitalized"
                                                                        For capital              under prompt corrective
                                            Actual                   adequacy purposes               action provisions
                                    --------------------            -------------------           -----------------------

                                    Amount         Ratio            Amount        Ratio           Amount            Ratio
                                    ------         -----            ------        -----           ------            -----
                                                                   (Dollars in thousands)
Cambridge Savings
-----------------
Total capital                       $22,805         12.1%           $15,052        8.0%           $18,815           10.0%
   (to risk-weighted assets)
Tier I capital                       21,975         11.7              7,526        4.0             11,289            6.0
   (to risk-weighted assets)
Tier I leverage                      21,975          6.6             13,388        4.0             16,736            5.0

Marietta Savings
----------------
Total capital                        14,594         11.7              9,975        8.0             12,469           10.0
   (to risk-weighted assets)
Tier I capital                       13,943         11.2              4,987        4.0              7,481            6.0
   (to risk-weighted assets)
Tier I leverage                      13,943          7.3              7,606        4.0              9,507            5.0

Westwood Savings
----------------
Total capital                        13,381         14.0              7,644        8.0              9,555           10.0
   (to risk-weighted assets)
Tier I capital                       12,710         13.3              3,822        4.0              5,733            6.0
   (to risk-weighted assets)
Tier I leverage                      12,710          8.1              6,288        4.0              7,861            5.0

First Federal
-------------
Tangible capital                     11,918          5.7              3,136        1.5             10,452            5.0
Core capital                         11,918          5.7              8,362        4.0             12,543            6.0
Risk-based capital                   12,366         10.6              9,335        8.0             11,669           10.0

First Savings
-------------
Tangible capital                     10,332          7.5              2,076        1.5              6,919            5.0
Core capital                         10,332          7.5              5,535        4.0              8,302            6.0
Risk-based capital                   10,638         11.9              7,153        8.0              8,941           10.0

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

         The FDIC has an outstanding proposal to add a market risk component to the capital requirements of Non-member Banks. Such component would require additional capital for general or specific market risk of trading portfolios of debt and equity securities and other investments or assets. The policy will apply to an institution with less than $5 billion in assets only if its trading portfolio constitutes at least 10% of the institution's assets. Cambridge Savings, Marietta Savings and Westwood Savings cannot predict in what form this market risk component will be adopted, if at all. At December 31, 2000, Cambridge Savings, Marietta Savings and Westwood Savings did not have trading portfolios. The FDIC may also require additional capital to address concentrations of credit and non-traditional activities on a case-by-case basis.

         The OTS and FDIC have adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations and Non-member Banks. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the applicable agency has less flexibility in determining how to resolve the problems of the institution. In addition, the agency generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the applicable agency within 45 days after it becomes undercapitalized. Such
institution   will  be  subject  to  increased   monitoring   and  asset  growth
restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Each of the Banks' capital levels at December 31, 2000, met the standards for well-capitalized institutions.

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

Transactions with Affiliates and Insiders

         Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. The Banks were in compliance with such restrictions at December 31, 2000.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate is any company or entity which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of a savings association and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or the subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. In addition to limits in Sections 23A and 23B, First Federal and First Savings may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate, except shares of a subsidiary. Exemptions from Sections 23A or 23B of the FRA may be granted only by the FRB. The Banks were in compliance with these requirements at December 31, 2000.

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

Holding Company Regulation

         Camco is a multiple savings and loan holding company subject to the regulatory oversight, examination and enforcement authority of the OTS. Though Cambridge Savings, Marietta Savings and Westwood Savings are not savings associations, they have elected to be treated as such for holding company purposes, so that Camco is not regulated as a bank holding company. Camco is required to register and file periodic reports with the OTS. If the OTS determines that the continuation of a particular activity by a savings and loan holding company constitutes a serious threat to the financial condition of its subsidiary institutions, the OTS may impose restrictions on the holding company. Such restrictions may include limiting the payment of dividends, transactions with affiliates or any other activities deemed to pose a serious threat to the subsidiary institutions.

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

Federal Reserve Requirements

         FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $42.8 million (subject to an exemption of up to $5.5 million), and of 10% of net transaction accounts in excess of $42.8 million. At December 31, 2000, each of the Banks was in compliance with its reserve requirements.

Federal Home Loan Bank System

         The FHLBs provide credit to their members in the form of advances. As members of the FHLB of Cincinnati, the Banks are each required to maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of their residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of their advances from the FHLB of Cincinnati. Camco is in compliance with this requirement with an aggregate investment by the Banks in FHLB of Cincinnati stock of $19.3 million at December 31, 2000.

         Generally, the FHLB is not permitted to make new advances to a member without positive tangible capital. Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required to obtain and to maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

         Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance. The FHLBs have established the
"Affordable Housing Program" to subsidize the interest rate on advances to member associations engaged in lending for long-term, low- and moderate-income, owner-occupied and affordable rental housing at subsidized rates. The FHLB of Cincinnati reviews and accepts proposals for subsidies under that program twice a year. Cambridge Savings, First Federal and Marietta Savings have participated in this program.

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

         Camco's average gross receipts for the three tax years ending on December 31, 2000, is approximately $63.1 million and as a result, Camco does not qualify as a small corporation exempt from the alternative minimum tax.

         Certain thrift institutions, such as the Banks, are allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions may compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or the experience method of Section 593 of the Code. The "experience" method is also available to small banks. Under the "experience" method, a thrift institution is generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year.

         Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge-off method.

         A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of
(a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

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

         The balance of the pre-1988  reserves is subject to the  provisions  of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by any of the Banks to Camco is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Camco for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2000, the pre-1988 reserves for the Banks for tax purposes totaled approximately $9.0 million. Camco believes the Banks had approximately $27.0 million of accumulated earnings and profits for tax purposes as of December 31, 2000, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether the Banks will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Camco have been audited or closed without audit through calendar year 1996. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Camco.

         Ohio Taxation. Camco and Camco Title are subject to the Ohio corporation franchise tax, which, as applied to them, is a tax measured by both net earnings and net worth. For tax years beginning after December 31, 2000, the rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or
(ii) .400% times taxable net worth.

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

         The Banks are "financial institutions" for State of Ohio tax purposes. As such, they are subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.4% of their book net worth determined in accordance with generally accepted accounting principles. For tax year 2001 and years thereafter the tax will be 1.3% of the book net worth. As "financial institutions," the Banks are not subject to any tax based upon net income or net profits imposed by the State of Ohio.

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

Item 2.           Properties.

         The following table provides the location of, and certain other information pertaining to, Camco's office premises as of December 31, 2000:

                                              Year facility              Leased
                                                 commenced                  or                   Net book
Office Location                                 operations                owned                   value (1)
---------------                                 ----------               -------                 ---------
First Federal

134 E. Court Street
Washington Court House, Ohio                       1963                  Owned (2)                $601,549

45 West Second Street
Chillicothe, Ohio                                  1994                  Leased (3)

135 North South Street
Wilmington, Ohio                                   1992                  Owned                      92,226

1050 Washington Ave.
Washington Court House, Ohio                       1996                  Owned                     552,933

1 N. Plum Street
Germantown, Ohio                                   1998                  Owned                     575,123

687 West Main Street
New Lebanon, Ohio                                  1998                  Owned                      80,448

218 W. Olentangy Street
Powell, Ohio                                       1998                  Leased (4)                 14,317

1342 Cherry Bottom Road
Gahanna, Ohio                                      1999                  Leased (5)                 35,404

Westwood

3002 Harrison Avenue
Cincinnati, Ohio                                    1833                 Owned                   1,705,237

1101 St. Gregory Street
Cincinnati, Ohio                                   1996                  Leased (6)

5071 Glencrossing Way
Cincinnati, Ohio                                   2000                  Leased (7)


                                              Year facility              Leased
                                                 commenced                  or                   Net book
Office Location                                 operations                owned                   value (1)
---------------                                 ----------               -------                 ---------

Camco Title

290 1/2Front St.
Marietta, Ohio                                     1996                  Leased (8)

126 S. 9th Street
Cambridge, Ohio                                    1998                  Owned                    $102,030

Marietta Savings

226 Third Street
Marietta, Ohio                                     1976                  Owned                     562,412

1925 Washington Boulevard
Belpre, Ohio                                       1979                  Owned                     138,113

478 Pike Street
Marietta, Ohio                                     1998                  Leased (9)                646,406

Cambridge Savings

814 Wheeling Avenue (10)
Cambridge, Ohio                                    1963                  Owned                     987,000

327 E. 3rd Street
Uhrichsville, Ohio                                 1975                  Owned                      86,000

175 N. 11th Street
Cambridge, Ohio                                    1981                  Owned                     487,000

209 Seneca Avenue
Byesville, Ohio                                    1978                  Leased (11)


                                              Year facility              Leased
                                                 commenced                  or                   Net book
Office Location                                 operations                owned                   value (1)
---------------                                 ----------               -------                 ---------

First Savings

1640 Carter Avenue
Ashland, Kentucky                                  1961                  Owned                    $781,488

U.S. 60 - Summit
Ashland, Kentucky                                  1992                  Owned                     680,938

Greenup Mall
Russell, Kentucky                                  1980                  Owned                      98,400

191 Eastern Heights
Shopping Center
Huntington, West Virginia                          1997                  Leased (12)                 5,907

CFC

6901 Glenn Highway
Cambridge, Ohio                                    1999                  Owned                   1,384,027

CMC (13)

1320 4th Street, N.W. (14)
New Philadelphia, Ohio                             1985                  Owned                     215,000

6269 Frank Road N.W.
N. Canton, Ohio                                    1992                  Leased (15)

2359 Maple Avenue
Zanesville, Ohio                                   1993                  Leased (16)

343 W. Milltown Road
Wooster, Ohio                                      2000                  Leased (17)

WestMar

510 Grand Central Avenue
Vienna, West Virginia                               1991                 Leased (18)

--------------------------

(1)  Net book value amounts are for land, buildings and improvements.

(2) The 134 E. Court Street facility also serves as the Camco Title - WCH office.

(3)  The lease expires in September 2004.

(4)  The lease expires in 2006.

(5) The lease expires in 2004 and First Federal has the option to review for a five year term.

(6)  The lease expires in May 2001.

(7) The lease expires in April 2001. Westwood has the option to renew for 2 five-year terms.

(8)  The lease expires in May 2001.

(9) The lease expires in 2017. Marietta Savings has the option to renew for 2 five-year terms. The lease is for land.

(10) The Wheeling Avenue facility also serves as the Camco Title - Cambridge office.

(11) The lease expires in 2005. Cambridge Savings has the option to renew the lease for two five-year terms.

(12) The lease expires in April 2001.

(13) CMC also has an origination location at the ReMax office located in Dover.

(14) The 4th Street facility also serves as the Camco Title - New Philadelphia office.

(15) The lease expires in June 2001, with an option to renew for a two-year term. This facility also serves Camco Title - Canton office.

(16) The lease is currently on a month-to-month basis.

(17) The lease expires in March 2003 with an option to renew for two three-year terms.

(18) The lease expires in August 2001.


         Camco also owns furniture, fixtures and equipment. The net book value of Camco's investment in office premises and equipment totaled $13.8 million at December 31, 2000. See Note E of Notes to Consolidated Financial Statements for additional information.

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

                                     PART II

Item 5.         Market for Registrant's Common Stock and Related Security Holder
                Matters.

               Market Price Of and Dividends Paid on Camco's Stock
                        and Related Shareholder Matters

         At December 31, 2000, Camco had 6,931,898 shares of common stock outstanding and held of record by approximately 1,199 stockholders. Price information for Camco's common stock is quoted on the Nasdaq National Market ("Nasdaq") under the symbol "CAFI." The table below sets forth the high and low trade information for the common stock of Camco, together with the dividends declared per share of common stock, for each quarter of 1998, 1999 and 2000.

                                                                                                        Cash
                                                                                                     dividends
 Year ended December 31, 1998 (1)                    High                      Low                   declared
 --------------------------------                   ------                    -----                  --------
 First Quarter                                      $17.50                    $15.84                  $0.0889
 Second Quarter                                      19.64                     17.41                   0.0921
 Third Quarter                                       18.45                     14.85                   0.0976
 Fourth Quarter                                      15.68                     13.66                   0.1024

                                                                                                       Cash
                                                                                                     dividends
 Year ended December 31, 1999(1)                     High                      Low                   declared
 ----------------------------                       ------                    -----                  --------

 First Quarter                                      $14.88                    $13.10                  $0.1071
 Second Quarter                                      13.33                     12.43                   0.1143
 Third Quarter                                       13.50                     10.31                   0.1200
 Fourth Quarter                                      12.38                      9.56                   0.1200

                                                                                                       Cash
                                                                                                     dividends
 Year ended December 31, 2000                        High                      Low                   declared
 ----------------------------                       ------                    -----                  --------

 First Quarter                                     $  9.51                   $  7.67                  $0.1200
 Second Quarter                                       9.64                      8.31                   0.1200
 Third Quarter                                       10.38                      8.18                   0.1200
 Fourth Quarter                                      10.62                      8.52                   0.1200



1. Amounts have been restated to give effect to the three-for-two stock split in 1998 and the 5% stock dividend which was effected in July of 1999.

         In addition to certain federal income tax considerations, regulations of the OTS impose limitations on the payment of dividends and other capital distributions by savings associations.

Item 6.         Selected Consolidated Financial Data.

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

         The following tables set forth certain information concerning the consolidated financial position and results of operations of Camco for the periods indicated. This selected financial data should be read in conjunction with the consolidated financial statements appearing elsewhere in this document.

SELECTED CONSOLIDATED FINANCIAL DATA:(1)                                              At December 31,
                                                                 2000          1999         1998          1997         1996
------------------------------------------------------------------------------------------------------------------------------
                                                                                       (In thousands)
Total amount of:
   Assets                                                    $1,037,856      $813,482      $637,135     $570,170      $517,488
   Interest-bearing deposits in other financial
     institutions                                                 4,916           247        22,609       10,473        10,875
   Investment securities available for sale - at market             309           273         1,292        3,572         7,177
   Investment securities held to maturity                        16,672        16,864        10,962       17,489        21,844
   Mortgage-backed securities available for sale - at market      9,850         6,475         3,476        8,447        10,148
   Mortgage-backed securities held to maturity                    5,273         5,944         5,019        8,207        10,700
   Loans receivable - net (2)                                   930,672       726,225       548,669      481,501       420,818
   Deposits                                                     632,288       461,787       443,227      422,368       398,161
   FHLB advances and other borrowings                           313,471       279,125       125,483       82,319        58,354
   Stockholders' equity - substantially restricted               78,750        62,609        60,139       55,331        51,391

SELECTED CONSOLIDATED OPERATING DATA: (1)                                          Year ended December 31,
                                                                 2000          1999           1998       1997          1996
-----------------------------------------------------------------------------------------------------------------------------
                                                                            (In thousands, except per share data)
Total interest income                                           $75,671      $51,093        $44,283     $41,217       $32,812
Total interest expense                                           49,609       29,907         24,852      22,778        17,811
                                                                 ------       ------         ------      ------        ------
Net interest income                                              26,062       21,186         19,431      18,439        15,001
Provision for losses on loans                                       568          247            250         385           141
                                                                 ------       ------         ------      ------        ------
Net interest income after provision for losses on loans          25,494       20,939         19,181      18,054        14,860
Other income                                                      5,536        5,190          7,552       3,945         3,700
General, administrative and other expense                        19,530       17,113         16,319      13,733        13,762
                                                                 ------       ------         ------      ------        ------

Earnings before federal income taxes                             11,500        9,016         10,414       8,266         4,798
Federal income taxes                                              3,848        3,076          3,410       2,922         1,588
                                                                 ------       ------         ------      ------        ------
Net earnings                                                    $ 7,652      $ 5,940        $ 7,004     $ 5,344       $ 3,210
                                                                 ======       ======         ======      ======        ======

Earnings per share: (3)
   Basic                                                          $1.11        $1.04          $1.22       $0.93         $0.71
                                                                   ====         ====           ====        ====          ====

   Diluted                                                        $1.10        $1.02          $1.19       $0.91         $0.70
                                                                   ====         ====           ====        ====          ====

                                                                              For the year ended December 31,
                                                                 2000            1999         1998        1997         1996
                                                            ------------------------------------------------------------------
Return on average assets (4)                                      0.83%           0.82%        1.16%      0.98%        0.70%
Return on average equity (4)                                     10.83            9.68        12.13      10.01         7.52
Average equity to average assets (4)                              7.64            8.46         9.56       9.81         9.36
Dividend payout ratio (5)                                        43.24           44.37        31.23      51.34        56.47

------------------------------------
(footnotes on following page)

1. The information as of and for the years ended December 31, 1996 and 1997, has previously been restated to reflect the effects of the merger with GF Bancorp, Inc. which was completed in January 1998.
2.   Includes loans held for sale.
3. Earnings per share has been adjusted to give effect to the merger with GF Bancorp, Inc. and a three-for-two stock split, which were effected during 1998, and the 5% stock dividends which were effected during each of the years ended December 31, 1999 and 1997.
4. Ratios are based upon the mathematical average of the balances at the beginning and the end of the year. 5. Represents dividends per share divided by basic earnings per share.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Since its incorporation in 1970, Camco has evolved into a full-service provider of financial products to the communities served by its Banks. Utilizing a common marketing theme based on Camco's commitment to personalized customer service, Camco and its affiliates have grown from $22.4 million of consolidated assets in 1970 to $1.038 billion of consolidated assets at December 31, 2000. Camco's rate of growth is largely attributable to its acquisitions of Marietta Savings, First Federal, First Savings, GF Bancorp and Westwood Homestead and its continued expansion of product lines from the limited deposit and loan offerings which the Banks could offer in the heavily regulated environment of the 1970s to the wider array of financial service products that commercial banks traditionally offered. Additionally, Camco has enhanced its operational growth by integrating its residential lending function through establishing mortgage banking operations in the Banks' primary market areas and, to a lesser extent, by chartering a title insurance agency.

         Management believes that continued success in the financial services industry will be achieved by those institutions with a rigorous dedication to building value-added customer-oriented organizations. Toward this end, each of the Banks' are operationally decentralized, with a management team focusing on consumer preferences for financial products in the respective communities served. Based on consumer preferences, Camco's management designs financial service products with a view towards differentiating each of the constituent Banks from its competition. Management believes that the Banks' abilities to rapidly adapt to consumer needs and preferences is essential to them as community-based financial institutions competing against the larger regional and money-center bank holding companies.

         Camco's profitability depends primarily on its level of net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on deposit accounts and borrowings. In recent years, Camco's net earnings have also been heavily influenced by its level of other income, including gains on sale of loans, loan servicing fees and other fees. Camco's operations are also influenced by general, administrative and other expenses, including employee compensation and benefits, occupancy expense, federal deposit insurance premiums, data processing, franchise taxes, advertising, other operating expenses and federal income tax expense.

Asset and Liability Management

         Net interest income, the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, is the principal component of Camco's net earnings. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rate levels. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap", provides an indication of the extent to which a financial institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income, while a positive gap within shorter maturities would have the opposite effect.

         In recognition of the foregoing factors, the Board of Directors of each of the Banks has implemented an asset and liability management strategy directed toward improving each Bank's interest rate sensitivity. The principal common elements of such strategies include (1) meeting the consumer preference for fixed-rate loans over the past several years by selling such loans in the secondary market, (2) originating adjustable-rate mortgage loans ("ARMs") as demand increases coincident with an overall rise in interest rates in the economy, (3) maintaining higher levels of liquid assets, such as cash, short-term interest-earning deposits and short-term investment securities as a hedge against rising interest rates in a lower interest rate environment, and
(4) utilizing FHLB advances and longer term certificates of deposit as funding sources when available.

         The following table contains information regarding the amounts of various categories of assets and liabilities repricing within the periods indicated:

                                                                                  December 31, 2000
                                                          -------------------------------------------------------------
                                                           Within 1 year        1-5 years      Over 5 years      Total
                                                          ---------------       ---------      ------------      -----
                                                                                  (In thousands)
Interest-earning assets: (1)
     Interest-bearing deposits in other banks                  $   4,916        $     -            $    -        $  4,916
     Investment securities (2)                                     1,000           15,582                90        16,672
     Mortgage-backed securities                                       37              159            14,927        15,123
     Loans receivable (3)                                        214,972          433,316           301,884       950,172
                                                                --------         --------           -------       -------
       Total                                                     220,925          449,057           316,901       986,883
                                                                --------         --------           -------       -------
Interest-bearing liabilities: (1)
     Deposits                                                    461,786          162,478             8,024       632,288
     FHLB advances                                               130,840           96,503            86,128       313,471
                                                                --------         --------           -------       -------
       Total                                                     592,626          258,981            94,152       945,759
                                                                --------         --------           -------       -------
Excess (deficiency) of interest sensitive assets over
     interest sensitive liabilities                            $(371,701)       $ 190,076          $222,749      $ 41,124
                                                                ========         ========           =======       =======

Cumulative excess (deficiency) of interest sensitive
     assets over interest sensitive liabilities                $(371,701)       $(181,625)         $ 41,124     $  41,124
                                                                ========         ========           =======      ========


Cumulative interest rate sensitivity gap to total assets           (35.8)%          (17.5)%            4.0%           4.0%

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

Discussion of Financial Condition Changes from December 31, 1999 to December 31, 2000

         At December 31, 2000, Camco's consolidated assets totaled $1.0 billion, an increase of $224.4 million, or 27.6%, over the December 31, 1999 total. The increase was primarily due to the acquisition of Westwood Homestead in January 2000, which resulted in net asset growth of approximately $159.7 million, deposit growth of $100.5 million and increased advances from the Federal Home Loan Bank of $35.2 million. The additional growth in assets was primarily funded by an increase in deposits of $70.0 million and an increase in stockholders' equity of $4.4 million.

         Cash and  interest-bearing  deposits  in other  financial  institutions totaled $24.1 million at December 31, 2000, an increase of $7.1 million, or 42.0%, over December 31, 1999 levels. Investment securities totaled $17.0 million at December 31, 2000, a decrease of $156,000, or .9%, from the total at December 31, 1999. During 2000, investment securities totaling $857,000 were purchased, while maturities amounted to $1.0 million. Mortgage-backed securities totaled $15.1 million at December 31, 2000, an increase of $2.7 million, or
21.8%, over December 31, 1999, due primarily to the $5.2 million of mortgage-backed securities acquired through the Acquisition and purchases of $5.1 million, which were partially offset by principal repayments totaling $2.6 million and sales of $5.0 million during the year.

         Loans receivable and loans held for sale totaled $930.7 million at December 31, 2000, an increase of $204.4 million, or 28.2%, over the total at December 31, 1999. The increase resulted primarily from loans acquired through the Acquisition totaling $142.0 million and loan disbursements, including loan purchases and loans originated for sale, totaling $362.0 million, which were partially offset by principal repayments of $176.1 million and loan sales of $119.5 million. Loan origination volume, including the purchases of loans, during 2000 was less than the record 1999 volume by $87.6 million, or 19.5%, while the volume of loan sales increased by $22.6 million year to year. The decrease in loan volume was primarily attributable to a decrease in refinancing activity due to the increase in interest rates during the year.

         The consolidated allowance for loan losses totaled $2.9 million and $1.9 million at December 31, 2000 and 1999, respectively, representing 61.5% and 46.9% of nonperforming loans at those dates. The allowance for loan losses was increased as a result of the Acquisition by $641,000, which represented the allowance maintained by Westwood Homestead prior to the Acquisition. Nonperforming loans (90 days or more delinquent plus nonaccrual loans), totaled $4.7 million and $4.0 million at December 31, 2000 and 1999, respectively, constituting .51% and .55% of total net loans, including loans held for sale at those dates. Although management believes that its allowance for loan losses at December 31, 2000, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

         Deposits totaled $632.3 million at December 31, 2000, an increase of $170.5 million, or 36.9%, over December 31, 1999 levels. The increase resulted primarily from deposits of $100.5 million acquired in the Acquisition coupled with deposit portfolio growth of $70.0 million, or 15.2%, which resulted primarily from management's continuing efforts to increase deposits through marketing and pricing strategies. Advances from the FHLB increased by $34.3 million, or 12.3%, to a total of $313.5 million at December 31, 2000. The increase was due primarily to advances of $35.2 million acquired through the Acquisition. The proceeds from deposit growth and FHLB advances were primarily used to fund new loan originations and purchase investments and mortgage-backed securities during 2000.

         Stockholders' equity totaled $78.8 million at December 31, 2000, an increase of $16.1 million, or 25.8%, over December 31, 1999. The increase was due primarily to the purchase of Westwood Homestead, which resulted in an $11.7 million increase, coupled with net earnings of $7.7 million, which were partially offset by dividends declared of $3.3 million.

         The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At December 31, 2000, each of the Banks' regulatory capital exceeded all regulatory capital requirements.


Comparison of Results of Operations for the Years Ended December 31, 2000 and December 31, 1999

         General. Increases in the level of income and expenses during the year ended December 31, 2000, compared to 1999, are significantly influenced by the inclusion of the accounts of Westwood Homestead, which was acquired by Camco in January 2000 in a transaction accounted for using the purchase method of accounting. Accordingly, the statement of earnings for the year ended December 31, 1999, was not restated for the Acquisition.

         Camco's net earnings for the year ended December 31, 2000, totaled $7.7 million, an increase of $1.7 million, or 28.8%, over the $5.9 million of net earnings reported in 1999. The increase in earnings was primarily attributable to a $4.9 million increase in net interest income and an increase in other income of $346,000, which were partially offset by a $321,000 increase in the provision for losses on loans, an increase in general, administrative and other expense of $2.4 million and a $772,000 increase in the provision for federal income taxes.

         Net Interest Income. Total interest income for the year ended December 31, 2000, amounted to $75.7 million, an increase of $24.6 million, or 48.1%, over 1999, generally reflecting the effects of the $272.0 million, or 39.4%, of growth in weighted-average interest-earning assets outstanding year to year, and the increase of 46 basis points in the average yield, from 7.40% in 1999 to 7.86% in 2000. The acquisition of Westwood Homestead accounted for approximately $12.3 million of interest income during the year ended December 31, 2000.

         Interest income on loans and mortgage-backed securities totaled $72.6 million for the year ended December 31, 2000, an increase of $24.0 million, or 49.3%, over the comparable 1999 period. The increase resulted primarily from a $270.2 million, or 41.6%, increase in the weighted-average balance outstanding year to year. Interest income on investments and interest-bearing deposits increased by $597,000, or 24.6%, due primarily to an increase in the weighted-average outstanding balances of $1.8 million, or 4.3%, and an increase in the average yield.

         Interest expense on deposits amounted to $28.9 million for the year ended December 31, 2000, an increase of $9.8 million, or 51.0%, over the 1999 total. The increase was due to an increase in the weighted-average balance of deposits outstanding of $137.5 million, or 30.4% year to year, and a 67 basis point increase in the average rate paid from 4.22% in 1999 to 4.89% in 2000. The acquisition of Westwood Homestead accounted for approximately $5.3 million of the overall increase in the 2000 period. Interest expense on borrowings totaled $20.7 million for the year ended December 31, 2000, an increase of $10.0 million, or 92.3%, over 1999. The increase resulted primarily from a $125.5 million increase in the weighted-average balance of borrowings outstanding year to year and an increase of 98 basis points in the weighted-average cost of borrowings.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by $4.9 million, or 23.0%, to a total of $26.1 million for the year ended December 31, 2000, compared to $21.2 million in 1999. The interest rate spread decreased to approximately 2.45% for the year ended December 31, 2000, from 2.82% for 1999, while the net interest margin decreased to approximately 2.71% in 2000, compared to 3.07% in 1999.

         Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks' market areas, and other factors related to the collectibility of the Banks' loan portfolios. The provision for losses on loans totaled $568,000 for the year ended December 31, 2000, an increase of $321,000, or 130.0%, over the provision recorded in 1999. The 2000 provision generally reflects the effects of loan portfolio growth, coupled with an increase of $751,000 in the level of nonperforming loans year to year. In the period subsequent to December 31, 2000, approximately $661,000 of the nonperforming loans have been paid off or paid to current status. Management believes all nonperforming loans are adequately collateralized and anticipates no loss on these loans. While management uses the most current information available in determining the provision for losses on loans, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

         Other Income. Other income totaled $5.5 million for the year ended December 31, 2000, an increase of $346,000, or 6.7%, compared to 1999. The increase in other income was primarily attributable to a $297,000, or 16.9%, increase in gains on sale of loans and an increase of $159,000, or 27.7%, in service charges and other fees on deposits, which were partially offset by $41,000, or 5.8%, decrease in loan servicing fees and an $87,000, or 4.1%, decrease in late charges, rent and other. The increase in gains on sale of loans primarily reflects an increase in sales volume year to year.

         General, Administrative and Other Expense. General, administrative and other expense totaled $19.5 million for the year ended December 31, 2000, an increase of $2.4 million, or 14.1%, compared to 1999. The acquisition of Westwood Homestead accounted for $2.7 million of the increase in general, administrative and other expenses. Exclusive of the effects of the Acquisition, office occupancy and equipment expense increased by $172,000, or 7.0%, which was due to increased depreciation and increased building maintenance costs, and data processing expense increased by $354,000, or 42.4%, due to costs related to a conversion to an internal wide area network. These increases were partially offset by a decrease in employee compensation and benefits of $323,000, or 4.1%, resulting primarily from a decline in staffing levels, and a decrease of $166,000, or 63.1%, in federal deposit insurance premiums, due to a decrease in FDIC premium rates. Other operating expenses increased primarily as a result of the Corporation's overall growth year to year.

         Federal Income Taxes. The provision for federal income taxes totaled $3.8 million for the year ended December 31, 2000, an increase of $772,000 or 25.1%, compared to the provision recorded in 1999. This increase was primarily attributable to a $2.5 million, or 27.6%, increase in pre-tax earnings year-to-year. The effective tax rate amounted to 33.5% and 34.1% for the years ended December 31, 2000 and 1999, respectively.


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

         Net Interest Income. Total interest income for the year ended December 31, 1999, amounted to $51.1 million, an increase of $6.8 million, or 15.4%, over

1998, generally reflecting the effects of the $132.7 million, or 23.8%, of growth in weighted-average interest-earning assets outstanding year to year, partially offset by a decrease of 53 basis points in the average yield, from 7.93% in 1998 to 7.40% in 1999.

         Interest income on loans and mortgage-backed securities totaled $48.7 million for the year ended December 31, 1999, an increase of $7.4 million, or 18.0%, over the comparable 1998 period. The increase resulted primarily from a $139.0 million, or 27.3%, increase in the weighted-average balance outstanding year to year. Interest income on investments and interest-bearing deposits decreased by $596,000, or 19.7%, due to a decrease in the weighted-average outstanding balances of $6.3 million, or 13.1%.

         Interest expense on deposits decreased by $419,000, or 2.1%, to a total of $19.1 million for the year ended December 31, 1999, due primarily to a decline in the average cost of deposits of 33 basis points to 4.22%, which was partially offset by an increase in the weighted-average balance of deposits outstanding of $24.0 million, or 5.6%. Interest expense on borrowings totaled $10.8 million for the year ended December 31, 1999, an increase of $5.5 million, or 103.0%, over 1998. The increase resulted primarily from a $105.0 million increase in the weighted-average balance of borrowings outstanding year to year.

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

         Provision for Losses on Loans. Based on an analysis of historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks' market areas, and other factors related to the collectibility of the Banks' loan portfolios, management recorded a provision for losses on loans totaling $247,000 for the year ended December 31, 1999, a decrease of $3,000, or 1.2%, from the provision recorded in 1998. The 1999 provision generally reflected the effects of loan portfolio growth coupled with a decrease of $321,000 in the level of nonperforming loans year to year.

         Other Income. Other income totaled $5.2 million for the year ended December 31, 1999, a decrease of $2.4 million, or 31.3%, compared to 1998. The decrease in other income was primarily attributable to a $2.2 million, or 55.5%, decrease in gains on sale of loans and a decrease of $410,000, or 16.1%, in late charges, rent and other, which were partially offset by a $358,000, or 102.9%, increase in loan servicing fees. The decrease in gains on sale of loans primarily reflects a decrease in sales volume year to year. The decrease in late charges, rent and other was primarily attributable to a $171,000 decrease in title service fees at the Corporation's title agency subsidiary, as a result of the decrease in loan origination volume, and a $99,000 gain on settlement of life insurance policies recognized in 1998.

         General, Administrative and Other Expense. General, administrative and other expense totaled $17.1 million for the year ended December 31, 1999, an increase of $794,000, or 4.9%, compared to 1998. The increase was due primarily to a $628,000, or 8.6%, increase in employee compensation and benefits, a $426,000 or 20.9%, increase in occupancy and equipment, a $180,000, or 27.1%, increase in franchise taxes, a $25,000 or 4.0%, increase in advertising and a $227,000, or 6.0%, increase in other operating costs, which were partially offset by a $664,000, or 44.3%, decrease in data processing expense. The increase in employee compensation and benefits resulted primarily from an increase in staffing levels and normal merit increases year to year. The increase in occupancy and equipment was primarily attributable to an increase in both depreciation expense on office equipment and building maintenance costs. The increase in other operating expenses included an increase of $72,000 in other loan expense, reflecting overall loan growth, and an increase of $82,000 in ATM processing fees, which were incurred to convert all of Camco's ATM's to a common processor, allowing for potential lower future processing fees due to larger volumes of transactions being processed. The decrease in data processing costs was due primarily to the one-time prior year expenditures incurred to modernize the Corporation's data processing systems and to address the Year 2000 issue. Advertising, franchise taxes and other operating expenses increased primarily as a result of the Corporation's overall growth year to year.

         Federal Income Taxes. The provision for federal income taxes totaled $3.1 million for the year ended December 31, 1999, a decrease of $334,000 or 9.8%, compared to the provision recorded in 1998. This decrease was primarily attributable to a $1.4 million, or 13.4%, decrease in pre-tax earnings year to year. The effective tax rates amounted to 34.1% and 32.7% for the years ended December 31, 1999 and 1998, respectively. The Corporation's change in effective tax rate year to year was primarily attributable to the Corporation's receipt of nontaxable life insurance proceeds in 1998.


         Effect of Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

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

         SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. Camco adopted SFAS No. 133 effective January 1, 2001, as required, without material effect on Camco's financial position or results of operations.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material effect on Camco's financial position or results of operations.

         The  foregoing   discussion   of  the  effects  of  recent   accounting
pronouncements contains forward-looking statements that involve risks and uncertainties. Changes in economic circumstances or interest rates could cause the effects of the accounting pronouncements to differ from management's foregoing assessment.

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

         The following table contains information regarding the amounts of various categories of assets and liabilities repricing within the periods indicated:

                                                                                  December 31, 2000
                                                          ----------------------------------------------------------------

                                                           Within 1 year        1-5 years      Over 5 years       Total
                                                          ---------------      ----------     -------------       -----
                                                                                    (In thousands)
Interest-earning assets: (1)
     Interest-bearing deposits in other banks                  $   4,916        $       -       $      -         $  4,916
     Investment securities (2)                                     1,000           15,582             90           16,672
     Mortgage-backed securities                                       37              159         14,927           15,123
     Loans receivable (3)                                        214,972          433,316        301,884          950,172
                                                                --------         --------        -------          -------
       Total                                                     220,925          449,057        316,901          986,883
                                                                --------         --------        -------          -------
Interest-bearing liabilities: (1)
     Deposits                                                    461,786          162,478          8,024          632,288
     FHLB advances                                               130,840           96,503         86,128          313,471
                                                                --------         --------        -------          -------
       Total                                                     592,626          258,981         94,152          945,759
                                                                --------         --------        -------          -------
Excess (deficiency) of interest sensitive assets over
     interest sensitive liabilities                            $(371,701)       $ 190,076       $222,749         $ 41,124
                                                                ========         ========        =======          =======

Cumulative excess (deficiency) of interest sensitive
     assets over interest sensitive liabilities                $(371,701)       $(181,625)      $ 41,124         $ 41,124
                                                                ========         ========        =======          =======

Cumulative interest rate sensitivity gap to total assets
                                                                   (35.8)%         (17.5)%           4.0%             4.0%

---------------------------

(Footnotes on next page)

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

Item 8.        Financial Statements and Supplementary Data.



               Report of Independent Certified Public Accountants


Board of Directors
Camco Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Camco Financial Corporation as of December 31, 2000 and 1999, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camco Financial Corporation as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/ Grant Thornton LLP


Cincinnati, Ohio
February 12, 2001

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                  December 31,
                        (In thousands, except share data)

         ASSETS                                                                                  2000              1999
Cash and due from banks                                                                    $   19,153          $ 16,707
Interest-bearing deposits in other financial institutions                                       4,916               247
                                                                                            ---------           -------
         Cash and cash equivalents                                                             24,069            16,954

Investment securities available for sale - at market                                              309               273
Investment securities held to maturity - at cost, approximate market
  value of $16,617 and $16,452 as of December 31, 2000 and 1999                                16,672            16,864
Mortgage-backed securities available for sale - at market                                       9,850             6,475
Mortgage-backed securities held to maturity - at cost, approximate market
  value of $5,247 and $5,818 as of December 31, 2000 and 1999                                   5,273             5,944
Loans held for sale - at lower of cost or market                                                4,235             3,183
Loans receivable - net                                                                        926,437           723,042
Office premises and equipment - net                                                            13,845            11,706
Real estate acquired through foreclosure                                                          583               419
Federal Home Loan Bank stock - at cost                                                         19,339            14,605
Accrued interest receivable on loans                                                            5,611             3,890
Accrued interest receivable on mortgage-backed securities                                         111                78
Accrued interest receivable on investment securities and interest-bearing deposits                256               252
Prepaid expenses and other assets                                                               1,439               888
Cash surrender value of life insurance                                                          5,999             5,657
Goodwill - net of accumulated amortization                                                      3,103             3,252
Prepaid federal income taxes                                                                      725                -
                                                                                            ---------           -------

         Total assets                                                                      $1,037,856          $813,482
                                                                                            =========           =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $  632,288          $461,787
Advances from the Federal Home Loan Bank                                                      313,471           279,125
Advances by borrowers for taxes and insurance                                                   4,382             3,360
Accounts payable and accrued liabilities                                                        5,328             3,006
Dividends payable                                                                                 832               832
Accrued federal income taxes                                                                       -                133
Deferred federal income taxes                                                                   2,805             2,630
                                                                                            ---------           -------
         Total liabilities                                                                    959,106           750,873

Commitments                                                                                        -                 -

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares; no shares outstanding                 -                 -
  Common stock - $1 par value; authorized 14,900,000 shares; 7,057,917 and
    5,752,310 shares  issued at December 31, 2000 and 1999, respectively                        7,058             5,752
  Additional paid-in capital                                                                   41,551            30,351
  Retained earnings - substantially restricted                                                 31,553            27,205
  Accumulated comprehensive income (loss) - unrealized gains (losses) on
    securities designated as available for sale, net of related tax effects                         4              (124)
  Less 126,019 and 41,888 shares, respectively, of treasury stock - at cost                    (1,416)             (575)
                                                                                            ---------           -------
         Total stockholders' equity                                                            78,750            62,609
                                                                                            ---------           -------

         Total liabilities and stockholders' equity                                        $1,037,856          $813,482
                                                                                            =========           =======


The accompanying notes are an integral part of these statements.

                           Camco Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                         For the year ended December 31,
                      (In thousands, except per share data)

                                                                                    2000            1999           1998
Interest income
  Loans                                                                          $71,524         $47,904        $40,478
  Mortgage-backed securities                                                       1,120             759            779
  Investment securities                                                            1,141             896          1,037
  Interest-bearing deposits and other                                              1,886           1,534          1,989
                                                                                  ------          ------         ------
         Total interest income                                                    75,671          51,093         44,283

Interest expense
  Deposits                                                                        28,869          19,119         19,538
  Borrowings                                                                      20,740          10,788          5,314
                                                                                  ------          ------         ------
         Total interest expense                                                   49,609          29,907         24,852
                                                                                  ------          ------         ------

         Net interest income                                                      26,062          21,186         19,431

Provision for losses on loans                                                        568             247            250
                                                                                  ------          ------         ------

         Net interest income after provision for losses on loans                  25,494          20,939         19,181

Other income
  Late charges, rent and other                                                     2,046           2,133          2,543
  Loan servicing fees                                                                665             706            348
  Service charges and other fees on deposits                                         733             574            667
  Gain on sale of loans                                                            2,058           1,761          3,955
  Gain (loss) on sale of investment and mortgage-backed securities                   (37)             -              12
  Gain on sale of real estate acquired through foreclosure                            56              20             68
  Gain (loss) on sale of premises and equipment                                       15              (4)           (41)
                                                                                  ------          ------         ------
         Total other income                                                        5,536           5,190          7,552

General, administrative and other expense
  Employee compensation and benefits                                               8,948           7,926          7,298
  Occupancy and equipment                                                          3,064           2,464          2,038
  Federal deposit insurance premiums                                                 117             263            291
  Data processing                                                                  1,337             835          1,499
  Advertising                                                                        720             645            620
  Franchise taxes                                                                  1,059             844            664
  Amortization of goodwill                                                           150             150            150
  Other operating                                                                  4,135           3,986          3,759
                                                                                  ------          ------         ------
         Total general, administrative and other expense                          19,530          17,113         16,319
                                                                                  ------          ------         ------

         Earnings before federal income taxes                                     11,500           9,016         10,414

Federal income taxes
  Current                                                                          2,102           2,518          2,930
  Deferred                                                                         1,746             558            480
                                                                                  ------          ------         ------
         Total federal income taxes                                                3,848           3,076          3,410
                                                                                  ------          ------         ------

         NET EARNINGS                                                            $ 7,652         $ 5,940        $ 7,004
                                                                                  ======          ======         ======

         BASIC EARNINGS PER SHARE                                                  $1.11          $1.04           $1.22
                                                                                    ====           ====            ====

         DILUTED EARNINGS PER SHARE                                                $1.10          $1.02           $1.19
                                                                                    ====           ====            ====

The accompanying notes are an integral part of these statements.

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                         For the year ended December 31,
                                 (In thousands)


                                                                                         2000         1999         1998
Net earnings                                                                           $7,652       $5,940       $7,004

Other comprehensive income, net of tax:
  Unrealized  holding  gains  (losses) on securities  during the period,  net of taxes (benefits) of $51, $(113) and $(14) in 2000, 1999
    and 1998, respectively                                                                100         (220)         (27)

  Reclassification  adjustment for realized (gains) losses included in earnings, net of taxes (benefits) of $(14) and $4 for the years
    ended December 31, 2000 and 1998, respectively                                         28           -            (8)
                                                                                        -----        -----        -----

Comprehensive income                                                                   $7,780       $5,720       $6,969
                                                                                        =====        =====        =====

Accumulated comprehensive income (loss)                                                $    4       $ (124)      $   96
                                                                                        =====        =====        =====



























The accompanying notes are an integral part of these statements.

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998
                      (In thousands, except per share data)

                                                                                              Unrealized
                                                                                            gains (losses)
                                                                                             on securities
                                                                  Additional                  designated                      Total
                                                         Common      paid-in     Retained    as available   Treasury  stockholders'
                                                          stock      capital     earnings      for sale       stock         equity
Balance at January 1, 1998                               $3,640      $26,915      $24,645        $131      $    -         $55,331

Stock options exercised                                      14          138           -           -           (42)           110
Cash dividends declared - $0.3810 per share                  -            -        (2,195)         -            -          (2,195)
Three-for-two stock split                                 1,826           -        (1,826)         -            -              -
Net earnings for the year ended December 31, 1998            -            -         7,004          -            -           7,004
Purchase of treasury shares                                  -            -            -           -           (76)           (76)
Unrealized losses on securities designated as
  available for sale, net of related tax effects             -            -            -          (35)          -             (35)
                                                          -----       ------       ------         ---       ------         ------

Balance at December 31, 1998                              5,480       27,053       27,628          96         (118)        60,139

Cash dividends declared - $0.4614 per share                  -            -        (2,770)         -            -          (2,770)
Stock dividend (5%) including cash in lieu of
  fractional shares                                         272        3,298       (3,593)         -            -             (23)
Net earnings for the year ended December 31, 1999            -            -         5,940          -            -           5,940
Purchase of treasury shares                                  -            -            -           -          (457)          (457)
Unrealized losses on securities designated as available
  for sale, net of related tax effects                       -            -            -         (220)          -            (220)
                                                          -----       ------       ------         ---       ------         ------

Balance at December 31, 1999                              5,752       30,351       27,205        (124)        (575)        62,609

Stock options exercised                                       1            7           -           -            -               8
Cash dividends declared - $0.48 per share                    -            -        (3,327)         -            -          (3,327)
Purchase of Westwood Homestead Financial Corporation      1,305       11,193           23          -          (841)        11,680
Net earnings for the year ended December 31, 2000            -            -         7,652          -            -           7,652
Unrealized gains on securities designated as available
  for sale, net of related tax effects                       -            -            -          128           -             128
                                                          -----       ------       ------         ---       ------         ------

Balance at December 31, 2000                             $7,058      $41,551      $31,553        $  4      $(1,416)       $78,750
                                                          =====       ======       ======         ===       ======         ======

The accompanying notes are an integral part of these statements.

                           Camco Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the year ended December 31,
                                 (In thousands)
                                                                                      2000              1999           1998
Cash flows from operating activities:
  Net earnings for the year                                                       $  7,652          $  5,940       $  7,004
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of goodwill                                                           150               150            150
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                                  19                (5)           (25)
    Depreciation and amortization                                                    1,610               983            849
    Amortization of purchase accounting adjustments                                     13                88            (11)
    Provision for losses on loans                                                      568               247            250
    Amortization of deferred loan origination fees                                    (374)             (361)          (769)
    Gain on sale of real estate acquired through foreclosure                           (56)              (20)           (68)
    (Gain) loss on sale of investments and mortgage-backed securities
      designated as available for sale                                                  37                -             (12)
    (Gain) loss on sale of office premises and equipment                               (15)                4             41
    Federal Home Loan Bank stock dividends                                          (1,320)             (754)          (461)
    Gain on sale of loans                                                             (905)             (461)        (1,490)
    Loans originated for sale in the secondary market                             (120,503)          (89,956)      (211,883)
    Proceeds from sale of mortgage loans in the secondary market                   120,356            97,353        207,389
    Increase (decrease) in cash, net of acquisition of Westwood Homestead
    Financial Corporation, due to changes in:
      Accrued interest receivable on loans                                            (981)             (314)          (604)
      Accrued interest receivable on mortgage-backed securities                         13               (17)            51
      Accrued interest receivable on investments                                        (4)              (23)           120
      Prepaid expenses and other assets                                               (437)             (480)           437
      Accounts payable and other liabilities                                         2,230               327           (780)
      Federal income taxes
        Current                                                                     (1,009)             (221)           453
        Deferred                                                                     1,746               558            480
                                                                                   -------           -------        -------
         Net cash provided by operating activities                                   8,790            13,038          1,121

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities                                  1,040             6,008         20,994
  Proceeds from sale of investment securities designated as
    available for sale                                                                  -                 -             900
  Proceeds from sale of mortgage-backed securities designated as
    available for sale                                                               5,045                -           4,636
  Purchase of investment securities designated as available for sale                   (17)              (22)          (150)
  Purchase of investment securities designated as held to maturity                    (840)          (10,896)       (12,932)
  Purchase of mortgage-backed securities designated as available for sale           (5,087)           (5,080)            -
  Purchase of mortgage-backed securities designated as held to maturity                 -             (1,992)            -
  Principal repayments on mortgage-backed securities                                 2,608             2,844          3,489
  Loan disbursements                                                              (237,956)         (335,287)      (232,558)
  Purchases of loans                                                                (3,552)          (24,358)       (18,982)
  Principal repayments on loans                                                    176,055           173,960        191,105
  Purchase of office premises and equipment - net                                   (1,675)           (2,095)        (3,098)
  Proceeds from sale of office premises and equipment                                   35                -              30
  Proceeds from sale of real estate acquired through foreclosure                       505             1,191            426
  Purchase of Federal Home Loan Bank stock                                          (2,077)           (5,601)        (2,297)
  Proceeds from redemption of Federal Home Loan Bank stock                             504                -              -
  Additions to real estate acquired through foreclosure                                (25)             (153)           (58)
  Purchase of life insurance                                                           (80)             (250)           (40)
  Net increase in cash surrender value of life insurance                              (262)             (246)          (238)
  Proceeds from redemption of life insurance                                            -                 -             599
  Purchase of Westwood Homestead Financial Corporation                              (1,879)               -              -
                                                                                   -------           -------        -------
         Net cash used in investing activities                                     (67,658)         (201,977)       (48,174)
                                                                                   -------           -------        -------

         Net cash used in operating and investing activities
           (balance carried forward)                                               (58,868)         (188,939)       (47,053)
                                                                                   -------           -------        -------

                           Camco Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                         For the year ended December 31,
                                 (In thousands)
                                                                                      2000              1999           1998
         Net cash used in operating and investing activities
           (balance brought forward)                                              $(58,868)        $(188,939)      $(47,053)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                          70,185            18,560         20,859
  Proceeds from Federal Home Loan Bank advances                                    243,178           229,466        104,089
  Repayment of Federal Home Loan Bank advances                                    (244,123)          (75,823)       (60,926)
  Dividends paid on common stock                                                    (3,327)           (2,550)        (2,097)
  Proceeds from exercise of stock options                                                8                -             110
  Purchase of treasury shares                                                           -               (457)           (76)
  Increase (decrease) in advances by borrowers for taxes and insurance                  62               882         (2,000)
                                                                                   -------          --------        -------
         Net cash provided by financing activities                                  65,983           170,078         59,959
                                                                                   -------          --------        -------

Net increase (decrease) in cash and cash equivalents                                 7,115           (18,861)        12,906

Cash and cash equivalents at beginning of year                                      16,954            35,815         22,909
                                                                                   -------          --------        -------

Cash and cash equivalents at end of year                                          $ 24,069         $  16,954       $ 35,815
                                                                                   =======          ========        =======


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest on deposits and borrowings                                           $ 48,952         $  29,457       $ 24,746
                                                                                   =======          ========        =======

    Income taxes                                                                  $  3,430         $   2,927       $  2,433
                                                                                   =======          ========        =======

Supplemental disclosure of noncash investing activities:
  Transfers from mortgage loans to real estate acquired
    through foreclosure                                                           $  1,432         $   1,220       $    477
                                                                                   =======          ========        =======

  Issuance of mortgage loans upon sale of real
    estate acquired through foreclosure                                           $    703         $     761       $    697
                                                                                   =======          ========        =======

  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                                $    128         $    (220)      $    (35)
                                                                                   =======          ========        =======

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 125                                                             $  1,153         $   1,300       $  2,465
                                                                                   =======          ========        =======

  Transfer of mortgage-backed securities from a held to
    maturity classification to available for sale                                 $     -          $      -        $  1,344
                                                                                   =======          ========        =======

Supplemental disclosure of noncash financing activities:
  Acquisition of treasury stock in exchange for
    exercise of stock options                                                     $     -          $      -        $     42
                                                                                   =======          ========        =======

  Dividends declared but unpaid                                                   $    832         $     832       $    589
                                                                                   =======          ========        =======

Liabilities assumed, stock and cash paid in acquisition of
  Westwood Homestead Financial Corporation                                        $159,698         $      -        $     -

Less:  fair value of assets received                                               159,698                -              -
                                                                                   -------          --------        -------

Amount assigned to goodwill                                                       $     -          $      -        $     -
                                                                                   =======          ========        =======

The accompanying notes are an integral part of these statements.

                           Camco Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The business activities of Camco Financial Corporation ("Camco" or the "Corporation") have been limited primarily to holding the common shares of its wholly-owned subsidiaries: Cambridge Savings Bank ("Cambridge Savings"), Marietta Savings Bank ("Marietta Savings"), First Federal Savings Bank of Washington Court House ("First Federal"), First Federal Bank for Savings ("First Savings") and Westwood Homestead Savings Bank ("Westwood Homestead") (collectively hereinafter the "Banks") and Camco Title Insurance Agency ("Camco Title") and two second tier subsidiaries, Camco Mortgage Corporation and WestMar Mortgage Company. Accordingly, the Corporation's results of operations are economically dependent upon the results of the Banks' operations. The Banks conduct a general banking business within Ohio, northern West Virginia and northeastern Kentucky which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Banks' profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Banks can be significantly influenced by a number of factors, such as governmental monetary policy, that are outside of management's control.

    The consolidated financial information presented herein has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and general accounting practices within the financial services industry. In preparing financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

    During 1999, the Board of Directors of Camco approved a business combination, which was approved by regulatory authorities in 1999, and was completed in January 2000, whereby Westwood Homestead Financial Corporation ("WHFC"), the parent of Westwood Homestead, was acquired and dissolved upon consummation, and Westwood Homestead became a wholly-owned subsidiary of the Corporation. The business combination was accounted for using the purchase method of accounting. Accordingly, the consolidated financial statements herein include the accounts of Westwood Homestead from the January 6, 2000 acquisition date through December 31, 2000.

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998

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

    2.  Interest Rate Risk

    The earnings of the Corporation are primarily dependent upon net interest income, which is determined by 1) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities
    (interest rate spread) and 2) the relative amounts of interest-earning assets and interest-bearing liabilities outstanding. The Corporation's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Corporation is vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. At December 31, 2000, 1999 and 1998, the Corporation had net interest-earning assets of approximately $993.0 million, $776.3 million and $605.4 million, with weighted-average effective yields of 7.92%, 7.39% and 7.63%, respectively, and net interest-bearing liabilities of approximately $945.8 million, $740.9 million and $568.7 million, with weighted-average effective interest rates of 5.53%, 4.81% and 4.69%, respectively. To minimize the effect of adverse changes in interest rates on its results of operations, the Corporation has implemented an asset and liability management plan that emphasizes increasing the interest rate sensitivity and shortening the maturities of its interest-earning assets and extending the maturities of its interest-bearing liabilities. Although the Corporation has undertaken a variety of strategies to minimize its exposure to interest rate risk, its primary emphasis has been on the origination and purchase of adjustable rate loans.

    3.  Investment Securities and Mortgage-Backed Securities

    The Corporation accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments be categorized as held-to-maturity, trading, or available for sale. Securities classified as held-to-maturity are carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or stockholders' equity, respectively. Investment and mortgage-backed securities are classified as held-to-maturity or available for sale upon acquisition. At December 31, 2000 and 1999, the Corporation's stockholders' equity reflected a net unrealized gain of $4,000 and a net unrealized loss of $124,000, respectively. Realized gains and losses on sales of securities are recognized using the specific identification method.

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


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

    Loans held for sale are carried at the lower of cost (less principal payments received) or fair value (market value), calculated on an aggregate basis. At December 31, 2000, loans held for sale were carried at cost. At December 31, 1999, the Corporation recorded a $34,000 charge to earnings related to a market value decline on loans held for sale.

    The Corporation accounts for mortgage servicing rights in accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires that the Corporation recognize, as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to the mortgage servicing rights.

    SFAS No. 125 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value. The mortgage servicing rights recorded by the Banks, calculated in accordance with the provisions of SFAS No. 125, were segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate. Once pooled, each grouping of loans was evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio. Earnings were projected from a variety of sources including loan servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income, and costs to service the loans. The present value of future earnings is the "economic" value for the pool, i.e., the net realizable present value to an acquirer of the acquired servicing.

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    4.  Loans Receivable (continued)

    The Corporation recorded amortization related to mortgage servicing rights totaling approximately $602,000, $516,000 and $704,000, for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, the carrying value and the fair value of the Corporation's mortgage servicing rights totaled approximately $5.2 million and $4.5 million, respectively.

    At December 31, 2000 and 1999, the Banks were servicing mortgage loans of approximately $475.6 million and $421.3 million, respectively, that have been sold to the Federal Home Loan Mortgage Corporation and other investors.

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

                        December 31, 2000, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    6.  Allowance for Loan Losses (continued)

    The Corporation accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral.

    A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Corporation considers its investment in one- to four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Corporation's investment in multi-family and nonresidential loans, and its evaluation of any impairment thereon, such loans are generally collateral-dependent and as a result are carried as a practical expedient at the lower of cost or fair value.

    It is the Corporation's policy to charge off unsecured credits that are more than ninety days delinquent. Similarly, collateral-dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

    At December 31, 2000 and 1999, the Corporation had no loans that would be defined as impaired under SFAS No. 114.

    7.  Real Estate Acquired Through Foreclosure

    Real estate acquired through foreclosure is carried at the lower of the loan's unpaid principal balance (cost) or fair value less estimated selling expenses at the date of acquisition. Real estate loss provisions are recorded if the fair value of the property subsequently declines below the amount determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement of property are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred.

    8.  Office Premises and Equipment

    Office premises and equipment are carried at cost and include expenditures which extend the useful lives of existing assets. Maintenance, repairs and minor renewals are expensed as incurred. For financial reporting, depreciation and amortization are provided on the straight-line method over the useful lives of the assets, estimated to be ten to fifty years for buildings and improvements and three to twenty-five years for furniture, fixtures and equipment. An accelerated depreciation method is used for tax reporting purposes.

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


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

    11.  Earnings Per Share

    Basic earnings per share is calculated based on 6,915,154, 5,730,829 and 5,751,918 weighted-average common shares outstanding for the years ended December 31, 2000, 1999 and 1998, respectively.

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    11.  Earnings Per Share (continued)

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 6,957,431, 5,834,391 and 5,903,073 for the years ended December 31, 2000,
    1999  and  1998,  respectively.  There  were  42,277,  103,562  and  151,155 incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share for the years ended December 31, 2000, 1999 and 1998, respectively. Options to purchase 435,295 and 65,416 shares of common stock at weighted-average exercise prices of $12.15 and $14.94 were outstanding at December 31, 2000 and 1999, respectively, but were excluded from the computation of diluted earnings per share for those years because the exercise price was greater than the average market price of the common shares.

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

                        December 31, 2000, 1999 and 1998


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

                  Deposits: The fair values of deposits with no stated maturity, such as money market demand deposits, savings and NOW accounts, are deemed to equal the amount payable on demand as of December 31, 2000 and 1999. The fair value of fixed-rate certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

                  Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At December 31, 2000 and 1999, the difference between the fair value and notional amount of loan commitments was not material.

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    12.  Fair Value of Financial Instruments (continued)

    Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments are as follows:

                                                                                       December 31,
                                                                          2000                            1999
                                                               Carrying           Fair          Carrying           Fair
                                                                  value          value             value          value
                                                                                     (In thousands)
    Financial assets
      Cash and cash equivalents                              $   24,069     $   24,069          $ 16,954       $ 16,954
      Investment securities                                      16,981         16,926            17,137         16,725
      Mortgage-backed securities                                 15,123         15,097            12,419         12,293
      Loans receivable                                          930,672        934,055           726,225        714,573
      Federal Home Loan Bank stock                               19,339         19,339            14,605         14,605
                                                              ---------      ---------           -------        -------

                                                             $1,006,184     $1,009,486          $787,340       $775,150
                                                              =========      =========           =======        =======

    Financial liabilities
      Deposits                                               $  632,288     $  639,892          $461,787       $461,826
      Advances from the Federal Home Loan Bank                  313,471        307,013           279,125        275,541
      Advances by borrowers for taxes and insurance               4,382          4,382             3,360          3,360
                                                              ---------      ---------           -------        -------

                                                             $  950,141     $  951,287          $744,272       $740,727
                                                              =========      =========           =======        =======

    13.  Cash and Cash Equivalents

    Cash  and  cash  equivalents   consist  of  cash  and  due  from  banks  and
    interest-bearing deposits in other financial institutions with original maturities of three months or less.

    14.  Advertising

    Advertising costs are expensed when incurred.

    15.  Reclassifications

    Certain prior year amounts have been reclassified to conform to the 2000 consolidated financial statement presentation.

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

    The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at December 31, 2000 and 1999 are as follows:

                                                                                2000
                                                                           Gross          Gross      Estimated
                                                       Amortized      unrealized     unrealized           fair
                                                            cost           gains         losses          value
                                                                            (In thousands)
    Held to maturity:
      U.S. Government agency obligations                 $16,482            $ 16           $ 71        $16,427
      Municipal bonds                                        190              -              -             190
                                                          ------             ---            ---         ------
         Total investment securities held to maturity     16,672              16             71         16,617
    Available for sale:
      Corporate equity securities                            245             104             40            309
                                                          ------             ---            ---         ------

         Total investment securities                     $16,917            $120           $111        $16,926
                                                          ======             ===            ===         ======


                                                                                1999
                                                                           Gross          Gross      Estimated
                                                       Amortized      unrealized     unrealized           fair
                                                            cost           gains         losses          value
                                                                            (In thousands)
    Held to maturity:
      U.S. Government agency obligations                 $16,584            $ -            $418        $16,166
      Municipal bonds                                        280               7              1            286
                                                          ------             ---            ---         ------
         Total investment securities held to maturity     16,864               7            419         16,452
    Available for sale:
      Corporate equity securities                            228              75             30            273
                                                          ------             ---            ---         ------

         Total investment securities                     $17,092            $ 82           $449        $16,725
                                                          ======             ===            ===         ======

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998

NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES
                 (continued)

    The amortized cost and estimated fair value of investment securities at December 31, 2000 (including securities designated as available for sale) by contractual term to maturity are shown below.

                                                                        Estimated
                                                    Amortized                fair
                                                         cost               value
                                                               (In thousands)
    Due in one year or less                           $ 1,000             $   996
    Due after one year through five years              15,582              15,531
    Due after five years                                   90                  90
                                                       ------              ------
         Total investment securities                   16,672              16,617

    Corporate equity securities                           245                 309
                                                       ------              ------

         Total                                        $16,917             $16,926
                                                       ======              ======

    During the year ended December 31, 1998, the Corporation sold securities designated as available for sale with a carrying value of $5.5 million. Such sales resulted in approximately $12,000 in net realized gains, comprised of approximately $35,000 in gross realized gains and $23,000 in gross realized losses.

    The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at December 31, 2000 and 1999, are as follows:

                                                                                2000
                                                                           Gross          Gross      Estimated
                                                       Amortized      unrealized     unrealized           fair
                                                            cost           gains         losses          value
                                                                            (In thousands)
    Held to maturity:
      FNMA                                               $ 3,633            $ 27           $ 31        $ 3,629
      FHLMC                                                1,537              15             49          1,503
      CMOs                                                     9              -              -               9
      GNMA                                                    83               6             -              89
      Other                                                   11               6             -              17
                                                          ------             ---            ---         ------
         Total mortgage-backed securities
           held to maturity                                5,273              54             80          5,247
    Available for sale:
      FHLMC                                                3,898              20             15          3,903
      FNMA                                                 1,695              -              18          1,677
      GNMA                                                 4,315               9             54          4,270
                                                          ------             ---            ---         ------
         Total mortgage-backed securities
           available for sale                              9,908              29             87          9,850
                                                          ------             ---            ---         ------

    Total mortgage-backed securities                     $15,181            $ 83           $167        $15,097
                                                          ======             ===            ===         ======

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES
                 (continued)

                                                                                1999
                                                                           Gross          Gross      Estimated
                                                       Amortized      unrealized     unrealized           fair
                                                            cost           gains         losses          value
                                                                            (In thousands)
    Held to maturity:
      FNMA                                               $ 4,070           $  28          $  59        $ 4,039
      FHLMC                                                1,757              15            123          1,649
      CMOs                                                    12              -              -              12
      GNMA                                                    91               9             -             100
      Other                                                   14               4             -              18
                                                          ------            ----            ---         ------
         Total mortgage-backed securities
           held to maturity                                5,944              56            182          5,818
    Available for sale:
      FHLMC                                                1,934              25              4          1,955
      FNMA                                                   103              -               4             99
      GNMA                                                 4,667              -             246          4,421
                                                          ------            ----            ---         ------
         Total mortgage-backed securities
           available for sale                              6,704              25            254          6,475
                                                          ------            ----            ---         ------

    Total mortgage-backed securities                     $12,648            $ 81           $436        $12,293
                                                          ======             ===            ===         ======

    The amortized cost of mortgage-backed securities, including those designated as available for sale at December 31, 2000, by contractual terms to maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

                                                              Amortized cost
                                                              (In thousands)

    Due within one year or less                                      $    37
    Due after one year through five years                                223
    Due after five years through ten years                               816
    Due after ten years                                               14,105
                                                                      ------

                                                                     $15,181
                                                                      ======

    During the year ended December 31, 2000, the Corporation sold mortgage-backed securities designated as available for sale with a carrying value of $5.1 million, which resulted in a gross realized loss of $42,000. Additionally, U.S. Government agency securities totaling $180,000 were called, resulting in a gross realized gain of $5,000.

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


NOTE C - LOANS RECEIVABLE

    Loans receivable at December 31 consist of the following:

                                                                   2000                1999
                                                                         (In thousands)
    Conventional real estate loans:
      Existing residential properties                          $760,593            $616,438
      Nonresidential real estate                                 54,722              20,831
      Construction                                               56,039              60,565
      Developed building lots                                     5,640               4,649
    Education loans                                               1,459               1,847
    Consumer and other loans                                     71,719              49,232
                                                                -------             -------
         Total                                                  950,172             753,562

    Less:
      Undisbursed portion of loans in process                    19,911              27,569
      Unamortized yield adjustments                                 918               1,088
      Allowance for loan losses                                   2,906               1,863
                                                                -------             -------

         Loans receivable - net                                $926,437            $723,042
                                                                =======             =======

    As depicted above, the Corporation's lending efforts have historically focused on loans secured by existing residential properties, which comprise approximately $760.6 million, or 82%, of the total loan portfolio at December 31, 2000 and approximately $616.4 million, or 85%, of the total loan portfolio at December 31, 1999. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Corporation with adequate collateral coverage in the event of default. Nevertheless, the Corporation, as with any lending institution, is subject to the risk that residential real estate values could deteriorate in its primary lending areas within Ohio, northern West Virginia, and northeastern Kentucky, thereby impairing collateral values. However, management believes that residential real estate values in the Corporation's primary lending areas are presently stable.

    The Banks, in the ordinary course of business, have granted loans to certain of their directors, executive officers, and their associates. Such loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans totaled approximately $3.3 million and $2.8 million at December 31, 2000 and 1999, respectively.

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


NOTE D - ALLOWANCE FOR LOAN LOSSES

    Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

                                                    2000              1999             1998
                                                                (In thousands)
    Balance at beginning of year                  $1,863            $1,783           $1,596
    Provision for losses on loans                    568               247              250
    Charge-offs, net of immaterial recoveries       (166)             (167)             (63)
    Allowance resulting from acquisition             641                -                -
                                                   -----             -----            -----

    Balance at end of year                        $2,906            $1,863           $1,783
                                                   =====             =====            =====

    Nonaccrual and nonperforming loans totaled approximately $4.7 million, $4.0 million and $4.3 million at December 31, 2000, 1999 and 1998, respectively. Interest income that would have been recognized had such nonaccrual loans performed pursuant to contractual terms totaled approximately $188,000, $171,000 and $167,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


NOTE E - OFFICE PREMISES AND EQUIPMENT

    Office premises and equipment at December 31 is summarized as follows:

                                                                  2000             1999
                                                                      (In thousands)
    Land                                                       $ 1,862          $ 1,593
    Buildings and improvements                                  11,190            8,939
    Furniture, fixtures and equipment                            9,054            6,790
                                                                ------           ------
                                                                22,106           17,322
    Less accumulated depreciation and amortization               8,261            5,616
                                                                ------           ------

                                                               $13,845          $11,706
                                                                ======           ======

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998

NOTE F - DEPOSITS

    Deposit balances by type and weighted-average interest rate at December 31, 2000 and 1999, are summarized as follows:

                                                          2000                       1999
                                                    Amount    Rate            Amount     Rate
                                                            (Dollars in thousands)
    NOW accounts                                  $ 90,830    1.60%         $ 71,582     1.55%
    Money market demand accounts                    45,047    5.39            26,898     4.66
    Passbook and statement savings accounts         69,706    2.90            71,128     2.79
                                                   -------    ----           -------     ----
         Total withdrawable accounts               205,583    2.87           169,608     2.56
    Certificates of deposit
      Original maturities of:
        Seven days to one year                      64,693    6.49            41,093     4.69
        One to two years                           139,103    6.42           108,118     5.22
        Two to eight years                         117,146    6.31            83,299     5.82
      Negotiated rate certificates                  56,552    6.90            28,618     5.59
      Individual retirement accounts                49,211    6.26            31,051     5.55
                                                   -------    ----           -------     ----
         Total certificate accounts                426,705    6.45           292,179     5.39
                                                   -------    ----           -------     ----

    Total deposits                                $632,288    5.28%         $461,787     4.39%
                                                   =======    ====           =======     ====

    At December 31, 2000 and 1999, the Corporation had certificate of deposit accounts with balances in excess of $100,000 totaling $109.6 million and $50.5 million, respectively.

    Interest expense on deposits is summarized as follows for the years ended December 31:

                                                 2000         1999         1998
                                                        (In thousands)
    Certificate of deposit accounts           $23,249      $14,906      $15,256
    NOW accounts and money
      market demand accounts                    3,265        2,077        2,023
    Passbook and statement savings
      accounts                                  2,355        2,136        2,259
                                               ------       ------       ------

                                              $28,869      $19,119      $19,538
                                               ======       ======       ======

    The contractual maturities of outstanding certificates of deposit are summarized as follows at December 31:

                                                    2000                  1999
    Year ending December 31:                               (In thousands)
         2000                                   $     -               $192,965
         2001                                    256,201                58,316
         2002                                    108,825                23,735
         2003                                     37,189                17,163
         After 2003                               24,490                    -
                                                 -------               -------

    Total certificate of deposit accounts       $426,705              $292,179
                                                 =======               =======

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


NOTE F - DEPOSITS (continued)

    At December 31, 2000 and 1999, certain savings deposits were collateralized by a pledge of investment securities, interest-bearing deposits in other banks and letters of credit with the Federal Home Loan Bank totaling $26.6 million and $15.1 million, respectively.


NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

    Advances from the Federal Home Loan Bank, collateralized at December 31, 2000 and 1999, by pledges of certain residential mortgage loans totaling $516.0 million and $435.8 million, respectively, as well as the Federal Home Loan Bank stock of each of the respective Banks, are summarized as follows:

                                   Maturing year
    Interest rate               ending December 31,                     2000                1999
                                                                         (Dollars in thousands)
    5.41% - 6.40%                     2000                          $     -             $149,772
    5.20% - 7.02%                     2001                            61,210               9,056
    5.59% - 7.31%                     2002                            26,513              37,101
    5.50% - 7.38%                     2003                            21,610               6,108
    3.25% - 8.17%               Thereafter                           204,138              77,088
                                                                     -------             -------

                                                                    $313,471            $279,125
                                                                     =======             =======

            Weighted-average interest rate                              6.20%               5.71%
                                                                        ====                ====


NOTE H - FEDERAL INCOME TAXES

    A reconciliation of the effective tax rate for the years ended December 31, 2000, 1999 and 1998, and the federal statutory rate in each of these years, computed by applying the statutory federal corporate tax rate to income before taxes, is summarized as follows:

                                                                              2000           1999         1998
                                                                                       (In thousands)
    Federal income taxes computed at the
      expected statutory rate                                               $3,925         $3,065       $3,545
    Increase (decrease) in taxes resulting from:
      Amortization of goodwill                                                  51             51           51
      Nontaxable interest income                                              (106)          (103)         (87)
      Nontaxable life insurance proceeds                                        -              -          (100)
      Nondeductible merger related expenses                                     -              -            58
      Other                                                                    (22)            63          (57)
                                                                             -----          -----        -----
    Federal income tax provision per consolidated
      financial statements                                                  $3,848         $3,076       $3,410
                                                                             =====          =====        =====

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


NOTE H - FEDERAL INCOME TAXES (continued)

    The components of the Corporation's net deferred tax liability at December 31 are as follows:

    Taxes (payable) refundable on temporary
    differences at statutory rate:                                  2000                    1999
                                                                            (In thousands)
    Deferred tax liabilities:
      Original issue discount                                    $   (46)                $    -
      FHLB stock dividends                                        (1,780)                 (1,113)
      Percentage of earnings bad debt deduction                     (340)                   (454)
      Book versus tax depreciation                                  (463)                   (396)
      Mortgage servicing rights                                   (1,766)                 (1,513)
      Other liabilities, net                                         (22)                   (233)
      Unrealized gains on securities designated as
        available for sale                                            (2)                     -
                                                                  ------                  ------
         Total deferred tax liabilities                           (4,419)                 (3,709)

    Deferred tax assets:
      General loan loss allowance                                    988                     634
      Deferred income                                                 -                      168
      Deferred compensation                                          390                     217
      Purchase accounting adjustments                                236                      -
      Unrealized losses on securities designated as
        available for sale                                            -                       60
                                                                  ------                  ------
         Total deferred tax assets                                 1,614                   1,079
                                                                  ------                  ------

         Net deferred tax liability                              $(2,805)                $(2,630)
                                                                  ======                  ======

    For years prior to 1996, the Banks were allowed a special bad debt deduction generally limited to 8% of otherwise taxable income, subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than for bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The percentage of earnings bad debt deduction had accumulated to approximately $10.0 million as of December 31, 2000. The amount of the unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $3.1 million at December 31, 2000.

    The Banks are required to recapture as taxable income approximately $1.9 million of the bad debt reserves, which represents post-1987 additions to the reserve, and are unable to utilize the percentage of earnings method to compute the reserve in the future. The Banks have provided deferred taxes for this amount and are amortizing the recapture of the bad debt reserve into taxable income over a six year period which commenced in 1998.

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998

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

    At December 31, 2000 and 1999, the Banks had outstanding commitments to originate and purchase fixed-rate loans of approximately $1.9 million and $1.1 million, respectively, and adjustable-rate loans of approximately $2.2 million and $10.0 million, respectively. Additionally, the Banks had unused lines of credit under home equity and other loans of $36.7 million at December 31, 2000. Management believes that all loan commitments are able to be funded through cash flow from operations and existing liquidity. Fees received in connection with these commitments have not been recognized in earnings. At December 31, 2000, the Corporation had a commitment to sell loans to the Federal Home Loan Mortgage Corporation ("FHLMC") totaling $30.0 million which expires in November 2001.

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

    The Corporation has entered into lease agreements for office premises and equipment under operating leases which expire at various dates through 2010. The following table summarizes minimum payments due under lease agreements by year:

    Year ending
    December 31,                                 (Dollars in thousands)

         2001                                             $136
         2002                                              104
         2003                                               93
         2004                                               62
         2005 and thereafter                               217
                                                           ---

                                                          $612
                                                           ===

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


NOTE I - COMMITMENTS (continued)

    Total rental expense under operating leases was approximately $260,000, $278,000 and $211,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


NOTE J - REGULATORY CAPITAL

    Cambridge Savings, Marietta Savings and Westwood Homestead are subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). First Federal and First Savings are subject to regulatory capital standards promulgated by the Office of Thrift Supervision (the "OTS"). Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on each of the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    During the calendar year, each of the Banks were notified from their respective regulators that the Banks were categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" the Banks' must maintain minimum capital ratios as set forth in the tables that follow.

    The FDIC has adopted risk-based capital ratio guidelines to which Cambridge Savings, Marietta Savings and Westwood Homestead are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighting categories, with higher levels of capital being required for the categories perceived as representing greater risk.

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

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


NOTE J - REGULATORY CAPITAL (continued)

    As of December 31, 2000 and 1999, management believes that Cambridge Savings, Marietta Savings and Westwood Homestead met all capital adequacy requirements to which the Banks were subject.


    Cambridge Savings                                        As of December 31, 2000
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                                   (Dollars in thousands)
    Total capital
      (to risk-weighted assets)         $22,805    12.1%        =>$15,052    =>8.0%         =>$18,815     =>10.0%

    Tier I capital
      (to risk-weighted assets)         $21,975    11.7%        =>$ 7,526    =>4.0%         =>$11,289     => 6.0%

    Tier I leverage                     $21,975     6.6%        =>$13,388    =>4.0%         =>$16,736     => 5.0%

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

    Tier I capital
      (to risk-weighted assets)         $19,906    11.8%        =>$ 6,729    =>4.0%         =>$10,094     => 6.0%

    Tier I leverage                     $19,906     6.4%        =>$12,435    =>4.0%         =>$15,544     => 5.0%


    Marietta Savings                                         As of December 31, 2000
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                               (Dollars in thousands)

    Total capital
      (to risk-weighted assets)         $14,594    11.7%         =>$9,975    =>8.0%         =>$12,469     =>10.0%

    Tier I capital
      (to risk-weighted assets)         $13,943    11.2%         =>$4,987    =>4.0%         =>$ 7,481     => 6.0%

    Tier I leverage                     $13,943     7.3%         =>$7,606    =>4.0%         =>$ 9,507     => 5.0%

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


NOTE J - REGULATORY CAPITAL (continued)

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

    Tier I capital
      (to risk-weighted assets)         $13,034    11.9%         =>$4,379    =>4.0%         =>$ 6,569     => 6.0%

    Tier I leverage                     $13,034     7.5%         =>$6,929    =>4.0%         =>$ 8,662     => 5.0%

    Westwood Homestead                                       As of December 31, 2000
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                               (Dollars in thousands)

    Total capital
      (to risk-weighted assets)         $13,381    14.0%         =>$7,644    =>8.0%          =>$9,555     =>10.0%

    Tier I capital
      (to risk-weighted assets)         $12,710    13.3%         =>$3,822    =>4.0%          =>$5,733     => 6.0%

    Tier I leverage                     $12,710     8.1%         =>$6,288    =>4.0%          =>$7,861     => 5.0%

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

    Total capital
      (to risk-weighted assets)         $18,567    20.1%         =>$7,569    =>8.0%          =>$9,419     =>10.0%

    Tier I capital
      (to risk-weighted assets)         $17,926    19.4%         =>$3,700    =>4.0%          =>$5,551     => 6.0%

    Tier I leverage                     $17,926    11.6%         =>$6,202    =>4.0%          =>$7,752     => 5.0%

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


NOTE J - REGULATORY CAPITAL (continued)

    The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) generally equal to 4.0% of adjusted total assets, except for those associations with the highest examination rating and acceptable levels of risk. The risk-based capital requirement generally provides for the maintenance of core capital plus general loan loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Banks' multiply the value of each asset on their respective statement of financial condition by a defined risk-weighting factor, e.g., one- to four-family residential loans carry a risk-weighted factor of 50%.

    As of December 31, 2000 and 1999, management believes that First Federal and First Savings met all capital adequacy requirements to which the Banks were subject.

    First Federal                                           As of December 31, 2000
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                              (Dollars in thousands)
    Tangible capital                    $11,918      5.7%        =>$3,136    =>1.5%         =>$10,452     => 5.0%

    Core capital                        $11,918      5.7%        =>$8,362    =>4.0%         =>$12,543     => 6.0%

    Risk-based capital                  $12,366     10.6%        =>$9,335    =>8.0%         =>$11,669     =>10.0%

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

    Tangible capital                    $11,651      6.2%        =>$2,833    =>1.5%         =>$ 9,444     => 5.0%

    Core capital                        $11,651      6.2%        =>$7,556    =>4.0%         =>$11,333     => 6.0%

    Risk-based capital                  $12,094     11.2%        =>$8,679    =>8.0%         =>$10,849     =>10.0%

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


NOTE J - REGULATORY CAPITAL (continued)

    First Savings                                           As of December 31, 2000
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                              (Dollars in thousands)
    Tangible capital                    $10,332      7.5%        =>$2,076    =>1.5%          =>$6,919     => 5.0%

    Core capital                        $10,332      7.5%        =>$5,535    =>4.0%          =>$8,302     => 6.0%

    Risk-based capital                  $10,638     11.9%        =>$7,153    =>8.0%          =>$8,941     =>10.0%

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

    First Federal and First Savings are subject to regulations imposed by the OTS regarding the amount of capital distributions payable to the Corporation. Generally, First Federal and First Savings' payment of dividends is limited, without prior OTS approval, to net earnings for the current calendar year plus the two preceding years, less capital distributions paid over the comparable time period. Insured institutions are required to file an application with the OTS for capital distributions in excess of this limitation.

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


NOTE K - BENEFIT PLANS

    The Corporation has a non-contributory retirement plan which provides benefits to certain key officers. The Corporation's obligations under the plan have been provided for via the purchase of single premium key man life insurance of which the Corporation is the beneficiary. The Corporation recorded expense related to the plan totaling approximately $51,000, $45,000 and $42,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

    The Corporation also has a 401(k) Salary Savings Plan covering substantially all employees. Total expense under this plan was $334,000, $181,000 and $783,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


NOTE L - STOCK OPTION PLANS

    Stockholders of the Corporation have approved three stock option plans. Under the 1972 Plan, 254,230 common shares were reserved for issuance to officers, directors, and key employees of the Corporation and its subsidiaries. The 1982 Plan reserved 115,824 common shares for issuance to employees of the Corporation and its subsidiaries. All of the stock options under the 1972 and 1982 Plans have been granted and are subject to exercise at the discretion of the grantees through 2002. Under the 1995 Plan, 161,488 shares were reserved for issuance. Additionally, in connection with the acquisition of First Savings, the stock options of First Savings were converted into options to purchase 174,421 shares of the Corporation's stock at an exercise price of $7.38 per share. The foregoing number of shares under option reflect the three-for-two stock split effected during 1998 and the 5% stock dividend effected during 1999.

    Additionally, in connection with the acquisition of WHFC, the stock options of WHFC were converted into options to purchase 309,272 shares of the Corporation's stock at a weighted-average exercise price of $11.89 per share which expire in 2008.

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

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


NOTE L - STOCK OPTION PLANS (continued)

    The Corporation utilizes APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share would have been reported as the pro forma amounts indicated below:

                                                                         2000              1999           1998
                                                    `                      (In thousands, except per share data)
    Net earnings                          As reported                  $7,652            $5,940         $7,004
                                                                        =====             =====          =====

                                            Pro-forma                  $7,640            $5,940         $6,853
                                                                        =====             =====          =====

    Earnings per share
      Basic                               As reported                   $1.11             $1.04          $1.22
                                                                         ====              ====           ====

                                            Pro-forma                   $1.10             $1.04          $1.19
                                                                         ====              ====           ====

      Diluted                             As reported                   $1.10             $1.02          $1.19
                                                                         ====              ====           ====

                                            Pro-forma                   $1.10             $1.02          $1.16
                                                                         ====              ====           ====

    The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during 2000 and 1998: dividend yield of 2.51% and 2.04%, respectively; expected volatility of 10.0% for each year; a risk-free interest rate of 5.0% and 5.5%, respectively, and an expected life of ten years and seven years, respectively.

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


NOTE L - STOCK OPTION PLANS (continued)


    A summary of the status of the Corporation's stock option plans as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below:

                                                     2000                          1999                       1998
                                                         Weighted-                    Weighted-                 Weighted-
                                                           average                      average                   average
                                                          exercise                     exercise                  exercise
                                               Shares        price          Shares        price       Shares        price
    Outstanding at beginning of year          369,523        $ 9.43       369,523        $9.43       383,182       $ 8.25
    Granted                                    10,700          9.07           -            -          65,415        14.84
    WHFC options                              309,272         11.89           -            -             -            -
    Exercised                                    (840)         9.79           -            -         (23,074)        7.74
    Forfeited                                      -            -             -            -         (56,000)        8.38
                                              -------         -----       -------        ----        -------        -----

    Outstanding at end of year                688,655        $10.53       369,523       $9.43        369,523       $ 9.43
                                              =======         =====       =======        ====        =======        =====

    Options exercisable at year-end           688,655        $10.53       369,523       $9.43        369,523       $ 9.43
                                              =======         =====       =======        ====        =======        =====
    Weighted-average fair value of
      options granted during the year                        $ 1.75                       N/A                      $ 3.67
                                                              =====                       ===                       =====

    The following information applies to options outstanding at December 31, 2000:

    Number outstanding                                                  688,655
    Range of exercise prices                                     $7.40 - $16.59
    Weighted-average exercise price                                      $10.53
    Weighted-average remaining contractual life                      6.22 years

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


NOTE M - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION

     The following condensed financial statements summarize the financial position of the Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years ended December 31, 2000, 1999 and 1998:

                           Camco Financial Corporation

                        STATEMENTS OF FINANCIAL CONDITION

                                  December 31,
                                 (In thousands)

                                                                                               2000                1999
    ASSETS
    Cash in subsidiary Banks                                                                $   562             $   245
    Interest-bearing deposits in other financial institutions                                 1,375                 617
    Investment securities designated as available for sale                                      309                 270
    Investment in Bank subsidiaries utilizing
      the equity method                                                                      74,477              59,242
    Investment in title agency subsidiary                                                       694                 581
    Office premises and equipment - net                                                       1,777               1,490
    Cash surrender value of life insurance                                                    1,005                 957
    Prepaid expenses and other assets                                                           236                 470
    Deferred federal income taxes                                                                35                  -
                                                                                             ------              ------

             Total assets                                                                   $80,470             $63,872
                                                                                             ======              ======

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Accounts payable and other accrued liabilities                                          $   511             $   160
    Dividends payable                                                                           832                 832
    Accrued federal income taxes                                                                377                 190
    Deferred federal income taxes                                                                -                   81
                                                                                             ------              ------
             Total liabilities                                                                1,720               1,263

    Stockholders' equity
      Common stock                                                                            7,058               5,752
      Additional paid-in capital                                                             41,551              30,351
      Retained earnings - substantially restricted                                           31,553              27,205
      Unrealized losses on securities designated as available for sale,
        net of related tax effects                                                                4                (124)
      Treasury stock, at cost                                                                (1,416)               (575)
                                                                                             ------              ------
             Total stockholders' equity                                                      78,750              62,609
                                                                                             ------              ------

             Total liabilities and stockholders' equity                                     $80,470             $63,872
                                                                                             ======              ======

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


NOTE M - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION (continued)

                           Camco Financial Corporation

                             STATEMENTS OF EARNINGS

                             Year ended December 31,
                                 (In thousands)

                                                                     2000             1999            1998
    Income
      Dividends from Bank subsidiaries                             $6,950           $4,350          $3,700
      Dividends from title agency subsidiary                           -               300              -
      Interest and other income                                       159              121             305
      Equity in undistributed net earnings
        of the Bank subsidiaries                                    1,836            2,320           3,641
      (Excess distribution from) undistributed earnings
        of the title agency subsidiary                                113             (102)            331
                                                                    -----            -----           -----
             Total income                                           9,058            6,989           7,977
    General, administrative and other
      expense                                                       2,092            1,520           1,300
                                                                    -----            -----           -----
    Earnings before federal income tax
      credits                                                       6,966            5,469           6,677
    Federal income tax credits                                       (686)            (471)           (327)
                                                                    -----            -----           -----

    Net earnings                                                   $7,652           $5,940          $7,004
                                                                    =====            =====           =====

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


NOTE M - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION (continued)

                           Camco Financial Corporation

                            STATEMENTS OF CASH FLOWS
                             Year ended December 31,
                                 (In thousands)

                                                                                         2000         1999         1998
    Cash flows from operating activities:
      Net earnings for the year                                                        $7,652       $5,940       $7,004
      Adjustments to reconcile net earnings to net cash
      flows provided by (used in) operating activities:
        Undistributed net earnings of Bank subsidiaries                                (1,836)      (2,320)      (3,641)
        Excess distribution from (undistributed net earnings of)
          title agency subsidiary                                                        (113)         102         (331)
        Depreciation and amortization                                                      87           11           -
        Increase (decrease) in cash due to changes in:
          Prepaid expenses and other assets                                               421         (388)         (69)
          Accounts payable and other liabilities                                          351           (3)        (317)
          Accrued federal income taxes                                                    187          421          228
          Deferred federal income taxes                                                   (15)        (165)       -
        Other - net                                                                       (22)           8         (297)
                                                                                        -----        -----        -----
             Net cash provided by operating activities                                  6,712        3,606        2,577

    Cash flows from investing activities:
      Purchase of investment securities                                                   (17)         (22)        (150)
      Purchase of cash surrender value of life insurance                                   -          (135)          -
      Net increase in cash surrender value of life insurance                              (48)         (36)         (37)
      Purchase of office equipment and premises                                          (374)      (1,297)          -
      (Increase) decrease in interest-bearing deposits in other
        financial institutions                                                           (758)         351         (885)
      Purchase of Westwood Homestead Financial Corporation - net                       (1,879)          -            -
                                                                                        -----        -----        -----
             Net cash used in investing activities                                     (3,076)      (1,139)      (1,072)

    Cash flows from financing activities:
      Stock options exercised                                                               8           -           110
      Dividends paid                                                                   (3,327)      (2,550)      (2,097)
      Purchase of treasury shares                                                          -          (457)         (76)
                                                                                        -----        -----        -----
             Net cash used in financing activities                                     (3,319)      (3,007)      (2,063)
                                                                                        -----        -----        -----

    Net increase (decrease) in cash and cash equivalents                                  317         (540)        (558)

    Cash and cash equivalents at beginning of year                                        245          785        1,343
                                                                                        -----        -----        -----

    Cash and cash equivalents at end of year                                           $  562       $  245       $  785
                                                                                        =====        =====        =====

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


NOTE N - BUSINESS COMBINATION

    During 1999, the Corporation agreed to acquire WHFC utilizing the purchase method of accounting. WHFC was dissolved upon consummation in January 2000 and its banking subsidiary, Westwood Homestead, continued operations as a wholly-owned subsidiary of the Corporation. Camco paid $11.1 million in cash and issued 1,304,875 of its common shares in connection with the acquisition.

    The acquisition of WHFC was consummated on January 6, 2000. The consolidated statement of earnings for the year ended December 31, 2000 would not differ materially from that presented, if prepared assuming the transaction had occurred as of January 1, 2000.

    Presented below is Camco's pro-forma condensed consolidated statement of earnings and earnings per share which has been prepared as if the acquisition had been consummated as of the beginning of the year ended December 31, 1999.

                                                                       1999
                                                             (In thousands)
                                                                (unaudited)

    Total interest income                                           $62,007
    Total interest expense                                           36,014
                                                                     ------

         Net interest income                                         25,993

    Provision for losses on loans                                      (588)
    Other income                                                      5,558
    General, administrative and other expense                       (19,238)
                                                                     ------

         Earnings before income taxes                                11,725

    Federal income taxes                                              3,988
                                                                     ------

         Net earnings                                               $ 7,737
                                                                     ======

         Basic earnings per share                                     $1.10
                                                                       ====

         Diluted earnings per share                                   $1.08
                                                                       ====

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


NOTE O - CONSOLIDATION OF BANKING SUBSIDIARIES

    During January 2001, the Board of Directors of Camco and the Boards of Directors of the Banks approved an agreement of merger whereby Marietta Savings, First Federal, First Savings and Westwood Homestead will merge with and into Cambridge Savings. The consolidation will be accounted for in a manner similar to a pooling-of-interests. The transaction requires regulatory approval and is expected to be completed during the second quarter of 2001.

    Coincident with the consolidation, the Corporation has announced that Camco will record a restructuring charge related to the reorganization and consolidation totaling $1.4 million.


NOTE P - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table summarizes the Corporation's quarterly results for the years ended December 31, 2000 and 1999.

                                                                        Three Months Ended
                                                     March 31,     June 30,     September 30,     December 31,
    2000:                                                   (In thousands, except per share data)
    Total interest income                              $17,658      $18,966           $19,545          $19,502
    Total interest expense                              11,094       12,230            13,204           13,081
                                                        ------       ------            ------           ------

    Net interest income                                  6,564        6,736             6,341            6,421
    Provision for losses on loans                          137          156               138              137
    Other income                                         1,120        1,301             1,773            1,342
    General, administrative and other expense            4,931        5,093             4,768            4,738
                                                        ------       ------            ------           ------

    Earnings before income taxes                         2,616        2,788             3,208            2,888
    Federal income taxes                                   882          963             1,061              942
                                                        ------       ------            ------           ------

    Net earnings                                       $ 1,734      $ 1,825           $ 2,147          $ 1,946
                                                        ======       ======            ======           ======

    Earnings per share:
      Basic                                               $.25         $.26             $.31              $.29
                                                           ===          ===              ===               ===

      Diluted                                             $.25         $.26             $.31              $.28
                                                           ===          ===              ===               ===

                           Camco Financial Corporation

                        December 31, 2000, 1999 and 1998


NOTE P - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (continued)

                                                                        Three Months Ended
                                                     March 31,     June 30,     September 30,     December 31,
    1999:                                                   (In thousands, except per share data)
    Total interest income                              $11,406      $12,145           $13,307          $14,235
    Total interest expense                               6,500        6,939             7,836            8,632
                                                        ------       ------            ------           ------

    Net interest income                                  4,906        5,206             5,471            5,603
    Provision for losses on loans                           54           69                45               79
    Other income                                         1,565        1,415             1,118            1,092
    General, administrative and other expense            4,048        4,406             4,322            4,337
                                                        ------       ------            ------           ------

    Earnings before income taxes                         2,369        2,146             2,222            2,279
    Federal income taxes                                   799          730               752              795
                                                        ------       ------            ------           ------

    Net earnings                                       $ 1,570       $1,416            $1,470           $1,484
                                                        ======        =====             =====            =====

    Earnings per share:
      Basic                                               $.27         $.25             $.26              $.26
                                                           ===          ===              ===               ===

      Diluted                                             $.27         $.24             $.25              $.26
                                                           ===          ===              ===               ===



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

           The information contained under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed by Camco no later than 120 days after the end of the fiscal year (the "Proxy Statement") is incorporated herein by reference.

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


                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)  Exhibits.

             (3)(i)           Certificate of Incorporation
             (3)(ii)          Bylaws
             (10)(ii)-1       Employment Agreement between Camco and
                              Larry A. Caldwell
             (10)(ii)-2       Employment Agreement between Camco and
                              Anthony J. Popp
             (10)(ii)-3 Employment Agreement between Marietta Savings and Anthony J. Popp
             (10)(ii)-4       Employment Agreement between Camco and
                              Richard C. Baylor
             (21)             Subsidiaries of Camco
             (23)(i) Consent of Grant Thornton LLP regarding Camco's Consolidated Financial Statements and Form S-8
             (23)(ii) Consent of Crowe, Chizek and Company LLP regarding Camco Financial and Subsidiaries Salary Savings Plan Financial Statements and Form S-8
             (99) 2000 Financial Statements of the Camco Financial and Subsidiaries Salary Savings Plan

        (b)  Reports on Form 8-K.

             No reports on Form 8-K were filed  during the last  quarter of
            2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Camco Financial Corporation


                            By /s/ Richard C. Baylor
                               ------------------------------------------------
                               Richard C. Baylor,
                               President, Chief Operating Officer and a Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Anthony J. Popp                                          By  /s/ Larry A. Caldwell
  ---------------------------------                                 ---------------------------------
    Anthony J. Popp,                                                 Larry A. Caldwell
    Senior Vice President, Secretary and Director                    Chairman, Chief Executive Officer and Director

Date: March 23, 2001                                             Date:  March 23, 2001


By  /s/ Samuel W. Speck                                          By
  ---------------------------------                                 ---------------------------------
    Samuel W. Speck,                                                 Robert C. Dix. Jr.,
    Director                                                         Director

Date: March 23, 2001                                             Date: March 23, 2001


By  /s/ Jeffrey T. Tucker                                        By  /s/ Paul D. Leake
  ---------------------------------                                 ---------------------------------
     Jeffrey T. Tucker,                                              Paul D. Leake,
     Director                                                        Director

Date: March 23, 2001                                             Date: March 23, 2001


By /s/ Eric Spann                                                By  /s/ Kristina K. Tipton
  ---------------------------------                                 ---------------------------------
     Eric Spann,                                                     Kristina K. Tipton,
     Director                                                        Assistant Controller
                                                                     (Principal Financial Officer)

Date: March 23, 2001                                             Date: March 23, 2001


By  /s/ Kenneth R. Elshoff                                       By  /s/Terry A. Feick
  ---------------------------------                                 ---------------------------------
     Kenneth R. Elshoff,                                             Terry A. Feick,
     Director                                                        Director

Date: March 23, 2001                                             Date: March 23, 2001


By  /s/ John B. Bennet, Sr.
  ---------------------------------
     John B. Bennet, Sr.,
     Director

Date: March 23, 2001


                                INDEX TO EXHIBITS

     ITEM                           DESCRIPTION
   Exhibit (3)(i)                   Third Restated Certificate of               Incorporated by reference to Camco's Annual
                                    Incorporation of Camco Financial            Report on Form 10-K for the fiscal year ended
                                    Corporation, as amended                     December 31, 1999

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

   Exhibit (10)(ii) -2              Employment Agreement dated January 28,      Incorporated by reference to Camco's Annual
                                    1994, by and between Camco and Anthony      Report on Form 10-KSB for the fiscal year ended
                                    J. Popp                                     December 31, 1993, filed with the SEC on
                                                                                March 31, 1994 (the "1994 Form 10-KSB"), Exhibit
                                                                                10(ii)-1.

   Exhibit (10)(ii) -3              Employment Agreement dated January 28,      Incorporated by reference to the 1994 Form
                                    1994, by and between Marietta Savings       10-KSB, Exhibit 10(ii)-2.
                                    Bank and Anthony J. Popp

   Exhibit (10)(ii) -4              Employment Agreement dated January 1,
                                    2001, by and between Camco Financial
                                    Corporation and Richard C. Baylor

   Exhibit 21                       Subsidiaries of Camco                       Incorporated by reference to the 1999 Form 10-K,
                                                                                Exhibit 21
   Exhibit 23(i)                    Consent of Grant Thornton LLP regarding
                                    Camco's Consolidated Financial
                                    Statements and Form S-8

   Exhibit 23(ii) Consent of Crowe, Chizek and Company LLP regarding Camco Financial & Subsidiaries
                                    Salary Savings Plan Financial Statements and Form S-8

   Exhibit 99                       2000 Financial Statements of the Camco
                                    Financial & Subsidiaries Salary Savings
                                    Plan
