Form 10-Q
period 2001-03-31
CAMCO FINANCIAL CORP
filed 2001-05-14
CIK 16614

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2001
                               ----------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 0-25196

                           CAMCO FINANCIAL CORPORATION
------------------------------------------------------------------------------
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [   ]

As of May 11, 2001, the latest practicable date, 6,952,926.5 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.












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

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                            March 31,      December 31,
         ASSETS                                                                                  2001              2000
Cash and due from banks                                                                    $   17,266        $   19,153
Interest-bearing deposits in other financial institutions                                      19,654             4,916
                                                                                            ---------         ---------
         Cash and cash equivalents                                                             36,920            24,069

Investment securities available for sale - at market                                              272               309
Investment securities held to maturity - at cost, approximate market value of $9,428
  and $16,617 as of March 31, 2001 and December 31, 2000                                        9,368            16,672
Mortgage-backed securities available for sale - at market                                       9,413             9,850
Mortgage-backed securities held to maturity - at cost, approximate market value of
  $5,192 and $5,247 as of March 31, 2001 and December 31, 2000                                  5,149             5,273
Loans held for sale - at lower of cost or market                                                7,458             4,235
Loans receivable - net                                                                        912,759           926,437
Office premises and equipment - net                                                            13,503            13,845
Real estate acquired through foreclosure                                                          800               583
Federal Home Loan Bank stock - at cost                                                         19,786            19,339
Accrued interest receivable on loans                                                            5,635             5,611
Accrued interest receivable on mortgage-backed securities                                         107               111
Accrued interest receivable on investment securities and interest-bearing deposits                157               256
Prepaid expenses and other assets                                                               2,133             1,439
Cash surrender value of life insurance                                                          6,069             5,999
Goodwill and other intangible assets                                                            3,066             3,103
Prepaid federal income taxes                                                                       -                725
                                                                                            ---------         ---------

         Total assets                                                                      $1,032,595        $1,037,856
                                                                                            =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $  649,381        $  632,288
Advances from the Federal Home Loan Bank                                                      290,921           313,471
Advances by borrowers for taxes and insurance                                                   2,720             4,382
Accounts payable and accrued liabilities                                                        5,304             5,328
Dividends payable                                                                                 834               832
Accrued federal income taxes                                                                      362                -
Deferred federal income taxes                                                                   2,823             2,805
                                                                                            ---------         ---------
         Total liabilities                                                                    952,345           959,106

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares;
    no shares outstanding                                                                          -                 -
  Common stock - $1 par value; authorized 14,900,000 shares, 7,078,946 and
    7,057,917 shares issued at March 31, 2001 and December 31, 2000, respectively               7,079             7,058
  Additional paid-in capital                                                                   41,718            41,551
  Retained earnings - substantially restricted                                                 32,854            31,553
  Less 126,019 shares of treasury stock - at cost                                              (1,416)           (1,416)
  Accumulated comprehensive income, unrealized gains on securities designated
    as available for sale, net of related tax effects                                              15                 4
                                                                                            ---------         ---------
         Total stockholders' equity                                                            80,250            78,750
                                                                                            ---------         ---------

         Total liabilities and stockholders' equity                                        $1,032,595        $1,037,856
                                                                                            =========         =========

                           Camco Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      For the three months ended March 31,
                      (In thousands, except per share data)

                                                                                                    2001           2000
Interest income
  Loans                                                                                          $18,416        $16,669
  Mortgage-backed securities                                                                         255            289
  Investment securities                                                                              242            276
  Interest-bearing deposits and other                                                                527            424
                                                                                                  ------         ------
         Total interest income                                                                    19,440         17,658

Interest expense
  Deposits                                                                                         8,072          6,402
  Borrowings                                                                                       4,676          4,692
                                                                                                  ------         ------
         Total interest expense                                                                   12,748         11,094
                                                                                                  ------         ------

         Net interest income                                                                       6,692          6,564

Provision for losses on loans                                                                        156            137
                                                                                                  ------         ------

         Net interest income after provision for losses on loans                                   6,536          6,427

Other income
  Late charges, rent and other                                                                       579            469
  Loan servicing fees (costs)                                                                        (20)           294
  Service charges and other fees on deposits                                                         213            162
  Gain on sale of loans                                                                              625            157
  Gain (loss) on sale of office premises and equipment                                                (1)             5
  Gain on sale of real estate acquired through foreclosure                                            11             33
                                                                                                  ------         ------
         Total other income                                                                        1,407          1,120

General, administrative and other expense
  Employee compensation and benefits                                                               2,122          2,457
  Occupancy and equipment                                                                            779            732
  Federal deposit insurance premiums                                                                  30             29
  Data processing                                                                                    350            282
  Advertising                                                                                        174            189
  Franchise taxes                                                                                    278            291
  Amortization of goodwill                                                                            37             40
  Other operating                                                                                    947            911
                                                                                                  ------         ------
         Total general, administrative and other expense                                           4,717          4,931
                                                                                                  ------         ------

         Earnings before federal income taxes                                                      3,226          2,616

Federal income taxes
  Current                                                                                          1,081            570
  Deferred                                                                                             9            312
                                                                                                  ------         ------
         Total federal income taxes                                                                1,090            882
                                                                                                  ------         ------

         NET EARNINGS                                                                            $ 2,136        $ 1,734
                                                                                                  ======         ======

         BASIC EARNINGS PER SHARE                                                                   $.31           $.25
                                                                                                     ===            ===

         DILUTED EARNINGS PER SHARE                                                                 $.30           $.25
                                                                                                     ===            ===

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      For the three months ended March 31,
                                 (In thousands)

                                                                                                    2001           2000
Net earnings                                                                                      $2,136         $1,734

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) during the period, net of taxes (benefits)
    of $6 and $(7) in 2001 and 2000, respectively                                                     11            (13)
                                                                                                   -----          -----

Comprehensive income                                                                              $2,147         $1,721
                                                                                                   =====          =====

Accumulated comprehensive income (loss)                                                           $   15         $ (137)
                                                                                                   =====          =====

                           Camco Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                 (In thousands)

                                                                                                 2001              2000
Cash flows from operating activities:
  Net earnings for the period                                                                 $ 2,136           $ 1,734
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                               (373)              (73)
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                                             12                 5
    Amortization of goodwill                                                                       37                40
    Depreciation and amortization                                                                 390               288
    Amortization of purchase accounting adjustments, net                                          155                10
    Provision for losses on loans                                                                 156               137
    Gain on sale of real estate acquired through foreclosure                                      (11)              (33)
    (Gain) loss on sale of office premises and equipment                                            1                (5)
    Federal Home Loan Bank stock dividends                                                       (347)             (289)
    Gain on sale of loans                                                                        (300)              (64)
    Loans originated for sale in the secondary market                                         (25,291)          (14,397)
    Proceeds from sale of loans in the secondary market                                        22,368            12,857
    Increase (decrease) in cash, net of acquisition of Westwood Homestead
      Financial Corporation, due to changes in:
      Accrued interest receivable - loans                                                         (24)             (331)
      Accrued interest receivable - mortgage-backed securities                                      4                 3
      Accrued interest receivable - investments                                                    99                (7)
      Prepaid expenses and other assets                                                             5            (1,524)
      Accrued interest and other liabilities                                                      (22)              556
      Federal income taxes
        Current                                                                                   362               196
        Deferred                                                                                    9               312
                                                                                               ------            ------
         Net cash used in operating activities                                                   (634)             (585)

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities                                            10,300                -
  Principal repayments on mortgage-backed securities                                              631               660
  Purchases of investment securities                                                           (2,995)             (750)
  Loan principal repayments                                                                    53,742            31,153
  Loan disbursements                                                                          (39,429)          (66,380)
  Purchases of loans                                                                           (1,167)               -
  Additions to office premises and equipment                                                      (49)             (259)
  Additions to real estate acquired through foreclosure                                           (81)               (2)
  Proceeds from sale of real estate acquired through foreclosure                                  517               464
  Purchase of Federal Home Loan Bank stock                                                       (100)             (853)
  Net increase in cash surrender value of life insurance                                          (70)              (66)
  Purchase of Westwood Homestead Financial Corporation - net                                       -             (1,879)
                                                                                               ------            ------
         Net cash provided by (used in) investing activities                                   21,299           (37,912)
                                                                                               ------            ------

         Net cash provided by (used in) operating and investing
           activities (balance carried forward)                                                20,665           (38,497)
                                                                                               ------            ------

                           Camco Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the three months ended March 31,
                                 (In thousands)

                                                                                                 2001              2000
         Net cash provided by (used in) operating and investing
           activities (balance brought forward)                                               $20,665          $(38,497)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                                     17,093            19,992
  Proceeds from Federal Home Loan Bank advances                                                22,750            54,800
  Repayment of Federal Home Loan Bank advances                                                (45,348)          (32,045)
  Dividends paid on common stock                                                                 (835)             (832)
  Proceeds from exercise of stock options                                                         188                 8
  Decrease in advances by borrowers for taxes and insurance                                    (1,662)           (1,503)
                                                                                               ------           -------
         Net cash provided by (used in) financing activities                                   (7,814)           40,420
                                                                                               ------           -------

Increase in cash and cash equivalents                                                          12,851             1,923

Cash and cash equivalents at beginning of period                                               24,069            16,954
                                                                                               ------           -------

Cash and cash equivalents at end of period                                                    $36,920          $ 18,877
                                                                                               ======           =======


Supplemental disclosure of cash flow information: Cash paid during the period for:
    Interest on deposits and borrowings                                                       $12,860          $ 10,962
                                                                                               ======           =======

    Income taxes                                                                              $   511          $    175
                                                                                               ======           =======

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                      $    11          $    (13)
                                                                                               ======           =======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                              $   325          $     93
                                                                                               ======           =======

  Transfers from mortgage loans to real estate acquired through foreclosure                   $   666          $    321
                                                                                               ======           =======

  Liabilities assumed, stock and cash paid in acquisition of Westwood
    Homestead Financial Corporation                                                           $    -           $159,698

  Less:  fair value of assets received                                                             -            159,698
                                                                                               ------           -------

  Amount assigned to goodwill                                                                 $    -           $     -
                                                                                               ======           =======

                           Camco Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

          The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation ("Camco" or the "Corporation") included in Camco's Annual Report on Form 10-K for the year ended December 31, 2000. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results which may be expected for the entire year.

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

3.       Earnings Per Share

          Basic earnings per share for the  three-month  periods ended March 31,
          2001  and  2000,   is  computed   based  on  6,942,012  and  6,864,553
          weighted-average shares outstanding, respectively.

          Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plans. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 7,017,900 and 6,905,051 for the three-month periods ended March 31, 2001 and 2000, respectively.

                           Camco Financial Corporation

3.       Earnings Per Share (continued)

          There were 75,888 and 40,498 incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share for the three-month periods ended March 31, 2001 and 2000, respectively.

          Options to purchase 322,152 and 176,059 shares of common stock with weighted-average exercise prices of $12.97 and $11.67 were outstanding at March 31, 2001 and 2000, respectively, but were excluded from the computation of common share equivalents because the exercise prices were greater than the average market price of the common shares.

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

          SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. Management adopted SFAS No. 133 effective January 1, 2001, as required, without material impact on the Corporation's financial position or results of operations.

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

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            For the three-month periods ended March 31, 2001 and 2000


General

Camco's profitability depends primarily on the level of its net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on deposit accounts and borrowings. In recent years, Camco's net earnings have been heavily influenced by the level of other income, including gains on sale of loans, loan servicing fees, and other fees. Camco's operations are also influenced by the level of general, administrative and other expenses, including employee compensation and benefits, occupancy and equipment and data processing, as well as various other operating expense categories, including federal income tax expense.


Discussion  of Financial  Condition  Changes from December 31, 2000 to March 31,
2001

At March 31, 2001, Camco's consolidated assets totaled $1.0 billion, a decrease of $5.3 million, or .5%, from the December 31, 2000 total. This decrease consisted primarily of a decrease in loans receivable and investment securities, partially offset by an increase in interest-bearing deposits.

Cash and interest-bearing deposits in other financial institutions totaled $36.9 million at March 31, 2001, an increase of $12.9 million, or 53.4%, over December 31, 2000 levels. Investment securities totaled $9.6 million at March 31, 2001, a decrease of $7.3 million, or 43.2%, from the total at December 31, 2000. Investment securities purchases totaled $3.0 million, while maturities amounted to $10.3 million during the three-month period ended March 31, 2001.

Mortgage-backed securities totaled $14.6 million at March 31, 2001, a decrease of $561,000, or 3.7%, from December 31, 2000, due primarily to principal repayments totaling $631,000.

Loans receivable, including loans held for sale, decreased by $10.5 million, or 1.1%, during the three months ended March 31, 2001, to a total of $920.2 million. The decrease resulted primarily from principal repayments of $53.7 million and loan sales of $22.1 million, which were partially offset by loan disbursements, including purchased loans, which totaled $65.9 million. The volume of loans originated and purchased during the 2001 three-month period was less than that of the 2000 period by $14.9 million, or 18.4%, while the volume of loan sales increased by $9.3 million year to year.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three-month periods ended March 31, 2001 and 2000


Discussion of Financial Condition Changes from December 31, 2000 to March 31, 2001 (continued)

As interest rates in the economy have declined over the first quarter of 2001, consumer preference has shifted to long-term fixed-rate mortgage loans to fund home purchases and to refinance current loans. Camco's loan production in this lower interest rate environment has clearly shifted to fixed-rate mortgage loans and Camco will continue its asset/liability management strategy of selling low yielding long-term fixed-rate loans.

Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $5.8 million and $4.7 million at March 31, 2001 and December 31, 2000, respectively, constituting .63% and .51% of total net loans, including loans held for sale, at those dates. At March 31, 2001, nonperforming loans consisted primarily of one- to four-family residential properties which management believes are adequately collateralized. The consolidated allowance for loan losses totaled $3.0 million and $2.9 million at March 31, 2001 and December 31, 2000, respectively, representing 52.3% and 61.5% of nonperforming loans, respectively, at those dates. Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances at March 31, 2001, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

Deposits totaled $649.4 million at March 31, 2001, an increase of $17.1 million, or 2.7%, over December 31, 2000 levels. The increase resulted primarily from management's continuing efforts to achieve growth in deposits through marketing and pricing strategies. Advances from the Federal Home Loan Bank ("FHLB") decreased by $22.6 million, or 7.2%, to a total of $290.9 million at March 31, 2001. The proceeds from deposit growth, coupled with excess repayments on loans receivable, were used to repay FHLB borrowings during the period.

The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2001, each of the Banks' regulatory capital exceeded all regulatory capital requirements.


Comparison of Results of Operations for the Three Months Ended March 31, 2001 and 2000

General

Camco's net earnings for the three months ended March 31, 2001 totaled $2.1 million, an increase of $402,000, or 23.2%, over the $1.7 million of net earnings reported in the comparable 2000 period. The increase in earnings was primarily attributable to a $128,000 increase in net interest income, an increase of $287,000 in other income and a decrease in general, administrative and other expense of $214,000, which were partially offset by a $19,000 increase in the provision for losses on loans and an increase in the provision for federal income taxes of $208,000.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three-month periods ended March 31, 2001 and 2000


Comparison of Results of Operations for the Three Months Ended March 31, 2001 and 2000 (continued)

Net Interest Income

Total interest income for the three months ended March 31, 2001, amounted to $19.4 million, an increase of $1.8 million, or 10.1%, over the three-month period ended March 31, 2000, generally reflecting the effects of growth in average interest-earning assets outstanding of approximately $84.5 million, or 9.3%.

Interest income on loans and mortgage-backed securities totaled $18.7 million for the three months ended March 31, 2001, an increase of $1.7 million, or 10.1%, over the comparable 2000 period. The increase resulted primarily from a $78.5 million, or 9.1%, increase in the average balance outstanding year to year. Interest income on investment securities and other interest-earning assets increased by $69,000, or 9.9%, due primarily to a $5.9 million, or 14.4%, increase in the average balance outstanding year to year.

Interest expense on deposits increased by $1.7 million, or 26.1%, to a total of $8.1 million for the three months ended March 31, 2001, due primarily to an $83.6 million, or 15.2%, increase in average deposits outstanding over the prior year. Interest expense on borrowings totaled $4.7 million for the three months ended March 31, 2001, a decrease of $16,000, or 0.3%, from the 2000 three-month period. The decrease resulted primarily from a $7.7 million, or 2.5%, decrease in the average balance outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $128,000, or 2.0%, to a total of $6.7 million for the three months ended March 31, 2001. The interest rate spread decreased to approximately 2.42% for the three months ended March 31, 2001, from 2.65% for the 2000 period, while the net interest margin decreased to approximately 2.70% in 2001, compared to 2.90% in 2000.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks' market areas and other factors related to the collectibility of the Banks' loan portfolios. Management elected to record a provision for losses on loans totaling $156,000 for the three months ended March 31, 2001, an increase of $19,000, or 13.9%, over the comparable period in 2000. The current period provision generally reflects the overall growth in the loan portfolio year to year, as well as the increase in the level of nonperforming loans during the first quarter of fiscal 2001. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming loans in the future.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 2001 and 2000


Comparison of Results of Operations for the Three Months Ended March 31, 2001 and 2000 (continued)

Other Income

Other income totaled $1.4 million for the three months ended March 31, 2001, an increase of $287,000, or 25.6%, over the comparable 2000 period. The increase in other income was primarily attributable to a $468,000, or 298.1%, increase in gains on sale of loans, an increase of $110,000, or 23.5%, in late charges, rent and other and a $51,000, or 31.5%, increase in service charges and fees on deposits, which were partially offset by a decrease of $314,000, or 106.8%, in loan servicing fees and a $22,000 decrease in gain on sale of real estate owned. The increase in gain on sale of loans was due to the increase in sales volume as a result of the demand for fixed-rate loans in the declining interest rate environment. The decrease in loan servicing fees was primarily due to an increase in the level of amortization of mortgage servicing rights. Such amortization is based, among other factors, upon the repayment of loans receivable, which increased by $22.6 million, or 72.5%, over the comparable period.

General, Administrative and Other Expense

General, administrative and other expense totaled $4.7 million for the three months ended March 31, 2001, a decrease of $214,000, or 4.3%, from the comparable period in 2000. The decrease was due to a decrease of $335,000, or 13.6%, in employee compensation and benefits, which was partially offset by an increase in occupancy and equipment of $47,000, or 6.4%, and a $68,000, or 24.1%, increase in data processing. The decrease in employee compensation and benefits was primarily attributable to employee retirements, attrition, and the closing of non-profitable loan production offices. Data processing expense increased over the comparable 2000 period due to costs relating to implementation of an internal wide area network and continued growth.

Federal Income Taxes

The provision for federal income taxes totaled $1.1 million for the three months ended March 31, 2001, an increase of $208,000, or 23.6%, over the three months ended September 30, 2000. This increase was primarily attributable to a $610,000, or 23.3%, increase in pre-tax earnings. The Corporation's effective tax rate amounted to 33.8% and 33.7% for the three-month periods ended March 31, 2001 and 2000, respectively.

Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Corporation's market risk since the Corporation's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

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

         None

ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:                    None.

         (b)  Reports on Form 8-K:         Camco filed a Form 8-K on February 1,
                                           2001 to report Camco's plans to merge
                                           its   five  wholly - owned    banking
                                           subsidiaries.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    May 14, 2001                  By: /s/Richard C. Baylor
     --------------------                  --------------------------
                                              Richard C. Baylor
                                              Chief Executive Officer




Date:    May 14, 2001                  By: /s/Kristina K. Tipton
     --------------------                  --------------------------
                                             Kristina K. Tipton
                                             Assistant Controller