Form 10-Q
period 2001-06-30
CAMCO FINANCIAL CORP
filed 2001-08-13
CIK 16614

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2001
                               ------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 0-25196

                           CAMCO FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       51-0110823
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                    6901 Glenn Highway, Cambridge, Ohio 43725
-------------------------------------------------------------------------------
                     (Address of principal executive office)

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

Yes [X]           No [   ]

As of August 10, 2001, the latest practicable date, 6,983,388.1 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.












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

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                             June 30,      December 31,
         ASSETS                                                                                  2001              2000
Cash and due from banks                                                                    $   20,261        $   19,153
Interest-bearing deposits in other financial institutions                                      39,014             4,916
                                                                                            ---------         ---------
         Cash and cash equivalents                                                             59,275            24,069

Investment securities available for sale - at market                                              309               309
Investment securities held to maturity - at cost, approximate market value of $6,876
  and $16,617 as of June 30, 2001 and December 31, 2000                                         6,938            16,672
Mortgage-backed securities available for sale - at market                                       8,552             9,850
Mortgage-backed securities held to maturity - at cost, approximate market value of
  $6,999 and $5,247 as of June 30, 2001 and December 31, 2000                                   6,923             5,273
Loans held for sale - at lower of cost or market                                                9,479             4,235
Loans receivable - net                                                                        881,563           926,437
Office premises and equipment - net                                                            13,360            13,845
Real estate acquired through foreclosure                                                        1,115               583
Federal Home Loan Bank stock - at cost                                                         20,143            19,339
Accrued interest receivable on loans                                                            5,522             5,611
Accrued interest receivable on mortgage-backed securities                                         101               111
Accrued interest receivable on investment securities and interest-bearing deposits                163               256
Prepaid expenses and other assets                                                               2,299             1,439
Cash surrender value of life insurance                                                          6,141             5,999
Goodwill and other intangible assets                                                            3,028             3,103
Prepaid federal income taxes                                                                      621               725
                                                                                            ---------         ---------

         Total assets                                                                      $1,025,532        $1,037,856
                                                                                            =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $  661,185        $  632,288
Advances from the Federal Home Loan Bank                                                      271,696           313,471
Advances by borrowers for taxes and insurance                                                   2,012             4,382
Accounts payable and accrued liabilities                                                        5,920             5,328
Dividends payable                                                                                 834               832
Deferred federal income taxes                                                                   2,895             2,805
                                                                                            ---------         ---------
         Total liabilities                                                                    944,542           959,106

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares;
    no shares outstanding                                                                          -                 -
  Common stock - $1 par value; authorized 14,900,000 shares, 7,080,908 and
    7,057,917 shares issued at June 30, 2001 and December 31, 2000, respectively                7,081             7,058
  Additional paid-in capital                                                                   41,733            41,551
  Retained earnings - substantially restricted                                                 33,553            31,553
  Less 126,019 shares of treasury stock - at cost                                              (1,416)           (1,416)
  Accumulated comprehensive income, unrealized gains on securities designated
    as available for sale, net of related tax effects                                              39                 4
                                                                                            ---------         ---------
         Total stockholders' equity                                                            80,990            78,750
                                                                                            ---------         ---------

         Total liabilities and stockholders' equity                                        $1,025,532        $1,037,856
                                                                                            =========         =========

                           Camco Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                                             Six months ended          Three months ended
                                                                                June 30,                   June 30,
                                                                            2001         2000         2001         2000
Interest income
  Loans                                                                  $36,188      $34,601      $17,772      $17,932
  Mortgage-backed securities                                                 483          577          228          288
  Investment securities                                                      443          570          201          295
  Interest-bearing deposits and other                                      1,356          875          829          451
                                                                          ------       ------       ------       ------
         Total interest income                                            38,470       36,623       19,030       18,966

Interest expense
  Deposits                                                                16,189       13,204        8,117        6,802
  Borrowings                                                               9,010       10,120        4,334        5,428
                                                                          ------       ------       ------       ------
         Total interest expense                                           25,199       23,324       12,451       12,230
                                                                          ------       ------       ------       ------

         Net interest income                                              13,271       13,299        6,579        6,736

Provision for losses on loans                                                306          292          150          156
                                                                          ------       ------       ------       ------

         Net interest income after provision
           for losses on loans                                            12,965       13,007        6,429        6,580

Other income
  Late charges, rent and other                                             1,345          996          766          527
  Loan servicing fees (costs)                                               (465)         406         (445)         112
  Service charges and other fees on deposits                                 423          343          210          180
  Gain on sale of loans                                                    1,555          626          930          469
  Gain on sale of real estate acquired through foreclosure                    42           36           31            4
  Gain on sale of investment and mortgage-backed securities
    designated as available for sale                                          -             5           -             5
  Gain on sale of office equipment                                             3            9            4            4
                                                                          ------       ------       ------       ------
         Total other income                                                2,903        2,421        1,496        1,301

General, administrative and other expense
  Employee compensation and benefits                                       4,554        4,727        2,432        2,271
  Occupancy and equipment                                                  1,736        1,510          957          778
  Federal deposit insurance premiums                                          60           58           30           29
  Data processing                                                            754          686          404          403
  Advertising                                                                447          401          273          212
  Franchise taxes                                                            566          553          288          262
  Amortization of goodwill                                                    75           75           38           35
  Other operating                                                          2,323        2,014        1,376        1,103
                                                                          ------       ------       ------       ------
         Total general, administrative and other expense                  10,515       10,024        5,798        5,093
                                                                          ------       ------      -------      -------

         Earnings before federal income taxes                              5,353        5,404        2,127        2,788

Federal income taxes
  Current                                                                  1,614        1,794          533        1,224
  Deferred                                                                    69           51           60         (261)
                                                                          ------       ------       ------       ------
         Total federal income taxes                                        1,683        1,845          593          963
                                                                          ------       ------       ------       ------

         NET EARNINGS                                                    $ 3,670      $ 3,559      $ 1,534      $ 1,825
                                                                          ======       ======       ======       ======

         EARNINGS PER SHARE
           Basic                                                            $.53         $.52          $.22         $.26
                                                                             ===          ===           ===          ===

           Diluted                                                          $.52         $.51          $.22         $.26
                                                                             ===          ===           ===          ===

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                        Six months ended              Three months ended
                                                                            June 30,                       June 30,
                                                                       2001         2000              2001         2000
Net earnings                                                         $3,670       $3,559            $1,534       $1,825

Other comprehensive income, net of tax:
  Unrealized holding gains during the period,
    net of tax of $18, $3, $12 and $3                                    35            7                24            7

  Reclassification adjustment for realized gains included
    in net earnings, net of tax of $2 for each of the six and
    three months ended June 30, 2000                                     -            (3)               -            (3)
                                                                      -----        -----             -----        -----

Comprehensive income                                                 $3,705       $3,563            $1,558       $1,829
                                                                      =====        =====             =====        =====

Accumulated comprehensive income (loss)                              $   39       $ (120)           $   39       $ (120)
                                                                      =====        =====             =====        =====

                           Camco Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the six months ended June 30,
                                 (In thousands)

                                                                                                 2001              2000
Cash flows from operating activities:
  Net earnings for the period                                                                $  3,670          $  3,559
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                               (564)             (169)
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                                             31                13
    Amortization of goodwill                                                                       75                75
    Amortization of purchase accounting adjustments - net                                         258              (272)
    Depreciation and amortization                                                                 733               598
    Provision for losses on loans                                                                 306               292
    Gain on sale of real estate acquired through foreclosure                                      (42)              (36)
    Federal Home Loan Bank stock dividends                                                       (704)             (612)
    Gain on sale of loans                                                                        (703)             (227)
    Gain on sale of office equipment                                                               (3)               (9)
    Gain on sale of investment and mortgage-backed securities designated
      as available for sale                                                                        -                 (5)
    Loans originated for sale in the secondary market                                         (77,788)          (38,675)
    Proceeds from sale of loans in the secondary market                                        73,247            37,338
    Increase (decrease) in cash, net of acquisition of Westwood Homestead Financial
    Corporation, due to changes in:
      Accrued interest receivable                                                                 192              (636)
      Prepaid expenses and other assets                                                          (860)             (611)
      Accrued interest and other liabilities                                                      594             1,548
      Federal income taxes:
        Current                                                                                   104              (305)
        Deferred                                                                                   72                51
                                                                                              -------           -------
         Net cash provided by (used in) operating activities                                   (1,382)            1,917

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities and interest-bearing deposits              14,730               185
  Purchase of investment securities designated as held to maturity                             (4,995)             (750)
  Purchase of mortgage-backed securities designated as held to maturity                        (2,017)               -
  Principal repayments on mortgage-backed securities                                            1,686             1,331
  Loan principal repayments                                                                   137,899            74,158
  Loan disbursements                                                                          (88,615)         (136,989)
  Purchases of loans                                                                           (5,839)           (1,791)
  Additions to office premises and equipment                                                     (248)           (1,049)
  Additions to real estate acquired through foreclosure                                          (108)              (37)
  Proceeds from sale of office premises and equipment                                               3                -
  Proceeds from sale of real estate acquired through foreclosure                                1,095               794
  Purchase of Federal Home Loan Bank stock                                                       (100)           (2,054)
  Proceeds from sale of Federal Home Loan Bank stock                                               -                504
  Net increase in cash surrender value of life insurance                                         (142)             (128)
  Purchase of life insurance                                                                       -                (80)
  Purchase of Westwood Homestead Financial Corporation                                             -             (1,879)
                                                                                              -------           -------
         Net cash provided by (used in) investing activities                                   53,349           (67,785)
                                                                                              -------           -------

         Net cash provided by (used in) operating and investing activities
           (balance carried forward)                                                           51,967           (65,868)
                                                                                              -------           -------

                           Camco Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                        For the six months ended June 30,
                                 (In thousands)

                                                                                                 2001              2000
         Net cash provided by (used in) operating and investing activities
           (balance brought forward)                                                          $51,967          $(65,868)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                                     28,897            27,568
  Proceeds from Federal Home Loan Bank advances and other borrowings                           38,250           164,000
  Repayment of Federal Home Loan Bank advances and other borrowings                           (80,073)         (120,488)
  Dividends paid on common stock                                                               (1,670)           (1,664)
  Proceeds from exercise of stock options                                                         205                 8
  Decrease in advances by borrowers for taxes and insurance                                    (2,370)           (2,635)
                                                                                              -------           -------
         Net cash provided by (used in) financing activities                                  (16,761)           66,789
                                                                                              -------           -------

Increase in cash and cash equivalents                                                          35,206               921

Cash and cash equivalents at beginning of period                                               24,069            16,954
                                                                                              -------           -------

Cash and cash equivalents at end of period                                                    $59,275          $ 17,875
                                                                                               ======           =======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                                       $25,366         $  23,366
                                                                                               ======           =======

    Income taxes                                                                              $ 1,603          $  1,804
                                                                                               ======           =======

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                      $    35          $      4
                                                                                               ======           =======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                              $   852          $    399
                                                                                               ======           =======

  Transfers from loans to real estate acquired through foreclosure                            $ 1,477          $    479
                                                                                               ======           =======

  Liabilities assumed, stock and cash paid in acquisition of Westwood
    Homestead Financial Corporation                                                           $    -           $159,698

  Less:  fair value of assets received                                                             -            159,698
                                                                                               ------           -------

  Amount assigned to goodwill                                                                 $    -         $       -
                                                                                               ======           =======

                           Camco Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation ("Camco" or the "Corporation") included in Camco's Annual Report on Form 10-K for the year ended December 31, 2000. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six and three month periods ended June 30, 2001, are not necessarily indicative of the results which may be expected for the entire year.

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

         On June 1, 2001, Camco's five wholly-owned community bank subsidiaries, Cambridge Savings Bank, Marietta Savings Bank, First Federal Savings Bank of Washington Court House, First Federal Bank for Savings and Westwood Homestead Savings Bank, merged under the Cambridge Savings Bank charter. At the effective time of the merger, Cambridge Savings Bank was re-named Advantage Bank ("Advantage" or the "Bank"). Advantage is headquartered in Cambridge, Ohio and each of the former banks are operating as separate divisions of Advantage Bank.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Camco and its two wholly-owned subsidiaries: Advantage Bank and Camco Title Insurance Agency, Inc., as well as two second tier subsidiaries, Camco Mortgage Corporation and WestMar Mortgage Company. All significant intercompany balances and transactions have been eliminated.

3.       Earnings Per Share

         Basic earnings per share for the six and three month periods ended June 30, 2001, is computed based on 6,947,792 and 6,953,509 weighted-average shares outstanding during the respective periods.

         Basic earnings per share for the six and three month periods ended June 30, 2000, is computed based on 6,898,226 and 6,931,898 weighted-average shares outstanding during the respective periods.

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plans. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 7,034,435 and 7,050,312 for the six and three month periods ended June 30, 2001, respectively, and 6,935,820 and 6,960,455 for the six and three month periods ended June 30, 2000, respectively.

                           Camco Financial Corporation

3.       Earnings Per Share (continued)

         Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share for the six and three month periods ended June 30, 2001, totaled 86,643 and 96,803, respectively, and totaled 37,594 and 28,557 for the six and three month periods ended June 30, 2000, respectively.

         Options to purchase 322,152 shares of common stock with a weighted-average exercise price of $12.97 were outstanding at June 30, 2001, but were excluded from the computation of common share equivalents for the six and three months ended June 30, 2001, because the exercise prices were greater than the average market price of the common shares.

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

4.       Effects of Recent Accounting Pronouncements

         In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management adopted SFAS No. 140 effective April 1, 2001, as required, without material effect on the Corporation's financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill, financial statement presentation and disclosure, are effective for combinations completed after June 30, 2001. Management adopted SFAS No. 141 effective July 1, 2001, as required, without material effect on the Corporation's financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. All goodwill should be assigned to reporting units that are

                           Camco Financial Corporation

4.       Effects of Recent Accounting Pronouncements (continued)

         expected to benefit from the goodwill. When an entity reorganizes its reporting structure, goodwill should be reallocated to reporting units based on the relative fair values of the units. Goodwill impairment should be tested with a two-step approach. First, the fair value of the reporting unit should be compared to its carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, then any goodwill impairment should be measured as the excess of the goodwill's carrying value over its implied fair value. The implied fair value of goodwill should be calculated in the same manner as goodwill is calculated for a business combination, using the reporting units' fair value as the "purchase price." Therefore, the goodwill's implied fair value will be the excess of the "purchase price" over the amounts allocated to assets, including unrecognized intangible assets, and liabilities of the reporting unit. Goodwill impairment losses should be reported in the income statement as a separate line item within operations, except for such losses included in the calculation of a gain or loss from discontinued operations.

         An acquired intangible asset, other than goodwill, should be amortized over its useful economic life. The useful life of an intangible asset is indefinite if it extends beyond the foreseeable horizon. If an asset's life is indefinite, the asset should not be amortized until the life is determined to be finite. Intangible assets being amortized should be tested for impairment in accordance with SFAS No. 121. Intangible assets not being amortized should be tested for impairment, annually and whenever there are indicators of impairment, by comparing the asset's fair value to its carrying amount.

         SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, but only if the first quarter financial statements have not previously been issued. Calendar year end companies may not adopt early. Until adoption of SFAS No. 142, existing goodwill continues to be amortized and tested for impairment under previously existing standards. As of the date SFAS No. 142 is adopted and based on the company's current reporting structure, reporting units should be established; net assets should be assigned to reporting units, unless they do not relate to a reporting unit; and goodwill should be assigned to one or more reporting units.

         Within six months of adopting SFAS No. 142, a company must have completed the first step of the goodwill transitional impairment test: a comparison, as of the beginning of the fiscal year, of each reporting unit's fair value with its carrying value. If the carrying value exceeds fair value, the second step - calculating the amount of goodwill impairment as of the beginning of the fiscal year - would be required as soon as possible, but no later than the end of the fiscal year. Any transitional impairment loss would be reported as a change in accounting principle in the first interim period financial statements of the implementation year, regardless of when the loss measurement is completed. After completion of the first step of the transitional test, a company should disclose which segments might have to recognize an impairment loss and when the potential loss would be measured.

         If an impairment indicator arises before the completion of the transition testing, a full impairment test would be required as soon as possible. Any goodwill impairment resulting from this test should be reported as an impairment loss, not as a change in accounting principle. SFAS No. 142 is not expected to have a material effect on the Corporation's financial position or results of operations.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the six and three month periods ended June 30, 2001 and 2000


Discussion  of Financial  Condition  Changes from  December 31, 2000 to June 30,
2001

At June 30, 2001, Camco's consolidated assets totaled $1.0 billion, a decrease of $12.3 million, or 1.2%, from the December 31, 2000 total. This decrease consisted primarily of a decrease in loans receivable and investment securities, partially offset by an increase in interest-bearing deposits.

Cash and interest-bearing deposits in other financial institutions totaled $59.3 million at June 30, 2001, an increase of $35.2 million, or 146.3%, over December 31, 2000 levels. Investment securities totaled $7.2 million at June 30, 2001, a decrease of $9.7 million, or 57.3%, from the total at December 31, 2000. Purchases of investment securities totaled $5.0 million, while maturities amounted to $14.7 million during the six-month period ended June 30, 2001.

Mortgage-backed securities totaled $15.5 million at June 30, 2001, an increase of $352,000, or 2.3%, over December 31, 2000. Mortgage-backed securities purchases totaled $2.0 million, while principal repayments totaled $1.7 million.

Loans receivable, including loans held for sale, decreased by $39.6 million, or 4.3%, during the six months ended June 30, 2001, to a total of $891.0 million. The decrease resulted primarily from principal repayments of $137.9 million and loan sales of $72.5 million, which were substantially offset by loan disbursements, including purchased loans, which totaled $172.2 million. The volume of loans originated and purchased during the 2001 six-month period was less than that of the 2000 period by $5.2 million, or 2.9%, while the volume of loan sales increased by $35.4 million year to year.

As interest rates in the economy have declined over the first half of 2001, consumer preference has shifted to long-term fixed-rate mortgage loans to fund home purchases and to refinance current loans. Camco's loan production in this lower interest rate environment has clearly shifted to fixed-rate mortgage loans and Camco will continue its asset/liability management strategy of selling low-yielding, long-term, fixed-rate loans.

Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $5.9 million and $4.7 million at June 30, 2001 and December 31, 2000, respectively, constituting .66% and .51% of total net loans, including loans held for sale, at those dates. At June 30, 2001, nonperforming loans consisted primarily of one- to four-family residential properties which management believes are adequately collateralized. The consolidated allowance for loan losses totaled $3.2 million and $2.9 million at June 30, 2001 and December 31, 2000, respectively, representing 54.2% and 61.5% of nonperforming loans, respectively, at those dates. Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances at June 30, 2001, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six and three month periods ended June 30, 2001 and 2000


Discussion of Financial Condition Changes from December 31, 2000 to June 30, 2001 (continued)

Deposits totaled $661.2 million at June 30, 2001, an increase of $28.9 million, or 4.6%, over December 31, 2000 levels. The increase resulted primarily from management's continuing efforts to achieve growth in deposits through marketing and pricing strategies. Advances from the Federal Home Loan Bank ("FHLB") decreased by $41.8 million, or 13.3%, to a total of $271.7 million at June 30, 2001. The proceeds from deposit growth, coupled with repayments on loans receivable, were used to repay FHLB borrowings during the period.

Advantage is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2001, the Bank's regulatory capital exceeded all regulatory capital requirements.


Comparison of Results of Operations for the Six Months Ended June 30, 2001 and 2000

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

Camco's net earnings for the six months ended June 30, 2001 totaled $3.7 million, an increase of $111,000, or 3.1%, over the $3.6 million of net earnings reported in the comparable 2000 period. Camco's results for the six months ended June 30, 2001, included a $1.1 million pre-tax restructuring charge related to the consolidation of Camco's five bank subsidiaries. The restructuring charge was primarily comprised of one-time compensation charges and professional fees associated with the consolidation. Camco anticipates that the approximate pre-tax savings from the restructuring, coupled with other personnel reductions, may amount to $1.7 million in 2002. Excluding the restructuring charge, the Corporation's net earnings for the six months ended June 30, 2001, would have totaled $4.4 million, representing an increase of $829,000, or 23.3%, over the reported net earnings for the six months ended June 30, 2000.

The $111,000 increase in net earnings for the six months ended June 30, 2001, was primarily attributable to a $482,000 increase in other income and a $162,000 decrease in the provision for federal income taxes, which were partially offset by a $491,000 increase in general, administrative and other expense and a $28,000 decrease in net interest income.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six and three month periods ended June 30, 2001 and 2000


Comparison of Results of Operations for the Six Months Ended June 30, 2001 and 2000 (continued)

Net Interest Income

Total interest income for the six months ended June 30, 2001, amounted to $38.5 million, an increase of $1.8 million, or 5.0%, over the six-month period ended June 30, 2000, generally reflecting the growth in average interest-earning assets outstanding of approximately $54.1 million, or 5.8%.

Interest income on loans and mortgage-backed securities totaled $36.7 million for the six months ended June 30, 2001, an increase of $1.5 million, or 4.2%, over the comparable 2000 period. The increase resulted primarily from a $36.3 million, or 4.1%, increase in the average balance outstanding year to year. Interest income on investment securities and other interest-earning assets increased by $354,000, or 24.5%, due primarily to a $17.7 million, or 42.5%, increase in the average balance outstanding year to year, which was partially offset by an 87 basis point decline in average yield, to 6.06% in the 2001 period.

Interest expense on deposits increased by $3.0 million, or 22.6%, to a total of $16.2 million for the six months ended June 30, 2001, due primarily to a $76.8 million, or 13.6%, increase in average deposits outstanding over the prior year and a 37 basis point increase in the average cost of deposits, to 5.03% for the 2001 period. Interest expense on borrowings totaled $9.0 million for the six months ended June 30, 2001, a decrease of $1.1 million, or 11.0%, from the 2000 six-month period. The decrease resulted primarily from a $28.8 million, or 8.9%, decrease in the average balance outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $28,000, or 0.2%, to a total of $13.3 million for the six months ended June 30, 2001. The interest rate spread decreased to approximately 2.41% for the six months ended June 30, 2001, from 2.59% for the 2000 period, while the net interest margin decreased to approximately 2.68% in 2001, compared to 2.84% in 2000.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas and other factors related to the collectibility of the Bank's loan portfolio. Management elected to record a provision for losses on loans totaling $306,000 for the six months ended June 30, 2001, an increase of $14,000, or 4.8%, over the comparable period in 2000. The current period provision generally reflects the increase in the level of nonperforming loans during 2001. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming loans in the future.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six and three month periods ended June 30, 2001 and 2000


Comparison of Results of Operations for the Six Months Ended June 30, 2001 and 2000 (continued)

Other Income

Other income totaled $2.9 million for the six months ended June 30, 2001, an increase of $482,000, or 19.9%, over the comparable 2000 period. The increase in other income was primarily attributable to a $929,000, or 148.4%, increase in gain on sale of loans, an increase of $349,000, or 35.0%, in late charges, rent and other and an $80,000, or 23.3%, increase in service charges and fees on deposits, which were substantially offset by a decrease of $871,000 in loan servicing fees. The increase in gain on sale of loans was due to the 95.5% increase in sales volume, as a result of the demand for fixed-rate loans in the declining interest rate environment. The increase in late charges, rent and other was due primarily to an increase in fees at Camco's title insurance agency subsidiary, as well as increases in insurance and other transaction fees year to year. The decrease in loan servicing fees was primarily due to a $935,000 charge related to the mortgage servicing rights asset. This charge was based upon the Corporation's ongoing fair value analysis of the mortgage servicing rights asset.

General, Administrative and Other Expense

General, administrative and other expense totaled $10.5 million for the six months ended June 30, 2001, an increase of $491,000, or 4.9%, over the comparable period in 2000. Exclusive of a $1.1 million restructuring charge, general, administrative and other expense would have totaled $9.4 million, a decrease of $597,000, or 6.0%, for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. Exclusive of the restructuring charge, employee compensation and benefits decreased by $768,000, or 16.2%, and advertising decreased by $29,000, or 7.2%, which were partially offset by an increase in occupancy and equipment of $76,000, or 5.0%, an increase in data processing of $68,000, or 9.9%, and an increase in other operating expenses of $41,000, or 2.0%. The decrease in employee compensation and benefits was primarily attributable to a decrease in staffing levels due to employee retirements, attrition, and the closing of unprofitable loan production offices. The increase in occupancy and equipment expense was due to an increase in depreciation expense period to period. Data processing expense increased over the comparable 2000 period due to costs relating to implementation of an internal wide area network and continued growth.

Federal Income Taxes

The provision for federal income taxes totaled $1.7 million for the six months ended June 30, 2001, a decrease of $162,000, or 8.8%, from the six months ended June 30, 2000. The Corporation's effective tax rate amounted to 31.4% and 34.1% for the six-month periods ended June 30, 2001 and 2000, respectively. The decrease in the provision for federal income taxes was primarily attributable to refunds claimed for prior years' tax liabilities.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six and three month periods ended June 30, 2001 and 2000


Comparison of Results of Operations for the Three Months Ended June 30, 2001 and 2000

General

Camco's net earnings for the three months ended June 30, 2001 totaled $1.5 million, a decrease of $291,000, or 15.9%, from the $1.8 million of net earnings reported in the comparable 2000 period. The decrease in earnings was primarily attributable to a $1.1 million pre-tax restructuring charge which is reflected in general, administrative and other expense, which was partially offset by a $195,000 increase in other income and a $370,000 decrease in the provision for federal income taxes. Excluding the restructuring charge, net earnings for the three months ended June 30, 2001, would have totaled $2.3 million, an increase of $427,000, or 23.4%, over the comparable period in 2000.

Net Interest Income

Total interest income for the three months ended June 30, 2001, amounted to $19.0 million, an increase of $64,000, or 0.3%, over the three-month period ended June 30, 2000, generally reflecting the effects of growth in average interest-earning assets of approximately $16.3 million, or 1.7%.

Interest income on loans and mortgage-backed securities totaled $18.0 million for the three months ended June 30, 2001, a decrease of $220,000, or 1.2%, from the comparable 2000 period. The decrease resulted primarily from a $10.8 million, or 1.2%, decrease in the average balance outstanding year to year. Interest income on investment securities and other interest-earning assets increased by $284,000, or 38.1%, due primarily to a $27.1 million, or 62.5%, increase in the average balance outstanding year to year, partially offset by a decrease in the yield of 104 basis points from 6.88% to 5.84% for the three-month periods ended June 30, 2001 and 2000, respectively.

Interest expense on deposits increased by $1.3 million, or 19.3%, to a total of $8.1 million for the three months ended June 30, 2001, due primarily to a $67.6 million, or 11.5%, increase in average deposits outstanding and a 33 basis point increase in the average cost of deposits, to 4.95% in the current quarter. Interest expense on borrowings totaled $4.3 million for the three months ended June 30, 2001, a decrease of $1.1 million, or 20.2%, from the 2000 three-month period. The decrease resulted primarily from a $54.3 million, or 16.0%, decrease in the average balance outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $157,000, or 2.3%, to a total of $6.6 million for the three months ended June 30, 2001. The interest rate spread decreased to approximately 2.39% for the three months ended June 30, 2001, from 2.51% for the 2000 period, while the net interest margin decreased to approximately 2.66% in 2001, compared to 2.77% in 2000.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six and three month periods ended June 30, 2001 and 2000


Comparison of Results of Operations for the Three Months Ended June 30, 2001 and 2000 (continued)

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas and other factors related to the collectibility of the Bank's loan portfolio, management elected to record a provision for losses on loans totaling $150,000 for the three months ended June 30, 2001, a decrease of $6,000, or 3.8%, from the comparable period in 2000. The current period provision was predicated primarily on the increase in the level of nonperforming loans. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $1.5 million for the three months ended June 30, 2001, an increase of $195,000, or 15.0%, over the comparable 2000 period. The increase in other income was primarily attributable to a $461,000, or 98.3%, increase in gain on sale of loans, an increase of $239,000, or 45.4%, in late charges, rent and other and a $30,000, or 16.7%, increase in service charges and fees on deposits, which were partially offset by a decrease of $557,000 in loan servicing fees. The increase in gain on sale of loans was due to the increase in sales volume, as a result of the demand for fixed-rate loans in the declining interest rate environment. The increase in late charges, rent and other was due primarily to an increase in fees from Camco's title agency subsidiary, as well as increases in insurance fees and other fees on loans and deposits transactions. The decrease in loan servicing fees was primarily due to a $784,000 charge related to the mortgage servicing rights asset. This charge was based upon the Corporation's ongoing fair value analysis of the mortgage servicing rights asset.

General, Administrative and Other Expense

General, administrative and other expense totaled $5.8 million for the three months ended June 30, 2001, an increase of $705,000, or 13.8%, over the comparable period in 2000. Exclusive of a $1.1 million restructuring charge, general, administrative, and other expense would have totaled $4.7 million, a decrease of $383,000, or 7.5%, for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. Exclusive of the restructuring charge, employee compensation and benefits decreased by $434,000, or 19.1%, partially offset by an increase of $29,000, or 3.7%, in occupancy and equipment, and a $26,000, or 9.9%, increase in franchise taxes. The decrease in employee compensation and benefits was primarily attributable to a decrease in staffing levels due to employee retirements, attrition, and the closing of unprofitable loan production offices. The increase in occupancy expense was due to an increase in depreciation expense period-to-period. Data processing expense increased over the comparable 2000 period due to costs relating to implementation of an internal wide area network and continued growth.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six and three month periods ended June 30, 2001 and 2000


Comparison of Results of Operations for the Three Months Ended June 30, 2001 and 2000 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $593,000 for the three months ended June 30, 2001, a decrease of $370,000, or 38.4%, compared to the three months ended June 30, 2000. This decrease was primarily attributable to a $661,000, or 23.7%, decrease in pre-tax earnings, coupled with refunds claimed of prior years' tax liabilities. The Corporation's effective tax rate amounted to 27.9% and 34.5% for the three-month periods ended June 30, 2001 and 2000, respectively.

Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Corporation's market risk since the Corporation's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

Business Combination

In June 2001, Camco and Columbia Financial of Kentucky, Inc. ("Columbia Financial") announced the signing of a definitive agreement for Camco to acquire Columbia Financial. Columbia Financial's community bank subsidiary, Columbia Federal Savings Bank, will merge into Camco's Advantage Bank subsidiary and operate as a division under the name Columbia Savings Bank.

The agreement provides for Columbia Financial shareholders to receive .3681 share of Camco common stock and $6.90 cash for each Columbia Financial share, subject to adjustment under certain circumstances and subject to various closing conditions. The initial transaction value was approximately $30.2 million on a fully-diluted basis.

The merger, which will be accounted for as a purchase, is expected to be consummated before year-end 2001, subject to approval of Camco's and Columbia Financial's shareholders, regulators and other customary conditions of closing.

At March 31, 2001, Columbia Financial reported assets of $108.4 million, deposits of $78.5 million and tangible equity of $29.1 million. Columbia Financial is headquartered in Fort Mitchell, Kentucky and Columbia Federal Savings Bank has community banking offices in Fort Mitchell, Covington, Crescent Springs, Erlanger and Florence, Kentucky.

                           Camco Financial Corporation
                                     PART II

ITEM 1.  Legal Proceedings

               Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds

               None

ITEM 3.  Defaults Upon Senior Securities

               Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

               On May 22, 2001, Camco held its Annual Meeting of Stockholders. One matter was submitted to stockholders for which the following votes were cast:

               Three directors were elected to terms expiring in 2004, as follows:

                                                 For                   Withheld

               Terry A. Feick                 5,779,869             35,901
               Anthony J. Popp                5,781,557             34,213
               Eric G. Spann                  5,776,898             38,872

ITEM 5.  Other Information

               Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits:
                       15                       Independent Accountants' Report

               (b)  Reports on Form 8-K:        Camco filed a Form 8-K on June
                                                5, 2001 to report Camco signing
                                                a definitive agreement to
                                                acquire Columbia Financial of
                                                Kentucky, Inc. and its wholly-
                                                owned subsidiary, Columbia
                                                Federal Savings Bank.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    August 13, 2001                  By: /s/Richard C. Baylor
     ----------------------                   -----------------------------
                                                 Richard C. Baylor
                                                 Chief Executive Officer




Date:    August 13, 2001                  By: /s/Kristina K. Tipton
     ----------------------                   -----------------------------
                                                Kristina K. Tipton
                                                Assistant Controller