Form 10-Q
period 2001-09-30
CAMCO FINANCIAL CORP
filed 2001-11-14
CIK 16614

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2001
                               ---------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 0-25196

                           CAMCO FINANCIAL CORPORATION
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   51-0110823
-------------------------------           -------------------------------------
(State or other jurisdiction of           I.R.S. Employer Identification Number)
incorporation or organization)

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

Yes [X]           No [   ]

As of November 13, 2001, the latest practicable date, 7,044,189 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.












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

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                        September 30,      December 31,
         ASSETS                                                                                  2001              2000
Cash and due from banks                                                                    $   18,131        $   19,153
Interest-bearing deposits in other financial institutions                                      64,070             4,916
                                                                                            ---------         ---------
         Cash and cash equivalents                                                             82,201            24,069

Investment securities available for sale - at market                                              301               309
Investment securities held to maturity - at cost, approximate market value of $6,532
  and $16,617 as of September 30, 2001 and December 31, 2000                                    6,440            16,672
Mortgage-backed securities available for sale - at market                                       7,779             9,850
Mortgage-backed securities held to maturity - at cost, approximate market value of
  $9,821 and $5,247 as of September 30, 2001 and December 31, 2000                              9,672             5,273
Loans held for sale - at lower of cost or market                                                7,177             4,235
Loans receivable - net                                                                        841,053           926,437
Office premises and equipment - net                                                            13,499            13,845
Real estate acquired through foreclosure                                                        1,407               583
Federal Home Loan Bank stock - at cost                                                         20,499            19,339
Accrued interest receivable on loans                                                            5,458             5,611
Accrued interest receivable on mortgage-backed securities                                         100               111
Accrued interest receivable on investment securities and interest-bearing deposits                106               256
Prepaid expenses and other assets                                                               2,236             1,439
Cash surrender value of life insurance                                                          6,212             5,999
Goodwill and other intangible assets                                                            2,991             3,103
Prepaid federal income taxes                                                                       -                725
                                                                                            ---------         ---------

         Total assets                                                                      $1,007,131        $1,037,856
                                                                                            =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $  649,280        $  632,288
Advances from the Federal Home Loan Bank                                                      262,942           313,471
Advances by borrowers for taxes and insurance                                                   2,472             4,382
Accounts payable and accrued liabilities                                                        4,192             5,328
Dividends payable                                                                                 844               832
Accrued federal income taxes                                                                      534                -
Deferred federal income taxes                                                                   3,312             2,805
                                                                                            ---------         ---------
         Total liabilities                                                                    923,576           959,106

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares;
    no shares outstanding                                                                          -                 -
  Common stock - $1 par value; authorized 14,900,000 shares, 7,166,843 and
    7,057,917 shares issued at September 30, 2001 and December 31, 2000, respectively           7,167             7,058
  Additional paid-in capital                                                                   42,643            41,551
  Retained earnings - substantially restricted                                                 35,060            31,553
  Less 126,019 shares of treasury stock - at cost                                              (1,416)           (1,416)
  Accumulated comprehensive income, unrealized gains on securities designated
    as available for sale, net of related tax effects                                             101                 4
                                                                                            ---------         ---------
         Total stockholders' equity                                                            83,555            78,750
                                                                                            ---------         ---------

         Total liabilities and stockholders' equity                                        $1,007,131        $1,037,856
                                                                                            =========         =========

                           Camco Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                            Nine months ended        Three months ended
                                                                               September 30,            September 30,
                                                                            2001         2000         2001         2000
Interest income
  Loans                                                                  $53,087      $53,075      $16,899      $18,474
  Mortgage-backed securities                                                 706          855          223          278
  Investment securities                                                      621          856          178          286
  Interest-bearing deposits and other                                      2,139        1,382          783          507
                                                                          ------       ------       ------       ------
         Total interest income                                            56,553       56,168       18,083       19,545

Interest expense
  Deposits                                                                23,918       20,820        7,729        7,616
  Borrowings                                                              13,102       15,707        4,092        5,588
                                                                          ------       ------      -------      -------
         Total interest expense                                           37,020       36,527       11,821       13,204
                                                                          ------       ------       ------       ------

         Net interest income                                              19,533       19,641        6,262        6,341

Provision for losses on loans                                                458          431          152          138
                                                                          ------       ------       ------       ------

         Net interest income after provision
           for losses on loans                                            19,075       19,210        6,110        6,203

Other income
  Late charges, rent and other                                             2,084        1,523          739          527
  Loan servicing fees (costs)                                               (715)         540         (250)         135
  Service charges and other fees on deposits                                 650          530          227          188
  Gain on sale of loans                                                    2,718        1,573        1,163          947
  Loss on sale of investment and mortgage-backed
    securities designated as available for sale                               -           (37)          -           (42)
  Gain on disposition of premises and equipment                               30           15           27            5
  Gain on sale of real estate acquired through foreclosure                    56           49           14           13
                                                                          ------       ------       ------       ------
         Total other income                                                4,823        4,193        1,920        1,773

General, administrative and other expense
  Employee compensation and benefits                                       6,449        6,901        1,895        2,174
  Occupancy and equipment                                                  2,516        2,271          780          761
  Federal deposit insurance premiums                                          90           88           30           30
  Data processing                                                          1,063        1,003          309          318
  Advertising                                                                614          561          167          160
  Franchise taxes                                                            855          815          289          262
  Amortization of goodwill                                                   112          112           37           37
  Other operating                                                          3,372        3,040        1,049        1,026
                                                                          ------       ------       ------       ------
         Total general, administrative and other expense                  15,071       14,791        4,556        4,768
                                                                          ------       ------      -------      -------

         Earnings before federal income taxes                              8,827        8,612        3,474        3,208

Federal income taxes
  Current                                                                  2,348        2,731          734          937
  Deferred                                                                   457          175          388          124
                                                                          ------       ------       ------       ------
         Total federal income taxes                                        2,805        2,906        1,122        1,061
                                                                          ------       ------       ------       ------

         NET EARNINGS                                                    $ 6,022      $ 5,706      $ 2,352      $ 2,147
                                                                          ======       ======       ======       ======

         EARNINGS PER SHARE
           Basic                                                           $0.87        $0.83         $0.34        $0.31
                                                                            ====         ====          ====         ====

           Diluted                                                         $0.85        $0.82         $0.33        $0.31
                                                                            ====         ====          ====         ====

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                       Nine months ended              Three months ended
                                                                         September 30,                  September 30,
                                                                       2001         2000              2001         2000
Net earnings                                                         $6,022       $5,706            $2,352       $2,147

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) during the period,
    net of related taxes (benefits) of $50, $3, $32 and $(1)
    for the nine and three months ended September 30,
    2001 and 2000, respectively                                          97            6                62           (2)

  Reclassification adjustment for realized losses included in
    net earnings, net of tax benefits of $13 and $14, respectively       -            24                -            28
                                                                      -----        -----             -----        -----


Comprehensive income                                                 $6,119       $5,736            $2,414       $2,173
                                                                      =====        =====             =====        =====

Accumulated comprehensive income (loss)                              $  101       $  (94)           $  101       $  (94)
                                                                      =====        =====             =====        =====

                           Camco Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30,
                                 (In thousands)


                                                                                               2001                2000
Cash flows from operating activities:
  Net earnings for the period                                                              $  6,022            $  5,706
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                             (739)               (273)
    Amortization of premiums and discounts on investment
      and mortgage-backed securities - net                                                       49                  21
    Amortization of goodwill                                                                    112                 112
    Amortization of purchase accounting adjustments - net                                       233                 (50)
    Depreciation and amortization                                                             1,057                 890
    Provision for losses on loans                                                               458                 431
    Gain on sale of real estate acquired through foreclosure                                    (56)                (49)
    Federal Home Loan Bank stock dividends                                                   (1,060)               (962)
    Gain on sale of loans                                                                    (1,339)               (634)
    Gain on sale of premises and equipment                                                      (30)                (15)
    Loss on sale of investment and mortgage-backed securities
      designated as available for sale                                                           -                   37
    Loans originated for sale in the secondary market                                      (129,171)            (85,862)
    Proceeds from sale of loans in the secondary market                                     127,568              83,755
    Increase (decrease) in cash, net of acquisition of Westwood
      Homestead Financial Corporation, due to changes in:
        Accrued interest receivable                                                             314              (1,106)
        Prepaid expenses and other assets                                                      (825)                (44)
        Accrued interest and other liabilities                                               (1,124)                155
        Federal income taxes:
          Current                                                                             1,259                 236
          Deferred                                                                              457                  25
                                                                                            -------             -------
         Net cash provided by operating activities                                            3,185               2,373

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities                                          17,230                 185
  Proceeds from sale of mortgage-backed securities designated as available for sale              -                5,045
  Purchase of investment securities designated as held to maturity                           (6,995)               (750)
  Purchase of mortgage-backed securities designated as available for sale                        -               (5,087)
  Purchase of mortgage-backed securities designated as held to maturity                      (5,517)                 -
  Purchase of loans                                                                          (6,886)             (2,426)
  Loan disbursements                                                                       (118,716)           (173,699)
  Principal repayments on loans                                                             208,801             120,105
  Principal repayments on mortgage-backed securities                                          3,349               1,903
  Purchase of office premises and equipment                                                    (681)             (1,077)
  Proceeds from sales of real estate acquired through foreclosure                             1,570               1,094
  Additions to real estate acquired through foreclosure                                         (87)                (63)
  Purchase of Federal Home Loan Bank stock                                                     (100)             (2,077)
  Proceeds from redemption of Federal Home Loan Bank stock                                       -                  504
  Purchase of cash surrender value of life insurance                                             -                  (80)
  Net increase in cash surrender value of life insurance                                       (213)               (195)
  Purchase of Westwood Homestead Financial Corporation                                           -               (1,879)
                                                                                            -------             -------
         Net cash provided by (used in) investing activities                                 91,755             (58,497)
                                                                                            -------             -------

         Net cash provided by (used in) operating and investing activities
           (subtotal carried forward)                                                        94,940             (56,124)
                                                                                            -------             -------

                           Camco Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended September 30,
                                 (In thousands)


                                                                                               2001                2000
         Net cash provided by (used in) operating and investing activities
           (subtotal brought forward)                                                       $94,940            $(56,124)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                                   16,992              57,872
  Proceeds from Federal Home Loan Bank advances                                              38,250             235,178
  Repayment of Federal Home Loan Bank advances                                              (88,827)           (227,461)
  Dividends paid on common stock                                                             (2,514)             (2,495)
  Proceeds from exercise of stock options                                                     1,201                   8
  Advances by borrowers for taxes and insurance                                              (1,910)             (1,343)
                                                                                             ------             -------
         Net cash provided by (used in) financing activities                                (36,808)             61,759
                                                                                             ------             -------

Net increase in cash and cash equivalents                                                    58,132               5,635

Cash and cash equivalents at beginning of period                                             24,069              16,954
                                                                                             ------             -------

Cash and cash equivalents at end of period                                                  $82,201            $ 22,589
                                                                                             ======             =======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                                     $35,634            $ 36,943
                                                                                             ======             =======

    Income taxes                                                                            $ 2,544            $  2,452
                                                                                             ======             =======

Supplemental disclosure of noncash investing activities:
  Transfers of mortgage loans to real estate acquired
    through foreclosure                                                                     $ 2,251            $    852
                                                                                             ======             =======

  Unrealized gains on investments and mortgage-backed
    securities designated as available for sale                                             $    97            $     30
                                                                                             ======             =======

  Recognition of mortgage servicing rights in
    accordance with SFAS No. 140                                                            $ 1,379            $    939
                                                                                             ======             =======

  Liabilities assumed, stock and cash paid in acquisition of
    Westwood Homestead Financial Corporation                                               $     -             $159,698

  Less:  fair value of assets received                                                           -              159,698
                                                                                            -------             -------

  Amount assigned to goodwill                                                              $     -             $     -
                                                                                            =======             =======


                           Camco Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation ("Camco" or the "Corporation") included in Camco's Annual Report on Form 10-K for the year ended December 31, 2000. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine and three month periods ended September 30, 2001, are not necessarily indicative of the results which may be expected for the entire year.

         In January 2000, the Corporation acquired Westwood Homestead Financial Corporation ("Westwood Financial") utilizing the purchase method of accounting (the "Merger"). Westwood Financial was merged into the Corporation upon consummation of the Merger and Westwood Financial's banking subsidiary, Westwood Homestead Savings Bank, continued operations as a wholly-owned subsidiary of the Corporation. Camco paid $11.1 million in cash and issued 1,304,875 of its common shares in connection with the Merger.

         On June 1, 2001, Camco's five wholly-owned community bank subsidiaries, Cambridge Savings Bank, Marietta Savings Bank, First Federal Savings Bank of Washington Court House, First Federal Bank for Savings and Westwood Homestead Savings Bank, merged under the Cambridge Savings Bank charter. At the effective time of the merger, Cambridge Savings Bank was re-named Advantage Bank ("Advantage" or the "Bank"). Advantage is headquartered in Cambridge, Ohio and each of the former banks operate as separate divisions of Advantage Bank.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Camco and its two wholly-owned subsidiaries: Advantage Bank and Camco Title Insurance Agency, Inc., as well as two second tier subsidiaries, Camco Mortgage Corporation and WestMar Mortgage Company. All significant intercompany balances and transactions have been eliminated.

3.       Earnings Per Share

         Basic earnings per share for the nine and three month periods ended September 30, 2001, is computed based on 6,961,160 and 6,987,461 weighted-average shares outstanding during the respective periods.

         Basic earnings per share for the nine and three month periods ended September 30, 2000, is computed based on 6,909,532 and 6,931,898 weighted-average shares outstanding during the respective periods.

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plans. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings

                           Camco Financial Corporation

3.       Earnings Per Share (continued)

         per share totaled 7,053,690 and 7,102,921 for the nine and three month periods ended September 30, 2001, respectively, and 6,951,009 and 6,978,301 for the nine and three month periods ended September 30, 2000, respectively.

         Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share for the nine and three month periods ended September 30, 2001, totaled 92,530 and 115,460, and for the nine and three month periods ended September 30, 2000, totaled 41,477 and 46,403, respectively.

         Options to purchase 252,152 and 65,416 shares of common stock with a respective weighted-average exercise price of $13.11 and $14.84 were outstanding at September 30, 2001, but were excluded from the computation of common share equivalents for the nine and three month periods ended September 30, 2001, because the exercise prices were greater than the average market price of the common shares.

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

         In June 2001, the FASB issued SFAS No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill and financial statement presentation and disclosure, are effective for combinations completed after June 30, 2001. Management adopted SFAS No. 141 effective July 1, 2001, as required, without material effect on the Corporation's financial position or results of operations.

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

         Within nine months of adopting SFAS No. 142, a company must have completed the first step of the goodwill transitional impairment test: a comparison, as of the beginning of the fiscal year, of each reporting unit's fair value with its carrying value. If the carrying value exceeds fair value, the second step - calculating the amount of goodwill impairment as of the beginning of the fiscal year - would be required as soon as possible, but no later than the end of the fiscal year. Any transitional impairment loss would be reported as a change in accounting principle in the first interim period financial statements of the implementation year, regardless of when the loss measurement is completed. After completion of the first step of the transitional test, a company should disclose which segments might have to recognize an impairment loss and when the potential loss would be measured.

         If an impairment indicator arises before the completion of the transition testing, a full impairment test would be required as soon as possible. Any goodwill impairment resulting from this test should be reported as an impairment loss, not as a change in accounting principle. The adoption of SFAS No. 142 will result in the elimination of annual goodwill amortization charges of approximately $150,000.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the nine and three month periods ended September 30, 2001 and 2000


Discussion of Financial Condition Changes from December 31, 2000 to September 30, 2001

At September 30, 2001, Camco's consolidated assets totaled $1.0 billion, a decrease of $30.7 million, or 3.0%, from the December 31, 2000 total. The decrease in total assets consisted primarily of decreases in loans receivable and investment securities, partially offset by an increase in interest-bearing deposits. The decrease in assets resulted from a $50.5 million decrease in advances from the Federal Home Loan Bank, which was partially offset by a $17.0 million increase in deposits and a $4.8 million increase in stockholders' equity.

Cash and interest-bearing deposits in other financial institutions totaled $82.2 million at September 30, 2001, an increase of $58.1 million, or 241.5%, over December 31, 2000 levels. Investment securities totaled $6.7 million at September 30, 2001, a decrease of $10.2 million, or 60.3%, from the total at December 31, 2000. Purchases of investment securities totaled $7.0 million, while maturities amounted to $17.2 million during the nine-month period ended September 30, 2001. Proceeds from principal repayments on loans and maturities of investment securities have contributed to growth in cash and cash equivalents while management researches viable alternatives for redeployment.

Mortgage-backed securities totaled $17.5 million at September 30, 2001, an increase of $2.3 million, or 15.4%, over December 31, 2000. Mortgage-backed securities purchases totaled $5.5 million, while principal repayments totaled $3.3 million.

Loans receivable, including loans held for sale, decreased by $82.4 million, or 8.9%, during the nine months ended September 30, 2001, to a total of $848.2 million. The decrease resulted primarily from principal repayments of $208.8 million and loan sales of $126.2 million, which were partially offset by loan disbursements, including purchased loans, which totaled $254.8 million. The volume of loans originated and purchased during the 2001 nine-month period was less than that of the 2000 period by $7.2 million, or 2.8%, while the volume of loan sales increased by $43.1 million year to year.

As interest rates in the economy have declined over the first nine months of 2001, consumer preference has shifted to long-term fixed-rate mortgage loans to fund home purchases and to refinance current loans. Camco's loan production in this lower interest rate environment has clearly shifted to fixed-rate mortgage loans and Camco will continue its asset/liability management strategy of selling low-yielding, long-term, fixed-rate loans.

Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $6.8 million and $4.7 million at September 30, 2001 and December 31, 2000, respectively, constituting .81% and .51% of total net loans, including loans held for sale, at those dates. At September 30, 2001, nonperforming loans consisted primarily of one- to four-family residential properties which management believes are adequately collateralized. The consolidated allowance for loan losses totaled $3.3 million and $2.9 million at September 30, 2001 and December 31, 2000, respectively, representing 48.4% and 61.5% of nonperforming loans, respectively, at those dates. Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances at September 30, 2001, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine and three month periods ended September 30, 2001 and 2000


Discussion of Financial Condition Changes from December 31, 2000 to September 30, 2001 (continued)

Deposits totaled $649.3 million at September 30, 2001, an increase of $17.0 million, or 2.7%, over December 31, 2000 levels. The increase resulted primarily from management's continuing efforts to achieve growth in deposits through marketing and pricing strategies. Advances from the Federal Home Loan Bank ("FHLB") decreased by $50.5 million, or 16.1%, to a total of $262.9 million at September 30, 2001. The proceeds from deposit growth, and a portion of the excess liquidity resulting from repayments on loans receivable and proceeds from loan sales, were used to repay FHLB borrowings during the period.

Advantage is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2001, the Bank's regulatory capital exceeded all regulatory capital requirements.


Comparison of Results of Operations for the Nine Months Ended September 30, 2001 and 2000

General

Camco's profitability depends primarily on the level of its net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on deposit accounts and borrowings. In recent years, Camco's net earnings have been heavily influenced by the level of other income, particularly gains on sale of loans. Camco's operations are also influenced by the level of general, administrative and other expenses, including employee compensation and benefits, occupancy and equipment and data processing, as well as various other operating expense categories, including federal income tax expense.

Camco's net earnings for the nine months ended September 30, 2001 totaled $6.0 million, an increase of $316,000, or 5.5%, over the $5.7 million of net earnings reported in the comparable 2000 period. Camco's results for the nine months ended September 30, 2001, included a $1.1 million pre-tax restructuring charge related to the consolidation of Camco's five bank subsidiaries in June 2001. The restructuring charge was primarily comprised of one-time compensation charges and professional fees associated with the consolidation. Camco anticipates that the approximate pre-tax savings from the restructuring, coupled with other personnel reductions, may amount to $1.7 million in 2002. Excluding the restructuring charge, the Corporation's net earnings for the nine months ended September 30, 2001, would have totaled $6.7 million, representing an increase of $1.0 million, or 18.1%, over the reported net earnings for the nine months ended September 30, 2000.

The $316,000 increase in net earnings for the nine months ended September 30, 2001, was primarily attributable to a $630,000 increase in other income and a $101,000 decrease in the provision for federal income taxes, which were partially offset by a $280,000 increase in general, administrative and other expense, a $27,000 increase in the provision for losses on loans and a $108,000 decrease in net interest income.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine and three month periods ended September 30, 2001 and 2000


Comparison of Results of Operations for the Nine Months Ended September 30, 2001 and 2000 (continued)

Net Interest Income

Total interest income for the nine months ended September 30, 2001, amounted to $56.6 million, an increase of $385,000, or .7%, over the nine-month period ended September 30, 2000, generally reflecting the growth in average interest-earning assets outstanding of approximately $29.2 million, or 3.1%.

Interest income on loans and mortgage-backed securities totaled $53.8 million for the nine months ended September 30, 2001, a decrease of $137,000, or .3%, from the comparable 2000 period. The decrease resulted primarily from a 6 basis point decline in average yield, to 7.83% in the 2001 period, which was partially offset by a $4.8 million, or .5%, increase in the average balance outstanding. Interest income on investment securities and other interest-earning assets increased by $522,000, or 23.3%, due primarily to a $24.3 million, or 56.6%, increase in the average balance outstanding year to year, offset by a 147 basis point decrease in average yield, to 5.46% in the 2001 period.

Interest expense on deposits increased by $3.1 million, or 14.9%, to a total of $23.9 million for the nine months ended September 30, 2001, due primarily to a $66.7 million, or 11.5%, increase in average deposits outstanding year to year, which was partially offset by a 14 basis point decrease in the average cost of deposits, to 4.93% for the 2001 period. Interest expense on borrowings totaled $13.1 million for the nine months ended September 30, 2001, a decrease of $2.6 million, or 16.6%, from the 2000 nine-month period. The decrease resulted primarily from a $42.1 million, or 12.8%, decrease in the average balance outstanding year to year, coupled with a 28 basis point decrease in average cost of borrowings to 6.09% in the 2001 period.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $108,000, or .5%, to a total of $19.5 million for the nine months ended September 30, 2001. The interest rate spread decreased to approximately 2.38% at September 30, 2001, from 2.49% at September 30, 2000, while the net interest margin decreased to approximately 2.65% for the nine months ended September 30, 2001, compared to 2.74% for the 2000 period.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas and other factors related to the collectibility of the Bank's loan portfolio. Management elected to record a provision for losses on loans totaling $458,000 for the nine months ended September 30, 2001, an increase of $27,000, or 6.3%, over the comparable period in 2000. The current period provision generally reflects the increase in the level of nonperforming loans during 2001. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming loans in the future.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine and three month periods ended September 30, 2001 and 2000


Comparison of Results of Operations for the Nine Months Ended September 30, 2001 and 2000 (continued)

Other Income

Other income totaled $4.8 million for the nine months ended September 30, 2001, an increase of $630,000, or 15.0%, over the comparable 2000 period. The increase in other income was primarily attributable to a $1.1 million, or 72.8%, increase in gain on sale of loans, an increase of $561,000, or 36.8%, in late charges, rent and other and a $120,000, or 22.6%, increase in service charges and fees on deposits, which were substantially offset by a decrease of $1.3 million in loan servicing fees. The increase in gain on sale of loans was due to the 51.9% increase in sales volume, as a result of the demand for fixed-rate loans in the declining interest rate environment. The increase in late charges, rent and other was due primarily to an increase in income at Camco's title insurance agency subsidiary, as well as increases in insurance and other transaction fees year to year. The decrease in loan servicing fees was primarily due to a $1.4 million charge related to the mortgage servicing rights asset, based upon the Corporation's ongoing fair value analysis of the mortgage servicing rights asset.

General, Administrative and Other Expense

General, administrative and other expense totaled $15.1 million for the nine months ended September 30, 2001, an increase of $280,000, or 1.9%, over the comparable period in 2000. Exclusive of a $1.1 million restructuring charge, general, administrative and other expense would have totaled $14.0 million, a decrease of $808,000, or 5.5%, for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. Exclusive of the restructuring charge, employee compensation and benefits decreased by $1.0 million, or 15.2%, and advertising decreased by $22,000, or 3.9%, which were partially offset by an increase in occupancy and equipment of $95,000, or 4.2%, an increase in data processing of $60,000, or 6.0%, and an increase in other operating expenses of $64,000, or 2.1%. The decrease in employee compensation and benefits was primarily attributable to a decrease in staffing levels due to employee retirements, attrition, and the closing of unprofitable loan production offices. The increase in occupancy and equipment expense was due to an increase in depreciation expense period to period. Data processing expense increased over the comparable 2000 period due to costs relating to implementation of an internal wide area network and continued growth.

Federal Income Taxes

The provision for federal income taxes totaled $2.8 million for the nine months ended September 30, 2001, a decrease of $101,000, or 3.5%, from the nine months ended September 30, 2000. The Corporation's effective tax rate amounted to 31.8% and 33.7% for the nine-month periods ended September 30, 2001 and 2000, respectively. The decrease in the provision for federal income taxes was primarily attributable to refunds claimed for prior years' tax liabilities.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine and three month periods ended September 30, 2001 and 2000


Comparison of Results of Operations for the Three Months Ended September 30, 2001 and 2000

General

Camco's net earnings for the three months ended September 30, 2001 totaled $2.4 million, an increase of $205,000, or 9.5%, over the $2.1 million of net earnings reported in the comparable 2000 period. The increase in earnings was primarily attributable to an increase in other income of $147,000 and a decrease in general, administrative and other expense of $212,000, which were partially offset by a decrease in net interest income of $79,000 and increases in the provision for loan losses of $14,000 and federal income tax expense of $61,000.

Net Interest Income

Total interest income for the three months ended September 30, 2001, amounted to $18.1 million, a decrease of $1.5 million, or 7.5%, compared to the three-month period ended September 30, 2000, generally reflecting the effects of the decrease in average interest-earning assets of approximately $24.8 million, or 2.5%.

Interest income on loans and mortgage-backed securities totaled $17.1 million for the three months ended September 30, 2001, a decrease of $1.6 million, or 8.7%, from the comparable 2000 period. The decrease resulted primarily from a $61.5 million, or 6.5%, decrease in the average balance outstanding year to year. Interest income on investment securities and other interest-earning assets increased by $168,000, or 21.2%, due primarily to a $36.7 million, or 80.0%, increase in the average balance outstanding year to year, partially offset by a decrease in the yield of 48 basis points, from 5.13% to 4.65% for the three-month periods ended September 30, 2001 and 2000, respectively.

Interest expense on deposits increased by $113,000, or 1.5%, to a total of $7.7 million for the three months ended September 30, 2001, due primarily to a $50.2 million, or 8.3%, increase in average deposits outstanding, partially offset by a 32 basis point decrease in the average cost of deposits, to 4.71% in the current quarter. Interest expense on borrowings totaled $4.1 million for the three months ended September 30, 2001, a decrease of $1.5 million, or 26.8%, from the 2000 three-month period. The decrease resulted primarily from a $76.3 million, or 22.3%, decrease in the average balance outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $79,000, or 1.2%, to a total of $6.3 million for the three months ended September 30, 2001. The interest rate spread increased to approximately 2.33% at September 30, 2001, from 2.29% at September 30, 2000, while the net interest margin increased to approximately 2.58% for the three months ended September 30, 2001, compared to 2.55% for the 2000 period.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine and three month periods ended September 30, 2001 and 2000


Comparison of Results of Operations for the Three Months Ended September 30, 2001 and 2000 (continued)

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas and other factors related to the collectibility of the Bank's loan portfolio, management elected to record a provision for losses on loans totaling $152,000 for the three months ended September 30, 2001, an increase of $14,000, or 10.1%, over the comparable period in 2000. The current period provision was predicated primarily on the increase in the level of nonperforming loans. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $1.9 million for the three months ended September 30, 2001, an increase of $147,000, or 8.3%, over the comparable 2000 period. The increase in other income was primarily attributable to a $216,000, or 22.8%, increase in gain on sale of loans, an increase of $212,000, or 40.2%, in late charges, rent and other and a $39,000, or 20.7%, increase in service charges and fees on deposits, which were partially offset by a decrease of $385,000 in loan servicing fees. The increase in gain on sale of loans was due to the increase in sales volume, as a result of the demand for fixed-rate loans in the declining interest rate environment. The increase in late charges, rent and other was due primarily to an increase in fees from Camco's title agency subsidiary, as well as increases in insurance fees and other fees on loans and deposits transactions. The decrease in loan servicing fees was primarily due to a $590,000 charge related to the mortgage servicing rights asset. This charge was based upon the Corporation's ongoing fair value analysis of the mortgage servicing rights asset.

General, Administrative and Other Expense

General, administrative and other expense totaled $4.6 million for the three months ended September 30, 2001, a decrease of $212,000, or 4.4%, from the comparable period in 2000. Employee compensation and benefits decreased by $279,000, or 12.8%, partially offset by an increase of $19,000, or 2.5%, in occupancy and equipment and a $27,000, or 10.3%, increase in franchise taxes. The decrease in employee compensation and benefits was primarily attributable to a decrease in staffing levels due to employee retirements and attrition. The increase in occupancy expense was due to an increase in depreciation expense period-to-period.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine and three month periods ended September 30, 2001 and 2000


Comparison of Results of Operations for the Three Months Ended September 30, 2001 and 2000 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $1.1 million for the three months ended September 30, 2001, an increase of $61,000, or 5.7%, compared to the three months ended September 30, 2000. This increase was primarily attributable to a $266,000, or 8.3%, increase in pre-tax earnings, which was partially offset by refunds claimed of prior years' tax liabilities. The Corporation's effective tax rate amounted to 32.3% and 33.1% for the three-month periods ended September 30, 2001 and 2000, respectively.

Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Corporation's market risk since the Corporation's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

Business Combination

In June 2001, Camco and Columbia Financial of Kentucky, Inc. ("Columbia Financial") announced the signing of a definitive agreement for Camco to acquire Columbia Financial. Columbia Financial's community bank subsidiary, Columbia Federal Savings Bank, will merge into Camco's Advantage Bank subsidiary and operate as a division of the Bank under the name Columbia Savings Bank.

The agreement provides for Columbia Financial shareholders to receive .3681 share of Camco common stock and $6.90 cash for each Columbia Financial share, subject to various closing conditions. The initial transaction value was approximately $30.2 million on a fully-diluted basis.

The merger, which will be accounted for as a purchase, is expected to be consummated in November 2001.

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





Date:    November 14, 2001                     By: /s/Richard C. Baylor
     ---------------------------                   --------------------------
                                                      Richard C. Baylor
                                                      Chief Executive Officer




Date:    November 14, 2001                     By: /s/Kristina K. Tipton
     ---------------------------                   --------------------------
                                                     Kristina K. Tipton
                                                     Controller