Form 10-K
period 2001-12-31
CAMCO FINANCIAL CORP
filed 2002-03-28
CIK 16614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2001

                                       OR

    [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


 For the transition period from ______________________ to ______________________

                         Commission File Number: 0-25196

                           CAMCO FINANCIAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         51-0110823
    --------------------------                           -------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification Number)

                    6901 Glenn Highway, Cambridge, Ohio 43725
                --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (740) 435-2020

           Securities registered pursuant to Section 12(b) of the Act:

             None                                        None
   ----------------------------          -------------------------------------
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

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale reported as of March 21, 2002, was $103.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         The registrant's revenues for the fiscal year ended December 31, 2001, were $81.5 million. 7,964,119 shares of the registrant's common stock were outstanding on March 21, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III of Form 10-K: Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders

                                     PART I
Item 1.           Business.

General

         Camco Financial Corporation ("Camco") is a savings and loan holding company which was organized under Delaware law in 1970. Camco is engaged in the financial services business in Ohio, Kentucky and West Virginia, through its wholly-owned subsidiaries, Advantage Bank ("Advantage" or the "Bank") and Camco Title Insurance Agency, Inc. ("Camco Title"), and its second-tier subsidiaries, Camco Mortgage Corporation ("CMC") and WestMar Mortgage Company ("WestMar"). In June 2001, Camco completed a reorganization in which it combined its banking activities under one Ohio savings bank charter which is now known as Advantage Bank. Prior to the reorganization, Camco operated five separate banking subsidiaries serving distinct geographic areas. The branch office groups in each of the regions previously served by the five subsidiary banks now operate as divisions of Advantage Bank utilizing the names under which their respective offices were chartered prior to the restructuring (Cambridge Savings Bank, Marietta Savings Bank, First Savings Bank, First Bank for Savings and Westwood Homestead Savings Bank). Hereinafter, the terms "Advantage" or the "Bank" will be used to include all the preexisting individual financial institutions owned by Camco.

         During the periods for which financial information is presented Camco completed several business combinations. In 1998, Camco acquired GF Bancorp, Inc, and its wholly-owned subsidiary, Germantown Federal Savings Bank in a combination accounted for as a pooling-of-interests ("Germantown Merger"). Accordingly, the financial information for 1997 had previously been restated to give effect to the combination as of January 1, 1997. During 2000, Camco completed a business combination with Westwood Homestead Financial Corporation ("WFC") and its wholly-owned subsidiary, Westwood Homestead Saving Bank ("Westwood Savings"). The acquisition was accounted for using the purchase method of accounting and, therefore, the financial statements for prior periods have not been restated. In November 2001, Camco completed a business combination with Columbia Financial of Kentucky, Inc. ("Columbia Financial"), and its wholly-owned subsidiary, Columbia Federal Savings Bank ("Columbia Federal"). The merger was accounted for using the purchase method of accounting and, therefore, the financial statements for prior periods have not been restated.

         Advantage is regulated by the Ohio Department of Financial Institutions, Division of Savings Banks (the "Division"), and the Federal Deposit Insurance Corporation (the "FDIC"), as its primary regulators. Advantage Bank is a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati, and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") administered by the FDIC. Camco is regulated by the Office of Thrift Supervision (the "OTS") as a savings and loan holding company.

         Camco's primary lending activities include the origination of conventional fixed-rate and variable-rate mortgage loans for the acquisition, construction or refinancing of single-family homes located in Camco's primary market areas. Camco also originates construction and permanent mortgage loans on condominiums, two- to four-family, multi-family (over four units) and nonresidential properties. In addition to mortgage lending, Camco makes a variety of consumer loans.

         The financial statements for Camco and its subsidiaries are prepared on a consolidated basis. The principal source of revenue for Camco on an unconsolidated basis has historically been dividends from the Bank. Payment of dividends to Camco by the Bank is subject to various regulatory restrictions and tax considerations.

         References in this report to various aspects of the business, operations and financial condition of Camco may be limited to Advantage, as the context requires.

Lending Activities

         General. Camco's primary lending activities include the origination of conventional fixed-rate and variable-rate mortgage loans for the construction, acquisition or refinancing of single-family homes located in Advantage's primary market areas. Construction and permanent mortgage loans on condominiums, multifamily (over four units) and nonresidential properties are also offered by Camco. In addition to mortgage lending, Camco makes a variety of consumer loans.

         Loan Portfolio Composition. The following table presents certain information regarding the composition of Camco's loan portfolio, including loans held for sale, at the dates indicated:

                                                              At December 31,
                                 ----------------------------------------------------------------------------------------------
                                        2001             2000              1999                1998                 1997
                                 -----------------  ---------------  -------------------  -----------------    ----------------
                                           Percent         Percent             Percent             Percent              Percent
                                          of total         of total            of total            of total             of total
                                 Amount     loans   Amount  loans     Amount    loans     Amount     loans     Amount     loans
                                 ------    ------   ------  ------    ------    ------    ------     ------    ------     -----
                                                                  (Dollars in thousands)
Type of loan:
   Construction                 $ 42,666    4.9%   $ 56,039    6.0%   $ 60,565    8.3%    $ 37,169      6.8%   $ 14,505     3.0%
   Existing residential
     properties (1)              705,056    80.9    764,828   82.2     619,621   85.3      485,107     88.4     431,646    89.7
   Nonresidential real estate     70,239     8.1     54,722    5.9      20,831    2.9       15,019      2.7      11,294     2.3
   Developed building lots         5,908     0.7      5,640    0.6       4,649    0.6        3,895      0.7       1,870     0.4
   Education loans                 1,198     0.1      1,459    0.2       1,847    0.3        2,096      0.4       2,224     0.5
   Consumer and other loans (2)   67,918     7.8     71,719    7.7      49,232    6.8       29,835      5.5      32,430     6.7
                                 -------   -----    -------  -----     -------  -----      -------    -----     -------   -----
        Total                    892,985   102.5    954,407  102.6     756,745  104.2      573,121    104.5     493,969   102.6
Less:
   Undisbursed loans in          (15,343)   (1.8)   (19,911)  (2.2)    (27,569)  (3.8)     (22,262)    (4.1)    (10,059)   (2.1)
   process
   Unamortized yield              (1,940)   (0.2)      (918)  (0.1)     (1,088)  (0.1)        (407)    (0.1)       (813)   (0.2)
   adjustments
   Allowance for loan losses      (4,256)   (0.5)    (2,906)  (0.3)     (1,863)  (0.3)      (1,783)    (0.3)     (1,596)   (0.3)
                                 -------   -----    -------  -----     -------   -----      -------    -----     -------   -----

Total loans, net                $871,446   100.0%  $930,672  100.0%   $726,225  100.0%    $548,669    100.0%   $481,501   100.0%
                                 =======   =====    =======  =====     =======  =====      =======    =====     =======   =====

-------------------------------------

(1)      Includes loans held for sale.
(2)      Includes second mortgage loans.


         Camco's loan portfolio was approximately $871.4 million at December 31, 2001, and represented 79.0% of total assets.

         Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2001, regarding the dollar amount of loans maturing in Camco's portfolio based on the contractual terms to maturity of the loans. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity, are reported as due in one year or less.

                                      Due during the year
                                             ending                                  Due in
                                          December 31,          Due in years        years after
                                             2002                 2003-2007             2007               Total
                                        ----------------        -------------         --------           -------
                                                                          (In thousands)
Real estate loans (1):
   One- to four- family                       $ 7,873               $42,163           $617,797            $667,833
   Multifamily and nonresidential               6,003                15,642             97,603             119,248
Consumer and other loans                       13,796                31,882             23,438              69,116
                                               ------                ------            -------             -------

      Total                                   $27,672               $89,687           $738,838            $856,197
                                               ======                ======            =======             =======

--------------------------

(1) Excludes loans held for sale of $21.4 million and does not consider the effects of unamortized yield adjustments of $1.9 million and the allowance for loan losses of $4.3 million.


         The following table sets forth at December 31, 2001, the dollar amount of all loans due after one year from December 31, 2001, which have predetermined interest rates and have floating or adjustable interest rates:

                                          Due after
                                       December 31, 2002
                                       (In thousands)

Fixed rate of interest                    $319,666
Adjustable rate of interest                508,859
                                           -------
     Total                                $828,525
                                           =======

         Generally, loans originated by Advantage are on a fully amortized basis. Advantage has no rollover provisions in its loan documents and anticipates that loans will be paid in full by the maturity date.

         Residential Loans. The primary lending activity of Advantage is the origination of fixed-rate and adjustable-rate conventional loans for the acquisition, refinancing or construction of single-family residences. At December 31, 2001, 74.8% of the total outstanding loans consisted of loans secured by mortgages on one- to four-family residential properties. Advantage also originates loans on multifamily housing (over four units) and condominiums. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon.

         Federal regulations and Ohio law limit the amount which Advantage may lend in relationship to the appraised value of the underlying real estate at the time of loan origination (the "Loan-to-Value Ratio" or "LTV"). In accordance with such regulations and law, Advantage makes loans on single-family residences up to 100% of the value of the real estate and improvements. Advantage generally requires the borrower on each loan which has an LTV in excess of 80% to obtain private mortgage insurance, or a guarantee by a federal agency.

         The interest rate adjustment periods on adjustable-rate mortgage loans ("ARMs") offered by Advantage are generally one, three, five or seven years. The interest rates initially charged on ARMs and the new rates at each adjustment date are determined by adding a stated margin to a designated interest rate index. For the past several years, Advantage has used the one-year, three-year, five-year and seven-year United States Treasury bill rates, adjusted to a constant maturity, as the index for their one-year, three-year, five-year and seven-year adjustable-rate loans, respectively. The initial interest rate for a three-year, a five-year and a seven-year ARM is set slightly higher than for the one-year ARM to compensate for the reduced interest rate sensitivity. The maximum adjustment at each adjustment date for ARMs is usually 2%, with a maximum adjustment of 6% over the term of the loan.

         From time to time, Advantage originates ARMs which have an initial interest rate that is lower than the sum of the specified index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully indexed level. Advantage attempts to reduce the risk by underwriting such loans at the fully indexed rate. None of Advantage's ARMs have negative amortization features.

         Residential mortgage loans offered by Advantage are usually for terms of 10 to 30 years, which could have an adverse effect upon earnings if the loans do not reprice as quickly as the cost of funds. To minimize such effect, Advantage emphasizes the origination of ARMs and sells fixed-rate loans when conditions favor such a sale. Furthermore, experience reveals that, as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods which are substantially shorter than the maturity of such loans.

         Of the total mortgage loans originated by Advantage during the year ended December 31, 2001, 26.3% were ARMs and 73.7% were fixed-rate loans. Adjustable-rate loans comprised 58.6% of Camco's total outstanding loans at December 31, 2001.

         Construction Loans. Advantage offers residential construction loans both to owner-occupants and to builders for homes being built under contract with owner-occupants. Advantage also makes loans to persons constructing projects for investment purposes. At December 31, 2001, a total of $42.7 million, or approximately 4.9% of Advantage's total loans, consisted of construction loans, primarily for one- to four-family properties.

         Construction loans to owner-occupants are typically adjustable-rate long-term loans on which the borrower pays only interest on the disbursed portion during the construction period. Some construction loans to builders, however, have terms of up to 24 months at fixed or adjustable rates of interest.

         Construction loans for investment properties involve greater underwriting and default risks to Advantage than do loans secured by mortgages on existing properties or construction loans for single-family residences. Loan funds are advanced upon the security of the project under construction, which is more difficult to value in the case of investment properties before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate precisely the total loan funds required to complete a project and the related Loan-to-Value Ratios. In the event a default on a construction loan occurs and foreclosure follows, Camco could be adversely affected in that it would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 2001, Advantage had 11 construction loans in the amount of $8.8 million on investment properties.

         Nonresidential Real Estate Loans. Advantage originates loans secured by mortgages on nonresidential real estate, including retail, office and other types of business facilities and apartment projects containing 36 or more units. Nonresidential real estate loans are generally made on an adjustable-rate basis for terms of up to 20 years. Nonresidential real estate loans originated by Advantage generally have an LTV of 80% or less. The largest nonresidential real estate loan outstanding at December 31, 2001, was a $4.5 million loan secured by an apartment complex, commercial properties, and leasing business residuals. Nonresidential real estate loans comprised 8.1% of total loans at December 31, 2001.

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Advantage has endeavored to reduce this risk by carefully evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing or operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation.

         Federal law limits an association's investment in nonresidential real estate loans to 400% of the association's capital. At December 31, 2001, Advantage's investment in nonresidential real estate loans was approximately 80.5% of its total capital.

         Consumer Loans. Advantage makes various types of consumer loans, including loans made to depositors on the security of their savings deposits, automobile loans, education loans, home improvement loans, home equity line of credit loans and unsecured personal loans. Home equity loans and unsecured loans are generally made at a variable rate of interest for terms of up to 10 years. Most other consumer loans are generally made at fixed rates of interest for terms of up to 10 years. The risk of default on consumer loans during an economic recession is greater than for residential mortgage loans. At December 31, 2001, education, consumer and other loans constituted 7.9% of Camco's total loans.

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

         The loan origination process is decentralized, with each of Advantage's divisions having autonomy in loan processing and approval for its respective market area. Mortgage loan applications from potential borrowers are taken by one of the loan officers of the Bank originating the loan, after which they are forwarded to the Bank's loan department for processing. On new loans, the loan department typically obtains a credit report, verification of employment and other documentation concerning the borrower and orders an appraisal of the fair market value of the real estate which will secure the loan. The real estate is thereafter physically inspected and appraised by a staff appraiser or by a designated fee appraiser approved by the Board of Directors of Advantage. Upon the completion of the appraisal and the receipt of all necessary information regarding the borrower, the mortgage loan application is submitted to the Bank's underwriter for approval. If the loan is approved, an attorney's opinion of title or title insurance is obtained on the real estate which will secure the loan. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name Advantage as an insured mortgagee.

         The procedure for approval of construction loans is the same as for residential mortgage loans, except that the appraiser evaluates the building plans, construction specifications and construction cost estimates. Advantage also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

         Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

         Loan Originations, Purchases and Sales. Advantage has been actively originating new 30-year, 15-year and 10-year fixed-rate real estate loans as well as adjustable-rate real estate loans and consumer loans. Generally all residential fixed-rate loans made by Advantage are originated on documentation which will permit a possible sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or other secondary mortgage market participants. When a mortgage loan is sold to the FHLMC, Advantage generally services the loan by collecting monthly payments of principal and interest and forwarding such payments to the FHLMC, net of a servicing fee. During the year ended December 31, 2001, Advantage also sold loans with servicing released. Fixed-rate loans not sold to the FHLMC and substantially all of the ARMs originated by Advantage are held in Advantage's loan portfolios. During the year ended December 31, 2001, Camco sold approximately $295.6 million in loans to the FHLMC and others. Gross income from loans serviced by Camco for others was $1.4 million, which was offset by the amortization and impairment of mortgage servicing rights of $2.8 million for the year ended December 31, 2001.

         From time to time, Advantage sells participation interests in mortgage loans originated by them and purchases whole loans or participation interests in loans originated by other lenders. Advantage held whole loans and participations in loans originated by other lenders of approximately $21.7 million at December 31, 2001. Loans which Advantage purchases must meet or exceed the underwriting standards for loans originated by Advantage.

         In recent years, Camco has purchased mortgage-backed securities insured or guaranteed by U.S. Government agencies in order to improve Camco's asset yield by profitably investing excess funds. Camco intends to continue to purchase such mortgage-backed securities when conditions favor such an investment. See "Investment Activities."

         The following table presents Camco's mortgage loan origination, purchase, sale and principal repayment activity for the periods indicated:

                                                                                Year ended December 31,
                                                          2001           2000           1999           1998        1997
                                                         ------         ------         ------         ------      ------
                                                                                   (In thousands)
Loans originated:
   Construction                                         $ 35,330       $ 71,929       $ 66,437       $ 49,152     $ 34,293
   Permanent                                             320,973        202,004        324,648        328,046      168,519
   Consumer and other                                     83,126         84,526         34,158         67,243       54,351
                                                         -------        -------        -------        -------      -------

     Total loans originated                              439,429        358,459        425,243        444,441      257,163
                                                         -------        -------        -------        -------      -------

Loan purchased (1)                                        17,755          8,639         31,430         18,982       12,514

Reductions:
   Principal repayments (1)                              276,060        178,663        176,804        194,594      134,794
   Loans sold (1)                                        295,637        124,496         96,892        205,899       77,665
   Transfers from loans to real estate owned               3,208          1,432          1,220            477          978
                                                         -------        -------        -------        -------      -------
     Total reductions                                    574,905        304,591        274,916        400,970      213,437

Increase (decrease) in other items, net (2)                 (314)        (2,552)          (277)        (3,444)         137
Increase due to mergers (3)                               81,426        147,196              -              -            -
                                                         -------        -------        -------        -------      -------
Net increase (decrease)                                 $(36,609)      $207,151       $181,480       $ 59,009     $ 56,377
                                                         =======        =======        =======        =======      =======

-----------------------

(1)  Includes mortgage-backed securities.
(2) Other items primarily consist of amortization of deferred loan origination fees, the provision for losses on loans and unrealized gains on mortgage-backed securities designated as available for sale.
(3) The 2001 increase resulted from the merger with Columbia Financial and the 2000 increase resulted from the merger with WFC.

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

         The largest amount which Advantage could have loaned to one borrower at December 31, 2001, was approximately $13.1 million. The largest amount Advantage had outstanding to one borrower and related persons or entities at December 31, 2001, was $6.8 million, which consisted of five loans secured by personal residences, commercial properties, leasing business residuals, and an apartment complex, a warehouse and a golf course. These loans are not in violation of the applicable federal regulation.

         Loan Origination and Other Fees. In addition to interest earned on loans, Advantage may receive loan origination fees or "points" of up to 2.0% of the loan amount, depending on the type of loan, plus reimbursement of certain other expenses. Loan origination fees and other fees are a volatile source of income, varying with the volume of lending and economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment to yield over the life of the related loan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91.

         Delinquent Loans, Nonperforming Assets and Classified Assets. Advantage attempts to minimize loan delinquencies through the assessment of late charges and adherence to established collection procedures. Generally, after a loan payment is 15 days delinquent, a late charge of 5% of the amount of the payment is assessed and a collection officer contacts the borrower by mail or phone to request payment. In certain limited instances, Advantage may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs. Advantage generally initiates foreclosure proceedings, in accordance with applicable laws, when it appears that a modification or moratorium would not be productive.

         Real estate which has been or will be acquired by Advantage as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until it is sold. "Real estate owned" is recorded at the lower of the book value of the loan or the fair value of the property less estimated selling expenses at the date of acquisition. Periodically, "real estate owned" is reviewed to ensure that fair value is not less than carrying value, and any write-down resulting therefrom is charged to earnings as a provision for losses on real estate acquired through foreclosure. All costs incurred from the date of acquisition are expensed in the period paid.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                      At December 31,
                                               2001          2000           1999          1998            1997
                                              ------        ------         ------        ------          ------
                                                                   (Dollars in thousands)
Loans delinquent for:
   30 to 89 days                              $14,238       $10,557        $13,792       $10,028         $6,723
   90 or more days                              7,885         4,726          3,975         4,296          1,939
                                               ------        ------         ------        ------          -----
     Total delinquent loans                   $22,123       $15,283        $17,767       $14,324         $8,662
                                               ======        ======         ======        ======          =====
     Ratio of total delinquent loans to
       total net loans (1)                       2.54%         1.64%          2.45%         2.61%         1.80%
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

                                                                                At December 31,
                                                           2001         2000          1999         1998         1997
                                                          ------       ------        ------       ------       ------
                                                                           (Dollars in thousands)
  Loans accounted for on nonaccrual basis:
     Real estate:
        Residential                                       $3,677       $2,068        $1,980        $1,328       $  830
        Nonresidential                                       367          197           429           233           27
     Consumer and other                                      393          157           141            64           79
                                                           -----        -----         -----         -----        -----
         Total nonaccrual loans                            4,437        2,422         2,550         1,625          936
                                                           -----        -----         -----         -----        -----
  Accruing loans delinquent 90 days or more:
    Real estate:
        Residential                                        2,564        1,836         1,140         2,030          710
        Nonresidential                                       206           --            --            --           --
     Consumer and other                                      678          468           285           641          293
                                                           -----        -----         -----         -----        -----
         Total loans 90 days past due                      3,448        2,304         1,425         2,671        1,003
                                                           -----        -----         -----         -----        -----

       Total nonperforming loans                          $7,885       $4,726        $3,975        $4,296       $1,939
                                                           =====        =====         =====         =====        =====

  Allowance for loan losses                               $4,256       $2,906        $1,863        $1,783       $1,596
                                                           =====        =====         =====         =====        =====

  Nonperforming loans as a percent of total net
     loans                                                  .90%          .51%          .55%          .78%         .40%
                                                            ===           ===           ===           ===          ===

  Allowance for loan losses as a percent of
     nonperforming loans                                   54.0%         61.5%         46.9%         41.5%        82.3%
                                                           ====          ====          ====          ====         ====

         The amount of interest income that would have been recorded had nonaccrual loans performed in accordance with contractual terms totaled approximately $278,000 for the year ended December 31, 2001. Interest collected on such loans and included in net earnings was $54,000.

         At December 31, 2001, there were no loans which were not classified as nonaccrual, 90 days past due or restructured which management considered classifying in the near future due to concerns as to the ability of the borrowers to comply with repayment terms.

         Federal regulations require the Bank to classify its assets on a regular basis. Problem assets are to be classified as either (i) "substandard,"
(ii) "doubtful" or (iii) "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the same weaknesses as substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of existing facts, conditions and value. Assets classified as "loss" are considered uncollectible and of such little value that their treatment as assets without the establishment of a specific reserve is unwarranted. Federal regulations provide for the reclassification of real estate assets by federal examiners.

                  At December 31, 2001, the aggregate amounts of Camco's classified assets were as follows:

                                                     At December 31, 2001
                                                        (In thousands)
Classified assets:
   Substandard                                                $7,775
   Doubtful                                                       27
   Loss                                                           83
                                                               -----
    Total classified assets                                   $7,885
                                                               =====


         The regulations also include a "special mention" category, consisting of assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management's close attention. Camco had assets in the amount of $4.4 million designated as "special mention" at December 31, 2001.

         Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. The following table sets forth an analysis of Camco's allowance for loan losses:

                                                                      Year ended December 31,
                                                      2001          2000         1999         1998         1997
                                                     ------        ------       ------       ------       ------
                                                                       (Dollars in thousands)
Balance at beginning of year                         $2,906        $1,863      $1,783        $1,596        $1,373
Charge-offs:
   1-4 family residential real estate                    66             9          82             9            30
   Multifamily and nonresidential real estate            12            41          12             -           124
   Consumer and other                                   657           122          79            61            22
                                                      -----         -----       -----         -----         -----
    Total charge-offs                                   735           172         173            70           176
                                                      -----         -----       -----         -----         -----
Recoveries:
   1-4 family residential real estate                     3             -           -             -             2
   Multifamily and nonresidential real estate             -             -           2             -             4
   Consumer and other                                    23             6           4             7             8
                                                      -----         -----       -----         -----         -----
    Total recoveries                                     26             6           6             7            14
                                                      -----         -----       -----         -----         -----
Net charge-offs                                        (709)         (166)       (167)          (63)         (162)
Provision for losses on loans                           759           568         247           250           385
Increase attributable to mergers (1)                  1,300           641           -             -             -
                                                      -----         -----       -----         -----         -----
Balance at end of year                               $4,256        $2,906      $1,863        $1,783        $1,596
                                                      =====         =====       =====         =====         =====

Net charge-offs to average loans                        .08%          .02%        .03%          .01%         .04%
                                                        ===           ===         ===           ===          ===


(1) The 2001 increase resulted from the merger with Columbia Financial and the 2000 increase resulted from the merger with WFC.

         The following table sets forth the allocation of Camco's allowance for loan losses by type of loan at the dates indicated:

                                                                     At December 31,
                                   2001               2000                1999                1998               1997
                             ----------------   ----------------    ----------------    ----------------  ----------------
                                     Percent            Percent              Percent            Percent            Percent
                                     of loans           of loans             of loans           of loans           of loans
                                     in each            in each              in each            in each            in each
                                     category           category             category           category           category
                                     to total           to total             to total           to total           to total
                             Amount   loans     Amount   loans      Amount    loans     Amount    loans    Amount    loans
                             ------   ------    ------   ------     ------    ------    ------   ------    ------   -----
                                                                 (Dollars in thousands)
Balance at year end
   applicable to:
     Mortgage loans          $3,418      92.1%   $2,440    92.1%    $1,350      92.9%    $1,340    94.1%   $1,030     92.8%
     Consumer and other         838       7.9       466     7.9        513       7.1        443     5.9       566      7.2
                              -----     -----     -----   -----      -----     -----      -----   -----     -----    -----
     loans

     Total                   $4,256     100.0%   $2,906   100.0%    $1,863     100.0%    $1,783   100.0%   $1,596    100.0%
                              =====     =====     =====   =====      =====     =====      =====   =====     =====    =====


Investment Activities

         Federal regulations require that Advantage maintain a minimum amount of liquid assets, which may be invested in United States Treasury obligations, securities of various agencies of the federal government, certificates of deposit at insured banks, bankers' acceptances and federal funds sold. Advantage is also permitted to make limited investments in commercial paper, corporate debt securities and certain mutual funds, as well as other investments permitted by federal laws and regulations. It has generally been Camco's policy to maintain liquid assets at Advantage in excess of regulatory requirements in order to shorten the maturities of the investment portfolios and improve the matching of short-term investments and interest rate sensitive savings deposit liabilities.

         The following table sets forth the composition of Camco's investment securities portfolio, except its stock in the FHLB of Cincinnati, at the dates indicated:

                                                                     At December 31,
                                        2001                               2000                              1999
                         ----------------------------------  --------------------------------  --------------------------------
                         Amortized    % of   Fair     % of   Amortized  % of    Fair    % of   Amortized  % of     Fair    % of
                           cost      total   value    total    cost     total   value   total    cost    total   value    total
                         -------     -----   -----    -----    -----    -----   -----   -----    -----   -----   -----    -----
Held to maturity:                                                 (Dollars in thousands)
   U.S. Government
    agency obligations    $18,682     33.0% $18,891   33.1%  $16,482    51.4% $16,427    51.3% $16,584    55.8% $16,166     55.7%
   Municipal bonds            190       .3      192     .3       190      .6      190      .6      280      .9      286      1.0
   Mortgage-backed         30,765     54.2   30,744   53.9     5,273    16.4    5,247    16.4    5,944    20.0    5,818     20.0
                           ------     ----  ------    ----    ------   -----   ------  ------   ------    ----   ------     ----
   securities
    Total                  49,637     87.5  49,827    87.3    21,945    68.4   21,864    68.3   22,808    76.7   22,270     76.7
   Available for sale:
   Corporate equity           245       .4     305      .5       245      .7      309     1.0      228      .8      273      1.0
   securities
   Mortgage-backed
     securities             6,872     12.1    6,975   12.2     9,908    30.9    9,850    30.7    6,704    22.5    6,475     22.3
                           ------     ----  ------    ----    ------   -----   ------  ------   ------    ----   ------     ----
       Total                7,117     12.5   7,280    12.7    10,153    31.6   10,159    31.7    6,932    23.3    6,748     23.3
                           ------     ----  ------    ----    ------   -----   ------  ------   ------    ----   ------     ----

   Total investments and
     mortgage-backed
     securities           $56,754    100.0%$57,107   100.0%  $32,098   100.0% $32,023  100.00% $29,740   100.0% $29,018    100.0%
                           ======    =====  ======   =====    ======   =====   ======  ======   ======   =====   ======    =====

         The following table presents the contractual maturities or terms to repricing of Camco's investment securities, except its stock in the FHLB of Cincinnati and corporate equity securities, and the weighted-average yields at December 31, 2001:

                                                           At December 31, 2001
                      --------------------------------------------------------------------------------------------------------
                                               After one         After five
                        One year or less  through five years   through ten years  After ten  years            Total
                      ------------------  ------------------  ------------------  -----------------   -------------------------
                                                                                                                        Weighted-
                      Amortized  Average  Amortized  Average  Amortized  Average  Amortized  Average  Amortized   Fair   average
                        cost      yield     cost      yield     cost      yield      cost     yield      cost     value   yield
                       ------    -------   ------    -------   ------    -------  ---------   ------    ------   ------   -----
                                                             (Dollars in thousands)
U.S. Government
  agency obligations   $1,000     5.98%   $16,867     5.26%    $  -         -  %     $   815  4.75%    $18,682   $18,891    5.28%

Municipal bonds           100     4.10          -      -          -         -             90   6.66        190       192    5.31
Mortgage-backed
  securities              115     7.54      8,592     5.06      7,979      5.97       20,951   6.09     37,637    37,719    5.83
                        -----     ----     ------     ----      -----      ----       ------   ----     ------    ------    ----
Total                  $1,215     5.97%   $25,459     5.19%    $7,979      5.97%     $21,856   6.04%   $56,509   $56,802    5.65%
                        =====     ====     ======     ====      =====      ====       ======   ====     ======    ======    =====


Deposits and Borrowings

         General. Deposits have traditionally been the primary source of Camco's funds for use in lending and other investment activities. In addition to deposits, Camco derives funds from interest payments and principal repayments on loans, advances from the FHLB of Cincinnati and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rate and money market conditions. As part of Camco's asset and liability management strategy, FHLB advances and other borrowings are used to fund loan originations and for general business purposes. FHLB advances are also used on a short-term basis to compensate for reductions in the availability of funds from other sources.

         Deposits. Deposits are attracted principally from within Camco's primary market area through the offering of a broad selection of deposit instruments, including interest and non-interest bearing checking accounts, money market deposit accounts, regular passbook savings accounts, term certificate accounts and retirement savings plans. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management of Advantage based on its liquidity requirements, growth goals and interest rates paid by competitors. Interest rates paid by Camco on deposits are not limited by federal or state law or regulation. Camco generally does not obtain funds through brokers or offer premiums to attract deposits. Camco does not have a significant amount of savings accounts from outside its primary market area.

         The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Advantage at the dates indicated:

                                                                                At December 31,
                                                      ---------------------------------------------------------------------
                                                             2001                     2000                      1999
                                        Weighted-     -------------------     -------------------       -------------------
                                         average                 Percent                  Percent                   Percent
                                         rate at                 of total                 of total                 of total
                                        12/31/01      Amount     deposits     Amount      deposits      Amount     deposits
                                                                        (Dollars in thousands)
Withdrawable accounts:
    Interest and non-interest bearing
     checking accounts                      0.99%    $111,649      15.3%     $ 90,830      14.4%       $ 71,582      15.5%
    Money market demand accounts            3.59       64,539       8.8        45,047       7.1          26,898       5.8
    Passbook and statement savings
     accounts                               1.70       85,443      11.7        69,706      11.0          71,128      15.4
                                            ----      -------     -----       -------     -----         -------     -----
     Total withdrawable accounts            1.86      261,631      35.8       205,583      32.5         169,608      36.7
Certificates accounts:
   Term:
     Seven days to one year                 3.49       51,472       7.0        64,693      10.2          41,093       8.9
     One to two years                       5.29      136,859      18.8       139,103      22.0         108,118      23.4
     Two to eight years                     5.95      163,226      22.4       117,146      18.5          83,299      18.1
   Negotiated rate certificates             5.13       54,998       7.5        56,552       9.0          28,618       6.2
   Individual retirement accounts           5.40       61,889       8.5        49,211       7.8          31,051       6.7
                                            ----      -------     -----       -------     -----         -------     -----
    Total certificate accounts              5.32      468,444      64.2       426,705      67.5         292,179      63.3
                                            ----      -------     -----       -------     -----         -------     -----
Total deposits                              4.08%    $730,075     100.0%     $632,288     100.0%       $461,787     100.0%
                                            ====      =======     =====       =======     =====         =======     =====


         The following table presents the amount and contractual maturities of Camco's time deposits at December 31, 2001:

                                                            Amount  Due
                                -------------------------------------------------------------------------
                                  Up to                                            Over
                                one year       1-3 years        3-5 years        5 years          Total
                                --------       ---------        ---------        -------         --------
                                                         (Dollars in thousands)
Amount maturing                 $312,484        $122,891         $24,670          $8,399        $468,444
                                 =======         =======          ======           =====         =======
Average rate                        5.20%           5.47%           5.56%           6.91%           5.32%
                                    ====            ====            ====            ====            ====


         The following table sets forth the amount and maturities of Camco's time deposits in excess of $100,000 at December 31, 2001:

          Maturity                                At December 31, 2001
          --------                                --------------------
                                                     (In thousands)

          Three months or less                          $ 39,023
          Over three to six months                        26,700
          Over six to twelve months                       23,649
          Over twelve months                              33,885
                                                         -------
          Total                                         $123,257
                                                         =======


         Borrowings. The twelve regional FHLBs function as central reserve banks, providing credit for their member institutions. As a member in good standing of the FHLB of Cincinnati, Advantage is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Advances are made pursuant to several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's regulatory capital or on the FHLB's assessment of the institution's creditworthiness. Under current regulations, a member institution must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender ("QTL") test. If an institution meets the QTL test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an institution does not meet the QTL test, it will be eligible for such advances only to the extent it holds QTL test assets. At December 31, 2001, Advantage met the QTL test.

         The following table sets forth the maximum amount of Camco's FHLB advances outstanding at any month end during the periods shown and the average aggregate balances of FHLB advances for such periods:

                                                                 Year ended December 31,
                                                       2001               2000               1999
                                                      ------             ------             ------
                                                                 (Dollars in thousands)
Maximum amount outstanding                            $313,472           $357,411           $279,125

Average amount outstanding                            $280,747           $325,805           $200,285

Weighted-average interest cost of FHLB advances
  based on month end balances                            6.09%              6.37%              5.39%

         The following table sets forth certain information with respect to Camco's FHLB advances at the dates indicated:

                                                                    At December 31,
                                                      2001                2000              1999
                                                     ------              ------            ------
                                                                (Dollars in thousands)
Amount outstanding                                   $258,850           $313,471          $279,125

Weighted-average interest rate                           6.02%              6.20%             5.71%


Competition

         Advantage competes for deposits with other savings associations, savings banks, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, Advantage competes with other savings banks, savings associations, commercial banks, consumer finance companies, credit unions and other lenders. Advantage competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of the services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

Service Corporation Activities

         Federal regulations permit savings associations to invest an amount up to 2% of their assets in the stock, paid-in surplus and unsecured obligations of subsidiary service corporations engaged in certain activities. In addition, federal regulations generally authorize such institutions which meet the minimum regulatory capital requirements to invest up to 50% of their regulatory capital in conforming first mortgage loans made by service corporations.

         At December 31, 2001, Advantage had a direct investment in the capital stock of CMC in the amount of approximately $1.9 million. The principal business of CMC is originating first mortgage loans on residential real estate located primarily in Coshocton, Muskingum, Stark and Tuscarawas Counties, Ohio. Loans originated by CMC are generally sold to Advantage. CMC originated $104.6 million of mortgage loans in 2001, $57.9 million of which were sold to Advantage, compared to $88.1 million which were sold in 2000.

         Advantage had a direct investment in the capital stock of WestMar in the amount of approximately $509,000 at December 31, 2001. The principal business of WestMar is originating first mortgage loans on residential real estate located in Wood County, West Virginia. WestMar originated $15.3 million of mortgage loans in 2001, $13.0 million of which were sold to Advantage, compared to $7.6 million of mortgage loans sold in 2000. Advantage is in the process of converting the WestMar office into a limited purpose branch of Advantage.

         First S&L Corporation did not conduct any business during the year ended December 31, 2001, and was capitalized on a nominal basis at December 31, 2001.

Employees

         As of December 31, 2001, Camco had 235 full-time employees and 47 part-time employees. Camco believes that relations with its employees are good. Camco offers health and disability benefits and a 401(k) salary savings plan. None of the employees of Camco are represented by a collective bargaining unit.


                                   REGULATION

General

         As a savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933, as amended (the "HOLA"), Camco is subject to regulation, examination and oversight by the OTS. Advantage is subject to regulation by the Division and the FDIC. Camco and Advantage must file periodic reports with these governmental agencies, as applicable, concerning their activities and financial condition. Examinations are conducted periodically by the applicable regulators to determine whether Camco and Advantage are in compliance with various regulatory requirements and are operating in a safe and sound manner. Advantage is a member of the FHLB of Cincinnati and is also subject to certain regulations promulgated by the Board of Governors of the Federal Reserve System ("FRB").

Ohio Regulation

         As a savings bank incorporated under Ohio law, Advantage is subject to regulation by the Division. Such regulation affects the internal organization of Advantage, as well as its savings, mortgage lending and other investment activities. Ohio law requires that Advantage maintain at least 60% of its assets in housing-related and other specified investments. At December 31, 2001, Advantage had at least 60% of its assets in such investments.

         Periodic examinations by the Division are usually conducted on a joint basis with the federal examiners. Ohio law requires that Advantage maintain federal deposit insurance as a condition of doing business. The ability of Ohio savings banks to engage in certain state-authorized investments is subject to oversight and approval by the FDIC. See "Federal Deposit Insurance Corporation - State Chartered Bank Activities."

         Any mergers involving, or acquisitions of control of, Ohio savings banks must be approved by the Division. The Division may initiate certain supervisory measures or formal enforcement actions against Ohio savings banks. Ultimately, if the grounds provided by law exist, the Division may place an Ohio savings bank in conservatorship or receivership.

         In addition to being governed by the laws of Ohio specifically governing savings banks, Advantage is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings banks.

Federal Deposit Insurance Corporation

         Supervision and Examination. The FDIC is responsible for the regulation and supervision of all commercial banks and state savings banks that are not members of the Federal Reserve System ("Non-member Banks"), including Advantage. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. Advantage is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits.

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

         State Chartered Bank Activities. The ability of Advantage to engage in any state-authorized activities or make any state-authorized investments, as principal, is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, national banks. Engaging as a principal in any such activity or investment not permissible for a national bank is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. Most equity and real estate investments (excluding office space and other real estate owned) authorized by state law are not permitted for national banks. Certain exceptions are granted for activities deemed by the FRB to be closely related to banking and for FDIC-approved subsidiary activities.

         Liquidity. Advantage is not required to maintain a specific level of liquidity; however, the FDIC expects it to maintain adequate liquidity to protect safety and soundness.

         Regulatory Capital Requirements. Advantage is required by applicable law and regulations to meet certain minimum capital requirements. The capital standards include a leverage limit, or core capital requirement, a tangible capital requirement and a risk-based capital requirement.

         The leverage capital requirement is a minimum level of Tier 1 capital to average total consolidated assets of 3%, if Advantage has the highest regulatory examination rating, well diversified risk and minimal anticipated growth or expansion, and between 4% and 5% of average total consolidated assets if it does not meet those criteria. "Tier 1" capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less all intangibles, other than includable purchased mortgage servicing rights and credit card relationships.

         Pursuant to the risk-based capital requirement, Advantage must maintain total capital, which consists of core or Tier 1 capital and certain general valuation reserves, of 8% of risk-weighted assets. For purposes of computing risk-based capital, assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100%, depending on their relative risk.

         The following tables present certain information regarding compliance by Advantage with applicable regulatory capital requirements at December 31, 2001:

                                                                   At December 31, 2001
                                    --------------------------------------------------------------------------------------
                                                                                                  To be "well-capitalized"
                                                                       For capital                 under prompt corrective
                                             Actual                  adequacy purposes                action provisions
                                    ---------------------          ---------------------          ------------------------
                                    Amount          Ratio          Amount          Ratio          Amount             Ratio
                                    ------          -----          ------          -----          ------             -----
                                                                   (Dollars in thousands)
Total capital
   (to risk-weighted assets)        $88,017         12.5%         =>$56,346       =>8.0%         =>$70,433          =>10.0%
Tier I capital
   (to risk-weighted assets)        $83,761         11.9%         =>$28,173       =>4.0%         =>$42,260          => 6.0%
Tier I leverage                     $83,761          7.6%         =>$43,868       =>4.0%         =>$54,835          => 5.0%


         The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations and Non-member Banks. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the applicable agency has less flexibility in determining how to resolve the problems of the institution. In addition, the agency generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the applicable agency within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Advantage's capital level at December 31, 2001, met the standards for well-capitalized institutions.

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

Transactions with Affiliates and Insiders

         Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Advantage was in compliance with such restrictions at December 31, 2001.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate is any company or entity which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of a savings association and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or the subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Exemptions from Sections 23A or 23B of the FRA may be granted only by the FRB. Advantage was in compliance with these requirements at December 31, 2001.

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

Holding Company Regulation

         As a savings and loan holding company within the meaning of the HOLA, Camco has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

         The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by Camco. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         As a unitary savings and loan holding company in existence on May 4, 1999, Camco generally has no restrictions on its activities. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, however, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of Camco and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company is not a qualified thrift lender ("QTL"), then such unitary savings and loan holding company would become subject to the activities restrictions applicable to multiple holding companies.

         In order to be a QTL, a savings association must meet one of two tests. The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. At December 31, 2001, Advantage met the QTL test.

Federal Reserve Requirements

         FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $41.3 million (subject to an exemption of up to $5.7 million), and of 10% of net transaction accounts in excess of $41.3 million. At December 31, 2001, Advantage was in compliance with its reserve requirements.

Federal Home Loan Bank System

         The FHLBs provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, Advantage is required to maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Advantage is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $22.5 million at December 31, 2001.

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

         Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance. The FHLBs have established the "Affordable Housing Program" to subsidize the interest rate on advances to member associations engaged in lending for long-term, low- and moderate-income, owner-occupied and affordable rental housing at subsidized rates. The FHLB of Cincinnati reviews and accepts proposals for subsidies under that program twice a year. Advantage has participated in this program.

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

         Certain thrift institutions, such as Advantage, are allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions may compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or the experience method of Section 593 of the Code. The "experience" method is also available to small banks. Under the "experience" method, a thrift institution is generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year.

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

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property. Advantage is required to recapture $1.9 million of its bad debt reserve for which deferred taxes have been provided. The recapture is being effected over a six year period commencing in 1998.

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e) which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Advantage to Camco is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Camco for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2001, the pre-1988 reserves for Advantage for tax purposes totaled approximately $12.8 million. Camco believes Advantage had approximately $24.3 million of accumulated earnings and profits for tax purposes as of December 31, 2001, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Advantage will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Camco have been audited or closed without audit through calendar year 1997. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Camco.

         Ohio Taxation. Camco and Camco Title are subject to the Ohio corporation franchise tax, which, as applied to them, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) .400% times taxable net worth.

         A special litter tax is also applicable to all corporations, including Camco, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and ..22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

         Advantage is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.3% of its book net worth determined in accordance with generally accepted accounting principles. As a "financial institution," Advantage is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

         CMC and WestMar are subject to the Ohio Dealers in Intangibles property tax but currently incur no liability because they are owned by an Ohio financial institution.

         Delaware Taxation. As a Delaware corporation, Camco is subject to an annual franchise tax based on the quantity and par value of its authorized capital stock and its gross assets. As a savings and loan holding company, Camco is exempt from Delaware corporate income tax.

         Kentucky Taxation. The Commonwealth of Kentucky imposes no income or franchise taxes on savings institutions. Advantage is subject to an annual ad valoreum tax which is .1% of Advantage's Kentucky deposit accounts, and apportioned common stock and retained income, with certain deductions for amounts borrowed by depositors and securities guaranteed by the U.S. Government or certain of its agencies.

         West Virginia Taxation. Advantage, Camco Title and WestMar are subject to a West Virginia tax on apportioned adjusted net income and a West Virginia franchise tax on apportioned adjusted capital. The adjusted net income of each is taxed at a rate of 9.0%. The franchise tax rate is 0.75% of adjusted capital. The apportionment is based solely on the ratio of gross receipts derived from West Virginia as compared to gross receipts everywhere.

Item 2.           Properties.

         The following table provides the location of, and certain other information pertaining to, Camco's office premises as of December 31, 2001:

                                               Year facility              Leased
                                                 commenced                  or                   Net book
Office Location                                 operations                owned                   value (1)
---------------                                 ----------                ------                   ------
134 E. Court Street
Washington Court House, Ohio                       1963                  Owned (2)              $  621,564

45 West Second Street
Chillicothe, Ohio                                  1994                  Leased (3)

1050 Washington Ave.
Washington Court House, Ohio                       1996                  Owned                     543,658

1 N. Plum Street
Germantown, Ohio                                   1998                  Owned                     563,951

687 West Main Street
New Lebanon, Ohio                                  1998                  Owned                      81,327

1392 Cherry Bottom Road
Gahanna, Ohio                                      1999                  Leased (4)

3002 Harrison Avenue
Cincinnati, Ohio                                    2000                 Owned                   1,644,735

1101 St. Gregory Street
Cincinnati, Ohio                                   2000                  Leased (5)

5071 Glencrossing Way
Cincinnati, Ohio                                   2000                  Leased (6)

290 1/2Front St.
Marietta, Ohio                                     1996                  Leased (7)

126 S. 9th Street
Cambridge, Ohio                                    1998                  Owned                     109,641

226 Third Street
Marietta, Ohio                                     1976                  Owned                     541,143

1925 Washington Boulevard
Belpre, Ohio                                       1979                  Owned                     133,226


478 Pike Street
Marietta, Ohio                                     1998                  Leased (8)             $  628,936

814 Wheeling Avenue (9)
Cambridge, Ohio                                    1963                  Owned                   1,128,755

327 E. 3rd Street
Uhrichsville, Ohio                                 1975                  Owned                      44,219

175 N. 11th Street
Cambridge, Ohio                                    1981                  Owned                     359,845

209 Seneca Avenue
Byesville, Ohio                                    1978                  Leased (10)

2497 Dixie Highway
Ft. Mitchell, Kentucky                             2001                  Owned                     389,360

401-7 Pike Street
Covington, Kentucky                                2001                  Owned                     115,996

3522 Dixie Highway
Erlanger, Kentucky                                 2001                  Owned                      23,592

612 Buttermilk Pike
Crescent Springs, Kentucky                         2001                  Owned                      35,675

7550 Dixie Highway
Florence, Kentucky                                 2001                  Owned                     683,473

1640 Carter Avenue
Ashland, Kentucky                                  1996                  Owned                     831,914

U.S. 60A West
Summit, Kentucky                                   1996                  Owned                     664,688

280 Russell Road
Ashland, Kentucky                                  1996                  Owned                      95,675

191 Eastern Heights
Shopping Center
Huntington, West Virginia                          1997                  Leased (11)                 2,287

--------------------------
(Footnotes on following page)


6901 Glenn Highway                                 1999                  Owned                  $1,372,583
Cambridge, Ohio

1320A and 1320 D 4th Street, N.W.
New Philadelphia, Ohio                             1985                  Owned (12)                207,131

6269 Frank Ave.
N. Canton, Ohio                                    1992                  Leased (13)

343 W. Milltown Road
Wooster, Ohio                                      2000                  Leased (14)

510 Grand Central Avenue
Vienna, West Virginia                              1991                  Leased (15)


(1)  Net book value amounts are for land, buildings and improvements.

(2) The 134 E. Court Street facility also serves as the Camco Title - WCH office.

(3)  The lease expires in September 2004.

(4) The lease expires in 2004 and Advantage has the option to renew for a five year term.

(5)  The lease is currently on a month to month basis.

(6) The lease expires in April 2006. Advantage has the option to renew for a five-year term.

(7)  The lease expires in May 2002.

(8) The lease expires in 2017. Advantage has the option to renew for 2 five-year terms. The lease is for land.

(9) The Wheeling Avenue facility also serves as the Camco Title - Cambridge office.

(10) The lease expires in 2005. Advantage has the option to renew the lease for two five-year terms.

(11) The lease expires in March 2003.

(12) The 4th Street facility also serves as the Camco Title - New Philadelphia office.

(13) The lease expires in June 2003, with an option to renew for a two-year term.

(14) The lease expires in March 2003, with an option to renew for two three-year terms.

(15) The lease expires in August 2002.

         Camco also owns furniture, fixtures and equipment. The net book value of Camco's investment in office premises and equipment totaled $14.8 million at December 31, 2001. See Note E of Notes to Consolidated Financial Statements for additional information.

Item 3.        Legal Proceedings.

         Neither Camco nor Advantage is presently engaged in any legal proceedings of a material nature. From time to time, Advantage is involved in legal proceedings to enforce its security interest in collateral taken as security for its loans.

Item 4.        Submission of Matters to a Vote of Security Holders.

         Not applicable.
                                     PART II

Item 5.        Market for Registrant's Common Stock and Related Security Holder
               Matters.

         At December 31, 2001, Camco had 8,011,020 shares of common stock outstanding and held of record by approximately 1,300 stockholders. Price information for Camco's common stock is quoted on The Nasdaq National Market ("Nasdaq") under the symbol "CAFI." The table below sets forth the high and low trade information for the common stock of Camco, together with the dividends declared per share of common stock, for each quarter of 1999, 2000 and 2001.

                                                                                                             Cash
                                                                                                           dividends
Year ended December 31, 2001                                  High                    Low                   declared
----------------------------                                --------                -------               -----------
Quarter ending:
  December 31, 2001                                           $13.00                  $10.95                $0.1200
  September 30, 2001                                           13.75                   12.01                 0.1200
  June 30, 2001                                                12.58                   10.60                 0.1200
  March 31, 2001                                               11.38                    9.44                 0.1200

Year ended December 31, 2000 Quarter ending:
  December 31, 2000                                           $10.62                  $ 8.52                $0.1200
  September 30, 2000                                           10.38                    8.18                 0.1200
  June 30, 2000                                                 9.64                    8.31                 0.1200
  March 31, 2000                                                9.51                    7.67                 0.1200

Year ended December 31, 1999(1) Quarter ending:
  December 31, 1999                                           $12.38                  $ 9.56                $0.1200
  September 30, 1999                                           13.50                   10.31                 0.1200
  June 30, 1999                                                13.33                   12.43                 0.1143
  March 31, 1999                                               14.88                   13.10                 0.1071

----------------------------

(1) Amounts have been restated to give effect to the 5% stock dividend which was effected in July 1999.


         In addition to certain federal income tax considerations, regulations of OTS imposes limitations on the payment of dividends and other capital distributions by savings associations.

Item 6.         Selected Consolidated Financial Data.

         The following tables set forth certain information concerning the consolidated financial position and results of operations of Camco for the periods indicated. This selected consolidated financial data should be read in conjunction with the consolidated financial statements appearing elsewhere herein.

SELECTED CONSOLIDATED
  FINANCIAL DATA:(1)                                                                      At December 31,
                                                                      2001         2000       1999       1998       1997
-------------------------------------------------------------------------------------------------------------------------
                                                                                          (In thousands)
Total amount of:
  Assets                                                         $1,102,652   $1,037,856   $813,482   $637,135   $570,170
  Interest-bearing deposits in other financial
    institutions                                                     89,299        4,916        247     22,609     10,473
  Investment securities available for sale - at market                  305          309        273      1,292      3,572
  Investment securities held to maturity                             18,872       16,672     16,864     10,962     17,489
  Mortgage-backed securities available for sale - at market           6,975        9,850      6,475      3,476      8,447
  Mortgage-backed securities held to maturity                        30,765        5,273      5,944      5,019      8,207
  Loans receivable - net (2)                                        871,446      930,672    726,225    548,669    481,501
  Deposits                                                          730,075      632,288    461,787    443,227    422,368
  FHLB advances and other borrowings                                258,850      313,471    279,125    125,483     82,319
  Stockholders' equity - substantially restricted                    95,171       78,750     62,609     60,139     55,331


SELECTED CONSOLIDATED
  OPERATING DATA: (1)                                                                 Year ended December 31,
                                                                       2001         2000       1999       1998       1997
-------------------------------------------------------------------------------------------------------------------------
                                                                               (In thousands, except per share data)
Total interest income                                               $74,372      $75,671    $51,093    $44,283    $41,217
Total interest expense                                               48,433       49,609     29,907     24,852     22,778
                                                                     ------       ------     ------     ------     ------
Net interest income                                                  25,939       26,062     21,186     19,431     18,439
Provision for losses on loans                                           759          568        247        250        385
                                                                     ------       ------     ------     ------     ------
Net interest income after provision for losses on loans              25,180       25,494     20,939     19,181     18,054
Other income                                                          7,153        5,536      5,190      7,552      3,945
General, administrative and other expense                            18,948       19,530     17,113     16,319     13,733
Restructuring charges related to charter consolidation                  950           -          -          -          -
                                                                     ------       ------     ------     ------     ------

Earnings before federal income taxes                                 12,435       11,500      9,016     10,414      8,266
Federal income taxes                                                  3,891        3,848      3,076      3,410      2,922
                                                                     ------       ------     ------     ------     ------
Net earnings                                                        $ 8,544      $ 7,652    $ 5,940    $ 7,004    $ 5,344
                                                                     ======       ======     ======     ======     ======

Earnings per share: (3)
  Basic                                                               $1.20        $1.11      $1.04      $1.22      $0.93
                                                                       ====         ====       ====       ====       ====
  Diluted                                                             $1.19        $1.10      $1.02      $1.19      $0.91
                                                                       ====         ====       ====       ====       ====


                                                                                  For the year ended December 31,
                                                                       2001         2000       1999       1998       1997
                                                                     ----------------------------------------------------
Return on average assets (4)                                           0.80%        0.83%      0.82%      1.16%      0.98%
Return on average assets excluding restructuring charges (4)           0.86         0.83       0.82       1.16       0.98
Return on average equity (4)                                           9.83        10.83       9.68      12.13      10.01
Return on average equity excluding restructuring charges (4)          10.54        10.83       9.68      12.13      10.01
Average equity to average assets (4)                                   8.13         7.64       8.46       9.56       9.81
Dividend payout ratio (5)                                             40.00        43.24      44.37      31.23      51.34

-----------------------------

(1) The information for the year ended December 31, 2001 reflects the acquisition of Columbia Financial. The information as of December 31, 2000 reflects the acquisition of Westwood Homestead Financial Corporation. These combinations were accounted for using the purchase method of accounting.

(Footnotes continued on following page)

(2)  Includes loans held for sale.

(3) Earnings per share has been adjusted to give effect to the Germantown Merger, and a three-for-two stock split, which were effected during 1998, and a 5% stock dividend which was effected during the year ended December 31, 1999.

(4) Ratios are based upon the mathematical average of the balances at the beginning and the end of the year.

(5)  Represents dividends per share divided by basic earnings per share.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Since its incorporation in 1970, Camco has evolved into a full-service provider of financial products to the communities served by Advantage Bank. Utilizing a common marketing theme based on Camco's commitment to personalized customer service, Camco and its affiliates have grown from $22.4 million of consolidated assets in 1970 to $1.1 billion of consolidated assets at December 31, 2001. Camco's rate of growth is largely attributable to its acquisitions of Marietta Savings, First Savings, First Bank for Savings, Germantown Federal, Westwood Homestead and Columbia Savings and its continued expansion of product lines from the limited deposit and loan offerings which the Bank could offer in the heavily regulated environment of the 1970s to the wider array of financial service products that commercial banks traditionally offered. Additionally, Camco has enhanced its operational growth by integrating its residential lending function through establishing mortgage-banking operations in the Bank's primary market areas and, to a lesser extent, by chartering a title insurance agency.

         Management believes that continued success in the financial services industry will be achieved by those institutions with a rigorous dedication to building value-added customer-oriented organizations. Toward this end, each of the Bank's divisions operate autonomously in making local decisions for customer contacts and services, however back-office operations are being consolidated and centralized. Based on consumer preferences, the Bank's management designs financial service products with a view towards differentiating each of the constituent divisions from its competition. Management believes that the Bank divisions' ability to rapidly adapt to consumer needs and preferences is essential to them as community-based financial institutions competing against the larger regional and money-center bank holding companies.

         Camco's profitability depends primarily on its level of net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on deposit accounts and borrowings. In recent years, Camco's net earnings have also been heavily influenced by its level of other income, including mortgage banking income and other fees. Camco's operations are also influenced by general, administrative and other expenses, including employee compensation and benefits, occupancy expense, data processing, franchise taxes, advertising, other operating expenses and federal income tax expense.

Discussion of Financial Condition Changes from December 31, 2000 to December 31, 2001

         At December 31, 2001, Camco's consolidated assets totaled $1.1 billion, an increase of $64.8 million, or 6.2%, over the December 31, 2000 total. The increase was primarily due to the acquisition of Columbia Financial in November 2001, which resulted in net asset growth of approximately $110.4 million. Before consideration of the effects of the acquisition, total assets declined year to year by $45.6 million, primarily due to loan sales and through principal repayments on loans. This extra liquidity, coupled with an increase in deposits of $16.7 million and an increase in stockholders' equity of $6.4 million, was applied to decrease advances from the Federal Home Loan Bank by $54.6 million.

         Cash and interest-bearing deposits in other financial institutions totaled $105.0 million at December 31, 2001, an increase of $80.9 million, or 336.1%, over December 31, 2000 levels. This increase reflects the continued payoff of loans in a low interest rate environment, which has caused borrowers to refinance to fixed-rate loans which were sold in the secondary market. Investment securities totaled $19.2 million at December 31, 2001, an increase of $2.2 million, or 12.9%, over the total at December 31, 2000. During 2001, investment securities totaling $10.5 million were purchased and $11.2 million were acquired through the Columbia Financial acquisition, while maturities amounted to $19.5 million. Mortgage-backed securities totaled $37.7 million at December 31, 2001, an increase of $22.6 million, or 149.6%, over December 31, 2000, due primarily to the $12.2 million of mortgage-backed securities acquired in the Columbia Financial acquisition and purchases of $15.2 million, which were partially offset by principal repayments totaling $4.9 million.

         Loans receivable and loans held for sale totaled $871.4 million at December 31, 2001, a decrease of $59.2 million, or 6.4%, from the total at December 31, 2000. The decrease resulted primarily from loan sales of $295.6 million and principal repayments of $271.2 million, which were partially offset by loans acquired through the Columbia Financial acquisition totaling $69.2 million and loan disbursements, including loan purchases and loans originated for sale, totaling $442.0 million. Loan origination volume, including the purchases of loans, during 2001 exceeded 2000 volume by $79.9 million, or 22.1%, while the volume of loan sales increased by $176.2 million year to year. The increase in loan origination and sales volume was primarily attributable to an increase in refinancing activity following the decrease in the overall level of long-term interest rates during the year.

         The allowance for loan losses totaled $4.3 million and $2.9 million at December 31, 2001 and 2000, respectively, representing 54.0% and 61.5% of nonperforming loans at those dates. The allowance for loan losses was increased by $1.3 million as a result of the allowance maintained by Columbia Savings prior to the acquisition. Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $7.9 million and $4.7 million at December 31, 2001 and 2000, respectively, constituting .90% and .51% of total net loans, including loans held for sale, at those dates. At December 31, 2001, nonperforming loans were comprised of $6.5 million of loans secured by one- to four-family residential real estate, $1.1 million of commercial loans and $278,000 of loans secured by multi-family and nonresidential real estate. Although management believes that its allowance for loan losses at December 31, 2001, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

         Deposits totaled $730.1 million at December 31, 2001, an increase of $97.8 million, or 15.5%, over December 31, 2000 levels. The increase resulted primarily from deposits of $81.1 million acquired in the Columbia Financial acquisition, coupled with deposit portfolio growth of $16.7 million, or 2.6%, which resulted primarily from management's continuing efforts to increase deposits through marketing and pricing strategies. Advances from the FHLB totaled $258.9 million at December 31, 2001, a decrease of $54.6 million, or 17.4%, compared to December 31, 2000. Advances were repaid primarily with funds generated through loan sales and through principal repayments on loans.

         Stockholders' equity totaled $95.2 million at December 31, 2001, an increase of $16.4 million, or 20.9%, over December 31, 2000. The increase was due primarily to common shares issued in the purchase of Columbia Financial, which resulted in a $10.0 million increase, coupled with net earnings of $8.5 million and proceeds from stock option exercises totaling $1.3 million, which were partially offset by dividends of $3.5 million.

         The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. During 2001, management was notified by its supervisory regulators that Advantage was categorized as well-capitalized under the regulatory framework for prompt corrective action. At December 31, 2001, the Bank's regulatory capital exceeded all regulatory capital requirements.

Comparison of Results of Operations for the Years Ended December 31, 2001 and December 31, 2000

         General. Increases in the level of income and expenses during the year ended December 31, 2001, compared to 2000, reflect the effects of the acquisition of Columbia Financial, which was acquired by Camco in November 2001 in a transaction accounted for using the purchase method of accounting.

         Camco's net earnings for the year ended December 31, 2001, totaled $8.5 million, an increase of $892,000, or 11.7%, over the $7.7 million of net earnings reported in 2000. The increase in earnings was primarily attributable to a $1.6 million increase in other income, which was partially offset by a $123,000 decrease in net interest income, a $191,000 increase in the provision for losses on loans, an increase in general, administrative and other expense of $368,000 and a $43,000 increase in the provision for federal income taxes.

         Net Interest Income. Total interest income for the year ended December 31, 2001, amounted to $74.4 million, a decrease of $1.3 million, or 1.7%, compared to 2000, generally reflecting the effects of a decrease of 37 basis points in the average yield, from 7.86% in 2000 to 7.49% in 2001, which was partially offset by a $30.7 million, or 3.2%, increase in the average balance of interest-earning assets outstanding year to year. The acquisition of Columbia Financial accounted for approximately $1.2 million of interest income recorded during 2001.

         Interest income on loans and mortgage-backed securities totaled $70.5 million for the year ended December 31, 2001, a decrease of $2.1 million, or 2.9%, compared to the 2000 total. The decrease resulted primarily from a $9.4 million, or 1.0%, decrease in the weighted-average balance outstanding and a 15 basis point decrease in the average yield, to 7.75% in 2001. Interest income on investments and interest-bearing deposits increased by $825,000, or 27.3%, due primarily to a $40.0 million, or 91.7%, increase in the weighted-average outstanding balance, which was partially offset by a 234 basis point decrease in the average yield, to 4.60% in 2001.

         Interest expense on deposits totaled $31.3 million for the year ended December 31, 2001, an increase of $2.5 million, or 8.5%, over the 2000 total. The increase was due to an increase in the weighted-average balance of deposits outstanding of $69.7 million, or 11.8% year to year, partially offset by a 14 basis point decrease in the average cost of deposits, from 4.89% in 2000 to 4.75 % in 2001. The acquisition of Columbia Financial accounted for approximately $559,000 of the overall increase in interest expense in the 2001 period. Interest expense on borrowings totaled $17.1 million for the year ended December 31, 2001, a decrease of $3.6 million, or 17.5%, compared to 2000. The decrease resulted primarily from a $45.1 million, or 13.8%, decrease in the weighted-average balance of borrowings outstanding year to year and a decrease of 28 basis points in the weighted-average cost of borrowings, to 6.09% in 2001.

         As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $123,000, or 0.5%, to a total of $25.9 million for the year ended December 31, 2001, compared to $26.1 million in 2000. The interest rate spread decreased to approximately 2.34% for the year ended December 31, 2001, from 2.45% for 2000, while the net interest margin decreased to approximately 2.61% in 2001, compared to 2.71% in 2000.

         Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $759,000 for the year ended December 31, 2001, an increase of $191,000, or 33.6%, over the provision recorded in 2000. The 2001 provision generally reflects the $3.2 million increase in the level of nonperforming loans, as well as a $3.7 million, or 34.9%, increase in loans greater than 30 days but less than 90 days delinquent year to year. The provision also reflects the $15.5 million, or

28.4%, increase in loans secured by nonresidential real estate during 2001. Management believes all nonperforming loans are adequately collateralized, however there can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.

         Other Income. Other income totaled $7.2 million for the year ended December 31, 2001, an increase of $1.6 million, or 29.2%, compared to 2000. The increase in other income was primarily attributable to a $2.5 million, or 120.2%, increase in gains on sale of loans and an increase of $1.1 million, or 52.1%, in late charges, rent and other, which were partially offset by a $2.1 million decrease in loan servicing fees. The increase in gains on sale of loans primarily reflects the increase in sales volume year to year. The increase in late charges, rent and other operating income was due primarily to an increase in revenues at Camco Title Insurance Agency and increased fees on loan and deposit accounts and transactions year to year. The decrease in loan servicing fees was due primarily to an increase in amortization and impairment charges related to the Bank's mortgage servicing rights asset ("MSRs"). During 2001, amortization of MSRs increased over 2000 by $931,000, or 154.6%, due primarily to prepayments of loans associated with refinancing activity during the lower interest rate environment. Additionally, Advantage recorded an impairment charge in 2001 totaling $1.3 million, based upon an independent appraisal of the MSRs.

         General, Administrative and Other Expense. General, administrative and other expense totaled $19.9 million for the year ended December 31, 2001, an increase of $368,000, or 1.9%, compared to 2000. Camco recorded a one-time restructuring charge of $950,000 in the second quarter of 2001, which was primarily related to compensation charges and professional fees related to Camco's restructuring to a single bank charter, which occurred in the second quarter of 2001. Camco anticipated that the approximate savings from the restructuring, coupled with other 2001 personnel reductions, would add earnings of $.14 per basic share in the four quarters immediately following the charge, while enhancing the basic per share earnings level by $.17 in 2002. The consolidation of operations such as data processing began in July 2001, and total data processing conversion will be completed in May 2002.

         Excluding of the effects of the restructuring charges, general, administrative and other expense decreased year to year by $582,000, or 3.0%, due primarily to a decrease in employee compensation and benefits of $1.1 million, or 11.9%, resulting primarily from a reduction in staffing levels, and an increase in deferred loan origination costs attendant to the increase in loan volume year to year. The decrease in employee compensation and benefits was partially offset by a $108,000, or 3.5%, increase in office occupancy and equipment expense, which was due to increased depreciation and increased building maintenance costs, and an increase in other operating expenses of $313,000, or 7.6%, primarily as a result of Camco's overall growth year to year.

         Federal Income Taxes. The provision for federal income taxes totaled $3.9 million for the year ended December 31, 2001, an increase of $43,000, or 1.1%, compared to the provision recorded in 2000. This increase was primarily attributable to a $935,000, or 8.1%, increase in pre-tax earnings year to year, partially offset by the receipt of refunds claimed for prior years' tax liabilities. The effective tax rate amounted to 31.3% and 33.5% for the years ended December 31, 2001 and 2000, respectively.

Comparison of Results of Operations for the Years Ended December 31, 2000 and December 31, 1999

         General. Increases in the level of income and expenses during the year ended December 31, 2000, compared to 1999, were significantly influenced by the inclusion of the accounts of Westwood Homestead, which was acquired by Camco in January 2000 in a transaction accounted for using the purchase method of accounting. Accordingly, the statement of earnings for the year ended December 31, 1999, was not restated for the acquisition.

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

         Other Income. Other income totaled $5.5 million for the year ended December 31, 2000, an increase of $346,000, or 6.7%, compared to 1999. The increase in other income was primarily attributable to a $297,000, or 16.9%, increase in gains on sale of loans and an increase of $159,000, or 27.7%, in service charges and other fees on deposits, which were partially offset by a $41,000, or 5.8%, decrease in loan servicing fees and an $87,000, or 4.1%, decrease in late charges, rent and other. The increase in gains on sale of loans primarily reflects an increase in sales volume year to year.

         General, Administrative and Other Expense. General, administrative and other expense totaled $19.5 million for the year ended December 31, 2000, an increase of $2.4 million, or 14.1%, compared to 1999. The acquisition of Westwood Homestead accounted for $2.7 million of the increase in general, administrative and other expenses. Excluding the effects of the Westwood Homestead acquisition, office occupancy and equipment expense increased by $172,000, or 7.0%, which was due to increased depreciation and increased building maintenance costs, and data processing expense increased by $354,000, or 42.4%, due to costs related to a conversion to an internal wide area network. These increases were partially offset by a decrease in employee compensation and benefits of $323,000, or 4.1%, resulting primarily from a decline in staffing levels, and a decrease of $166,000, or 63.1%, in federal deposit insurance premiums, due to a decrease in FDIC premium rates. Other operating expenses increased primarily as a result of the Corporation's overall growth year to year.

         Federal Income Taxes. The provision for federal income taxes totaled $3.8 million for the year ended December 31, 2000, an increase of $772,000 or 25.1%, compared to the provision recorded in 1999. This increase was primarily attributable to a $2.5 million, or 27.6%, increase in pre-tax earnings year to year. The effective tax rate amounted to 33.5% and 34.1% for the years ended December 31, 2000 and 1999, respectively.

Yields Earned and Rates Paid

         The following table sets forth the weighted-average yields earned on Camco's interest-earning assets, the weighted-average interest rates paid on Camco's interest-bearing liabilities and the interest rate spread between the weighted-average yields earned and rates paid by Camco at the dates indicated.

                                                      At December 31,
                                               2001        2000         1999

Weighted-average yield on:
  Loan portfolio (1)                           7.28%       8.01%         7.47%
  Investment portfolio (2)                     3.61        6.82          6.17
  Total interest-earning assets                6.63        7.92          7.39

Weighted-average rate paid on:
  Deposits                                     4.08        5.28          4.39
  FHLB advances                                6.02        6.20          5.71
  Total interest-bearing liabilities           4.59        5.53          4.81
                                               ----        ----          ----

Interest rate spread                           2.04%       2.39%         2.58%
                                               ====        ====          ====


(1)  Includes loans held for sale and excludes the allowance for loan losses.
(2) Includes interest on mortgage-backed securities and earnings on FHLB stock and cash surrender value of life insurance.

Average Yield and Rate Analysis

         The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. Balances are based on the average of month-end balances which, in the opinion of management, do not differ materially from daily balances.

                                                               Year ended December 31,
                                          2001                             2000                             1999
                             -----------------------------    -----------------------------     -----------------------------
                              Average   Interest   Average     Average   Interest    Average     Average   Interest   Average
                             outstanding earned/    yield/    outstanding earned/     yield/    outstanding earned/    yield/
                              balance     paid       rate      balance      paid       rate      balance     paid       Rate
                                                                   (Dollars in thousands)
Interest-earning assets:
  Loans receivable(1)        $891,220    $69,461     7.79%    $903,226     $71,524     7.92%    $637,755   $47,904      7.51%
  Mortgage-backed
    securities(2)              18,561      1,059     5.71       15,920       1,120     7.04       11,173       759      6.79
  Investment securities        11,621        696     5.99       17,529       1,141     6.51       14,963       896      5.99
Interest-bearing deposits and
other interest-earning assets  72,052      3,156     4.38       26,115       1,886     7.22       26,896     1,534      5.70
                              -------     ------     ----      -------      ------     ----      -------    ------      ----

             Total           $993,454     74,372     7.49     $962,790      75,671     7.86     $690,787    51,093      7.40
                              =======                          =======                           =======
interest-earning assets

Interest-bearing liabilities:
  Deposits                   $660,106     31,324     4.75     $590,418      28,869     4.89     $452,939    19,119      4.22
  FHLB advances               280,747     17,109     6.09      325,805      20,740     6.37      200,285    10,788      5.39
                              -------     ------     ----      -------      ------     ----      -------    ------      ----

      Total interest-bearing
        liabilities          $940,853     48,433     5.15     $916,223      49,609     5.41     $653,224    29,907      4.58
                              =======     ------     ----      =======      ------     ----      =======    ------      ----

Net interest income/
 Interest rate spread                    $25,939     2.34%                 $26,062     2.45%               $21,186      2.82%
                                          ======     ====                   ======     ====                 ======      ====

Net interest margin(3)                               2.61%                             2.71%                            3.07%
                                                     ====                              ====                             ====

Average interest-earning assets
  to average interest-bearing
  liabilities                                      105.59%                           105.85%                           105.75%
                                                   ======                            ======                            ======


------------------------

(1)     Includes nonaccrual loans and loans held for sale.
(2)     Includes securities designated as available for sale.
(3)     Net interest income as a percent of average interest-earning assets.

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

                                                                             Year ended September 30,
                                                               2001 vs. 2000                          2000 vs. 1999
                                                                  Increase                              Increase
                                                                 (decrease)                            (decrease)
                                                                   due to                                due to
                                                       Volume       Rate      Total          Volume       Rate      Total
                                                                                  (In thousands)
Interest income attributable to:
  Loans receivable (1)                                 $ (944)   $(1,119)   $(2,063)        $20,897    $ 2,723    $23,620
  Mortgage-backed securities                              170       (231)       (61)            332         29        361
  Investment securities                                  (360)       (85)      (445)            163         82        245
  Interest-bearing deposits and other (2)               2,251       (981)     1,270             (46)       398        352
                                                        -----     ------     ------          ------     ------     ------
     Total interest income                              1,117     (2,416)    (1,299)         21,346      3,232     24,578

Interest expense attributable to:
  Deposits                                              3,327       (872)     2,455           6,407      3,343      9,750
  Borrowings                                           (2,775)      (856)    (3,631)          7,714      2,238      9,952
                                                        -----     ------     ------          ------     ------     ------
     Total interest expense                               552     (1,728)    (1,176)         14,121      5,581     19,702
                                                        -----     ------     ------          ------     ------     ------

Increase (decrease) in net interest income             $  565    $  (688)   $  (123)        $ 7,225    $(2,349)   $ 4,876
                                                        =====     =======    ======          ======     ======     ======

------------------------------

(1)  Includes loans held for sale.
(2)  Includes interest-bearing deposits.


Effect of Recent Accounting Pronouncements.

              In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill, financial statement presentation and disclosure, are effective for combinations completed after June 30, 2001. Management adopted SFAS No. 141 effective July 1, 2001, as required, without material effect on Camco's financial position or results of operations.

              In June 2001, the FASB issued SFAS No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. All goodwill should be assigned to reporting units that are expected to benefit from the goodwill. When an entity reorganizes its reporting structure, goodwill should be reallocated to reporting units based on the relative fair values of the units. Goodwill impairment should be tested with a two-step approach. First, the fair value of the reporting unit should be compared to its carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, then any goodwill impairment should be measured as the excess of the goodwill's carrying value over its implied fair value. The implied fair value of goodwill should be calculated in the same manner as goodwill is calculated for a business combination, using the reporting units' fair value as the "purchase price." Therefore, the goodwill's implied fair value will be the excess of the "purchase price" over the amounts allocated to assets, including unrecognized intangible assets, and liabilities of the reporting unit. Goodwill impairment losses should be reported in the income statement as a separate line item within operations, except for such losses included in the calculation of a gain or loss from discontinued operations.

              An acquired intangible asset, other than goodwill, should be amortized over its useful economic life. The useful life of an intangible asset is indefinite if it extends beyond the foreseeable horizon. If an asset's life is indefinite, the asset should not be amortized until the life is determined to be finite. Intangible assets being amortized should be tested for impairment. Intangible assets not being amortized should be tested for impairment, annually and whenever there are indicators of impairment, by comparing the asset's fair value to its carrying amount.

              SFAS No. 142 is effective for Camco beginning January 1, 2002. As of the date SFAS No. 142 is adopted and based on the Corporation's current reporting structure, reporting units will be established; net assets should be assigned to reporting units, unless they do not relate to a reporting unit; and goodwill should be assigned to one or more reporting units. Within nine months of adopting SFAS No. 142, Camco must have completed the first step of the goodwill transitional impairment test: a comparison, as of the beginning of the fiscal year, of each reporting unit's fair value with its carrying value. If the carrying value exceeds fair value, the second step - calculating the amount of goodwill impairment as of the beginning of the year - would be required as soon as possible, but no later than the end of the year. Any transitional impairment loss would be reported as a change in accounting principle in the first interim period financial statements of the implementation year, regardless of when the loss measurement is completed. After completion of the first step of the transitional test, Camco will disclose which segments might have to recognize any impairment loss and when any potential loss would be measured. If an impairment indicator arises before the completion of the transition testing, a full impairment test would be required as soon as possible. Any goodwill impairment resulting from this test should be reported as an impairment loss, not as a change in accounting principle. The adoption of SFAS No. 142 will result in the elimination of Camco's annual goodwill amortization charges totaling approximately $150,000 beginning in 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Net interest income, the difference between asset yields and the cost of interest-bearing liabilities, is the principal component of Camco's net earnings. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rate levels. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which a financial institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets repricing during a specified interval. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income, while a positive gap within shorter maturities would have the opposite effect.

         In recognition of the foregoing factors, the Board of Directors of each of Advantage has implemented an asset and liability management strategy directed toward improving each Bank's interest rate sensitivity. The principal common elements of such strategies include (1) meeting the consumer preference for fixed-rate loans over the past several years by selling such loans in the secondary market, (2) originating adjustable-rate mortgage loans ("ARMs") as demand increases coincident with the overall rise in interest rates in the economy, (3) maintaining higher levels of liquid assets, such as cash, short-term interest bearing deposits and short-term investment securities as a hedge against rising interest rates in a lower interest rate environment, and
(4) utilizing FHLB advances and longer term certificates of deposit as funding sources when available.

         The following table contains information regarding the amounts of various categories of assets and liabilities repricing within the periods indicated:

                                                                                  December 31, 2001
                                                               --------------------------------------------------------
                                                               Within 1 year      1-5 years   Over 5 years       Total
                                                               -------------     ----------   -------------     -------
                                                                                       (In thousands)
Interest-earning assets: (1)
     Interest-bearing deposits in other banks                       $ 89,299      $    -        $    -          $ 89,299
     Investment securities (2)                                        14,919         4,000           -            18,919
     Mortgage-backed securities                                       15,965        17,841         3,886          37,692
     Loans receivable (3)                                            401,329       312,509       135,736         849,574
                                                                     -------       -------       -------         -------
       Total                                                         521,512       334,350       139,622         995,484
                                                                     -------       -------       -------         -------
Interest-bearing liabilities: (1)
     Deposits                                                        479,047       229,956        21,072         730,075
     FHLB advances                                                    35,732        37,669       185,449         258,850
                                                                      ------       -------       -------         -------
       Total                                                         514,779       267,625       206,521         988,925
                                                                     -------       -------       -------         -------
Excess (deficiency) of interest sensitive assets over
     interest sensitive liabilities                                 $  6,733      $ 66,725      $(66,899)       $  6,559
                                                                     =======       =======       =======         =======

Cumulative excess (deficiency) of interest sensitive assets
     over interest sensitive liabilities                            $  6,733      $115,577      $  6,559
                                                                     =======       =======       =======

Cumulative interest rate sensitivity gap to total assets                                           6.66%             .59%

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


         In addition to the gap method of monitoring interest rate sensitivity, Camco also employs computer model simulations. Interest rate risk ("IRR") management has various sources and it is not simply the risk from rates rising and falling. In fact, there are four sources of IRR: repricing risk, basis risk, yield curve risk, and option risk. Gap modeling only focuses on repricing risk. Income simulations that incorporate cash flow analysis: (1) measure the size and direction of interest rate exposure under a variety of interest rate and yield curve shape scenarios; (2) provides the opportunity to capture all critical elements such as volume, maturity dates, repricing dates, prepayment volumes, and hidden options such as caps, floors, puts, and calls; (3) utilizes the data to clearly focus attention on critical variables; (4) are dynamic; and (5) reflect changes in prevailing interest rates which affect different assets and liabilities in different ways. These simulations are run on a quarterly basis using an interest rate shocking technique to determine the effects on Camco's net interest income, assuming an immediate change in interest rates of +/- 200 basis points. Camco has an interest rate risk management policy that limits the amount of deterioration in net interest income associated with an assumed interest rate shock of +/-200 points change in interest rates, to no more than a
(25)% change in net interest income. The model results as of December 31, 2001 are as follows:

                       Changes in Interest Rate Assumption
                             (Dollars in thousands)

                                                         +200bp        -200bp

    Net interest income - increase (decrease)            $1,949        $(2,341)
    Net interest income - % change                         6.6           (8.0)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.


                                    PART III

Item 10.         Directors and Executive Officers of the Registrant.

           The information contained under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed by Camco no later than 120 days after the end of the fiscal year (the "Proxy Statement") is incorporated herein by reference.

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

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

           (a)  Exhibits.

                3(i)        Certificate of Incorporation
                3(ii)       Bylaws
                10(i)       Employment Agreement between Camco and
                            Richard C. Baylor
                10(ii)      Employment Agreement between Camco and
                            Larry A. Caldwell
                21          Subsidiaries of Camco
                23(i)       Consent of Grant  Thornton LLP regarding  Camco's
                            Consolidated Financial Statements and Form S-8
                23(ii)      Consent of Crowe,  Chizek and Company  LLP regarding
                            Camco Financial and Subsidiaries Salary Savings Plan
                            Financial Statements and Form S-8
                99          2001 Financial Statements of the Camco Financial and
                            Subsidiaries Salary Savings Plan

           (b)  Reports on Form 8-K.

                Camco filed a Form 8-K on November 30, 2001, disclosing the acquisition of Columbia Financial.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Camco Financial Corporation


                            By /s/ Richard C. Baylor
                               ------------------------------------------------
                               Richard C. Baylor,
                               President, Chief Executive Officer and a Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Anthony J. Popp                            By /s/ Larry A. Caldwell
  -------------------------------                    ---------------------
    Anthony J. Popp,                                  Larry A. Caldwell
    Director                                          Chairman and Director

Date: March 19, 2002                              Date: March 19, 2002


By /s/ Samuel W. Speck                            By /s/ Robert C. Dix, Jr.
  -------------------------------                   -----------------------
    Samuel W. Speck,                                  Robert C. Dix, Jr.,
    Director                                          Director

Date: March 19, 2002                              Date: March 19, 2002


By /s/ Jeffrey T. Tucker                          By /s/ Paul D. Leake
  -------------------------------                   ------------------
     Jeffrey T. Tucker,                               Paul D. Leake,
     Director                                         Director

Date: March 19, 2002                              Date: March 19, 2002


By /s/ Eric Spann                                 By /s/ Terry A. Feick
  -------------------------------                   -------------------
     Eric Spann,                                      Terry A. Feick,
     Director                                         Director


Date: March 19, 2002                              Date: March 19, 2002


By /s/ Kenneth R. Elshoff                         By /s/ Susan J. Insley
  -------------------------------                   --------------------
     Kenneth R. Elshoff,                              Susan J. Insley,
     Director                                         Director

Date: March 19, 2002                              Date: March 19, 2002


By /s/ Mark A. Severson                           By /s/ Carson K. Miller
  -------------------------------                   ---------------------
    Mark A. Severson,                                 Carson K. Miller,
    Chief Financial Officer                           Director

Date: March 19, 2002                              Date: March 19, 2002

                                INDEX TO EXHIBITS

     ITEM                  DESCRIPTION
   Exhibit                          3(i) Third Restated Certificate of          Incorporated by reference to Camco's
                                    Incorporation of Camco Financial            Annual Report on Form 10-K for the fiscal
                                    Corporation, as amended                     year ended December 31, 1999 ("1999 Form
                                                                                10-K"), Exhibit 3(i)

   Exhibit 3(ii)                    1987 Amended and Restated By-Laws of
                                    Camco Financial Corporation

   Exhibit 10(i)                    Employment Agreement dated January 1,
                                    2001, by and between Camco Financial
                                    Corporation and Richard C. Baylor

   Exhibit 10(ii)                   Employment Agreement dated November 9,
                                    2001, by and between Camco Financial
                                    Corporation and Larry A. Caldwell

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

   Exhibit 23(ii) Consent of Crowe, Chizek and Company LLP regarding Camco Financial & Subsidiaries
                                    Salary Savings Plan Financial Statements and Form S-8

   Exhibit 99                       2001 Financial Statements of the Camco
                                    Financial & Subsidiaries Salary Savings
                                    Plan