Form 10-K/A
period 2001-12-31
CAMCO FINANCIAL CORP
filed 2002-04-05
CIK 16614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2001

                                       OR

 [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934


 For the transition period from ______________________ to ______________________

                         Commission File Number: 0-25196

                           CAMCO FINANCIAL CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  51-0110823
       --------------------------                      ------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                 Identification Number)

                    6901 Glenn Highway, Cambridge, Ohio 43725
    ------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (740) 435-2020

           Securities registered pursuant to Section 12(b) of the Act:

            None                                       None
-------------------------------         -------------------------------------
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

                                     PART II


Item 8.        Financial Statements and Supplementary Data.



               Report of Independent Certified Public Accountants


Board of Directors
Camco Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Camco Financial Corporation as of December 31, 2001 and 2000, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camco Financial Corporation as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/GRANT THORNTON LLP



Cincinnati, Ohio
February 22, 2002

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                  December 31,
                        (In thousands, except share data)

         ASSETS                                                                            2001             2000
Cash and due from banks                                                              $   15,665       $   19,153
Interest-bearing deposits in other financial institutions                                89,299            4,916
                                                                                      ---------        ---------
         Cash and cash equivalents                                                      104,964           24,069

Investment securities available for sale - at market                                        305              309
Investment securities held to maturity - at cost, approximate market
  value of $19,083 and $16,617 as of December 31, 2001 and 2000, respectively            18,872           16,672
Mortgage-backed securities available for sale - at market                                 6,975            9,850
Mortgage-backed securities held to maturity - at cost, approximate market
  value of $30,744 and $5,247 as of December 31, 2001 and 2000, respectively             30,765            5,273
Loans held for sale - at lower of cost or market                                         21,445            4,235
Loans receivable - net                                                                  850,001          926,437
Office premises and equipment - net                                                      14,849           13,845
Real estate acquired through foreclosure                                                  2,151              583
Federal Home Loan Bank stock - at cost                                                   22,481           19,339
Accrued interest receivable                                                               5,769            5,978
Prepaid expenses and other assets                                                         4,779            1,439
Cash surrender value of life insurance                                                   15,751            5,999
Goodwill - net of accumulated amortization                                                2,953            3,103
Prepaid federal income taxes                                                                592              725
                                                                                      ---------        ---------

         Total assets                                                                $1,102,652       $1,037,856
                                                                                      =========        =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                             $  730,075       $  632,288
Advances from the Federal Home Loan Bank                                                258,850          313,471
Advances by borrowers for taxes and insurance                                             3,860            4,382
Accounts payable and accrued liabilities                                                 10,975            5,328
Dividends payable                                                                           962              832
Deferred federal income taxes                                                             2,759            2,805
                                                                                      ---------        ---------
         Total liabilities                                                            1,007,481          959,106

Commitments                                                                                  -                -

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares; no shares outstanding           -                -
  Common stock - $1 par value; authorized 14,900,000 shares; 8,137,039 and
    7,057,917 shares issued at December 31, 2001 and 2000, respectively                   8,137            7,058
  Additional paid-in capital                                                             51,722           41,551
  Retained earnings - substantially restricted                                           36,621           31,553
  Accumulated comprehensive income - unrealized gains on securities designated
    as available for sale, net of related tax effects                                       107                4
  Less 126,019 shares of treasury stock - at cost                                        (1,416)          (1,416)
                                                                                      ---------        ---------
         Total stockholders' equity                                                      95,171           78,750
                                                                                      ---------        ---------

         Total liabilities and stockholders' equity                                  $1,102,652       $1,037,856
                                                                                      =========        =========

The accompanying notes are an integral part of these statements.

                           Camco Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                         For the year ended December 31,
                      (In thousands, except per share data)

                                                                              2001           2000           1999
Interest income
  Loans                                                                    $69,461        $71,524        $47,904
  Mortgage-backed securities                                                 1,059          1,120            759
  Investment securities                                                        696          1,141            896
  Interest-bearing deposits and other                                        3,156          1,886          1,534
                                                                            ------         ------         ------
         Total interest income                                              74,372         75,671         51,093

Interest expense
  Deposits                                                                  31,324         28,869         19,119
  Borrowings                                                                17,109         20,740         10,788
                                                                            ------         ------         ------
         Total interest expense                                             48,433         49,609         29,907
                                                                            ------         ------         ------

         Net interest income                                                25,939         26,062         21,186

Provision for losses on loans                                                  759            568            247
                                                                            ------         ------         ------

         Net interest income after provision for losses on loans            25,180         25,494         20,939

Other income (expense)
  Late charges, rent and other                                               3,112          2,046          2,133
  Loan servicing fees (costs)                                               (1,421)           665            706
  Service charges and other fees on deposits                                   838            733            574
  Gain on sale of loans                                                      4,532          2,058          1,761
  Loss on sale of investment and mortgage-backed securities                     -             (37)            -
  Gain on sale of real estate acquired through foreclosure                      62             56             20
  Gain (loss) on sale of premises and equipment                                 30             15             (4)
                                                                            ------         ------         ------
         Total other income                                                  7,153          5,536          5,190

General, administrative and other expense
  Employee compensation and benefits                                         7,887          8,948          7,926
  Occupancy and equipment                                                    3,172          3,064          2,464
  Federal deposit insurance premiums                                           123            117            263
  Data processing                                                            1,345          1,337            835
  Advertising                                                                  705            720            645
  Franchise taxes                                                            1,118          1,059            844
  Amortization of goodwill                                                     150            150            150
  Other operating                                                            4,448          4,135          3,986
  Restructuring charges related to charter consolidation                       950             -              -
                                                                            ------         ------         ------
         Total general, administrative and other expense                    19,898         19,530         17,113
                                                                            ------         ------         ------

         Earnings before federal income taxes                               12,435         11,500          9,016

Federal income taxes
  Current                                                                    2,715          2,102          2,518
  Deferred                                                                   1,176          1,746            558
                                                                            ------         ------         ------
         Total federal income taxes                                          3,891          3,848          3,076
                                                                            ------         ------         ------

         NET EARNINGS                                                      $ 8,544        $ 7,652        $ 5,940
                                                                            ======         ======         ======

         EARNINGS PER SHARE
           Basic                                                            $1.20           $1.11          $1.04
                                                                             ====            ====           ====

           Diluted                                                          $1.19           $1.10          $1.02
                                                                             ====            ====           ====

The accompanying notes are an integral part of these statements.

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                         For the year ended December 31,
                                 (In thousands)


                                                                                  2001         2000         1999
Net earnings                                                                    $8,544       $7,652       $5,940

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $53, $54 and $(113) in 2001, 2000
    and 1999, respectively                                                         103          104         (220)

  Reclassification adjustment for realized gains included in earnings,
    net of tax benefits of $13 for the year ended December 31, 2000                 -            24           -
                                                                                 -----        -----        -----

Comprehensive income                                                            $8,647       $7,780       $5,720
                                                                                 =====        =====        =====

Accumulated comprehensive income (loss)                                         $  107       $    4       $ (124)
                                                                                 =====        =====        =====

































The accompanying notes are an integral part of these statements.

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the years ended December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

                                                                                     Unrealized
                                                                                 gains (losses)
                                                                                  on securities
                                                            Additional               designated                         Total
                                                     Common    paid-in  Retained   as available    Treasury     stockholders'
                                                      stock    capital  earnings       for sale       stock            equity
Balance at January 1, 1999                           $5,480    $27,053   $27,628           $ 96     $  (118)          $60,139

Cash dividends declared - $0.4614 per share              -          -     (2,770)            -           -             (2,770)
Stock dividend (5%) including cash in lieu
  of fractional shares                                  272      3,298    (3,593)            -           -                (23)
Net earnings for the year ended December 31, 1999        -          -      5,940             -           -              5,940
Purchase of treasury shares                              -          -         -              -         (457)             (457)
Unrealized losses on securities designated as
  available for sale, net of related tax effects         -          -         -            (220)         -               (220)
                                                      -----     ------    ------            ---      ------            ------

Balance at December 31, 1999                          5,752     30,351    27,205           (124)       (575)           62,609

Stock options exercised                                   1          7        -              -           -                  8
Cash dividends declared - $0.48 per share                -          -     (3,327)            -           -             (3,327)
Purchase of Westwood Homestead Financial Corporation  1,305     11,193        23             -         (841)           11,680
Net earnings for the year ended December 31, 2000        -          -      7,652             -           -              7,652
Unrealized gains on securities designated as
  available for sale, net of related tax effects         -          -         -             128          -                128
                                                      -----     ------    ------            ---      ------            ------

Balance at December 31, 2000                          7,058     41,551    31,553              4      (1,416)           78,750

Stock options exercised                                 116      1,146        -              -           -              1,262
Cash dividends declared - $0.48 per share                -          -     (3,476)            -           -             (3,476)
Net earnings for the year ended December 31, 2001        -          -      8,544             -           -              8,544
Purchase of Columbia Financial of Kentucky, Inc.        963      9,025        -              -           -              9,988
Unrealized gains on securities designated as
  available for sale,  net of related tax effects        -          -         -             103          -                103
                                                      -----     ------    ------            ---      ------            ------

Balance at December 31, 2001                         $8,137    $51,722   $36,621           $107     $(1,416)          $95,171
                                                      =====     ======    ======            ===      ======            ======






The accompanying notes are an integral part of these statements.

                           Camco Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the year ended December 31,
                                 (In thousands)

                                                                                  2001         2000         1999
Cash flows from operating activities:
  Net earnings for the year                                                   $  8,544     $  7,652     $  5,940
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of goodwill                                                       150          150          150
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                              87           19           (5)
    Depreciation and amortization                                                1,655        1,610          983
    Amortization of purchase accounting adjustments - net                          303           13           88
    Provision for losses on loans                                                  759          568          247
    Amortization of deferred loan origination fees                                (683)        (374)        (361)
    Gain on sale of real estate acquired through foreclosure                       (62)         (56)         (20)
    Loss on sale of investments and mortgage-backed securities
      designated as available for sale                                              -            37           -
    (Gain) loss on sale of office premises and equipment                           (30)         (15)           4
    Federal Home Loan Bank stock dividends                                      (1,367)      (1,320)        (754)
    Gain on sale of loans                                                       (2,194)        (905)        (461)
    Loans originated for sale in the secondary market                         (312,847)    (120,503)     (89,956)
    Proceeds from sale of mortgage loans in the secondary market               297,831      120,356       97,353
    Increase (decrease) in cash, net of acquisition of Westwood Homestead
    Financial Corporation and Columbia Financial of Kentucky, Inc.,
    due to changes in:
      Accrued interest receivable                                                  893         (972)        (354)
      Prepaid expenses and other assets                                         (2,921)        (437)        (480)
      Accounts payable and other liabilities                                     2,432        2,230          327
      Federal income taxes
        Current                                                                   (248)      (1,009)        (221)
        Deferred                                                                 1,176        1,746          558
                                                                               -------      -------      -------
         Net cash provided by (used in) operating activities                    (6,522)       8,790       13,038

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities                             19,480        1,040        6,008
  Proceeds from sale of mortgage-backed securities designated as
    available for sale                                                              -         5,045           -
  Purchase of investment securities designated as available for sale                -           (17)         (22)
  Purchase of investment securities designated as held to maturity             (10,495)        (840)     (10,896)
  Purchase of mortgage-backed securities designated as available for sale           -        (5,087)      (5,080)
  Purchase of mortgage-backed securities designated as held to maturity        (15,228)          -        (1,992)
  Principal repayments on mortgage-backed securities                             4,865        2,608        2,844
  Loan disbursements                                                          (126,582)    (237,956)    (335,287)
  Purchases of loans                                                            (2,527)      (3,552)     (24,358)
  Principal repayments on loans                                                271,195      176,055      173,960
  Purchase of office premises and equipment - net                               (1,711)      (1,675)      (2,095)
  Proceeds from sale of office premises and equipment                              119           35           -
  Proceeds from sale of real estate acquired through foreclosure                 1,806          505        1,191
  Purchase of Federal Home Loan Bank stock                                        (100)      (2,077)      (5,601)
  Proceeds from redemption of Federal Home Loan Bank stock                          -           504           -
  Additions to real estate acquired through foreclosure                            (60)         (25)        (153)
  Purchase of life insurance                                                    (9,445)         (80)        (250)
  Net increase in cash surrender value of life insurance                          (307)        (262)        (246)
  Purchase of Westwood Homestead Financial Corporation                              -        (1,879)          -
  Purchase of Columbia Financial of Kentucky, Inc.                              (3,000)          -            -
                                                                               -------      -------      -------
         Net cash provided by (used in) investing activities                   128,010      (67,658)    (201,977)
                                                                               -------      -------      -------

         Net cash provided by (used in) operating and investing
           activities (balance carried forward)                                121,488      (58,868)    (188,939)
                                                                               -------      -------      -------

                           Camco Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                         For the year ended December 31,
                                 (In thousands)

                                                                                  2001         2000         1999
         Net cash provided by (used in) operating and investing
           activities (balance brought forward)                               $121,488     $(58,868)   $(188,939)

Cash flows provided by (used in) financing activities:
  Net increase in deposits                                                      16,716       70,185       18,560
  Proceeds from Federal Home Loan Bank advances                                 50,451      243,178      229,466
  Repayment of Federal Home Loan Bank advances                                (105,072)    (244,123)     (75,823)
  Dividends paid on common stock                                                (3,346)      (3,327)      (2,550)
  Proceeds from exercise of stock options                                        1,262            8           -
  Purchase of treasury shares                                                       -            -          (457)
  Increase (decrease) in advances by borrowers for taxes and insurance            (604)          62          882
                                                                               -------      -------     --------
         Net cash provided by (used in) financing activities                   (40,593)      65,983      170,078
                                                                               -------      -------     --------

Net increase (decrease) in cash and cash equivalents                            80,895        7,115      (18,861)

Cash and cash equivalents at beginning of year                                  24,069       16,954       35,815
                                                                               -------      -------     --------

Cash and cash equivalents at end of year                                      $104,964     $ 24,069    $  16,954
                                                                               =======      =======     ========


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest on deposits and borrowings                                      $  48,792    $  48,952   $   29,457
                                                                               =======      =======     ========

    Income taxes                                                              $  3,528     $  3,430    $   2,927
                                                                               =======      =======     ========

Supplemental disclosure of noncash investing activities:
  Transfers from mortgage loans to real estate acquired through foreclosure   $  3,208     $  1,432    $   1,220
                                                                               =======      =======     ========

  Issuance of mortgage loans upon sale of real estate acquired through
    foreclosure                                                               $  1,182     $    703    $     761
                                                                               =======      =======     ========

  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                $    103     $    128    $    (220)
                                                                               =======      =======     ========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                              $  2,338     $  1,153    $   1,300
                                                                               =======      =======     ========


Supplemental disclosure of noncash financing activities:
  Dividends declared but unpaid                                               $    962     $    832    $     832
                                                                               =======      =======     ========

Fair value of assets received in acquisition of:
  Westwood Homestead Financial Corporation                                    $     -      $159,698    $      -
                                                                               =======      =======     ========

  Columbia Financial of Kentucky, Inc.                                        $110,422     $     -     $      -
                                                                               =======      =======     ========


The accompanying notes are an integral part of these statements.

                           Camco Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    During 2001, the Boards of Directors of Camco Financial Corporation ("Camco" or the "Corporation") and its wholly-owned subsidiaries, Cambridge Savings Bank ("Cambridge Savings"), Marietta Savings Bank ("Marietta Savings"), First Savings Bank of Washington Court House ("First Bank"), First Bank for Savings ("First Savings") and Westwood Homestead Savings Bank ("Westwood Homestead"), approved a business plan whereby the subsidiary banks consolidated charters and operations into one state savings bank charter under the name Advantage Bank. The combining of charters and operations resulted in the Corporation incurring a one-time after-tax restructuring charge totaling $627,000. Hereinafter, the consolidated financial statements use the terms "Advantage" or the "Bank" to describe all of the preexisting individual financial institutions owned by the Corporation.

    During 2001, Camco's Board of Directors approved a business combination, that was completed in November 2001, whereby Columbia Financial of Kentucky, Inc., ("Columbia Financial") the parent of Columbia Federal Savings Bank, ("Columbia Federal") was merged into Camco. Following the merger, Columbia Federal became a division of Advantage. The business combination was accounted for using the purchase method of accounting. Accordingly, the consolidated financial statements herein include the accounts of Columbia Federal from the November 15, 2001 consummation date through December 31, 2001.

    During 1999, Camco's Board of Directors approved a business combination, which was completed in January 2000, whereby Westwood Homestead Financial Corporation ("WHFC"), the parent of Westwood Homestead, was merged into Camco and Westwood Homestead became a wholly-owned subsidiary of the Corporation. The business combination was accounted for using the purchase method of accounting. Accordingly, the 2000 consolidated financial statements herein include the accounts of Westwood Homestead from the January 6, 2000 acquisition date through December 31, 2000.

    The business activities of Camco are limited primarily to holding the common stock of the Bank and Camco Title Insurance Agency ("Camco Title") and two second tier subsidiaries, Camco Mortgage Corporation and WestMar Mortgage Company. The Corporation's results of operations are economically dependent upon the results of Advantage's operations. Advantage conducts a general banking business within Ohio, West Virginia and northern Kentucky which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. Advantage's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by Advantage can be significantly influenced by a number of factors, such as governmental monetary policy, that are outside of management's control.

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

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


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

    2.  Interest Rate Risk

    The earnings of the Corporation are primarily dependent upon net interest income, which is determined by 1) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and 2) the relative amounts of interest-earning assets and interest-bearing liabilities outstanding. The Corporation's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Corporation is vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. At December 31, 2001, 2000 and 1999, the Corporation had net interest-earning assets of approximately $1.1 billion, $993.0 million and $776.3 million, with weighted-average effective yields of 6.63%, 7.92% and 7.39%, respectively, and net interest-bearing liabilities of approximately $988.9 million, $945.8 million and $740.9 million, with weighted-average effective interest rates of 4.59%, 5.53% and 4.81%, respectively. To minimize the effect of adverse changes in interest rates on its results of operations, the Corporation has implemented an asset and liability management plan that emphasizes increasing the interest rate sensitivity and shortening the maturities of its interest-earning assets and extending the maturities of its interest-bearing liabilities. Although the Corporation has undertaken a variety of strategies to minimize its exposure to interest rate risk, its primary emphasis has been on the origination and purchase of adjustable rate loans.

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

                        December 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    4.  Loans Receivable

    Loans held in portfolio are stated at the principal amount outstanding, adjusted for deferred loan origination fees and costs, capitalized mortgage servicing rights and the allowance for loan losses.

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

    Loans held for sale are carried at the lower of cost (less principal payments received) or fair value (market value), calculated on an aggregate basis. At December 31, 2001, Advantage Bank recorded an unrealized loss of $28,000 on loans held for sale. At December 31, 2000, loans held for sale were carried at cost.

    The Corporation accounts for mortgage servicing rights in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires that the Corporation recognize, as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to the mortgage servicing rights.

    SFAS No. 140 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value. The mortgage servicing rights recorded by the Bank, calculated in accordance with the provisions of SFAS No. 140, were segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate. Once pooled, each grouping of loans was evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio. Earnings were projected from a variety of sources including loan servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income, and costs to service the loans. The present value of future earnings is the "economic" value for the pool, i.e., the net realizable present value to an acquirer of the acquired servicing.

    The Corporation recorded amortization related to mortgage servicing rights totaling approximately $1.5 million, $602,000 and $516,000, for the years ended December 31, 2001, 2000 and 1999, respectively. Additionally, the Corporation recorded an impairment charge on mortgage servicing rights totaling $1.3 million in 2001. The carrying value of the Corporation's mortgage servicing rights, which approximated their fair value, totaled approximately $4.7 million and $5.2 million at December 31, 2001 and 2000, respectively.

    At December 31, 2001 and 2000, the Bank was servicing mortgage loans of approximately $535.5 million and $475.6 million, respectively, that have been sold to the Federal Home Loan Mortgage Corporation and other investors.

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


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

    6.  Allowance for Loan Losses

    It is the Corporation's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions in the Bank's primary market areas. When the collection of a loan becomes doubtful, or otherwise troubled, the Corporation records a charge-off equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Such provision is based on management's estimate of the fair value of the underlying collateral, taking into consideration the current and currently anticipated future operating or sales conditions. As a result, such estimates are particularly susceptible to changes that could result in a material adjustment to results of operations in the near term. Recovery of the carrying value of such loans is dependent to a great extent on economic, operating, and other conditions that may be beyond the Corporation's control.

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

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    6.  Allowance for Loan Losses (continued)

    At December 31, 2001 and 2000, the Corporation had no loans that would be defined as impaired under SFAS No. 114.

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

    9.  Goodwill

    Goodwill resulting from the acquisition of First Savings totaled approximately $3.7 million, and has been amortized over a twenty-five year period using the straight-line method. It is management's policy to periodically evaluate the carrying value of intangible assets in relation to the continuing earnings capacity of the acquired assets and assumed liabilities.

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. All goodwill should be assigned to reporting units that are expected to benefit from the goodwill. Goodwill impairment should be tested with a two-step approach. First, the fair value of the reporting unit should be compared to its carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, then any goodwill impairment should be measured as the excess of the goodwill's carrying value over its implied fair value. The implied fair value of goodwill should be calculated in the same manner as goodwill is calculated for a business combination, using the reporting unit's fair value as the "purchase price." Therefore, the goodwill's implied fair value will be the excess of the "purchase price" over the amounts allocated to assets, including unrecognized intangible assets, and liabilities of the reporting unit. Goodwill impairment losses should be reported in the income statement as a separate line item within operations, except for such losses included in the calculation of a gain or loss from discontinued operations.

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    9.  Goodwill (continued)

    An acquired intangible asset, other than goodwill, should be amortized over its useful economic life. The useful life of an intangible asset is indefinite if it extends beyond the foreseeable horizon. If an asset's life is indefinite, the asset should not be amortized until the life is determined to be finite. Intangible assets being amortized should be tested for impairment. Intangible assets not being amortized should be tested for impairment annually and whenever there are indicators of impairment, by comparing the asset's fair value to its carrying amount.

    SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, or January 1, 2002 as to the Corporation. Adoption of SFAS No. 142 is expected to result in the elimination of annual goodwill amortization totaling approximately $150,000 beginning in 2002.

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

    Deferral of income taxes results primarily from different methods of accounting for deferred loan origination fees and costs, mortgage servicing rights, Federal Home Loan Bank stock dividends, deferred compensation, the general loan loss allowance and the percentage of earnings bad debt deductions. A temporary difference is also recognized for depreciation expense computed using accelerated methods for federal income tax purposes.

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    11.  Earnings Per Share

    Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under stock option. The computations were as follows for the years ended December 31:

                                                             2001              2000             1999
    Weighted-average common shares
      outstanding (basic)                               7,096,960         6,915,154        5,730,829

    Dilutive effect of assumed exercise
      of stock options                                    100,132            42,277          103,562
                                                        ---------         ---------        ---------

    Weighted-average common shares
      outstanding (diluted)                             7,197,092         6,957,431        5,834,391
                                                        =========         =========        =========

    Options to purchase 176,714, 435,295 and 65,416 shares of common stock at weighted-average exercise prices of $13.11, $12.15 and $14.94 were outstanding at December 31, 2001, 2000 and 1999, respectively, but were excluded from the computation of diluted earnings per share for those years because the exercise price was greater than the average market price of the common shares.

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

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


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

                  Deposits: The fair values of deposits with no stated maturity, such as money market demand deposits, savings and NOW accounts, are deemed to equal the amount payable on demand as of December 31, 2001 and 2000. The fair value of fixed-rate certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

                  Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At December 31, 2001 and 2000, the difference between the fair value and notional amount of loan commitments was not material.

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    12.  Fair Value of Financial Instruments (continued)

    Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments are as follows:

                                                                                 December 31,
                                                                        2001                         2000
                                                               Carrying         Fair       Carrying         Fair
                                                                  value        value          value        value
                                                                                (In thousands)
    Financial assets
      Cash and cash equivalents                              $  104,964   $  104,964     $   24,069   $   24,069
      Investment securities                                      19,177       19,388         16,981       16,926
      Mortgage-backed securities                                 37,740       37,719         15,123       15,097
      Loans receivable                                          871,446      879,776        930,672      934,055
      Federal Home Loan Bank stock                               22,481       22,481         19,339       19,339
                                                              ---------    ---------      ---------    ---------

                                                             $1,055,808   $1,064,328     $1,006,184   $1,009,486
                                                              =========    =========      =========    =========

    Financial liabilities
      Deposits                                               $  730,075   $  743,329     $  632,288   $  639,892
      Advances from the Federal Home Loan Bank                  258,850      281,638        313,471      307,013
      Advances by borrowers for taxes and insurance               3,860        3,860          4,382        4,382
                                                              ---------    ---------      ---------    ---------

                                                             $  992,785   $1,028,827     $  950,141   $  951,287
                                                              =========    =========      =========    =========

    13.  Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and due from banks and interest-bearing deposits in other financial institutions with original maturities of three months or less.

    14.  Advertising

    Advertising costs are expensed when incurred.

    15.  Reclassifications

    Certain prior year amounts have been reclassified to conform to the 2001 consolidated financial statement presentation.

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

    The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at December 31, 2001 and 2000 are as follows:

                                                                                   2001
                                                                             Gross          Gross      Estimated
                                                         Amortized      unrealized     unrealized           fair
                                                              cost           gains         losses          value
                                                                              (In thousands)
    Held to maturity:
      U.S. Government agency obligations                   $18,682            $243           $ 34        $18,891
      Municipal bonds                                          190               2             -             192
                                                            ------             ---            ---         ------
         Total investment securities held to maturity       18,872             245             34         19,083

    Available for sale:
      Corporate equity securities                              245              89             29            305
                                                            ------             ---            ---         ------

         Total investment securities                       $19,117            $334           $ 63        $19,388
                                                            ======             ===            ===         ======


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
                                                            ======             ===            ===         ======

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (continued)

    The amortized cost and estimated fair value of investment securities at December 31, 2001 (including securities designated as available for sale) by contractual term to maturity are shown below.

                                                                                 Estimated
                                                              Amortized               fair
                                                                   cost              value
                                                                      (In thousands)
    Due in one year or less                                     $ 1,100            $ 1,132
    Due after one year through five years                        16,867             17,073
    Due after five years                                            905                878
                                                                 ------             ------
         Total investment securities                             18,872             19,083

    Corporate equity securities                                     245                305
                                                                 ------             ------

         Total                                                  $19,117            $19,388
                                                                 ======             ======

    The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at December 31, 2001 and 2000, are as follows:

                                                                                    2001
                                                                             Gross          Gross      Estimated
                                                         Amortized      unrealized     unrealized           fair
                                                              cost           gains         losses          value
                                                                               (In thousands)
    Held to maturity:
      FNMA                                                 $17,632            $ 96           $119        $17,609
      FHLMC                                                 11,069              51             38         11,082
      GNMA                                                   2,052              22             37          2,037
      CMOs                                                       3              -              -               3
      Other                                                      9               4             -              13
                                                            ------             ---            ---         ------
         Total mortgage-backed securities
           held to maturity                                 30,765             173            194         30,744

    Available for sale:
      FHLMC                                                  2,553              46             -           2,599
      FNMA                                                   1,250              16             -           1,266
      GNMA                                                   3,069              41             -           3,110
                                                            ------             ---            ---         ------
         Total mortgage-backed securities
           available for sale                                6,872             103             -           6,975
                                                            ------             ---            ---         ------

    Total mortgage-backed securities                       $37,637            $276           $194        $37,719
                                                            ======             ===            ===         ======

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (continued)

                                                                                    2000
                                                                             Gross          Gross      Estimated
                                                         Amortized      unrealized     unrealized           fair
                                                              cost           gains         losses          value
                                                                               (In thousands)
    Held to maturity:
      FNMA                                                 $ 3,633            $ 27           $ 31        $ 3,629
      FHLMC                                                  1,537              15             49          1,503
      GNMA                                                      83               6             -              89
      CMOs                                                       9              -              -               9
      Other                                                     11               6             -              17
                                                            ------             ---            ---         ------
         Total mortgage-backed securities
           held to maturity                                  5,273              54             80          5,247

    Available for sale:
      FHLMC                                                  3,898              20             15          3,903
      FNMA                                                   1,695              -              18          1,677
      GNMA                                                   4,315               9             54          4,270
                                                            ------             ---            ---         ------
         Total mortgage-backed securities
           available for sale                                9,908              29             87          9,850
                                                            ------             ---            ---         ------

    Total mortgage-backed securities                       $15,181            $ 83           $167        $15,097
                                                            ======             ===            ===         ======

    The amortized cost of mortgage-backed securities, including those designated as available for sale at December 31, 2001, by contractual terms to maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

                                                              Amortized cost
                                                              (In thousands)

    Due within one year or less                                    $   115
    Due after one year through five years                            8,592
    Due after five years through ten years                           7,979
    Due after ten years                                             20,951
                                                                    ------

                                                                   $37,637
                                                                    ======

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


NOTE C - LOANS RECEIVABLE

    Loans receivable at December 31 consist of the following:

                                                                       2001               2000
                                                                           (In thousands)
    Conventional real estate loans:
      Existing residential properties                              $683,611           $760,593
      Nonresidential real estate                                     70,239             54,722
      Construction                                                   42,666             56,039
      Developed building lots                                         5,908              5,640
    Education loans                                                   1,198              1,459
    Consumer and other loans                                         67,918             71,719
                                                                    -------            -------
         Total                                                      871,540            950,172

    Less:
      Undisbursed portion of loans in process                        15,343             19,911
      Unamortized yield adjustments                                   1,940                918
      Allowance for loan losses                                       4,256              2,906
                                                                    -------            -------

         Loans receivable - net                                    $850,001           $926,437
                                                                    =======            =======

    As depicted above, the Corporation's lending efforts have historically focused on loans secured by existing residential properties, which comprise approximately $683.6 million, or 80%, of the total loan portfolio at December 31, 2001 and approximately $760.6 million, or 82%, of the total loan portfolio at December 31, 2000. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Corporation with adequate collateral coverage in the event of default. Nevertheless, the Corporation, as with any lending institution, is subject to the risk that residential real estate values could deteriorate in its primary lending areas within Ohio, West Virginia, and northern Kentucky, thereby impairing collateral values. However, management believes that residential real estate values in the Corporation's primary lending areas are presently stable.

    The Bank, in the ordinary course of business, has granted loans to certain of its directors, executive officers, and their associates. Such loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans totaled approximately $1.6 million and $3.3 million at December 31, 2001 and 2000, respectively.

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


NOTE D - ALLOWANCE FOR LOAN LOSSES

    Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

                                                                         2001              2000             1999
                                                                                     (In thousands)
    Balance at beginning of year                                       $2,906            $1,863           $1,783
    Provision for losses on loans                                         759               568              247
    Charge-offs, net of immaterial recoveries                            (709)             (166)            (167)
    Allowance resulting from acquisitions                               1,300               641               -
                                                                        -----             -----            -----

    Balance at end of year                                             $4,256            $2,906           $1,863
                                                                        =====             =====            =====

    Nonaccrual and nonperforming loans totaled approximately $7.9 million, $4.7 million and $4.0 million at December 31, 2001, 2000 and 1999, respectively. Interest income that would have been recognized had such nonaccrual loans performed pursuant to contractual terms totaled approximately $278,000, $188,000 and $171,000 for the years ended December 31, 2001, 2000 and 1999, respectively.


NOTE E - OFFICE PREMISES AND EQUIPMENT

    Office premises and equipment at December 31 is summarized as follows:

                                                                             2001             2000
                                                                                (In thousands)
    Land                                                                  $ 2,194          $ 1,862
    Buildings and improvements                                             12,764           11,190
    Furniture, fixtures and equipment                                       9,641            9,054
                                                                           ------           ------
                                                                           24,599           22,106
    Less accumulated depreciation and amortization                          9,750            8,261
                                                                           ------           ------

                                                                          $14,849          $13,845
                                                                           ======           ======

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


NOTE F - DEPOSITS

    Deposit balances by type and weighted-average interest rate at December 31, 2001 and 2000, are summarized as follows:

                                                                          2001                       2000
                                                                     Amount     Rate           Amount     Rate
                                                                             (Dollars in thousands)
    NOW accounts                                                   $111,649     0.99%        $ 90,830     1.60%
    Money market demand accounts                                     64,539     3.59           45,047     5.39
    Passbook and statement savings accounts                          85,443     1.70           69,706     2.90
                                                                    -------     ----          -------     ----
         Total withdrawable accounts                                261,631     1.86          205,583     2.87
    Certificates of deposit
      Original maturities of:
        Seven days to one year                                       51,472     3.49           64,693     6.49
        One to two years                                            136,859     5.29          139,103     6.42
        Two to eight years                                          163,226     5.95          117,146     6.31
      Negotiated rate certificates                                   54,998     5.13           56,552     6.90
      Individual retirement accounts                                 61,889     5.40           49,211     6.26
                                                                    -------     ----          -------     ----
         Total certificate accounts                                 468,444     5.32          426,705     6.40
                                                                    -------     ----          -------     ----

    Total deposits                                                 $730,075     4.08%        $632,288     5.28%
                                                                    =======     ====          =======     ====

    At December 31, 2001 and 2000, the Corporation had certificate of deposit accounts with balances in excess of $100,000 totaling $123.3 million and $109.6 million, respectively.

    Interest expense on deposits is summarized as follows for the years ended December 31:

                                                              2001         2000         1999
                                                                     (In thousands)
    Certificate of deposit accounts                        $26,706      $23,249      $14,906
    NOW accounts and money
      market demand accounts                                 3,059        3,265        2,077
    Passbook and statement savings
      accounts                                               1,559        2,355        2,136
                                                            ------       ------       ------

                                                           $31,324      $28,869      $19,119
                                                            ======       ======       ======

    The contractual maturities of outstanding certificates of deposit are summarized as follows at December 31:

                                                                       2001               2000
    Year ending December 31:                                               (In thousands)
         2001                                                      $     -            $256,201
         2002                                                       312,484            108,825
         2003                                                        86,127             37,189
         2004                                                        36,764              9,503
         After 2004                                                  33,069             14,987
                                                                    -------            -------

    Total certificate of deposit accounts                          $468,444           $426,705
                                                                    =======            =======

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


NOTE F - DEPOSITS (continued)

    At December 31, 2001 and 2000, certain savings deposits were collateralized by a pledge of investment securities, interest-bearing deposits in other banks and letters of credit with the Federal Home Loan Bank totaling $78.8 million and $26.6 million, respectively.


NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

    Advances from the Federal Home Loan Bank, collateralized at December 31, 2001, by pledges of certain residential mortgage loans totaling $429.1 million and the Bank's investment in Federal Home Loan Bank stock, are summarized as follows:

                                              Maturing year
    Interest rate                          ending December 31,                          2001               2000
                                                                                         (Dollars in thousands)
    5.20% - 7.02%                                   2001                             $     -            $ 61,210
    5.33% - 7.31%                                   2002                               24,693             26,513
    5.50% - 7.38%                                   2003                                9,650             21,610
    5.24% - 8.20%                                   2004                                5,854              8,695
    3.25% - 7.60%                             Thereafter                              218,653            195,443
                                                                                      -------            -------

                                                                                     $258,850           $313,471
                                                                                      =======            =======

    Weighted-average interest rate                                                      6.02%               6.20%
                                                                                        ====                ====


NOTE H - FEDERAL INCOME TAXES

    A reconciliation of the effective tax rate to the federal statutory rate is summarized as follows:

                                                                                2001           2000         1999
                                                                                         (In thousands)
    Federal income taxes computed at the
      expected statutory rate                                                 $4,253         $3,925       $3,065
    Increase (decrease) in taxes resulting from:
      Amortization of goodwill                                                    51             51           51
      Nontaxable dividend and interest income                                     (6)            (4)          (6)
      Increase in cash surrender value of life insurance - net                  (105)           (89)         (83)
      Nondeductible expenses                                                      29             27           25
      Refunds of prior year taxes                                               (309)            -            -
      Other                                                                      (22)           (62)          24
                                                                               -----          -----        -----
    Federal income tax provision per consolidated
      financial statements                                                    $3,891         $3,848       $3,076
                                                                               =====          =====        =====

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


NOTE H - FEDERAL INCOME TAXES (continued)

    The components of the Corporation's net deferred tax liability at December 31 are as follows:

    Taxes (payable) refundable on temporary
    differences at statutory rate:                                                  2001                    2000
                                                                                          (In thousands)
    Deferred tax liabilities:
      FHLB stock dividends                                                       $(2,396)                $(1,780)
      Mortgage servicing rights                                                   (1,593)                 (1,766)
      Percentage of earnings bad debt deduction                                     (226)                   (340)
      Book versus tax depreciation                                                  (525)                   (463)
      Original issue discount                                                       (105)                    (46)
      Other liabilities, net                                                         (49)                    (68)
      Unrealized gains on securities designated as
        available for sale                                                           (56)                     (2)
                                                                                  ------                  ------
         Total deferred tax liabilities                                           (4,950)                 (4,465)

    Deferred tax assets:
      General loan loss allowance                                                  1,447                     988
      Deferred income                                                                 68                      46
      Deferred compensation                                                          457                     390
      Purchase accounting adjustments                                                219                     236
                                                                                  ------                  ------
         Total deferred tax assets                                                 2,191                   1,660
                                                                                  ------                  ------

         Net deferred tax liability                                              $(2,759)                $(2,805)
                                                                                  ======                  ======

    For years prior to 1996, the Bank was allowed a special bad debt deduction generally limited to 8% of otherwise taxable income, subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than for bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The percentage of earnings bad debt deduction had accumulated to approximately $12.8 million as of December 31, 2001. The amount of the unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $4.1 million at December 31, 2001.

    The Bank is required to recapture as taxable income approximately $1.9 million of its bad debt reserve, which represents post-1987 additions to the reserve, and is unable to utilize the percentage of earnings method to compute the reserve in the future. The Bank has provided deferred taxes for this amount and is amortizing the recapture of the bad debt reserve into taxable income over a six year period, which commenced in 1998.

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


NOTE I - COMMITMENTS

    The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of the commitments reflect the extent of the Bank's involvement in such financial instruments.

    The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as those utilized for on-balance-sheet instruments.

    At December 31, 2001, the Bank had outstanding commitments to originate and purchase fixed-rate loans of approximately $9.0 million and adjustable-rate loans of approximately $3.9 million. Additionally, the Bank had unused lines of credit under home equity and other loans of $42.0 million at December 31, 2001, and stand by letters of credit of $151,000. Management believes that all loan commitments are able to be funded through cash flow from operations and existing liquidity. Fees received in connection with these commitments have not been recognized in earnings.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral on loans may vary but the preponderance of loans granted generally include a mortgage interest in real estate as security.

    The Corporation has entered into lease agreements for office premises and equipment under operating leases which expire at various dates through 2010. The following table summarizes minimum payments due under lease agreements by year:

    Year ending
    December 31,                                            (In thousands)

         2002                                                     $195
         2003                                                      195
         2004                                                      158
         2005                                                      146
         2006 and thereafter                                       111
                                                                   ---

                                                                  $805
                                                                   ===

    Total rental expense under operating leases was approximately $257,000, $260,000 and $278,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


NOTE J - REGULATORY CAPITAL

    Advantage Bank is subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    The FDIC has adopted risk-based capital ratio guidelines to which Advantage is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighting categories, with higher levels of capital being required for the categories perceived as representing greater risk.

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

    During 2001, management was notified from its regulator that Advantage was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" Advantage must maintain minimum capital ratios as set forth in the table that follows. The regulatory capital table as of December 31, 2000, is presented on a combined basis, to allow for comparability, giving effect to the charter consolidation, which was consummated in June 2001. Each of Camco's subsidiary banks met their individual regulatory capital requirements as of December 31, 2000.

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


NOTE J - REGULATORY CAPITAL (continued)

    As of December 31, 2001, management believes that the Bank met all capital adequacy requirements to which it was subject.

                                                               As of December 31, 2001
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                               (Dollars in thousands)
    Total capital
      (to risk-weighted assets)         $88,017    12.5%        =>$56,346    =>8.0%         =>$70,433     =>10.0%

    Tier I capital
      (to risk-weighted assets)         $83,761    11.9%        =>$28,173    =>4.0%         =>$42,260     => 6.0%

    Tier I leverage                     $83,761     7.6%        =>$43,868    =>4.0%         =>$54,835     => 5.0%

                                                               As of December 31, 2000
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                                (Dollars in thousands)
    Total capital
      (to risk-weighted assets)         $73,785    12.0%        =>$49,159    =>8.0%         =>$61,449     =>10.0%

    Tier I capital
      (to risk-weighted assets)         $70,879    11.5%        =>$24,580    =>4.0%         =>$36,869     => 6.0%

    Tier I leverage                     $70,879     6.9%        =>$41,323    =>4.0%         =>$51,653     => 5.0%


    The Corporation's management believes that, under the current regulatory capital regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Corporation, such as increased interest rates or a downturn in the economy in the Bank's market areas, could adversely affect future earnings and, consequently, the ability to meet future minimum regulatory capital requirements.

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


NOTE K - BENEFIT PLANS

    The Corporation has a non-contributory retirement plan which provides benefits to certain key officers. The Corporation's obligations under the plan have been provided for via the purchase of single premium key man life insurance of which the Corporation is the beneficiary. The Corporation recorded expense related to the plan totaling approximately $54,000, $51,000 and $45,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

    The Corporation also has a 401(k) Salary Savings Plan covering substantially all employees. Contributions by the employees are voluntary and are subject to matching contributions by the employer under a fixed percentage, which may be increased at the discretion of the Board of Directors. Total expense under this plan was $385,000, $334,000 and $181,000 for the years ended December 31, 2001, 2000 and 1999, respectively.


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

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


NOTE L - STOCK OPTION PLANS (continued)

                                                                            2001             2000           1999
                                                                           (In thousands, except per share data)
    Net earnings                          As reported                     $8,544           $7,652         $5,940
                                                                           =====            =====          =====

                                            Pro-forma                     $8,540           $7,640         $5,940
                                                                           =====            =====          =====

    Earnings per share
      Basic                               As reported                     $1.20             $1.11          $1.04
                                                                           ====              ====           ====

                                            Pro-forma                     $1.20             $1.10          $1.04
                                                                           ====              ====           ====

      Diluted                             As reported                     $1.19             $1.10          $1.02
                                                                           ====              ====           ====

                                            Pro-forma                     $1.19             $1.10          $1.02
                                                                           ====              ====           ====

    The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during 2001 and 2000: dividend yield of 4.07% and 2.51%, respectively; expected volatility of 10.0% for each year; a risk-free interest rate of 3.00% and 5.00%, respectively, and an expected life of ten years for all grants.

    A summary of the status of the Corporation's stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates is presented below:

                                                    2001                   2000                    1999
                                                       Weighted-               Weighted-               Weighted-
                                                         average                 average                 average
                                                        exercise                exercise                exercise
                                               Shares      price       Shares      price       Shares      price
    Outstanding at beginning of year          688,655     $10.53      369,523     $ 9.43      369,523      $9.43
    Granted                                     8,500      11.93       10,700       9.07          -          -
    WHFC options                                   -         -        309,272      11.89          -          -
    Exercised                                (115,656)    (10.91)        (840)      9.79          -          -
    Forfeited                                 (78,494)     12.50          -          -            -          -
                                              -------      -----      -------      -----      -------       ----

    Outstanding at end of year                503,005     $10.16      688,655     $10.53      369,523      $9.43
                                              =======      =====      =======      =====      =======       ====

    Options exercisable at year-end           503,005     $10.16      688,655     $10.53      369,523      $9.43
                                              =======      =====      =======      =====      =======       ====
    Weighted-average fair value of
      options granted during the year                     $  .66                  $ 1.75                     N/A
                                                           =====                   =====                     ===


    The following information applies to options outstanding at December 31, 2001:

    Number outstanding                                                  320,791
    Range of exercise prices                                      $7.40 - $9.79
    Number outstanding                                                  182,214
    Range of exercise prices                                    $11.36 - $16.59
    Weighted-average exercise price                                      $10.16
    Weighted-average remaining contractual life                       5.1 years

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


NOTE M - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION

     The following condensed financial statements summarize the financial position of the Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years ended December 31, 2001, 2000 and 1999:

                           Camco Financial Corporation

                        STATEMENTS OF FINANCIAL CONDITION
                                  December 31,
                                 (In thousands)

                                                                                         2001               2000
    ASSETS
    Cash in Bank subsidiary                                                          $    271            $   562
    Interest-bearing deposits in other financial institutions                           7,584              1,375
    Investment securities designated as available for sale                                305                309
    Investment in Bank subsidiary                                                      87,251             74,477
    Investment in title agency subsidiary                                               1,100                694
    Office premises and equipment - net                                                 1,786              1,777
    Cash surrender value of life insurance                                              1,054              1,005
    Prepaid expenses and other assets                                                   1,946                236
    Deferred federal income taxes                                                          -                  35
                                                                                      -------             ------

             Total assets                                                            $101,297            $80,470
                                                                                      =======             ======

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Accounts payable and other accrued liabilities                                   $  4,812            $   511
    Dividends payable                                                                     962                832
    Accrued federal income taxes                                                          337                377
    Deferred federal income taxes                                                          15                 -
                                                                                      -------             ------
             Total liabilities                                                          6,126              1,720

    Stockholders' equity
      Common stock                                                                      8,137              7,058
      Additional paid-in capital                                                       51,722             41,551
      Retained earnings - substantially restricted                                     36,621             31,553
      Unrealized gains on securities designated as available for sale,
        net of related tax effects                                                        107                  4
      Treasury stock, at cost                                                          (1,416)            (1,416)
                                                                                      -------             ------
             Total stockholders' equity                                                95,171             78,750
                                                                                      -------             ------

             Total liabilities and stockholders' equity                              $101,297            $80,470
                                                                                      =======             ======

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


NOTE M - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION (continued)

                           Camco Financial Corporation

                             STATEMENTS OF EARNINGS
                             Year ended December 31,
                                 (In thousands)

                                                                         2001              2000             1999
    Income
      Dividends from the Bank                                          $9,615            $6,950           $4,350
      Dividends from title agency subsidiary                               -                 -               300
      Interest and other income                                           173               159              121
      (Excess distribution from) undistributed net earnings
        of the Bank                                                      (306)            1,836            2,320
      (Excess distribution from) undistributed earnings
        of the title agency subsidiary                                    406               113             (102)
                                                                        -----             -----            -----
             Total income                                               9,888             9,058            6,989
    General, administrative and other expense                           2,237             2,092            1,520
                                                                        -----             -----            -----
    Earnings before federal income tax credits                          7,651             6,966            5,469
    Federal income tax credits                                           (893)             (686)            (471)
                                                                        -----             -----            -----

    Net earnings                                                       $8,544            $7,652           $5,940
                                                                        =====             =====            =====

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


NOTE M - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION (continued)

                           Camco Financial Corporation

                            STATEMENTS OF CASH FLOWS
                             Year ended December 31,
                                 (In thousands)

                                                                                  2001         2000         1999
    Cash flows from operating activities:
      Net earnings for the year                                                $ 8,544       $7,652       $5,940
      Adjustments to reconcile net earnings to net cash
      flows provided by (used in) operating activities:
        Excess distribution from (undistributed net earnings of)
          Bank subsidiary                                                          306       (1,836)      (2,320)
        Excess distribution from (undistributed net earnings of)
          title agency subsidiary                                                 (406)        (113)         102
        Depreciation and amortization                                              125           87           11
        Increase (decrease) in cash due to changes in:
          Prepaid expenses and other assets                                     (1,710)         421         (388)
          Accounts payable and other liabilities                                 4,431          351           (3)
          Accrued federal income taxes                                             (40)         187          421
          Deferred federal income taxes                                             51          (15)        (165)
        Other - net                                                                 14          (22)           8
                                                                                ------        -----        -----
             Net cash provided by operating activities                          11,315        6,712        3,606

    Cash flows from investing activities:
      Purchase of investment securities                                             -           (17)         (22)
      Purchase of cash surrender value of life insurance                            -            -          (135)
      Net increase in cash surrender value of life insurance                       (49)         (48)         (36)
      Purchase of office premises and equipment                                   (381)        (374)      (1,297)
      Proceeds from sale of office equipment                                       247           -            -
      (Increase) decrease in interest-bearing deposits in other
        financial institutions                                                  (6,209)        (758)         351
      Purchase of Westwood Homestead Financial Corporation - net                    -        (1,879)          -
      Purchase of Columbia Financial of Kentucky, Inc. - net                    (3,000)          -            -
                                                                                ------        -----        -----
             Net cash used in investing activities                              (9,392)      (3,076)      (1,139)

    Cash flows from financing activities:
      Stock options exercised                                                    1,262            8           -
      Dividends paid                                                            (3,476)      (3,327)      (2,550)
      Purchase of treasury shares                                                   -            -          (457)
                                                                                ------        -----        -----
             Net cash used in financing activities                              (2,214)      (3,319)      (3,007)
                                                                                ------        -----        -----

    Net increase (decrease) in cash and cash equivalents                          (291)         317         (540)

    Cash and cash equivalents at beginning of year                                 562          245          785
                                                                                ------        -----        -----

    Cash and cash equivalents at end of year                                   $   271       $  562       $  245
                                                                                ======        =====        =====

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


NOTE N - RESTRUCTURING CHARGE

    In June 2001, Camco recorded a restructuring charge totaling $1.1 million related to the consolidation of its banking subsidiaries' charters. Prior to December 31, 2001, management reversed approximately $146,000 of the restructuring liability through operations. Approximately $650,000 of the net charge was recorded to provide for severance and outplacement services to approximately twenty-two accounting and loan servicing employees of the former banking subsidiaries. Additionally, such amount includes the costs associated with disbanding the local boards of directors. The operational consolidation is expected to be completed in August 2002. As of December 31, 2001, three of the employees had been terminated with payments totaling $202,000. The boards of directors have received payments totaling $158,000, with $67,000 remaining to be paid through December 2003. The remainder of the charge is for professional services in connection with the charter consolidation.


NOTE O - BUSINESS COMBINATION

    During 2001, the Corporation agreed to acquire Columbia Financial utilizing the purchase method of accounting. Columbia Financial was merged into Camco in November 2001 and its banking subsidiary, Columbia Federal, continued operations as a division of Advantage. Camco paid $18.1 million in cash and issued 963,962 of its common shares, which were valued at approximately $9.1 million, in connection with the acquisition.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                                (In thousands)

    Cash and cash equivalents                                       $ 14,183
    Investment securities                                             11,185
    Mortgage-backed securities                                        12,189
    Loans receivable                                                  69,237
    Prepaid expenses and other assets                                  3,628
                                                                     -------
         Total assets                                                110,422

    Deposits                                                         (81,071)
    Other liabilities                                                 (2,180)
                                                                     -------

         Net assets acquired                                        $ 27,171
                                                                     =======

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


NOTE O - BUSINESS COMBINATION (continued)

    Presented below are Camco's pro-forma condensed consolidated statements of earnings and earnings per share which have been prepared as if the acquisition had been consummated as of the beginning of each of the years ended December 31, 2001 and 2000.

                                                                                 2001               2000
                                                                                     (In thousands)
                                                                                       (unaudited)
    Total interest income                                                     $80,906            $83,812
    Total interest expense                                                     51,673             53,439
                                                                               ------             ------

         Net interest income                                                   29,233             30,373

    Provision for losses on loans                                                 792              1,568
    Other income                                                                7,237              5,657
    General, administrative and other expense                                  22,808             22,947
                                                                               ------             ------

         Earnings before income taxes                                          12,870             11,515

    Federal income taxes                                                        4,040              3,853
                                                                               ------             ------

         Net earnings                                                         $ 8,830            $ 7,662
                                                                               ======             ======

         Basic earnings per share                                              $1.26               $1.11
                                                                                ====                ====

         Diluted earnings per share                                            $1.25               $1.10
                                                                                ====                ====

                           Camco Financial Corporation

                        December 31, 2001, 2000 and 1999


NOTE P - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table summarizes the Corporation's quarterly results for the years ended December 31, 2001 and 2000.

                                                                        Three Months Ended
                                                     March 31,     June 30,     September 30,     December 31,
    2001:                                                   (In thousands, except per share data)
    Total interest income                              $19,440      $19,030           $18,083          $17,819
    Total interest expense                              12,748       12,451            11,821           11,413
                                                        ------       ------            ------           ------

    Net interest income                                  6,692        6,579             6,262            6,406
    Provision for losses on loans                          156          150               152              301
    Other income                                         1,407        1,496             1,920            2,330
    General, administrative and other expense            4,717        5,798             4,556            4,827
                                                        ------       ------            ------           ------

    Earnings before income taxes                         3,226        2,127             3,474            3,608
    Federal income taxes                                 1,090          593             1,122            1,086
                                                        ------       ------            ------           ------

    Net earnings                                       $ 2,136      $ 1,534           $ 2,352          $ 2,522
                                                        ======       ======            ======           ======

    Earnings per share:
      Basic                                               $.31         $.22              $.34             $.33
                                                           ===          ===               ===              ===

      Diluted                                             $.30         $.22              $.34             $.33
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
                                                           ===         ===                ===              ===

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of April, 2002.

                           Camco Financial Corporation


                            By /s/ Richard C. Baylor
                               -----------------------------------------------
                               Richard C. Baylor,
                               President, Chief Executive Officer and a Director