Form 10-Q
period 2002-03-31
CAMCO FINANCIAL CORP
filed 2002-05-15
CIK 16614

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2002
                               ---------------------------------------------

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

                 6901 Glenn Highway, Cambridge, Ohio 43725-9757
-----------------------------------------------------------------------------
               (Address of principal executive office) (Zip code)

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

Yes [X]           No [   ]

As of May 8, 2002, the latest practicable date, 7,979,234.5 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.

                           Camco Financial Corporation

                                      INDEX

                                                                         Page

PART I  -  FINANCIAL INFORMATION

           Consolidated Statements of Financial Condition                   3

           Consolidated Statements of Earnings                              4

           Consolidated Statements of Comprehensive Income                  5

           Consolidated Statements of Cash Flows                            6

           Notes to Consolidated Financial Statements                       8

           Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                      11

           Quantitative and Qualitative Disclosures about
           Market Risk                                                     14


PART II -  OTHER INFORMATION                                               15

SIGNATURES                                                                 16

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                            March 31,      December 31,
         ASSETS                                                                                  2002              2001
Cash and due from banks                                                                    $   15,159        $   15,665
Interest-bearing deposits in other financial institutions                                      62,738            89,299
                                                                                            ---------         ---------
         Cash and cash equivalents                                                             77,897           104,964

Investment securities available for sale - at market                                              360               305
Investment securities held to maturity - at cost, approximate market value of
  $13,722 and $19,083 as of March 31, 2002 and December 31, 2001, respectively                 13,618            18,872
Mortgage-backed securities available for sale - at market                                      36,560             6,975
Mortgage-backed securities held to maturity - at cost, approximate market value of
  $29,121 and $30,744 as of March 31, 2002 and December 31, 2001, respectively                 28,670            30,765
Loans held for sale - at lower of cost or market                                               17,939            21,445
Loans receivable - net                                                                        803,956           850,001
Office premises and equipment - net                                                            14,486            14,849
Real estate acquired through foreclosure                                                        1,850             2,151
Federal Home Loan Bank stock - at cost                                                         22,730            22,481
Accrued interest receivable                                                                     5,429             5,769
Prepaid expenses and other assets                                                               2,542             4,779
Cash surrender value of life insurance                                                         15,944            15,751
Goodwill and other intangible assets                                                            2,953             2,953
Prepaid federal income taxes                                                                       -                592
                                                                                            ---------         ---------

         Total assets                                                                      $1,044,934        $1,102,652
                                                                                            =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $  697,568        $  730,075
Advances from the Federal Home Loan Bank                                                      239,755           258,850
Advances by borrowers for taxes and insurance                                                   2,418             3,860
Accounts payable and accrued liabilities                                                        4,663            10,975
Dividends payable                                                                                 996               962
Accrued federal income taxes                                                                      840                -
Deferred federal income taxes                                                                   2,398             2,759
                                                                                            ---------         ---------
         Total liabilities                                                                    948,638         1,007,481

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares;
    no shares outstanding                                                                          -                 -
  Common stock - $1 par value; authorized 14,900,000 shares, 8,142,740 and
    8,137,039 shares issued at March 31, 2002 and December 31, 2001, respectively               8,143             8,137
  Additional paid-in capital                                                                   52,201            51,722
  Retained earnings - substantially restricted                                                 38,000            36,621
  Accumulated comprehensive income, unrealized gains on securities designated
    as available for sale, net of related tax effects                                               7               107
  Less 176,285 and 126,019 shares of treasury stock at March 31, 2002 and
    December 31, 2001, respectively - at cost                                                  (2,055)           (1,416)
                                                                                            ---------         ---------
         Total stockholders' equity                                                            96,296            95,171
                                                                                            ---------         ---------

         Total liabilities and stockholders' equity                                        $1,044,934        $1,102,652
                                                                                            =========         =========

                           Camco Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      For the three months ended March 31,
                      (In thousands, except per share data)

                                                                                                    2002           2001
Interest income
  Loans                                                                                          $15,344        $18,416
  Mortgage-backed securities                                                                         569            255
  Investment securities                                                                              218            242
  Interest-bearing deposits and other                                                                748            527
                                                                                                  ------         ------
         Total interest income                                                                    16,879         19,440

Interest expense
  Deposits                                                                                         6,537          8,072
  Borrowings                                                                                       3,729          4,676
                                                                                                  ------         ------
         Total interest expense                                                                   10,266         12,748
                                                                                                  ------         ------

         Net interest income                                                                       6,613          6,692

Provision for losses on loans                                                                        207            156
                                                                                                  ------         ------

         Net interest income after provision for losses on loans                                   6,406          6,536

Other income
  Late charges, rent and other                                                                       694            578
  Loan servicing fees (costs)                                                                        229            (20)
  Service charges and other fees on deposits                                                         208            213
  Gain on sale of loans                                                                            1,064            625
  Gain on sale of real estate acquired through foreclosure                                            58             11
                                                                                                  ------         ------
         Total other income                                                                        2,253          1,407

General, administrative and other expense
  Employee compensation and benefits                                                               2,601          2,122
  Occupancy and equipment                                                                            812            779
  Federal deposit insurance premiums                                                                  33             30
  Data processing                                                                                    319            350
  Advertising                                                                                        185            174
  Franchise taxes (refunds)                                                                          (23)           278
  Amortization of goodwill                                                                            -              37
  Other operating                                                                                  1,212            947
                                                                                                  ------         ------
         Total general, administrative and other expense                                           5,139          4,717
                                                                                                  ------         ------

         Earnings before federal income taxes                                                      3,520          3,226

Federal income taxes
  Current                                                                                          1,446          1,081
  Deferred                                                                                          (301)             9
                                                                                                  ------         ------
         Total federal income taxes                                                                1,145          1,090
                                                                                                  ------         ------

         NET EARNINGS                                                                            $ 2,375        $ 2,136
                                                                                                  ======         ======

         EARNINGS PER SHARE
           Basic                                                                                    $.30           $.31
                                                                                                     ===            ===

           Diluted                                                                                  $.29           $.30
                                                                                                     ===            ===

         Dividends declared per share                                                              $.125          $.120
                                                                                                    ====           ====

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      For the three months ended March 31,
                                 (In thousands)

                                                                                                    2002           2001
Net earnings                                                                                      $2,375         $2,136

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) during the period, net of taxes
    (benefits)of $(52) and $6 in 2002 and 2001, respectively                                        (100)            11
                                                                                                   -----          -----

Comprehensive income                                                                              $2,275         $2,147
                                                                                                   =====          =====

Accumulated comprehensive income                                                                  $    7         $   15
                                                                                                   =====          =====

                           Camco Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                 (In thousands)

                                                                                                 2002              2001
Cash flows from operating activities:
  Net earnings for the period                                                                 $ 2,375           $ 2,136
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                               (174)             (373)
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                                            (28)               12
    Amortization of goodwill                                                                       -                 37
    Depreciation and amortization                                                                 382               391
    Amortization of purchase accounting adjustments, net                                           77               155
    Provision for losses on loans                                                                 207               156
    Gain on sale of real estate acquired through foreclosure                                      (58)              (11)
    Federal Home Loan Bank stock dividends                                                       (249)             (347)
    Gain on sale of loans                                                                        (440)             (300)
    Loans originated for sale in the secondary market                                         (48,985)          (25,291)
    Proceeds from sale of loans in the secondary market                                        52,931            22,368
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                 340                79
      Prepaid expenses and other assets                                                         2,237                 5
      Accrued interest and other liabilities                                                   (6,486)              (22)
      Federal income taxes
        Current                                                                                 1,432               362
        Deferred                                                                                 (301)                9
                                                                                               ------            ------
         Net cash provided by (used in) operating activities                                    3,260              (634)

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities                                             5,255            10,300
  Principal repayments on mortgage-backed securities                                            2,872               631
  Purchases of mortgage-backed securities designated as available for sale                    (30,510)               -
  Purchases of investment securities                                                              (40)           (2,995)
  Loan principal repayments                                                                    92,916            53,742
  Loan disbursements                                                                          (47,362)          (39,429)
  Purchases of loans                                                                               -             (1,167)
  Additions to office premises and equipment                                                      (19)              (49)
  Additions to real estate acquired through foreclosure                                           (17)              (81)
  Proceeds from sale of real estate acquired through foreclosure                                  791               517
  Purchase of Federal Home Loan Bank stock                                                         -               (100)
  Net increase in cash surrender value of life insurance                                         (193)              (70)
                                                                                               ------            ------
         Net cash provided by investing activities                                             23,693            21,299
                                                                                               ------            ------

         Net cash provided by operating and investing
           activities (balance carried forward)                                                26,953            20,665
                                                                                               ------            ------

                           Camco Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the three months ended March 31,
                                 (In thousands)

                                                                                                 2002              2001
         Net cash provided by operating and investing
           activities (balance brought forward)                                              $ 26,953           $20,665

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                                         (32,507)           17,093
  Proceeds from Federal Home Loan Bank advances                                                    -             22,750
  Repayment of Federal Home Loan Bank advances                                                (19,129)          (45,348)
  Dividends paid on common stock                                                                 (996)             (835)
  Proceeds from exercise of stock options                                                          53               188
  Decrease in advances by borrowers for taxes and insurance                                    (1,441)           (1,662)
                                                                                              -------            ------
         Net cash used in financing activities                                                (54,020)           (7,814)
                                                                                              -------            ------

Increase (decrease) in cash and cash equivalents                                              (27,067)           12,851

Cash and cash equivalents at beginning of period                                              104,964            24,069
                                                                                              -------            ------

Cash and cash equivalents at end of period                                                   $ 77,897           $36,920
                                                                                              =======            ======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                                      $ 10,195           $12,860
                                                                                              =======            ======

    Income taxes                                                                             $    400           $   511
                                                                                              =======            ======

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                     $   (100)          $    11
                                                                                              =======            ======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                             $    624           $   325
                                                                                              =======            ======

  Transfers from mortgage loans to real estate acquired through foreclosure                  $    415           $   666
                                                                                              =======            ======

Supplemental disclosure of noncash financing activities:
  Treasury shares received from settlement of Columbia Financial's
    Employee Stock Ownership Plan                                                            $    639           $    -
                                                                                              =======            ======

                           Camco Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three-month periods ended March 31, 2002 and 2001


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation ("Camco" or the "Corporation") included in Camco's Annual Report on Form 10-K for the year ended December 31, 2001. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three month period ended March 31, 2002, are not necessarily indicative of the results which may be expected for the entire year.

         On June 1, 2001, Camco's five wholly-owned community bank subsidiaries, Cambridge Savings Bank, Marietta Savings Bank, First Federal Savings Bank of Washington Court House, First Federal Bank for Savings and Westwood Homestead Savings Bank, merged under the Cambridge Savings Bank charter. At the effective time of the merger, Cambridge Savings Bank was re-named Advantage Bank ("Advantage" or the "Bank"). Advantage is headquartered in Cambridge, Ohio and each of the former banks operates as a separate division of Advantage Bank.

         In November 2001, the Corporation acquired Columbia Financial of Kentucky, Inc. ("Columbia Financial") utilizing the purchase method of accounting (the "Merger"). Columbia Financial was merged into the Corporation upon consummation of the Merger and Columbia Financial's banking subsidiary, Columbia Federal Savings Bank, merged into AdvantageBank and operates as a division of Advantage. Hereinafter, the terms "Advantage" or the "Bank" are used to describe all the pre-existing individual financial institutions owned by the Corporation.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Camco and its two wholly-owned subsidiaries: Advantage Bank and Camco Title Insurance Agency, Inc., as well as two second tier subsidiaries, Camco Mortgage Corporation and WestMar Mortgage Company. All significant intercompany balances and transactions have been eliminated.

3.       Earnings Per Share

         Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under the Corporation's stock option plans. The computations are as follows:

                           Camco Financial Corporation

            For the three-month periods ended March 31, 2002 and 2001


3.       Earnings Per Share (continued)

                                                          For the three months ended
                                                                    March 31,
                                                            2002                  2001
         Weighted-average common shares
           outstanding (basic)                         7,966,767             6,942,012
         Dilutive effect of assumed exercise
           of stock options                              115,828                75,888
                                                       ---------             ---------
         Weighted-average common shares
           outstanding (diluted)                       8,082,595             7,017,900
                                                       =========             =========

         Options to purchase 68,416 and 322,152 shares of common stock with respective weighted-average exercise prices of $14.76 and $12.97 were outstanding at March 31, 2002 and 2001, respectively, but were excluded from the computation of common share equivalents because the exercise prices were greater than the average market price of the common shares.

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

                           Camco Financial Corporation

            For the three-month periods ended March 31, 2002 and 2001


4.       Effects of Recent Accounting Pronouncements (continued)

         SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Prior to adoption of SFAS No. 142, existing goodwill continued to be amortized and tested for impairment under previously existing standards. Upon adoption of SFAS No. 142, Camco designated the Ashland division as a reporting unit. All of Camco's goodwill relates to the Ashland division.

         Pursuant to SFAS No. 142, within nine months of adoption Camco must have completed the first step of the goodwill transitional impairment test: a comparison, as of the beginning of the year, of Ashland's fair value with its carrying value. If the carrying value exceeds fair value, the second step - calculating the amount of goodwill impairment as of the beginning of the year - would be required as soon as possible, but no later than the end of the year. Any transitional impairment loss would be reported as a change in accounting principle in the first interim period financial statements of the implementation year, regardless of when the loss measurement is completed. After completion of the first step of the transitional test, Camco must disclose whether it might have to recognize an impairment loss and when the potential loss would be measured.

         If an impairment indicator arises before the completion of the transition testing, a full impairment test would be required as soon as possible. Any goodwill impairment identified by this test would be reported as an impairment loss, not as a change in accounting principle. Management adopted SFAS No. 142 effective January 1, 2002, as required. The adoption of SFAS No. 142 will result in the elimination of annual goodwill amortization charges of approximately $150,000. Camco recorded goodwill amortization totaling $37,000 for the three-month period ended March 31, 2001.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity must recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. An entity may use either a probability-weighted approach or best-estimate approach in developing estimates of cash flow to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective January 1, 2002, without material effect on the Corporation's financial condition or results of operations.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            For the three-month periods ended March 31, 2002 and 2001


Discussion  of Financial  Condition  Changes from December 31, 2001 to March 31,
2002

At March 31, 2002, Camco's consolidated assets totaled $1.0 billion, a decrease of $57.7 million, or 5.2%, from the December 31, 2001 total. This decrease consisted primarily of decreases in loans receivable and loans held for sale due to high levels of refinance activity. This decrease was accompanied by a corresponding decrease in deposits and Federal Home Loan Bank advances. Excess cash was used to increase our mortgage-backed securities portfolio.

Cash and interest-bearing deposits in other financial institutions totaled $77.9 million at March 31, 2002, a decrease of $27.1 million, or 25.8%, from December 31, 2001 levels. Investment securities totaled $14.0 million at March 31, 2002, a decrease of $5.2 million, or 27.1%, from the total at December 31, 2001, due primarily to maturities.

Mortgage-backed securities totaled $65.2 million at March 31, 2002, an increase of $27.5 million, or 72.8%, over December 31, 2001. Mortgage-backed securities purchases totaled $30.5 million, while principal repayments totaled $2.9 million during the three-month period ended March 31, 2002. Purchases of mortgage-backed securities during the period were comprised of fixed-rate, intermediate term U.S. Government agency securities yielding 5.41%, which were classified as available for sale.

Loans receivable, including loans held for sale, totaled $821.9 million at March 31, 2002, a decrease of $49.6 million, or 5.7%, from December 31, 2001. The decrease resulted primarily from principal repayments of $92.9 million and loan sales of $52.5 million, which were partially offset by loan disbursements, which totaled $96.3 million. The volume of loans originated and purchased during the 2002 three-month period was greater than that of the comparable 2001 period by $30.5 million, or 46.2%, while the volume of loan sales increased by $30.4 million year to year. As interest rates in the economy have remained low, consumer preference continues to favor long-term fixed-rate mortgage loans to fund home purchases and to refinance current loans. Camco will continue its interest-rate risk management strategy of selling low-yielding, long-term, fixed-rate loans. Loan originations for portfolio during the three month period ended March 31, 2002, were comprised primarily of $20.4 million of loans secured by one- to four-family residential real estate, $21.5 million in consumer and other loans and $3.2 million in loans secured by commercial real estate. Management intends to expand its commercial real estate lending in future periods as a means of increasing the yield on its loan portfolio.

Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $10.6 million and $7.9 million at March 31, 2002 and December 31, 2001, respectively, constituting 1.29% and .90% of total net loans, including loans held for sale, at those dates. At March 31, 2002, nonperforming loans were comprised of $8.6 million in loans secured by one- to four-family residential real estate, $611,000 in loans secured by multi-family residential real estate and $1.4 million in loans secured by commercial real estate. Management believes all nonperforming loans are adequately collateralized and no net loss is expected on such loans. Loans delinquent greater than 30 days but less than 90 days totaled $9.2 million at March 31, 2002, compared to $14.2 million at December 31, 2001, a decrease of $5.0 million, or 35.1%. The allowance for loan losses totaled $4.4 million and $4.3 million at March 31, 2002 and December 31, 2001, respectively, representing 41.7% and 54.0% of nonperforming loans, respectively, at those dates. Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances at March 31, 2002, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three-month periods ended March 31, 2002 and 2001


Discussion of Financial Condition Changes from December 31, 2001 to March 31, 2002 (continued)

Deposits totaled $697.6 million at March 31, 2002, a decrease of $32.5 million, or 4.5%, from the total at December 31, 2001. The decrease resulted primarily from management's decision not to bid on public deposits which matured during the quarter, due to the current low interest rate environment. While management has generally pursued a strategy of moderate growth in the deposit portfolio, Advantage has not historically engaged in sporadic increases or decreases in interest rates offered, nor has it offered the highest interest rates available in its market areas. Advances from the Federal Home Loan Bank ("FHLB") decreased by $19.1 million, or 7.4%, to a total of $239.8 million at March 31, 2002. Some of the excess liquidity resulting from repayments on loans receivable and proceeds from loan sales were used to repay FHLB borrowings during the period.

Stockholders' equity totaled $96.3 million at March 31, 2002, a $1.1 million, or 1.2%, increase over December 31, 2001. The increase resulted from net earnings of $2.4 million and proceeds from exercise of stock options of $53,000, which were partially offset by dividends of $996,000 and an increase in treasury shares totaling $639,000. The increase in treasury shares represented the receipt of shares in settlement of the employee stock ownership plan from the Columbia Financial acquisition. Advantage is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2002, the Bank's regulatory capital exceeded all regulatory capital requirements.


Comparison of Results of Operations for the Three Months Ended March 31, 2002 and 2001

General

The acquisition of Columbia Financial, which was completed in November 2001 in a transaction accounted for using the purchase method, provided increases in the level of income and expenses during the period ended March 31, 2002, compared to 2001.

Camco's net earnings for the three months ended March 31, 2002 totaled $2.4 million, an increase of $239,000, or 11.2%, over the $2.1 million of net earnings reported in the comparable 2001 period. The increase in earnings was primarily attributable to an increase in other income of $846,000, which was partially offset by an increase in general, administrative and other expense of $422,000, an increase in the provision for losses on loans of $51,000, an increase in federal income tax expense of $55,000, and a decrease in net interest income of $79,000.

Net Interest Income

Total interest income for the three months ended March 31, 2002, amounted to $16.9 million, a decrease of $2.6 million, or 13.2%, compared to the three-month period ended March 31, 2001, generally reflecting the effects of a decrease in yield on total interest-earning assets of 123 basis points, from 7.85% in the 2001 period to 6.62% in the 2002 period, which was partially offset by a $29.8 million, or 3.0%, increase in the average balance outstanding year to year.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three-month periods ended March 31, 2002 and 2001


Comparison of Results of Operations for the Three Months Ended March 31, 2002 and 2001 (continued)

Net Interest Income (continued)

Interest income on loans totaled $15.3 million for the three months ended March 31, 2002, a decrease of $3.1 million, or 16.7%, from the comparable 2001 period. The decrease resulted primarily from an $81.6 million, or 8.8%, decrease in the average balance outstanding and a 68 basis point decrease in the average yield, to 7.25% in the 2002 period. Interest income on mortgage-backed securities totaled $569,000 for the three months ended March 31, 2002, a $314,000, or 123.1%, increase over the 2001 quarter. The increase was due primarily to a $33.6 million, or 226.6%, increase in the average balance outstanding, which was partially offset by a 218 basis point decrease in the average yield to 4.70% in the 2002 period. Interest income on investment securities decreased by $24,000, or 9.9%, due primarily to a 179 basis point decline in the average yield to 5.16% in the 2002 period, which was partially offset by a $3.0 million increase in the average balance outstanding year to year. Interest income on other interest-earning assets increased by $221,000, or 41.9%, due primarily to a $74.8 million, or 224.6%, increase in the average balance outstanding year to year, partially offset by a decrease in the yield of 356 basis points, to 2.77% from 6.33% for the three-month periods ended March 31, 2002 and 2001, respectively.

Interest expense on deposits decreased by $1.5 million, or 19.0%, to a total of $6.5 million for the three months ended March 31, 2002, due primarily to a 141 basis point decrease in the average cost of deposits, to 3.69% in the current quarter, which was partially offset by a $76.7 million, or 12.1%, increase in average deposits outstanding. Interest expense on borrowings totaled $3.7 million for the three months ended March 31, 2002, a decrease of $947,000, or 20.3%, from the 2001 three-month period. The decrease resulted primarily from a $60.0 million, or 19.6%, decrease in the average balance outstanding year to year. Decreases in the level of average yields on interest-earning assets and average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $79,000, or 1.2%, to a total of $6.6 million for the three months ended March 31, 2002. The interest rate spread decreased to approximately 2.32% at March 31, 2002, from 2.42% at March 31, 2001, while the net interest margin decreased to approximately 2.59% for the three months ended March 31, 2002, compared to 2.70% for the 2001 period.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas and other factors related to the collectibility of the Bank's loan portfolio. Based on an analysis of these factors, management elected to record a provision for losses on loans totaling $207,000 for the three months ended March 31, 2002, an increase of $51,000, or 32.7%, over the comparable period in 2001. The current period provision was predicated primarily on the increase in the level of nonperforming loans. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three-month periods ended March 31, 2002 and 2001


Comparison of Results of Operations for the Three Months Ended March 31, 2002 and 2001 (continued)

Other Income

Other income totaled $2.3 million for the three months ended March 31, 2002, an increase of $846,000, or 60.1%, over the comparable 2001 period. The increase in other income was primarily attributable to a $249,000 increase in loan servicing fees, a $439,000, or 70.2%, increase in gain on sale of loans and a $116,000, or 20.1%, increase in late charges, rent and other. The increase in gain on sale of loans was due to the increase in sales volume, as a result of the demand for fixed-rate loans in the low interest rate environment. The increase in late charges, rent and other was due primarily to an increase in fees from Camco's title agency subsidiary, as well as increases in insurance fees and other fees on loans and deposit transactions. The increase in loan servicing fees was due primarily to increased sales and a partial recovery of an impairment charge on mortgage servicing rights based upon the Corporation's ongoing fair value analysis of the mortgage servicing rights asset.

General, Administrative and Other Expense

General, administrative and other expense totaled $5.1 million for the three months ended March 31, 2002, an increase of $422,000, or 8.9%, over the comparable period in 2001. The acquisition of Columbia Financial in November 2001 resulted in a $578,000 increase in general, administrative and other expense during the 2002 quarter, as compared to the 2001 quarter. Excluding the operating costs of the Columbia division, general, administrative and other expense declined year to year by $156,000, or 3.3%. The overall increase in general, administrative and other expense was due to an increase of $479,000, or 22.6%, in employee compensation and benefits and an increase of $265,000, or 28.0%, in other operating costs, which were partially offset by a $301,000, or 108.3%, decrease in state franchise taxes and a $37,000 decrease in goodwill amortization. The increase in employee compensation and benefits was comprised of $328,000 in expense from the Columbia division and the remaining $151,000, or 7.1%, increase resulted primarily from an increase in management staffing levels and normal merit compensation increases. Camco increased its management staffing complement year to year as it continues to implement its corporate strategy following the 2001 restructuring plan. The increase in other operating expense was due primarily to costs related to greater loan volume year to year. The decrease in franchise tax expense reflects the effects of refund claims on prior year tax filings. The decrease in goodwill amortization was due to the adoption of SFAS No. 142, a new accounting standard which eliminates goodwill amortization.

Federal Income Taxes

The provision for federal income taxes totaled $1.1 million for the three months ended March 31, 2002, an increase of $55,000, or 5.0%, compared to the three months ended March 31, 2001. This increase was primarily attributable to a $294,000, or 9.1%, increase in pre-tax earnings. The Corporation's effective tax rate amounted to 32.5% and 33.8% for the three-month periods ended March 31, 2002 and 2001, respectively.

Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Corporation's market risk since the Corporation's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

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

         (a)  Exhibits:                     None

         (b)  Reports on Form 8-K:          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    May 14, 2002                  By: /s/Richard C. Baylor
     ------------------------              --------------------------------
                                              Richard C. Baylor
                                              Chief Executive Officer




Date:    May 14, 2002                  By: /s/Mark A. Severson
     ------------------------              --------------------------------
                                             Mark A. Severson
                                             Chief Financial Officer