Form 10-Q
period 2002-06-30
CAMCO FINANCIAL CORP
filed 2002-08-14
CIK 16614

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2002
                               -----------------------------------------------

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

                 6901 Glenn Highway, Cambridge, Ohio 43725-9757
------------------------------------------------------------------------------
               (Address of principal executive office) (Zip code)

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

Yes [X]           No [   ]

As of August 9, 2002, the latest practicable date, 7,888,511 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.

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

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (In thousands, except share data)

                                                                                             June 30,      December 31,
         ASSETS                                                                                  2002              2001
Cash and due from banks                                                                    $   16,969        $   15,665
Interest-bearing deposits in other financial institutions                                      43,605            89,299
                                                                                            ---------         ---------
         Cash and cash equivalents                                                             60,574           104,964

Investment securities available for sale - at market                                           20,983               305
Investment securities held to maturity - at cost, approximate market value of
  $10,344 and $19,083 as of June 30, 2002 and December 31, 2001, respectively                  10,151            18,872
Mortgage-backed securities available for sale - at market                                      92,493             6,975
Mortgage-backed securities held to maturity - at cost, approximate market value of
  $28,838 and $30,744 as of June 30, 2002 and December 31, 2001, respectively                  28,647            30,765
Loans held for sale - at lower of cost or market                                               32,737            21,445
Loans receivable - net                                                                        766,613           850,001
Office premises and equipment - net                                                            14,864            14,849
Real estate acquired through foreclosure                                                        1,790             2,151
Federal Home Loan Bank stock - at cost                                                         23,000            22,481
Accrued interest receivable                                                                     5,531             5,769
Prepaid expenses and other assets                                                               2,687             4,779
Cash surrender value of life insurance                                                         16,150            15,751
Goodwill and other intangible assets                                                            2,953             2,953
Prepaid federal income taxes                                                                       -                592
                                                                                            ---------         ---------

         Total assets                                                                      $1,079,173        $1,102,652
                                                                                            =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $  703,345        $  730,075
Advances from the Federal Home Loan Bank                                                      265,600           258,850
Advances by borrowers for taxes and insurance                                                   2,311             3,860
Accounts payable and accrued liabilities                                                        5,620            10,975
Dividends payable                                                                               1,039               962
Accrued federal income taxes                                                                      345                -
Deferred federal income taxes                                                                   2,736             2,759
                                                                                            ---------         ---------
         Total liabilities                                                                    980,996         1,007,481

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares;
    no shares outstanding                                                                          -                 -
  Common stock - $1 par value; authorized 14,900,000 shares, 8,252,623 and
    8,137,039 shares issued at June 30, 2002 and December 31, 2001, respectively                8,253             8,137
  Additional paid-in capital                                                                   53,391            51,722
  Retained earnings - substantially restricted                                                 39,430            36,621
  Accumulated comprehensive income, unrealized gains on securities designated
    as available for sale, net of related tax effects                                             920               107
  Less 298,785 and 126,019 shares of treasury stock at June 30, 2002 and
    December 31, 2001, respectively - at cost                                                  (3,817)           (1,416)
                                                                                            ---------         ---------
         Total stockholders' equity                                                            98,177            95,171
                                                                                            ---------         ---------

         Total liabilities and stockholders' equity                                        $1,079,173        $1,102,652
                                                                                            =========         =========

                           Camco Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                                             Six months ended         Three months ended
                                                                                June 30,                   June 30,
                                                                            2002         2001         2002         2001
Interest income
  Loans                                                                  $30,179      $36,188      $14,835      $17,772
  Mortgage-backed securities                                               1,806          483        1,237          228
  Investment securities                                                      491          443          273          201
  Interest-bearing deposits and other                                      1,452        1,356          704          829
                                                                          ------       ------       ------       ------
         Total interest income                                            33,928       38,470       17,049       19,030

Interest expense
  Deposits                                                                12,464       16,189        5,927        8,117
  Borrowings                                                               7,527        9,010        3,798        4,334
                                                                          ------       ------       ------       ------
         Total interest expense                                           19,991       25,199        9,725       12,451
                                                                          ------       ------      -------       ------

         Net interest income                                              13,937       13,271        7,324        6,579

Provision for losses on loans                                                414          306          207          150
                                                                          ------       ------       ------       ------

         Net interest income after provision
           for losses on loans                                            13,523       12,965        7,117        6,429

Other income
  Late charges, rent and other                                             1,467        1,348          773          770
  Loan servicing fees (costs)                                                463         (465)         234         (445)
  Service charges and other fees on deposits                                 442          423          234          210
  Gain on sale of loans                                                    1,853        1,555          789          930
  Gain on sale of real estate acquired through foreclosure                   105           42           47           31
  Gain on investment securities transactions                                  27           -            27           -
                                                                          ------       ------       ------       ------
         Total other income                                                4,357        2,903        2,104        1,496

General, administrative and other expense
  Employee compensation and benefits                                       5,151        3,959        2,454        1,837
  Occupancy and equipment                                                  1,698        1,586          886          807
  Federal deposit insurance premiums                                          65           60           32           30
  Data processing                                                            559          754          240          404
  Advertising                                                                482          372          297          198
  Franchise taxes                                                            286          566          309          288
  Amortization of goodwill                                                    -            75           -            38
  Other operating                                                          2,583        2,055        1,371        1,108
  Restructuring charges (credits)                                           (112)       1,088          (16)       1,088
                                                                          ------       ------       ------       ------

         Total general, administrative and other expense                  10,712       10,515        5,573        5,798
                                                                          ------       ------       ------       ------

         Earnings before federal income taxes                              7,168        5,353        3,648        2,127

Federal income taxes
  Current                                                                  2,765        1,614        1,319          533
  Deferred                                                                  (442)          69         (141)          60
                                                                          ------       ------       ------       ------
         Total federal income taxes                                        2,323        1,683        1,178          593
                                                                          ------       ------       ------       ------

         NET EARNINGS                                                    $ 4,845      $ 3,670      $ 2,470      $ 1,534
                                                                          ======       ======       ======       ======


         EARNINGS PER SHARE
           Basic                                                            $.61         $.53         $.31         $.22
                                                                             ===          ===          ===          ===

           Diluted                                                          $.60         $.52         $.31         $.22
                                                                             ===          ===          ===          ===

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                        Six months ended              Three months ended
                                                                            June 30,                       June 30,
                                                                       2002         2001              2002         2001
Net earnings                                                         $4,845       $3,670            $2,470       $1,534

Other comprehensive income, net of tax:
  Unrealized holding gains during the period,
    net of tax of $428, $18, $480 and $12 for the
    respective periods                                                  831           35               931           24

  Reclassification adjustment for realized gains included
    in earnings, net of tax of $(9) for each of the six and
    three month periods ended June 30, 2002                             (18)          -                (18)          -
                                                                      -----        -----             -----        -----

Comprehensive income                                                 $5,658       $3,705            $3,383       $1,558
                                                                      =====        =====             =====        =====

Accumulated comprehensive income                                     $  920       $   39            $  920       $   39
                                                                      =====        =====             =====        =====

                           Camco Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                 (In thousands)

                                                                                                 2002              2001
Cash flows from operating activities:
  Net earnings for the period                                                                $  4,845          $  3,670
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                               (270)             (564)
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                                             30                31
    Amortization of goodwill                                                                       -                 75
    Amortization of purchase accounting adjustments - net                                         137               258
    Depreciation and amortization                                                                 652               733
    Provision for losses on loans                                                                 414               306
    Federal Home Loan Bank stock dividends                                                       (519)             (704)
    Gain on sale of real estate acquired through foreclosure                                     (105)              (42)
    Gain on investment securities transactions                                                    (27)               -
    Gain on sale of loans                                                                        (820)             (703)
    Loans originated for sale in the secondary market                                         (97,869)          (77,788)
    Proceeds from sale of loans in the secondary market                                        87,397            73,247
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                 238               192
      Prepaid expenses and other assets                                                         2,092              (860)
      Accrued interest and other liabilities                                                   (5,278)              594
      Federal income taxes:
        Current                                                                                   937               104
        Deferred                                                                                 (442)               72
                                                                                              -------           -------
         Net cash used in operating activities                                                 (8,588)           (1,382)

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities and interest-bearing deposits               9,769            14,730
  Proceeds from disposition of investment securities                                               44                -
  Purchase of investment securities designated as held to maturity                             (1,048)           (4,995)
  Purchase of investment securities designated as available for sale                          (20,607)               -
  Purchase of mortgage-backed securities designated as held to maturity                        (2,065)           (2,017)
  Purchase of mortgage-backed securities designated as available for sale                     (87,558)               -
  Principal repayments on mortgage-backed securities                                            7,335             1,686
  Loan principal repayments                                                                   184,753           137,899
  Loan disbursements                                                                         (100,582)          (88,615)
  Purchase of loans                                                                            (2,125)           (5,839)
  Additions to office premises and equipment                                                     (667)             (248)
  Additions to real estate acquired through foreclosure                                           (18)             (108)
  Proceeds from sale of real estate acquired through foreclosure                                1,599             1,095
  Purchase of Federal Home Loan Bank stock                                                         -               (100)
  Net increase in cash surrender value of life insurance                                         (399)             (142)
                                                                                              -------           -------
         Net cash provided by (used in) investing activities                                  (11,569)           53,349
                                                                                              -------           -------

         Net cash provided by (used in) operating and investing activities
           (balance carried forward)                                                          (20,157)           51,967
                                                                                              -------           -------

                           Camco Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                        For the six months ended June 30,
                                 (In thousands)

                                                                                                 2002              2001
         Net cash provided by (used in) operating and investing activities
           (balance brought forward)                                                         $(20,157)          $51,967

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                                         (26,730)           28,897
  Proceeds from Federal Home Loan Bank advances and other borrowings                           43,500            38,250
  Repayment of Federal Home Loan Bank advances and other borrowings                           (36,803)          (80,073)
  Dividends paid on common stock                                                               (2,036)           (1,670)
  Purchase of treasury stock                                                                   (1,969)               -
  Proceeds from exercise of stock options                                                       1,354               205
  Decrease in advances by borrowers for taxes and insurance                                    (1,549)           (2,370)
                                                                                              -------            ------
         Net cash used in financing activities                                                (24,233)          (16,761)
                                                                                              -------            ------

Increase (decrease) in cash and cash equivalents                                              (44,390)           35,206

Cash and cash equivalents at beginning of period                                              104,964            24,069
                                                                                              -------            ------

Cash and cash equivalents at end of period                                                   $ 60,574           $59,275
                                                                                              =======            ======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                                      $ 20,029           $25,366
                                                                                              =======            ======

    Income taxes                                                                             $  1,903           $ 1,603
                                                                                              =======            ======

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                     $    813           $    35
                                                                                              =======            ======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                             $  1,033           $   852
                                                                                              =======            ======

  Transfers from loans to real estate acquired through foreclosure                           $  1,116           $ 1,477
                                                                                              =======            ======

  Issuance of loans upon sale of real estate acquired through foreclosure                    $    312           $   445
                                                                                              =======            ======

Supplemental disclosure of noncash financing activities:
  Treasury shares received from settlement of Columbia Financial's
    Employee Stock Ownership Plan                                                            $    639           $    -
                                                                                              =======            ======

                           Camco Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the six- and three-month periods ended June 30, 2002 and 2001


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation ("Camco" or the "Corporation") included in Camco's Annual Report on Form 10-K for the year ended December 31, 2001. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six and three month periods ended June 30, 2002, are not necessarily indicative of the results which may be expected for the entire year.

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

         In November 2001, the Corporation acquired Columbia Financial of Kentucky, Inc. ("Columbia Financial") utilizing the purchase method of accounting (the "Merger"). Columbia Financial was merged into the Corporation upon consummation of the Merger and Columbia Financial's banking subsidiary, Columbia Federal Savings Bank, merged into, and operates as a division of, Advantage. Hereinafter, the terms "Advantage" or the "Bank" are used to describe all the pre-existing individual financial institutions owned by the Corporation.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Camco and its two wholly-owned subsidiaries: Advantage Bank and Camco Title Insurance Agency, Inc., as well as two second tier subsidiaries, Camco Mortgage Corporation and WestMar Mortgage Company. All significant intercompany balances and transactions have been eliminated.

3.       Earnings Per Share

         Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                           Camco Financial Corporation

        For the six- and three-month periods ended June 30, 2002 and 2001


3.       Earnings Per Share (continued)


                                                       For the six months ended                For the three months ended
                                                                  June 30,                               June 30,
                                                            2002            2001                    2002           2001
         Weighted-average common shares
           outstanding (basic)                         7,972,857       6,947,792               7,978,880      6,953,509
         Dilutive effect of assumed exercise
           of stock options                              121,281          86,643                 134,300         96,803
                                                       ---------       ---------               ---------      ---------
         Weighted-average common shares
           outstanding (diluted)                       8,094,138       7,034,435               8,113,180      7,050,312
                                                       =========       =========               =========      =========

         Options to purchase 69,116 and 322,152 shares of common stock with respective weighted-average exercise prices of $14.82 and $12.97 were outstanding at June 30, 2002 and 2001, respectively, but were excluded from the computation of common share equivalents for the six and three month periods then ended, because the exercise prices were greater than the average market price of the common shares.

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

         An acquired intangible asset, other than goodwill, should be amortized over its useful economic life. The useful life of an intangible asset is indefinite if it extends beyond the foreseeable horizon. If an asset's life is indefinite, the asset should not be amortized until the life is determined to be finite. Intangible assets being amortized should be tested for impairment in accordance with SFAS No. 144. Intangible assets not being amortized should be tested for impairment, annually and whenever there are indicators of impairment, by comparing the asset's fair value to its carrying amount.

         SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Prior to adoption of SFAS No. 142, existing goodwill continued to be amortized and tested for impairment under previously existing standards. Upon adoption of SFAS No. 142, Camco designated Advantage as a reporting unit. All of Camco's goodwill relates to Advantage.

                           Camco Financial Corporation

        For the six- and three-month periods ended June 30, 2002 and 2001


4.       Effects of Recent Accounting Pronouncements (continued)

         Management adopted SFAS No. 142 effective January 1, 2002, as required. The adoption of SFAS No. 142 will result in the elimination of annual goodwill amortization charges of approximately $150,000. Camco recorded goodwill amortization totaling $75,000 and $38,000 for the six- and three-month periods ended June 30, 2001.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity must recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. An entity may use either a probability-weighted approach or best-estimate approach in developing estimates of cash flows to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective January 1, 2002, without material effect on the Corporation's financial condition or results of operations.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the six- and three-month periods ended June 30, 2002 and 2001


Discussion  of Financial  Condition  Changes from  December 31, 2001 to June 30,
2002

At June 30, 2002, Camco's consolidated assets totaled $1.1 billion, a decrease of $23.5 million, or 2.1%, from the December 31, 2001 total. This decrease consisted primarily of a decrease in loans receivable due to high levels of refinance activity. This decrease was accompanied by a corresponding decrease in deposits. Excess cash was used to increase the investment and mortgage-backed securities portfolios.

Cash and interest-bearing deposits in other financial institutions totaled $60.6 million at June 30, 2002, a decrease of $44.4 million, or 42.3%, from December 31, 2001 levels. Investment securities totaled $31.1 million at June 30, 2002, an increase of $12.0 million, or 62.4%, over the total at December 31, 2001. Investment securities purchases, which were comprised primarily of $19.7 million of intermediate-term callable U.S. Government agency obligations with an average yield of 4.26% and $2.1 million in municipal securities, were partially offset by $9.8 million of maturities.

Mortgage-backed securities totaled $121.1 million at June 30, 2002, an increase of $83.4 million, or 221.0%, over December 31, 2001. Mortgage-backed securities purchases totaled $89.6 million, while principal repayments totaled $7.3 million during the six-month period ended June 30, 2002. Purchases of mortgage-backed securities during the period were comprised primarily of balloon and ten-year amortizing U.S. Government agency securities yielding 5.29%, which were classified as available for sale.

Loans receivable, including loans held for sale, totaled $799.4 million at June 30, 2002, a decrease of $72.1 million, or 8.3%, from December 31, 2001. The decrease resulted primarily from principal repayments of $184.8 million and loan sales of $86.6 million, which were partially offset by loan disbursements and purchases totaling $200.6 million. The volume of loans originated and purchased during the 2002 six-month period was greater than that of the comparable 2001 period by $28.3 million, or 16.5%, while the volume of loan sales increased by $14.0 million year to year. As interest rates in the economy have remained low, consumer preference continues to favor long-term fixed-rate mortgage loans to fund home purchases and to refinance current loans. Camco will continue its interest-rate risk management strategy of selling low-yielding, long-term, fixed-rate loans. Loan originations for portfolio during the six month period ended June 30, 2002, were comprised primarily of $36.0 million of loans secured by one- to four-family residential real estate, $45.8 million in consumer and other loans and $20.9 million in loans secured by commercial real estate. Management intends to expand its commercial real estate lending in future periods as a means of increasing the yield on its loan portfolio.

Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $10.1 million and $7.9 million at June 30, 2002 and December 31, 2001, respectively, constituting 1.26% and .90% of total net loans, including loans held for sale, at those dates. At June 30, 2002, nonperforming loans were comprised of $8.2 million in loans secured by one- to four-family residential real estate, $538,000 in loans secured by multi-family residential real estate, $1.1 million in loans secured by commercial real estate and $207,000 of consumer loans. Management believes all nonperforming loans are adequately collateralized and no loss is expected over and above allocated reserves on such loans. Loans delinquent greater than 30 days but less than 90 days totaled $7.8 million at June 30, 2002, compared to $14.2 million at December 31, 2001, a decrease of $6.4 million, or 45.1%. The allowance for loan losses totaled $4.6 million and $4.3 million at June 30, 2002 and December 31, 2001, respectively, representing 45.6% and 54.0% of nonperforming loans, respectively, at those dates. Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances at June 30, 2002, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2002 and 2001


Discussion of Financial Condition Changes from December 31, 2001 to June 30, 2002 (continued)

Deposits totaled $703.3 million at June 30, 2002, a decrease of $26.7 million, or 3.7%, from the total at December 31, 2001. The decrease resulted primarily from management's decision not to aggressively bid on certificates of deposit which matured during the six month period, due to the current low interest rate environment. While management has generally pursued a strategy of moderate growth in the deposit portfolio, Advantage has not historically engaged in sporadic increases or decreases in interest rates offered, nor has it offered the highest interest rates available in its market areas. Advances from the Federal Home Loan Bank ("FHLB") increased by $6.8 million, or 2.6%, to a total of $265.6 million at June 30, 2002.

Stockholders' equity totaled $98.2 million at June 30, 2002, a $3.0 million, or 3.2%, increase over December 31, 2001. The increase resulted primarily from net earnings of $4.8 million, proceeds from exercise of stock options of $1.4 million and an $813,000 increase in the unrealized gains on available for sale securities, which were partially offset by dividends of $2.0 million and an increase in treasury shares totaling $2.4 million. The increase in treasury shares represented the receipt of shares in settlement of the employee stock ownership plan from the Columbia Financial acquisition coupled with purchases under the 5% stock repurchase plan that was announced in April 2002.

Advantage is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2002, the Bank's regulatory capital exceeded all regulatory capital requirements.


Comparison of Results of Operations for the Six Months Ended June 30, 2002 and 2001

General

The acquisition of Columbia Financial, which was completed in November 2001 in a transaction accounted for using the purchase method, provided increases in the level of income and expenses during the six month period ended June 30, 2002, compared to 2001.

Camco's net earnings for the six months ended June 30, 2002 totaled $4.8 million, an increase of $1.2 million, or 32.0%, over the net earnings reported in the comparable 2001 period. The increase in earnings was primarily attributable to a one-time charge of $1.1 million in pre-tax expense related to the consolidation of the bank charters in 2001 and the recognition of a $112,000 reversal of this restructuring charge during the 2002 period. Additionally, net interest income increased by $666,000 and other income increased by $1.5 million, while the provision for losses on loans increased by $108,000, general, administrative and other expense increased by $1.4 million and the provision for federal income taxes increased by $640,000.

Net Interest Income

Total interest income for the six months ended June 30, 2002, amounted to $33.9 million, a decrease of $4.5 million, or 11.8%, compared to the six-month period ended June 30, 2001, generally reflecting the effects of a decrease in the yield on total interest-earning assets of 115 basis points, from 7.77% in the 2001 period to 6.62% in the 2002 period, which was partially offset by a $34.9 million, or 3.5%, increase in the average balance outstanding year to year.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2002 and 2001


Comparison of Results of Operations for the Six Months Ended June 30, 2002 and 2001 (continued)

Net Interest Income (continued)

Interest income on loans totaled $30.2 million for the six months ended June 30, 2002, a decrease of $6.0 million, or 16.6%, from the comparable 2001 period. The decrease resulted primarily from an $86.4 million, or 9.4%, decrease in the average balance outstanding and a 63 basis point decrease in the average yield, to 7.27% in the 2002 period. Interest income on mortgage-backed securities totaled $1.8 million for the six months ended June 30, 2002, a $1.3 million, or 273.9%, increase over the 2001 period. The increase was due primarily to a $61.9 million, or 417.4%, increase in the average balance outstanding, which was partially offset by a 181 basis point decrease in the average yield, to 4.71% in the 2002 period. Interest income on investment securities increased by $48,000, or 10.8%, due primarily to a $10.3 million increase in the average balance outstanding year to year, which was partially offset by a 335 basis point decline in the average yield, to 4.57% in the 2002 period. Interest income on other interest-earning assets increased by $96,000, or 7.1%, due primarily to a $49.2 million, or 102.0%, increase in the average balance outstanding year to year, partially offset by a decrease in the yield of 264 basis points, to 2.98% from 5.62% for the six-month periods ended June 30, 2002 and 2001, respectively.

Interest expense on deposits totaled $12.5 million for the six months ended June 30, 2002, a decrease of $3.7 million, or 23.0%, compared to the six months ended June 30, 2001, due primarily to a 150 basis point decrease in the average cost of deposits, to 3.53% for the 2002 period, which was partially offset by a $62.8 million, or 9.8%, increase in average balance of deposits outstanding year to year. Interest expense on borrowings totaled $7.5 million for the six months ended June 30, 2002, a decrease of $1.5 million, or 16.5%, from the 2001 six-month period. The decrease resulted primarily from a $42.0 million, or 14.2%, decrease in the average balance outstanding year to year. Decreases in the level of average yields on interest-earning assets and average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001. This low interest rate environment continued through the first six months of 2002.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $666,000, or 5.0%, to a total of $13.9 million for the six months ended June 30, 2002. The interest rate spread increased to approximately 2.46% at June 30, 2002, from 2.41% at June 30, 2001, while the net interest margin increased to approximately 2.72% for the six months ended June 30, 2002, compared to 2.68% for the 2001 period.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas and other factors related to the collectibility of the Bank's loan portfolio. Based on an analysis of these factors, management elected to record a provision for losses on loans totaling $414,000 for the six months ended June 30, 2002, an increase of $108,000, or 35.3%, over the comparable period in 2001. The current period provision was predicated primarily on the increase in the level of nonperforming loans and the increased percentage of loans secured by commercial real estate within the loan portfolio. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2002 and 2001


Comparison of Results of Operations for the Six Months Ended June 30, 2002 and 2001 (continued)

Other Income

Other income totaled $4.4 million for the six months ended June 30, 2002, an increase of $1.5 million, or 50.1%, over the comparable 2001 period. The increase in other income was primarily attributable to a $928,000 increase in loan servicing fees, a $298,000, or 19.2%, increase in gain on sale of loans and a $119,000, or 8.8%, increase in late charges, rent and other. The increase in loan servicing fees was due primarily to a decrease in the level of amortization of mortgage servicing rights and due to the effects of an impairment charge related to mortgage servicing rights recorded in the 2001 period, which was partially recovered in the current period, based upon the Corporation's ongoing fair value analysis of the mortgage servicing rights asset. The increase in gain on sale of loans was due to the increase in sales volume, as Advantage continued to sell fixed-rate loans originated in this low interest rate environment. The increase in late charges, rent and other was due primarily to an increase in insurance fees and other fees on loans and deposit transactions.

General, Administrative and Other Expense

General, administrative and other expense totaled $10.7 million for the six months ended June 30, 2002, an increase of $197,000, or 1.9%, over the comparable period in 2001. The acquisition of Columbia Financial in November 2001 resulted in a $1.2 million increase in general, administrative and other expense during the 2002 period, as compared to the 2001 period. Excluding the operating costs of the Columbia division, general, administrative and other expense decreased year to year by $964,000, or 9.2%. The overall increase in general, administrative and other expense was due primarily to an increase of $1.2 million, or 30.1%, in employee compensation and benefits and an increase of $528,000, or 25.7%, in other operating costs, which were partially offset by the effects of a nonrecurring restructuring charge totaling $1.1 million recorded in the 2001 period and the $112,000 restructuring credit recognized in the 2002 period, as well as a $280,000, or 49.5%, decrease in franchise taxes, a $195,000, or 25.9%, decrease in data processing and a $75,000 decrease in goodwill amortization. The increase in employee compensation and benefits was comprised of $645,000 in expense from the Columbia division and a $659,000, or 16.6%, increase which resulted primarily from an increase in management staffing levels and normal merit compensation increases. Camco increased its management staffing complement year to year as it continues to implement its corporate strategy following the 2001 restructuring plan. The increase in other operating expense was due primarily to costs incurred at the Columbia division totaling $205,000 and a $323,000, or 15.7%, increase resulting primarily from increases in legal expense, costs associated with real estate acquired through foreclosure, office supplies and costs associated with the increase in lending volume year to year. The decrease in franchise tax expense reflects the effects of refund claims on prior year tax filings. The decrease in data processing was due primarily to efficiencies related to the consolidation of the Bank charters. The decrease in goodwill amortization was due to the adoption of SFAS No. 142, a new accounting standard which eliminates goodwill amortization. The restructuring credit resulted from severance charges recorded as part of the 2001 restructuring charge that were not utilized due primarily to early terminations.

Federal Income Taxes

The provision for federal income taxes totaled $2.3 million for the six months ended June 30, 2002, an increase of $640,000, or 38.0%, compared to the six months ended June 30, 2001. This increase was primarily attributable to a $1.8 million, or 33.9%, increase in pre-tax earnings. The Corporation's effective tax rate amounted to 32.4% and 31.4% for the six-month periods ended June 30, 2002 and 2001, respectively.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2002 and 2001


Comparison of Results of Operations for the Three Months Ended June 30, 2002 and 2001

General

The acquisition of Columbia Financial, which was completed in November 2001 in a transaction accounted for using the purchase method, provided increases in the level of income and expenses during the three month period ended June 30, 2002, compared to 2001.

Camco's net earnings for the three months ended June 30, 2002 totaled $2.5 million, an increase of $936,000, or 61.0%, over the $1.5 million of net earnings reported in the comparable 2001 period. The increase in earnings was primarily attributable to a one time charge of $1.1 million in pre-tax expense related to the consolidation of the bank charters in 2001. Additionally, other income increased by $608,000 coupled with an increase of $745,000 in net interest income, which were partially offset by an increase in general, administrative and other expense of $879,000, an increase in the provision for losses on loans of $57,000 and an increase in federal income tax expense of $585,000.

Net Interest Income

Total interest income amounted to $17.0 million for the three months ended June 30, 2002, a decrease of $2.0 million, or 10.4%, compared to the three-month period ended June 30, 2001, generally reflecting the effects of a decrease in yield on total interest-earning assets of 103 basis points, from 7.69% in the 2001 period to 6.66% in the 2002 period, which was partially offset by a $34.4 million, or 3.5%, increase in the average balance of interest-earning assets outstanding year to year.

Interest income on loans totaled $14.8 million for the three months ended June 30, 2002, a decrease of $2.9 million, or 16.5%, from the comparable 2001 period. The decrease resulted primarily from a $94.3 million, or 10.4%, decrease in the average balance outstanding and a 54 basis point decrease in the average yield, to 7.32% in the 2002 period. Interest income on mortgage-backed securities totaled $1.2 million for the three months ended June 30, 2002, a $1.0 million, or 442.5%, increase over the 2001 quarter. The increase was due primarily to an $87.4 million, or 591.8%, increase in the average balance outstanding, which was partially offset by a 134 basis point decrease in the average yield, to 4.84% in the 2002 period. Interest income on investment securities increased by $72,000, or 35.8%, due primarily to a $16.1 million increase in the average balance outstanding, which was partially offset by a decline in the average yield year to year. Interest income on other interest-earning assets decreased by $125,000, or 15.1%, due primarily to a decrease in the average yield, to 3.22% in the 2002 period, partially offset by an increase of $25.2 million, or 40.4%, in the average balance outstanding year to year.

Interest expense on deposits totaled of $5.9 million for the three months ended June 30, 2002, a decrease of $2.2 million, or 27.0%, compared to the same quarter in 2001, due primarily to a 157 basis point decrease in the average cost of deposits, to 3.38% in the current quarter, which was partially offset by a $45.2 million, or 6.9%, increase in average deposits outstanding. Interest expense on borrowings totaled $3.8 million for the three months ended June 30, 2002, a decrease of $536,000, or 12.4%, from the 2001 three-month period. The decrease resulted primarily from a $26.3 million, or 9.2%, decrease in the average balance outstanding year to year, coupled with a 21 basis point decrease in the average cost to 5.88%. Decreases in the level of average yields on interest-earning assets and average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001. This low interest rate environment continued through the first six months of 2002.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2002 and 2001


Comparison of Results of Operations for the Three Months Ended June 30, 2002 and 2001 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $745,000, or 11.3%, to a total of $7.3 million for the three months ended June 30, 2002. The interest rate spread increased to approximately 2.60% at June 30, 2002, from 2.39% at June 30, 2001, while the net interest margin increased to approximately 2.86% for the three months ended June 30, 2002, compared to 2.66% for the 2001 period.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas and other factors related to the collectibility of the Bank's loan portfolio. Based on an analysis of these factors, management elected to record a provision for losses on loans totaling $207,000 for the three months ended June 30, 2002, an increase of $57,000, or 38.0%, over the comparable period in 2001. The current period provision was predicated primarily on the increase in the level of nonperforming loans and the increased percentage of loans secured by commercial real estate within the loan portfolio. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $2.1 million for the three months ended June 30, 2002, an increase of $608,000, or 40.6%, over the comparable 2001 period. The increase in other income was primarily attributable to a $679,000 increase in loan servicing fees, due primarily to a decrease in the level of amortization of mortgage servicing rights and the effects of an impairment charge on mortgage servicing rights recorded in the 2001 period, which was partially recovered in the 2002 quarter, based upon the Corporation's ongoing fair value analysis of the mortgage servicing rights asset.

General, Administrative and Other Expense

General, administrative and other expense totaled $5.6 million for the three months ended June 30, 2002, a decrease of $225,000, or 3.9%, from the comparable period in 2001. The acquisition of Columbia Financial in November 2001 resulted in a $583,000 increase in general, administrative and other expense during the 2002 quarter, as compared to the 2001 quarter. Excluding the operating costs of the Columbia division and the effects of the restructuring charges, general, administrative and other expense increased year to year by $296,000, or 6.3%. Contributing to an increase in general, administrative and other expense were an increase of $617,000, or 33.6%, in employee compensation and benefits and an increase of $99,000, or 50.0%, in advertising costs, which were partially offset by a $164,000, or 40.6%, decrease in data processing expense and a $38,000 decrease in goodwill amortization. The increase in employee compensation and benefits was comprised of $317,000 in expense from the Columbia division and a $300,000, or 16.3%, increase which resulted primarily from an increase in management staffing levels and normal merit compensation increases. Camco increased its management staffing complement year to year as it

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2002 and 2001


Comparison of Results of Operations for the Three Months Ended June 30, 2002 and 2001 (continued)

General, Administrative and Other Expense (continued)

continues to implement its corporate strategy following the 2001 restructuring plan. The increase in advertising was due primarily to advertising in newer market areas to enhance name and brand recognition. The decrease in data processing was due primarily to the effects of efficiencies gained in consolidating the Bank charters. The decrease in franchise tax expense reflects the effects of refund claims on prior year tax filings. The decrease in goodwill amortization was due to the adoption of SFAS No. 142, a new accounting standard which eliminates goodwill amortization. The restructuring credit resulted from severance charges recorded as part of the 2001 restructuring charge that were not utilized due primarily to early terminations.

Federal Income Taxes

The provision for federal income taxes totaled $1.2 million for the three months ended June 30, 2002, an increase of $585,000, or 98.7%, compared to the three months ended June 30, 2001. This increase was primarily attributable to a $1.5 million, or 71.5%, increase in pre-tax earnings. The Corporation's effective tax rates amounted to 32.3% and 27.9% for the three-month periods ended June 30, 2002 and 2001, respectively.


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

         None

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On May 28, 2002, Camco held its Annual Meeting of Stockholders. Two matters were submitted to stockholders for which the following votes were cast:

         Four directors were elected with terms expiring in 2005, as follows:

                                                  For               Withheld

         Larry A. Caldwell                    6,251,059              319,827
         Carson K. Miller                     6,237,110              333,775
         Samuel W. Speck                      6,250,250              320,636
         Jeffrey T. Tucker                    6,251,372              319,514

         Approval of the Camco  Financial  Corporation  2002  Equity  Incentive
         Plan:

         For:  3,958,749      Against:  569,918       Abstain:  96,351        Broker Non-Vote:  1,945,868

ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              99.1                      Certification of Chief Executive Officer
              99.2                      Certification of Chief Financial Officer

         (b)  Reports on Form 8-K:      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    August 14, 2002                     By: /s/Richard C. Baylor
     ----------------------------                -----------------------------
                                                    Richard C. Baylor
                                                    Chief Executive Officer




Date:    August 14, 2002                     By: /s/Mark A. Severson
     ----------------------------                -----------------------------
                                                   Mark A. Severson
                                                   Chief Financial Officer