Form 10-Q
period 2002-09-30
CAMCO FINANCIAL CORP
filed 2002-11-14
CIK 16614

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2002
                               -----------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 0-25196

                           CAMCO FINANCIAL CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   51-0110823
-------------------------------          -------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

                 6901 Glenn Highway, Cambridge, Ohio 43725-9757
------------------------------------------------------------------------------
               (Address of principal executive office) (Zip code)

Registrant's telephone number, including area code: (740) 435-2020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [  ]

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]           No [  ]


As of November 12, 2002, the latest practicable date, 7,800,875 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.

                           Camco Financial Corporation

                                      INDEX

                                                                        Page

PART I  -  FINANCIAL INFORMATION

           Consolidated Statements of Financial Condition                  3

           Consolidated Statements of Earnings                             4

           Consolidated Statements of Comprehensive Income                 5

           Consolidated Statements of Cash Flows                           6

           Notes to Consolidated Financial Statements                      8

           Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                     11

           Quantitative and Qualitative Disclosures about
           Market Risk                                                    17

           Controls and Procedures                                        17


PART II -  OTHER INFORMATION                                              18

SIGNATURES                                                                19

CERTIFICATIONS                                                            20

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                        September 30,      December 31,
         ASSETS                                                                                  2002              2001
Cash and due from banks                                                                    $   23,477        $   15,665
Interest-bearing deposits in other financial institutions                                      17,706            89,299
                                                                                            ---------         ---------
         Cash and cash equivalents                                                             41,183           104,964

Investment securities available for sale - at market                                           46,792               305
Investment securities held to maturity - at cost, approximate market value of
  $8,169 and $19,083 as of September 30, 2002 and December 31, 2001, respectively               7,993            18,872
Mortgage-backed securities available for sale - at market                                     107,525             6,975
Mortgage-backed securities held to maturity - at cost, approximate market value of
  $23,343 and $30,744 as of September 30, 2002 and December 31, 2001, respectively             23,865            30,765
Loans held for sale - at lower of cost or market                                               24,984            21,445
Loans receivable - net                                                                        776,541           850,001
Office premises and equipment - net                                                            14,736            14,849
Real estate acquired through foreclosure                                                        1,634             2,151
Federal Home Loan Bank stock - at cost                                                         23,275            22,481
Accrued interest receivable                                                                     5,471             5,769
Prepaid expenses and other assets                                                               2,251             4,779
Cash surrender value of life insurance                                                         17,180            15,751
Goodwill and other intangible assets                                                            2,953             2,953
Prepaid federal income taxes                                                                      455               592
                                                                                            ---------         ---------

         Total assets                                                                      $1,096,838        $1,102,652
                                                                                            =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $  703,218        $  730,075
Advances from the Federal Home Loan Bank                                                      282,122           258,850
Advances by borrowers for taxes and insurance                                                   2,611             3,860
Accounts payable and accrued liabilities                                                        4,625            10,975
Dividends payable                                                                               1,051               962
Deferred federal income taxes                                                                   5,064             2,759
                                                                                            ---------         ---------
         Total liabilities                                                                    998,691         1,007,481

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares;
    no shares outstanding                                                                          -                 -
  Common stock - $1 par value; authorized 14,900,000 shares, 8,278,635 and
    8,137,039 shares issued at September 30, 2002 and December 31, 2001, respectively           8,279             8,137
  Additional paid-in capital                                                                   53,604            51,722
  Retained earnings - substantially restricted                                                 40,914            36,621
  Accumulated comprehensive income, unrealized gains on securities designated
    as available for sale, net of related tax effects                                           1,675               107
  Less 477,760 and 126,019 shares of treasury stock at September 30, 2002 and
    December 31, 2001, respectively - at cost                                                  (6,325)           (1,416)
                                                                                            ---------         ---------
         Total stockholders' equity                                                            98,147            95,171
                                                                                            ---------         ---------

         Total liabilities and stockholders' equity                                        $1,096,838        $1,102,652
                                                                                            =========         =========

                           Camco Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                            Nine months ended        Three months ended
                                                                              September 30,             September 30,
                                                                            2002         2001         2002         2001
Interest income
  Loans                                                                  $44,047      $53,087      $13,868      $16,899
  Mortgage-backed securities                                               3,295          706        1,489          223
  Investment securities                                                      929          447          438          110
  Interest-bearing deposits and other                                      2,118        2,313          666          851
                                                                          ------       ------       ------       ------
         Total interest income                                            50,389       56,553       16,461       18,083

Interest expense
  Deposits                                                                18,008       23,918        5,544        7,729
  Borrowings                                                              11,511       13,102        3,984        4,092
                                                                          ------       ------       ------       ------
         Total interest expense                                           29,519       37,020        9,528       11,821
                                                                          ------       ------       ------       ------

         Net interest income                                              20,870       19,533        6,933        6,262

Provision for losses on loans                                                752          458          338          152
                                                                          ------       ------       ------       ------

         Net interest income after provision
           for losses on loans                                            20,118       19,075        6,595        6,110

Other income
  Late charges, rent and other                                             2,368        2,084          901          739
  Loan servicing fees (costs)                                                523         (715)          60         (250)
  Service charges and other fees on deposits                                 718          650          276          227
  Gain on sale of loans                                                    3,301        2,718        1,448        1,163
  Gain on investment securities transactions                                  27           -            -            -
  Gain on disposition of premises and equipment                               -            30           -            27
  Gain (loss) on sale of real estate acquired through foreclosure            104           56           (1)          14
                                                                          ------       ------       ------       ------
         Total other income                                                7,041        4,823        2,684        1,920

General, administrative and other expense
  Employee compensation and benefits                                       7,767        5,854        2,712        1,895
  Occupancy and equipment                                                  2,555        2,366          857          780
  Federal deposit insurance premiums                                          94           90           29           30
  Data processing                                                            937        1,063          378          309
  Advertising                                                                605          539          123          167
  Franchise taxes                                                            612          855          326          289
  Amortization of goodwill                                                    -           112           -            37
  Other operating                                                          3,813        3,104        1,134        1,049
  Restructuring charges (credits)                                           (112)       1,088           -            -
                                                                          ------       ------       ------       ------

         Total general, administrative and other expense                  16,271       15,071        5,559        4,556
                                                                          ------       ------       ------       ------

         Earnings before federal income taxes                             10,888        8,827        3,720        3,474

Federal income taxes
  Current                                                                  2,001        2,348         (764)         734
  Deferred                                                                 1,512          457        1,954          388
                                                                          ------       ------       ------       ------
         Total federal income taxes                                        3,513        2,805        1,190        1,122
                                                                          ------       ------       ------       ------

         NET EARNINGS                                                   $  7,375     $  6,022     $  2,530     $  2,352
                                                                         =======      =======      =======      =======

         EARNINGS PER SHARE
           Basic                                                           $0.93        $0.87        $0.32        $0.34
                                                                            ====         ====         ====         ====

           Diluted                                                         $0.92        $0.85        $0.32        $0.33
                                                                            ====         ====         ====         ====

                           Camco Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                        Nine months ended            Three months ended
                                                                          September 30,                 September 30,
                                                                       2002         2001              2002         2001
Net earnings                                                         $7,375       $6,022            $2,530       $2,352

Unrealized gains (losses) on securities:
  Unrealized holding gains during the period, net of
    related taxes of $817, $50, $435 and $32
    for the nine and three months ended  September 30,
    2002 and 2001, respectively                                       1,586           97               845           62

  Reclassification adjustment for realized gains included in
    net earnings, net of taxes of $9                                    (18)          -                 -            -
                                                                      -----        -----             -----        -----


Comprehensive income                                                 $8,943       $6,119            $3,375       $2,414
                                                                      =====        =====             =====        =====

Accumulated comprehensive income                                     $1,675       $  101            $1,675       $  101
                                                                      =====        =====             =====        =====

                           Camco Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                 (In thousands)


                                                                                               2002                2001
Cash flows from operating activities:
  Net earnings for the period                                                              $  7,375            $  6,022
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                             (504)               (739)
    Amortization of premiums and discounts on investment
      and mortgage-backed securities - net                                                      317                  49
    Amortization of goodwill                                                                     -                  112
    Amortization of purchase accounting adjustments - net                                       189                 233
    Depreciation and amortization                                                               989               1,057
    Provision for losses on loans                                                               752                 458
    Gain on sale of real estate acquired through foreclosure                                   (104)                (56)
    Federal Home Loan Bank stock dividends                                                     (794)             (1,060)
    Gain on investment securities transactions                                                  (27)                 -
    Gain on sale of loans                                                                    (1,667)             (1,339)
    Gain on sale of premises and equipment                                                       -                  (30)
    Loans originated for sale in the secondary market                                      (142,001)           (129,171)
    Proceeds from sale of loans in the secondary market                                     140,129             127,568
    Increase (decrease) in cash due to changes in:
        Accrued interest receivable                                                             298                 314
        Prepaid expenses and other assets                                                     2,528                (825)
        Accrued interest and other liabilities                                               (6,261)             (1,124)
        Federal income taxes:
          Current                                                                               137               1,259
          Deferred                                                                            1,512                 457
                                                                                            -------             -------
         Net cash provided by operating activities                                            2,868               3,185

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities                                          21,567              17,230
  Proceeds from sale of investment securities designated as available for sale                   44                  -
  Purchase of investment securities designated as held to maturity                           (1,048)             (6,995)
  Purchase of investment securities designated as available for sale                        (55,864)                 -
  Purchase of mortgage-backed securities designated as available for sale                  (108,411)                 -
  Purchase of mortgage-backed securities designated as held to maturity                          -               (5,517)
  Purchase of loans                                                                          (2,125)             (6,886)
  Loan disbursements                                                                       (197,883)           (118,716)
  Principal repayments on loans                                                             271,943             208,801
  Principal repayments on mortgage-backed securities                                         16,525               3,349
  Purchase of office premises and equipment                                                    (876)               (681)
  Proceeds from sales of real estate acquired through foreclosure                             1,795               1,570
  Additions to real estate acquired through foreclosure                                         (21)                (87)
  Purchase of Federal Home Loan Bank stock                                                       -                 (100)
  Purchase of cash surrender value of life insurance                                           (825)                 -
  Net increase in cash surrender value of life insurance                                       (604)               (213)
                                                                                            -------             -------
         Net cash provided by (used in) investing activities                                (55,783)             91,755
                                                                                            -------             -------

         Net cash provided by (used in) operating and investing activities
           (subtotal carried forward)                                                       (52,915)             94,940
                                                                                            -------             -------

                           Camco Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended September 30,
                                 (In thousands)


                                                                                               2002                2001
         Net cash provided by (used in) operating and investing activities
           (subtotal brought forward)                                                      $(52,915)            $94,940

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                                       (26,857)             16,992
  Proceeds from Federal Home Loan Bank advances                                              68,500              38,250
  Repayment of Federal Home Loan Bank advances                                              (45,293)            (88,827)
  Dividends paid on common stock                                                             (3,082)             (2,514)
  Purchase of treasury stock                                                                 (4,478)                 -
  Proceeds from exercise of stock options                                                     1,593               1,201
  Advances by borrowers for taxes and insurance                                              (1,249)             (1,910)
                                                                                            -------              ------
         Net cash used in financing activities                                              (10,866)            (36,808)
                                                                                            -------              ------

Net increase (decrease) in cash and cash equivalents                                        (63,781)             58,132

Cash and cash equivalents at beginning of period                                            104,964              24,069
                                                                                            -------              ------

Cash and cash equivalents at end of period                                                 $ 41,183             $82,201
                                                                                            =======              ======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                                    $ 28,200             $35,634
                                                                                            =======              ======

    Income taxes                                                                           $  1,903             $ 2,544
                                                                                            =======              ======

Supplemental disclosure of noncash investing activities:
  Transfers from mortgage loans to real estate acquired
    through foreclosure                                                                    $  1,168             $ 2,251
                                                                                            =======              ======

  Unrealized gains on investments and mortgage-backed
    securities designated as available for sale                                            $  1,568             $    97
                                                                                            =======              ======

  Recognition of mortgage servicing rights in
    accordance with SFAS No. 140                                                           $  1,634             $ 1,379
                                                                                            =======              ======

  Issuance of loans upon sale of real estate acquired through foreclosure                  $    594             $   162
                                                                                            =======              ======

  Supplemental disclosure of noncash financing activities:
     Treasury shares received from settlement of Columbia Financial's
      Employee Stock Ownership Plan                                                        $    639             $    -
                                                                                            =======              ======

                           Camco Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the nine- and three-month periods ended September 30, 2002 and 2001


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation ("Camco" or the "Corporation") included in Camco's Annual Report on Form 10-K for the year ended December 31, 2001. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine and three month periods ended September 30, 2002, are not necessarily indicative of the results which may be expected for the entire year.

         On June 1, 2001 Camco's five wholly-owned community bank subsidiaries, Cambridge Savings Bank, Marietta Savings Bank, First Federal Savings Bank of Washington Court House, First Federal Bank for Savings and Westwood Homestead Savings Bank, merged under the Cambridge Savings Bank charter. At the effective time of the merger, Cambridge Savings Bank was re-named Advantage Bank ("Advantage" or the "Bank"). Advantage is headquartered in Cambridge, Ohio and each of the former banks operates as a separate division of Advantage.

         In November 2001, the Corporation acquired Columbia Financial of Kentucky, Inc. ("Columbia Financial") utilizing the purchase method of accounting (the "Merger"). Columbia Financial was merged into the Corporation upon consummation of the Merger and Columbia Financial's banking subsidiary, Columbia Federal Savings Bank ("Columbia"), merged into, and operates as a division of, Advantage.

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

3.       Earnings Per Share

         Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                                         For the nine months ended             For the three months ended
                                                                September 30,                          September 30,
                                                            2002            2001                    2002           2001
         Weighted-average common shares
           outstanding (basic)                         7,947,311       6,961,160               7,897,051      6,987,461
         Dilutive effect of assumed exercise
           of stock options                              107,509          92,530                 111,444        115,460
                                                       ---------       ---------               ---------      ---------
         Weighted-average common shares
           outstanding (diluted)                       8,054,820       7,053,690               8,008,495      7,102,921
                                                       =========       =========               =========      =========

                           Camco Financial Corporation

     For the nine- and three-month periods ended September 30, 2002 and 2001


3.       Earnings Per Share (continued)

         Options to purchase 65,441 and 252,152 shares of common stock with respective weighted-average exercise prices of $14.83 and $13.11 were outstanding at September 30, 2002 and 2001, respectively, but were excluded from the computation of common share equivalents for the nine and three month periods then ended, because the exercise prices were greater than the average market price of the common shares.

4.       Effects of Recent Accounting Pronouncements

         In September 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. All goodwill should be assigned to reporting units that are expected to benefit from the goodwill. When an entity reorganizes its reporting structure, goodwill should be reallocated to reporting units based on the relative fair values of the units. Goodwill impairment should be tested with a two-step approach. First, the fair value of the reporting unit should be compared to its carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, then any goodwill impairment should be measured as the excess of the goodwill's carrying value over its implied fair value. The implied fair value of goodwill should be calculated in the same manner as goodwill is calculated for a business combination, using the reporting units' fair value as the "purchase price." Therefore, the goodwill's implied fair value will be the excess of the "purchase price" over the amounts allocated to assets, including unrecognized intangible assets, and liabilities of the reporting unit. Goodwill impairment losses should be reported in the income statement as a separate line item within operations, except for such losses included in the calculation of a gain or loss from discontinued operations.

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

         Management adopted SFAS No. 142 effective January 1, 2002, as required. The adoption of SFAS No. 142 will result in the elimination of annual goodwill amortization charges of approximately $150,000. Camco recorded goodwill amortization totaling $112,000 and $37,000 for the nine- and three-month periods ended September 30, 2001.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity must recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate

                           Camco Financial Corporation

     For the nine- and three-month periods ended September 30, 2002 and 2001


4.       Effects of Recent Accounting Pronouncements (continued)

         that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. An entity may use either a probability-weighted approach or best-estimate approach in developing estimates of cash flows to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective January 1, 2002, without material effect on the Corporation's financial condition or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on the Corporation's financial condition or results of operations.

         In October 2002, the FASB issued SFAS No. 147, "Accounting for Certain Financial Institutions: An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions," exceptfor transactions between mutual enterprises. Accordingly, the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired in a business combination should be recognized and accounted for as goodwill in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

         SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business. Otherwise, the acquisition should be accounted for as the acquisition of net assets.

         SFAS No. 147 also amends the scope of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer relationship assets of financial institutions (including mutual enterprises) such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.

         The provisions of SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to impairment of long-term customer relationship assets are effective October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted.

         SFAS No. 147 is not expected to have a material effect on the Corporation's financial condition or results of operations.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the nine- and three-month periods ended September 30, 2002 and 2001


Discussion of Financial Condition Changes from December 31, 2001 to September 30, 2002

At September 30, 2002, Camco's consolidated assets totaled $1.1 billion, a decrease of $5.8 million, or .5%, from the December 31, 2001 total. The decrease in total assets was comprised primarily of a decrease in loans receivable and a decrease in cash and cash equivalents, which were partially offset by increases in investment securities and mortgage-backed securities. This shift was due to the investing of excess cash after year end and the paydown of the one- to four-family portfolio due to high prepayments in a low interest rate environment.

Cash and interest-bearing deposits in other financial institutions totaled $41.2 million at September 30, 2002, a decrease of $63.8 million, or 60.8%, from December 31, 2001 levels. Investment securities totaled $54.8 million at September 30, 2002, an increase of $35.6 million, or 185.7%, over the total at December 31, 2001. Investment securities purchases, which were comprised primarily of $52.9 million of intermediate-term callable U.S. Government agency obligations with an average yield of 3.60% and $2.9 million in municipal securities, were partially offset by $21.6 million of maturities.

Mortgage-backed securities totaled $131.4 million at September 30, 2002, an increase of $93.7 million, or 248.1%, over December 31, 2001. Mortgage-backed securities purchases totaled $108.4 million, while principal repayments totaled $16.5 million during the nine-month period ended September 30, 2002. Purchases of mortgage-backed securities during the period were comprised primarily of balloon and ten-year amortizing U.S. Government agency securities yielding 5.13%, which were classified as available for sale. Purchases of investment and mortgage-backed securities were funded with proceeds from loan principal repayments and excess liquidity.

Loans receivable, including loans held for sale, totaled $801.5 million at September 30, 2002, a decrease of $69.6 million, or 8.0%, from December 31, 2001. The decrease resulted primarily from principal repayments of $271.9 million and loan sales of $138.5 million, which were partially offset by loan disbursements and purchases totaling $342.0 million. The volume of loans originated and purchased during the 2002 nine-month period was greater than that of the comparable 2001 period by $87.2 million, or 34.2%, while the volume of loan sales increased by $12.2 million year to year. As interest rates in the economy have remained low, consumer preference continues to favor long-term fixed-rate mortgage loans to fund home purchases and to refinance current loans. Camco will continue its interest-rate risk management strategy of selling low-yielding, long-term, fixed-rate loans. Loan originations during the nine month period ended September 30, 2002, were comprised primarily of $246.3 million of loans secured by one- to four-family residential real estate, $69.0 million in consumer and other loans and $26.7 million in loans secured by commercial real estate. Management intends to expand its commercial real estate lending in future periods as a means of increasing the yield on its loan portfolio.

The allowance for loan losses totaled $4.9 million and $4.3 million at September 30, 2002 and December 31, 2001, respectively, representing 47.3% and 54.0% of nonperforming loans, respectively, at those dates. Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $10.4 million and $7.9 million at September 30, 2002 and December 31, 2001, respectively, constituting 1.30% and .90% of total net loans, including loans held for sale, at those dates. At September 30, 2002, nonperforming loans were comprised of $9.1 million in one- to four-family residential real estate loans, $231,000 in nonresidential real estate loans, $182,000 in commercial real estate loans and $952,000 of consumer loans. Management believes all nonperforming loans are adequately collateralized and no loss is expected over and above allocated reserves on such loans. Loans delinquent greater than 30 days but less than 90 days totaled $8.0 million at September 30, 2002, compared to $14.2 million at December 31, 2001, a decrease of $6.2 million, or 43.7%. Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances at September 30, 2002, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine- and three-month periods ended September 30, 2002 and 2001


Discussion of Financial Condition Changes from December 31, 2001 to September 30, 2002 (continued)

Deposits totaled $703.2 million at September 30, 2002, a decrease of $26.9 million, or 3.7%, from the total at December 31, 2001. The decrease resulted primarily from management's decision not to aggressively bid on certificates of deposit which matured during the nine month period, due to the current low interest rate environment. While management has generally pursued a strategy of moderate growth in the deposit portfolio, Advantage has not historically offered the highest interest rates available in its market areas. Advances from the Federal Home Loan Bank ("FHLB") increased by $23.3 million, or 9.0%, to a total of $282.1 million at September 30, 2002.

Stockholders' equity totaled $98.1 million at September 30, 2002, a $3.0 million, or 3.1%, increase over December 31, 2001. The increase resulted primarily from net earnings of $7.4 million, proceeds from the exercise of stock options of $2.0 million and a $1.6 million increase in the unrealized gains on available for sale securities, which were partially offset by dividends of $3.1 million and an increase in treasury shares totaling $4.9 million. The increase in treasury shares represented the receipt of shares in settlement of the employee stock ownership plan from the Columbia Financial acquisition coupled with purchases under the 5% stock repurchase plan that was announced in April 2002.

Advantage is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2002, the Bank's regulatory capital exceeded all regulatory capital requirements.


Comparison of Results of Operations for the Nine Months Ended September 30, 2002 and 2001

General

The acquisition of Columbia Financial, which was completed in November 2001 in a transaction accounted for using the purchase method, provided increases in the level of income and expenses during the nine month period ended September 30, 2002, compared to 2001.

Camco's net earnings for the nine months ended September 30, 2002 totaled $7.4 million, an increase of $1.4 million, or 22.5%, over the net earnings reported in the comparable 2001 period. The increase in earnings was primarily attributable to a one-time charge of $1.1 million in pre-tax expense related to the consolidation of the bank charters in the 2001 period and the recognition of a $112,000 reversal of this restructuring charge during the 2002 period. Additionally, net interest income increased by $1.3 million and other income increased by $2.2 million, while the provision for losses on loans increased by $294,000, general, administrative and other expense increased by $1.2 million and the provision for federal income taxes increased by $708,000.

Net Interest Income

Total interest income for the nine months ended September 30, 2002, amounted to $50.4 million, a decrease of $6.2 million, or 10.9%, compared to the nine-month period ended September 30, 2001, generally reflecting the effects of a decrease in the yield on total interest-earning assets of 116 basis points, from 7.67% in the 2001 period to 6.51% in the 2002 period, which was partially offset by a $47.9 million, or 4.9%, increase in the average balance outstanding year to year.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine- and three-month periods ended September 30, 2002 and 2001


Comparison of Results of Operations for the Nine Months Ended September 30, 2002 and 2001 (continued)

Net Interest Income (continued)

Interest income on loans totaled $44.0 million for the nine months ended September 30, 2002, a decrease of $9.0 million, or 17.0%, from the comparable 2001 period. The decrease resulted primarily from an $82.3 million, or 9.1%, decrease in the average balance outstanding and a 68 basis point decrease in the average yield, to 7.18% in the 2002 period. Interest income on mortgage-backed securities totaled $3.3 million for the nine months ended September 30, 2002, a $2.6 million, or 366.7%, increase over the 2001 period. The increase was due primarily to a $77.8 million, or 504.9%, increase in the average balance outstanding, which was partially offset by a 139 basis point decrease in the average yield, to 4.71% in the 2002 period. Interest income on investment securities increased by $482,000, or 107.8%, due primarily to a $21.7 million increase in the average balance outstanding year to year, which was partially offset by a 201 basis point decline in the average yield, to 3.89% in the 2002 period. Interest income on other interest-earning assets decreased by $195,000, or 8.4%, due primarily to a decrease in the yield of 218 basis points, to 3.21% in 2002, which was partially offset by a $30.7 million, or 53.6%, increase in the average balance outstanding year to year.

Interest expense on deposits totaled $18.0 million for the nine months ended September 30, 2002, a decrease of $5.9 million, or 24.7%, compared to the nine months ended September 30, 2001, due primarily to a 153 basis point decrease in the average cost of deposits, to 3.40% for the 2002 period, which was partially offset by a $59.0 million, or 9.1%, increase in average balance of deposits outstanding year to year. Interest expense on borrowings totaled $11.5 million for the nine months ended September 30, 2002, a decrease of $1.6 million, or 12.1%, from the 2001 nine-month period. The decrease resulted primarily from a $25.1 million, or 8.8%, decrease in the average balance outstanding year to year. Decreases in the level of average yields on interest-earning assets and average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001. This low interest rate environment continued through the first nine months of 2002.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.3 million, or 6.8%, to a total of $20.9 million for the nine months ended September 30, 2002. The interest rate spread increased to approximately 2.45% at September 30, 2002, from 2.38% at September 30, 2001, while the net interest margin increased to approximately 2.70% for the nine months ended September 30, 2002, compared to 2.65% for the 2001 period.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas and other factors related to the collectibility of the Bank's loan portfolio. Based on an analysis of these factors, management elected to record a provision for losses on loans totaling $752,000 for the nine months ended September 30, 2002, an increase of $294,000, or 64.2%, over the comparable period in 2001. The current period provision was predicated primarily on the increase in the level of nonperforming loans and the increased percentage of loans secured by commercial real estate within the loan portfolio. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine- and three-month periods ended September 30, 2002 and 2001


Comparison of Results of Operations for the Nine Months Ended September 30, 2002 and 2001 (continued)

Other Income

Other income totaled $7.0 million for the nine months ended September 30, 2002, an increase of $2.2 million, or 46.0%, over the comparable 2001 period. The increase in other income was primarily attributable to a $1.2 million increase in loan servicing fees, a $583,000, or 21.4%, increase in gain on sale of loans and a $284,000, or 13.6%, increase in late charges, rent and other. The increase in loan servicing fees was due primarily to a decrease in the level of amortization of mortgage servicing rights and due to the effects of a valuation allowance to recognize impairment on mortgage servicing rights recorded in the 2001 period, which was partially recovered in the current period, based upon the Corporation's ongoing fair value analysis of the mortgage servicing rights asset. The increase in gain on sale of loans was due to the increase in sales volume as Advantage continued to sell fixed-rate loans originated in this low interest rate environment. The increase in late charges, rent and other was due primarily to an increase in insurance fees, title premiums and other fees on loans and deposit transactions.

General, Administrative and Other Expense

General, administrative and other expense totaled $16.3 million for the nine months ended September 30, 2002. The acquisition of Columbia Financial in November 2001 resulted in increased general, administrative and other expense during the 2002 period, as compared to the 2001 period. Including the operating costs of the Columbia division, general, administrative and other expense increased year to year by $1.2 million, or 8.0%. The overall increase in general, administrative and other expense was due primarily to an increase of $1.9 million, or 32.7%, in employee compensation and benefits and an increase of $709,000, or 22.8%, in other operating costs, which were partially offset by the effects of a nonrecurring restructuring charge totaling $1.1 million recorded in the 2001 period and the $112,000 restructuring credit recognized in the 2002 period, as well as a $243,000, or 28.4%, decrease in franchise taxes, a $126,000, or 11.9%, decrease in data processing and a $112,000 decrease in goodwill amortization. The increase in employee compensation and benefits was due primarily to the acquisition of the Columbia division, an increase in management staffing levels and normal merit compensation increases. Camco increased its management staffing complement year to year as it continues to implement its corporate strategy following the 2001 restructuring plan. The increase in other operating expense was due primarily to costs incurred at the Columbia division and increases in legal expense, costs associated with real estate acquired through foreclosure, office supplies and costs associated with the increase in lending volume year to year. The decrease in franchise tax expense reflects the effects of refund claims on prior year tax filings. The decrease in data processing was due primarily to efficiencies related to the consolidation of the Bank charters. The decrease in goodwill amortization was due to the adoption of SFAS No. 142, a new accounting standard which eliminates goodwill amortization. The restructuring credit resulted from severance charges recorded as part of the 2001 restructuring charge that were not utilized due primarily to early terminations.

Federal Income Taxes

The provision for federal income taxes totaled $3.5 million for the nine months ended September 30, 2002, an increase of $708,000, or 25.2%, compared to the nine months ended September 30, 2001. This increase was primarily attributable to a $2.1 million, or 23.3%, increase in pre-tax earnings. The Corporation's effective tax rate amounted to 32.3% and 31.8% for the nine-month periods ended September 30, 2002 and 2001, respectively.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine- and three-month periods ended September 30, 2002 and 2001


Comparison of Results of Operations for the Three Months Ended September 30, 2002 and 2001

General

Camco's net earnings for the three months ended September 30, 2002 totaled $2.5 million, an increase of $178,000, or 7.6%, over the $2.4 million of net earnings reported in the comparable 2001 period. The increase in earnings was primarily attributable to an increase of $671,000 in net interest income and an increase in other income of $764,000, which were partially offset by an increase in general, administrative and other expense of $1.0 million, an increase in the provision for losses on loans of $186,000 and an increase in federal income tax expense of $68,000. The acquisition of Columbia Financial, which was completed in November 2001 in a transaction accounted for using the purchase method, contributed to increases in the level of income and expenses during the three month period ended September 30, 2002, compared to 2001.

Net Interest Income

Total interest income amounted to $16.5 million for the three months ended September 30, 2002, a decrease of $1.6 million, or 9.0%, compared to the three-month period ended September 30, 2001, generally reflecting the effects of a decrease in yield on total interest-earning assets of 114 basis points, from 7.45% in the 2001 period to 6.31% in the 2002 period, which was partially offset by a $72.6 million, or 7.5%, increase in the average balance of interest-earning assets outstanding year to year.

Interest income on loans totaled $13.9 million for the three months ended September 30, 2002, a decrease of $3.0 million, or 17.9%, from the comparable 2001 period. The decrease resulted primarily from a $77.5 million, or 8.9%, decrease in the average balance outstanding and a 77 basis point decrease in the average yield, to 6.99% in the 2002 period. Interest income on mortgage-backed securities totaled $1.5 million for the three months ended September 30, 2002, a $1.3 million, or 567.7%, increase over the 2001 quarter. The increase was due primarily to a $112.7 million, or 684.4%, increase in the average balance outstanding, which was partially offset by a 78 basis point decrease in the average yield, to 4.61% in the 2002 period. Interest income on investment securities increased by $328,000, or 298.2%, due primarily to a $42.3 million increase in the average balance outstanding, which was partially offset by a decline in the average yield year to year. Interest income on other interest-earning assets decreased by $185,000, or 21.7%, due primarily to a decrease in the average yield, to 3.80% in the 2002 period, coupled with a decrease of $4.9 million, or 6.6%, in the average balance outstanding year to year.

Interest expense on deposits totaled $5.5 million for the three months ended September 30, 2002, a decrease of $2.2 million, or 28.3%, compared to the same quarter in 2001, due primarily to a 156 basis point decrease in the average cost of deposits, to 3.15% in the current quarter, which was partially offset by a $48.2 million, or 7.3%, increase in average deposits outstanding. Interest expense on borrowings totaled $4.0 million for the three months ended September 30, 2002, a decrease of $108,000, or 2.6%, from the 2001 three-month period. The decrease resulted primarily from a $9.2 million, or 3.5%, decrease in the average balance outstanding year to year, coupled with a 36 basis point decrease in the average cost to 5.78%. Decreases in the level of average yields on interest-earning assets and average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001. This low interest rate environment continued through the first nine months of 2002.

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine- and three-month periods ended September 30, 2002 and 2001

Comparison of Results of Operations for the Three Months Ended September 30, 2002 and 2001 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $671,000, or 10.7%, to a total of $6.9 million for the three months ended September 30, 2002. The interest rate spread increased to approximately 2.42% at September 30, 2002, from 2.33% at September 30, 2001, while the net interest margin increased to approximately 2.66% for the three months ended September 30, 2002, compared to 2.58% for the 2001 period.

Provision for Losses on Loans

Management elected to record a provision for losses on loans totaling $338,000 for the three months ended September 30, 2002, an increase of $186,000, or 122.4%, over the comparable period in 2001. The current period provision was predicated primarily on the increase in the level of nonperforming loans and the increased percentage of loans secured by commercial real estate within the loan portfolio. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $2.7 million for the three months ended September 30, 2002, an increase of $764,000, or 39.8%, over the comparable 2001 period. The increase in other income was primarily attributable to a $310,000 increase in loan servicing fees, a $285,000, or 24.5% increase in gain on sale of loans and a $162,000, or 21.9%, increase in late charges, rent and other. The increase in loan servicing fees was due primarily to a decrease in the level of amortization of mortgage servicing rights and the effects of a valuation allowance to recognize impairment on mortgage servicing rights recorded in the 2001 period, which was partially recovered in the 2002 quarter, based upon the Corporation's ongoing fair value analysis of the mortgage servicing rights asset. The increase in gain on sale of loans was due to the increase in sales volume, as Advantage continued to sell fixed-rate loans originated in this low interest rate environment. The increase in late charges, rent and other was due primarily to an increase in insurance fees and other fees on loans and deposit transactions.

General, Administrative and Other Expense

General, administrative and other expense totaled $5.6 million for the three months ended September 30, 2002, an increase of $1.0 million, or 22.0%, over the comparable period in 2001. The acquisition of Columbia Financial in November 2001 contributed to increased general, administrative and other expense during the 2002 quarter, as compared to the 2001 quarter. The increase in general, administrative and other expense was due primarily to an $817,000, or 43.1%, increase in employee compensation and benefits, an increase of $85,000, or 8.1%, in other operating costs and an increase of $69,000 or 22.3%, in data processing expense, which were partially offset by a $44,000, or 26.3%, decrease in advertising expense and a $37,000 decrease in goodwill amortization. The increase in employee compensation and benefits was comprised of expense incurred due to the acquisition of Columbia and an increase in management staffing levels and normal merit compensation increases. Camco increased its management staffing complement year to year as it continues to implement its corporate strategy following the restructuring plan. The increase in other operating costs was due primarily to costs associated with the increase in lending volume quarter to

                           Camco Financial Corporation

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine- and three-month periods ended September 30, 2002 and 2001


Comparison of Results of Operations for the Three Months Ended September 30, 2002 and 2001 (continued)

General, Administrative and Other Expense (continued)

quarter. The increase in data processing expense was primarily due to costs incurred in connection with the conversion of the Columbia data processing system. The decrease in advertising was due primarily to efficiencies gained as a result of the 2001 charter consolidation. The decrease in goodwill amortization was due to the adoption of SFAS No. 142, a new accounting standard which eliminated goodwill amortization.

Federal Income Taxes

The provision for federal income taxes totaled $1.2 million for the three months ended September 30, 2002, an increase of $68,000, or 6.1%, compared to the three months ended September 30, 2001. This increase was primarily attributable to a $246,000, or 7.1%, increase in pre-tax earnings. The Corporation's effective tax rates amounted to 32.0% and 32.3% for the three-month periods ended September 30, 2002 and 2001, respectively.


ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Corporation's market risk since the Corporation's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.


ITEM 4:  Controls and Procedures

         (a) The Corporation's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

         (b) There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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





Date:    November 14, 2002                     By: /s/Richard C. Baylor
     ------------------------------                ---------------------------
                                                   Richard C. Baylor
                                                   Chief Executive Officer




Date:    November 14, 2002                     By: /s/Mark A. Severson
     ------------------------------                ---------------------------
                                                   Mark A. Severson
                                                   Chief Financial Officer

                                  CERTIFICATION


I, Richard C. Baylor, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Camco Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002              /s/Richard C. Baylor
                                     -----------------------------------------
                                     Richard C. Baylor, Chief Executive Officer

                                  CERTIFICATION


I, Mark A. Severson, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Camco Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002             /s/Mark A. Severson
                                    ------------------------------------------
                                    Mark A. Severson, Chief Financial Officer