Form 10-K
period 2002-12-31
CAMCO FINANCIAL CORP
filed 2003-03-28
CIK 16614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended December 31, 2002

                                       OR

         [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


 For the transition period from _____________________ to ______________________

                         Commission File Number: 0-25196
                                                 -------

                           CAMCO FINANCIAL CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                 51-0110823
     ---------------------------------              ----------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification Number)

                   6901 Glenn Highway, Cambridge, Ohio 43725
             -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (740) 435-2020

           Securities registered pursuant to Section 12(b) of the Act:

               None                                    None
 -------------------------------      ---------------------------------------
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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act)  Yes  X     No
                                          -----     -----

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale reported as of June 28, 2002, was $112.1 million and as of March 26, 2003, was $121.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

               The registrant's revenues for the fiscal year ended December 31, 2002, were $76.1 million. 7,562,396 shares of the registrant's common stock were outstanding on March 26, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Part III of Form 10-K: Portions of the Proxy Statement for the 2003 Annual
                             Meeting of Stockholders

                                     PART I
Item 1.           Business.

General

         Camco Financial Corporation ("Camco") is a savings and loan holding company which was organized under Delaware law in 1970. Camco is engaged in the financial services business in Ohio, Kentucky and West Virginia, through its wholly-owned subsidiaries, Advantage Bank ("Advantage" or the "Bank") and Camco Title Insurance Agency, Inc. ("Camco Title"), and its second-tier subsidiary, Camco Mortgage Corporation ("CMC"). In June 2001, Camco completed a reorganization in which it combined its banking activities under one Ohio savings bank charter which is now known as Advantage Bank. Prior to the reorganization, Camco operated five separate banking subsidiaries serving distinct geographic areas. The branch office groups in each of the regions previously served by the five subsidiary banks now operate as divisions of Advantage Bank utilizing the names under which their respective offices were chartered prior to the restructuring (Cambridge Savings Bank, Marietta Savings Bank, First Savings Bank, First Bank for Savings and Westwood Homestead Savings
Bank). Hereinafter, the terms "Advantage" or the "Bank" will be used to include all the preexisting individual financial institutions owned by Camco.

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

         Advantage is regulated by the Ohio Division of Financial Institutions (the "Division"), and the Federal Deposit Insurance Corporation (the "FDIC"), as its primary regulators. Advantage Bank is a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati, and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") administered by the FDIC. Camco is regulated by the Office of Thrift Supervision (the "OTS") as a savings and loan holding company.

         Camco's primary lending activities include the origination of conventional fixed-rate and variable-rate mortgage loans for the acquisition, construction or refinancing of single-family homes located in Camco's primary market areas. Camco also originates construction and permanent mortgage loans on condominiums, two- to four-family, multi-family (over four units) and nonresidential properties. In addition to mortgage lending, Camco makes a variety of consumer loans and commercial loans.

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

         Camco's Internet site, http://www.camcofinancial.com, contains a hyperlink to the Securities and Exchange Commission's website where Camco's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on EDGAR as soon as reasonably practicable after Camco has filed the report with the SEC.

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

         Loan Portfolio Composition. The following table presents certain information regarding the composition of Camco's loan portfolio, including loans held for sale, at the dates indicated:

                                                                      At December 31,
                             -------------------------------------------------------------------------------------------------
                                    2002                2001               2000                1999                1998
                             ----------------    ----------------    ----------------  -------------------  ------------------
                                       Percent             Percent             Percent              Percent            Percent
                                      of total            of total            of total             of total           of total
                             Amount     loans    Amount     loans    Amount     loans   Amount       loans   Amount      loans
                             ------     -----    ------     -----    ------     -----   ------       -----   ------      -----
                                                                  (Dollars in thousands)
Type of loan:
Existing residential
  properties(1)             $641,464    80.5%  $705,056      80.9% $764,828      82.2% $619,621     85.3%  $485,107      88.4%
Construction                  33,122     4.1     42,666       4.9    56,039       6.0    60,565      8.3     37,169        6.8
Nonresidential real estate    71,908     9.0     70,239       8.1    54,722       5.9    20,831      2.9     15,019        2.7
Developed building lots          535     0.1      5,908       0.7     5,640       0.6     4,649      0.6      3,895        0.7
Consumer and other loans(2)   69,898     8.8     69,116       7.9    73,178       7.9    51,079      7.1     31,931        5.9
                             -------   -----    -------     -----   -------     -----   -------    -----    -------      -----
       Total                 816,927   102.5    892,985     102.5   954,407     102.6   756,745    104.2    573,121      104.5
Less:
Undisbursed loans in process (13,089)   (1.6)   (15,343)     (1.8)  (19,911)     (2.2)  (27,569)    (3.8)   (22,262)      (4.1)
Unamortized yield adjustments (1,390)   (0.2)    (1,940)     (0.2)     (918)     (0.1)   (1,088)    (0.1)      (407)      (0.1)
Allowance for loan losses     (5,490)   (0.7)    (4,256)     (0.5)   (2,906)     (0.3)   (1,863)    (0.3)    (1,783)      (0.3)
                             -------   -----    -------     -----   -------     -----   -------    -----    -------      -----
Total loans, net            $796,958   100.0%  $871,446     100.0% $930,672     100.0% $726,225    100.0%  $548,669      100.0%
                             =======   =====    =======     =====   =======     =====   =======    =====    =======      =====

-------------------------------------

(1) Includes loans held for sale.
(2) Includes second mortgage, multifamily and commercial loans.


         Camco's loan portfolio was approximately $797.0 million at December 31, 2002, and represented 73.6% of total assets.

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2002, regarding the dollar amount of loans maturing in Camco's portfolio based on the contractual terms to maturity of the loans. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity, are reported as due in one year or less.

                                                          Due during the
                                                            year ending                          Due in
                                                           December 31,      Due in years      years after
                                                               2003            2004-2007          2007            Total
                                                           -------------     -----------      -----------     ------------
                                                                                      (In thousands)
Real estate loans (1):
  One- to four-family                                         $15,537          $43,711          $543,547         $602,795
  Multifamily                                                     577            1,587            39,214           41,378
  Nonresidential and commercial                                 5,168           13,835            65,885           84,888
Consumer and other loans                                        1,811           15,550             1,923           19,284
                                                               ------           ------           -------          -------

       Total                                                  $23,093          $74,683          $650,569         $748,345
                                                               ======           ======           =======          =======

--------------------------

(1) Excludes loans held for sale of $55.5 million and does not consider the effects of unamortized yield adjustments of $1.4 million and the allowance for loan losses of $5.5 million.


         The following table sets forth at December 31, 2002, the dollar amount of all loans due after one year from December 31, 2002, which have fixed interest rates and have floating or adjustable interest rates:

                                                                   Due after
                                                               December 31, 2003
                                                                 (In thousands)

         Fixed rate of interest                                    $271,177
         Adjustable rate of interest                                454,075
                                                                    -------

             Total                                                 $725,252
                                                                    =======

         Generally, loans originated by Advantage are on a fully amortized basis. Advantage has no rollover provisions in its loan documents and anticipates that loans will be paid in full by the maturity date.

         Residential Loans. The primary lending activity of Advantage is the origination of fixed-rate and adjustable-rate conventional loans for the acquisition, refinancing or construction of single-family residences. At December 31, 2002, 80.5% of the total outstanding loans consisted of loans secured by mortgages on one- to four-family residential properties.

         Federal regulations and Ohio law limit the amount which Advantage may lend in relationship to the appraised value of the underlying real estate at the time of loan origination (the "Loan-to-Value Ratio" or "LTV"). In accordance with such regulations and law, Advantage generally makes loans on single-family residences up to 95% of the value of the real estate and improvements. Advantage generally requires the borrower on each loan which has an LTV in excess of 80% to obtain private mortgage insurance or a guarantee by a federal agency.

         The interest rate adjustment periods on adjustable-rate mortgage loans ("ARMs") offered by Advantage are generally one, three and five years. The interest rates initially charged on ARMs and the new rates at each adjustment date are determined by adding a stated margin to a designated interest rate index. Advantage has generally used the one-year, three-year and five-year United States Treasury bill rates, adjusted to a constant maturity, as the index for their one-year, three-year, five-year and seven-year adjustable-rate loans, respectively. The initial interest rates for three-year, five-year and seven-year ARMs are set slightly higher than for the one-year ARM to compensate for the reduced interest rate sensitivity. The maximum adjustment at each adjustment date for ARMs is usually 2%, with a maximum adjustment of 6% over the term of the loan.

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

         Residential mortgage loans offered by Advantage are usually for terms of up to 30 years, which could have an adverse effect upon earnings if the loans do not reprice as quickly as the cost of funds. To minimize such effect, Advantage emphasizes the origination of ARMs and sells fixed-rate loans when conditions favor such a sale. Furthermore, experience reveals that, as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods which are substantially shorter than the maturity of such loans.

         Of the total mortgage loans originated by Advantage during the year ended December 31, 2002, 33.1% were ARMs and 66.9% were fixed-rate loans. Adjustable-rate loans comprised 62.5% of Camco's total outstanding loans at December 31, 2002.

         Construction Loans. Advantage offers residential construction loans both to owner-occupants and to builders for homes being built under contract with owner-occupants. Advantage also makes loans to persons constructing projects for investment purposes. At December 31, 2002, a total of $33.1 million, or approximately 4.1% of Advantage's total loans, consisted of construction loans, primarily for one- to four-family properties.

         Construction loans to owner-occupants are seven year balloon or adjustable-rate long-term loans on which the borrower pays only interest on the disbursed portion during the construction period. Some construction loans to builders, however, have terms of up to 24 months at fixed or adjustable rates of interest.

         Construction loans for investment properties involve greater underwriting and default risks to Advantage than do loans secured by mortgages on existing properties or construction loans for single-family residences. Loan funds are advanced upon the security of the project under construction, which is more difficult to value in the case of investment properties before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate precisely the total loan funds required to complete a project and the related Loan-to-Value Ratios. In the event a default on a construction loan occurs and foreclosure follows, Advantage could be adversely affected in that it would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 2002, Advantage had nine construction loans in the amount of $4.4 million on investment properties.

         Nonresidential Real Estate Loans. Advantage originates loans secured by mortgages on nonresidential real estate, including retail, office and other types of business facilities. Nonresidential real estate loans are generally made on an adjustable-rate basis for terms of up to 25 years. Nonresidential real estate loans originated by Advantage generally have an LTV of 80% or less. The largest nonresidential real estate loan outstanding at December 31, 2002, was a $3.1 million loan secured by a manufacturing and distribution building. Nonresidential real estate loans comprised 9.0% of total loans at December 31, 2002.

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Advantage has endeavored to reduce this risk by carefully evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing or operating the property, the debt service ratio and cash flow analysis, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation.

         Consumer Loans. Advantage makes various types of consumer loans, including loans made to depositors on the security of their savings deposits, automobile loans, education loans, home improvement loans, home equity line of credit loans and unsecured personal loans. Home equity loans are generally made at a variable rate of interest for terms of up to 10 years. Most other consumer loans are generally made at fixed rates of interest for terms of up to 10 years. The risk of default on consumer loans during an economic recession is greater than for residential mortgage loans. At December 31, 2002, education, consumer and other loans constituted 8.8% of Camco's total loans. Included in consumer and other loans is approximately $41.1 million of multifamily loans of which the largest is $2.9 million secured by an apartment building.

         Loan Solicitation and Processing. Loan originations are developed from a number of sources, including: solicitations by Camco's lending staff; referrals from real estate brokers, loan brokers and builders; continuing business with depositors, other borrowers and real estate developers; and walk-in customers. Camco's management stresses the importance of individualized attention to the financial needs of its customers.

         The loan origination process is decentralized, with each of Advantage's divisions having autonomy in loan processing and approval for its respective market area. Mortgage loan applications from potential borrowers are taken by one of the loan officers of the division originating the loan, after which they are forwarded to the division's loan department for processing. On new loans, the Bank typically obtains a credit report, verification of employment and other documentation concerning the borrower and orders an appraisal of the fair market value of the real estate which will secure the loan. The real estate is thereafter physically inspected and appraised by a staff appraiser or by a designated fee appraiser approved by the Board of Directors of Advantage. Upon the completion of the appraisal and the receipt of all necessary information regarding the borrower, the loan is approved by the loan officer up to their maximum loan approval authority. Loans above their maximum receive additional approval by officers with higher loan approval authority. If the loan is approved, an attorney's opinion of title or title insurance is obtained on the real estate which will secure the loan. Borrowers are required to carry satisfactory fire and casualty insurance and, if applicable, flood and private mortgage insurance, and to name Advantage as an insured mortgagee.

         The procedure for approval of construction loans is the same as for residential mortgage loans, except that the appraiser evaluates the building plans, construction specifications and construction cost estimates. Advantage also evaluates the feasibility of the proposed construction project.

         Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

         Loan Originations, Purchases and Sales. Advantage has been actively originating new 30-year, 15-year and 10-year fixed-rate real estate loans as well as adjustable-rate real estate loans, consumer loans and commercial loans. Generally all residential fixed-rate loans made by Advantage are originated with documentation which will permit a possible sale of such loans to secondary mortgage market investors. When a mortgage loan is sold to the investor, Advantage generally services the loan by collecting monthly payments of principal and interest and forwarding such payments to the investor, net of a servicing fee. During the year ended December 31, 2002, Advantage also sold loans with servicing released. Fixed-rate loans not sold and generally all of the ARMs originated by Advantage are held in Advantage's loan portfolio. During the year ended December 31, 2002, Advantage sold approximately $240.5 million in loans. Advantage recognized $2.7 million in mortgage servicing rights during 2002, while amortization of mortgage servicing rights totaled $2.1 million for the year ended December 31, 2002. During 2002, Advantage recaptured approximately $640,000 of an impairment charge recorded during the year ended December 31, 2001, based upon an independent appraisal of the mortgage servicing rights.

         From time to time, Advantage sells participation interests in mortgage loans originated by it and purchases whole loans or participation interests in loans originated by other lenders. Advantage held whole loans and participations in loans originated by other lenders of approximately $35.2 million at December 31, 2002. Loans which Advantage purchases must meet or exceed the underwriting standards for loans originated by Advantage.

         In recent years, Advantage has purchased mortgage-backed securities insured or guaranteed by U.S. Government agencies in order to improve Camco's asset yield by profitably investing excess funds. Advantage intends to continue to purchase such mortgage-backed securities when conditions favor such an investment. See "Investment Activities."

         The following table presents Advantage's mortgage loan origination, purchase, sale and principal repayment activity for the periods indicated:

                                                                              Year ended December 31,
                                                         2002           2001           2000           1999         1998
                                                       ---------     ---------       ---------      ---------     -------
                                                                                   (In thousands)
Loans originated:
Construction                                           $ 54,114       $ 35,330        $ 71,929     $  66,437     $ 49,152
Permanent                                               447,379        320,973         202,004       324,648      328,046
Consumer and other                                       70,772         83,126          84,526        34,158       67,243
                                                        -------        -------         -------      --------      -------

Total loans originated                                  572,265        359,081         358,459       425,243      444,441

Loans purchased (1)                                     116,306         17,755           8,639        31,430       18,982

Reductions:
Principal repayments (1)                                442,823        276,060         178,663       176,804      194,594
Loans sold (1)                                          241,636        215,289         124,496        96,892      205,899
Transfers from loans to real estate owned                 1,270          3,208           1,432         1,220          477
                                                        -------        -------         -------       -------      -------
     Total reductions                                   685,729        494,557         304,591       274,916      400,970

Increase (decrease) in other items, net (2)               2,262           (314)         (2,552)         (277)      (3,444)
Increase due to mergers (3)                                  -          81,426         147,196            -            -
                                                        -------        -------         -------       -------      -------
Net increase (decrease)                                $  5,104       $(36,609)       $207,151      $181,480     $ 59,009
                                                        =======        =======         =======       =======      =======

-----------------------

(1)      Includes mortgage-backed securities.
(2) Other items primarily consist of amortization of deferred loan origination fees, the provision for losses on loans and unrealized gains on mortgage-backed securities designated as available for sale.
(3) The 2001 increase resulted from the acquisition of Columbia Financial and the 2000 increase resulted from the acquisition of WFC.

         Lending Limit. Federal regulations and Ohio law generally impose a lending limit on the aggregate amount that a depository institution can lend to one borrower to an amount equal to 15% of the institution's total capital for risk-based capital purposes plus any loan reserves not already included in total capital (the "Lending Limit Capital"). A depository institution may loan to one borrower an additional amount not to exceed 10% of the institution's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated.

         The largest amount which Advantage could have loaned to one borrower at December 31, 2002, was approximately $12.2 million. The largest amount Advantage had outstanding to one borrower and related persons or entities at December 31, 2002, was $6.3 million, which consisted of five loans secured by personal residences, commercial properties, leasing business residuals, an apartment complex, a warehouse and a golf course.

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

         Delinquent Loans, Nonperforming Assets and Classified Assets. Advantage attempts to minimize loan delinquencies through the assessment of late charges and adherence to established collection procedures. Generally, after a loan payment is 15 days delinquent, a late charge of 5% of the amount of the payment is assessed and a collection officer contacts the borrower to request payment. In certain limited instances, Advantage may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs. Advantage generally initiates foreclosure proceedings, in accordance with applicable laws, when it appears that a modification or moratorium would not be productive.

         Real estate which has been acquired by Advantage as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until it is sold. "Real estate owned" is recorded at the lower of the book value of the loan or the fair value of the property less estimated selling expenses at the date of acquisition. Periodically, "real estate owned" is reviewed to ensure that fair value is not less than carrying value, and any write-down resulting therefrom is charged to earnings as a provision for losses on real estate acquired through foreclosure. All costs incurred from the date of acquisition are expensed in the period paid.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                        At December 31,
                                              ------------------------------------------------------------------
                                                2002          2001            2000         1999           1998
                                              --------      --------        --------     --------       --------
                                                                    (Dollars in thousands)
Loans delinquent for:
  30 to 89 days                               $10,524       $14,238         $10,557      $13,792        $10,028
  90 or more days                              13,625         7,885           4,726        3,975          4,296
                                               ------        ------          ------       ------         ------
     Total delinquent loans                   $24,149       $22,123         $15,283      $17,767        $14,324
                                               ======        ======          ======       ======         ======

     Ratio of total delinquent loans to
       total net loans (1)                       3.03%         2.54%           1.64%        2.45%          2.61%
                                                 ====          ====            ====         ====           ====



(1) Total net loans includes loans held for sale.

         Nonaccrual status denotes loans for which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet nonaccrual criteria as established by regulatory authorities. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan. The following table sets forth information with respect to Advantage's nonaccruing and delinquent loans for the periods indicated.

                                                                            At December 31,
                                                  -------------------------------------------------------------------
                                                    2002           2001           2000         1999            1998
                                                  --------       --------       --------     --------        --------
                                                                       (Dollars in thousands)
Loans accounted for on nonaccrual basis:
  Real estate:
    Residential                                    $11,021        $3,677         $3,677       $3,677          $3,677
    Nonresidential                                   1,726           367            197          429             233
  Consumer and other                                   878           393            157          141              64
                                                    ------         -----          -----        -----           -----
         Total nonaccrual loans                     13,625         4,437          2,422        2,550           1,625
Accruing loans delinquent 90 days or more:
  Real estate:
    Residential                                         -          2,564          1,836        1,140           2,030
    Nonresidential                                      -            206             -            -               -
  Consumer and other                                    -            678            468          285             641
                                                    ------         -----          -----        -----           -----
         Total loans 90 days past due                   -          3,448          2,304        1,425           2,671
                                                    ------         -----          -----        -----           -----

         Total nonperforming loans                 $13,625        $7,885         $4,726       $3,975          $4,296
                                                    ======         =====          =====        =====           =====

Allowance for loan losses                          $ 5,490        $4,256         $2,906       $1,863          $1,783
                                                    ======         =====          =====        =====           =====

Nonperforming loans as a percent of
  total net loans                                     1.71%          .90%           .51%          .55%           .78%
                                                      ====           ===            ===           ===            ===

Allowance for loan losses as a percent of
  nonperforming loans                                 40.3%         54.0%          61.5%         46.9%          41.5%
                                                      ====          ====           ====          ====           ====

         The amount of interest income that would have been recorded had nonaccrual loans performed in accordance with contractual terms totaled approximately $940,000 for the year ended December 31, 2002. Interest collected on such loans and included in net earnings was $127,000.

         At December 31, 2002, there were no loans which were not classified as nonaccrual, 90 days past due or restructured which management considered classifying in the near future due to concerns as to the ability of the borrowers to comply with repayment terms. Management changed the policy for designating loans as nonaccrual during 2002 to include all loans greater than 90 days past due.

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

                  At December 31, 2002, the aggregate amounts of Camco's classified assets were as follows:

                                                  At December 31, 2002
                                                     (In thousands)
        Classified assets:
          Substandard                                    $12,383
          Doubtful                                         1,057
          Loss                                                -
                                                          ------
            Total classified assets                      $13,440
                                                          ======


         The interpretive guidance of the regulations also includes a "special mention" category, consisting of assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management's close attention. Camco classifies nonaccrual residential real estate and consumer loans with a loan to value of 72% or less as a special mention asset. Camco had assets in the amount of $10.9 million designated as "special mention" at December 31, 2002.

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

                                                                          Year ended December 31,
                                                         2002         2001         2000        1999         1998
                                                       -------      -------      -------     --------     --------
                                                                         (Dollars in thousands)
Balance at beginning of year                          $4,256       $2,906       $1,863       $1,783       $1,596
Charge-offs:
  1-4 family residential real estate                     134           66            9           82            9
  Multifamily and nonresidential real estate              -            12           41           12           -
  Consumer and other                                      73          657          122           79           61
                                                       -----       ------        -----        -----        -----
         Total charge-offs                               207          735          172          173           70
                                                       -----       ------        -----        -----        -----
Recoveries:
  1-4 family residential real estate                      23            3           -            -            -
  Multifamily and nonresidential real estate              -            -            -             2           -
  Consumer and other                                     249           23            6            4            7
                                                       -----       ------        -----        -----        -----
         Total recoveries                                272           26            6            6            7
                                                       -----       ------        -----        -----        -----
Net recoveries (charge-offs)                              65         (709)        (166)        (167)         (63)
Provision for losses on loans                          1,169          759          568          247          250
Increase attributable to mergers (1)                      -         1,300          641           -            -
                                                       -----        -----        -----        -----        -----
Balance at end of year                                $5,490       $4,256       $2,906       $1,863       $1,783
                                                       =====        =====        =====        =====        =====

Net recoveries (charge-offs) to average loans           .01%         (.08)%       (.02)%       (.03)%       (.01)%
                                                        ===          =====        =====        =====        =====

----------------------

(1) The 2001 increase resulted from the acquisition of Columbia Financial and the 2000 increase resulted from the acquisition of WFC.

         The following table sets forth the allocation of Camco's allowance for loan losses by type of loan at the dates indicated:

                                                                 At December 31,
                                2002                2001                2000              1999                 1998
                          ----------------     ----------------    ---------------   ----------------     ----------------
                                  Percent               Percent            Percent             Percent               Percent
                                  of loans             of loans           of loans            of loans              of loans
                                   in each              in each            in each             in each               in each
                                  category             category           category            category              category
                                  to total             to total           to total            to total              to total
                          Amount    loans      Amount    loans     Amount   loans     Amount    loans      Amount     loans
                          ------    -----      ------    -----     ------   -----     ------    -----      ------     -----
                                                                  (Dollars in thousands)
Balance at year end
  applicable to:
    Mortgage loans       $4,910      91.3%    $3,418     92.1%    $2,440     92.1%    $1,350     92.9%    $1,340       94.1%
    Consumer and
       other loans          580       8.7        838      7.9        466      7.9        513      7.1        443        5.9
                          -----     -----      -----    -----      -----    -----      -----    -----      -----      -----

         Total           $5,490     100.0%    $4,256    100.0%    $2,906    100.0%    $1,863    100.0%    $1,783      100.0%
                          =====     =====      =====    =====      =====    =====      =====    =====      =====      =====

Investment and Mortgage-Backed Securities Activities

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

         The following table sets forth the composition of Camco's investment and mortgage-backed securities portfolio, except its stock in the FHLB of Cincinnati, at the dates indicated:

                                                                     At December 31,
                                      2002                                 2001                                2000
                        ---------------------------------    --------------------------------   --------------------------------

                        Amortized % of     Fair     % of     Amortized  % of     Fair   % of     Amortized % of      Fair   % of
                          cost    total    value    total      cost     total    value  total      cost    total     value  total
                          ----    -----    -----    -----      ----     -----    -----  -----      ----    -----     -----  -----
Held to maturity:                                                (Dollars in thousands)
  U.S. Government
    agency obligations $  4,233    2.7% $  4,306     2.7%    $18,682    33.0%  $18,891    33.1%  $16,482     51.4% $16,427    51.3%
  Municipal bonds         1,135     .7     1,195      .7         190      .3       192      .3       190       .6      190      .6
  Mortgage-backed
     securities          20,000   12.6    20,634    12.7      30,765    54.2    30,744    53.9     5,273     16.4    5,247    16.4
                        -------  -----   -------  ------      ------   -----    ------   -----    ------    -----   ------   -----
       Total             25,368   16.0    26,135    16.1      49,637    87.5    49,827    87.3    21,945     68.4   21,864    68.3
Available for sale:
  U.S. Government
     agency obligations   35,557  22.5    36,004    22.2         -        -        -        -        -         -       -        -
  Municipal bonds         2,414    1.5     2,463     1.5         -        -        -        -        -         -       -        -
  Corporate equity
     securities             330     .2       322      .2         245      .4       305      .5       245       .7      309     1.0
  Mortgage-backed
    securities           94,641   59.8    97,332    60.0       6,872    12.1     6,975    12.2     9,908     30.9    9,850    30.7
                        -------  -----   -------   ------     ------   -----    ------   -----    ------    -----   ------   -----
       Total            132,942   84.0   136,121    83.9       7,117    12.5     7,280    12.7    10,153     31.6   10,159    31.7
                        -------  -----   -------   ------     ------   -----    ------   -----    ------    -----   ------   -----

Total investments and
  mortgage-backed
 securities            $158,310  100.0% $162,256   100.0%    $56,754   100.0%  $57,107   100.0%  $32,098    100.0% $32,023   100.0%
                        =======  =====   =======   =====      ======   =====    ======   =====    ======    =====   ======   =====

         The following table presents the contractual maturities or terms to repricing of Camco's investment securities, except its stock in the FHLB of Cincinnati and corporate equity securities, and the weighted-average yields at December 31, 2002:

                                                                At December 31, 2002
                                             After one         After five
                     One year or less   through five years  through ten years   After ten years               Total
                    -----------------   ------------------  -----------------  -----------------    ---------------------------
                                                                                                                       Weighted-
                    Amortized  Average  Amortized  Average  Amortized  Average Amortized  Average   Amortized   Fair    average
                       cost     yield      cost     yield     cost      yield    cost     yield       cost      value     yield
                    ---------  ------    --------  -------  -------   -------  --------  -------   ----------  -------  --------
                                                           (Dollars in thousands)
U.S. Government
  agency obligations $3,000    5.39%     $34,557    2.81%  $ 1,500     4.17%  $   733    2.75%     $ 39,790   $ 40,310    3.06%
Municipal bonds         106    3.05        1,576    4.25     1,777     5.58        90    6.66         3,549      3,658    5.27
Mortgage-backed
  securities             87    6.19       17,378    3.90    64,982     5.04    32,194    4.54       114,641    117,966    4.73
                      -----    ----       ------    ----    ------     ----    ------    ----       -------    -------    ----

       Total         $3,193    5.34%     $53,511    3.21%  $68,259     5.03%  $33,017    4.50%     $157,980   $161,934    4.32%
                      =====    ====       ======    ====    ======     ====    ======    ====       =======    =======    ====

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

         Deposits. Deposits are attracted principally from within Camco's primary market area through the offering of a broad selection of deposit instruments, including interest and non-interest bearing checking accounts, money market deposit accounts, regular savings accounts, term certificate accounts and retirement savings plans. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management of Advantage based on its liquidity requirements, growth goals and interest rates paid by competitors. Interest rates paid by Advantage on deposits are not limited by federal or state law or regulation. Advantage generally does not obtain funds through brokers or offer premiums to attract deposits. Advantage does not have a significant amount of savings accounts from outside its primary market areas.

         The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Advantage at the dates indicated:

                                                                               At December 31,
                                                              2002                     2001                     2000
                                                      -------------------     -------------------      -------------------
                                        Weighted-
                                          average                Percent                  Percent                   Percent
                                          rate at               of total                  of total                 of total
                                         12/31/02     Amount     deposits     Amount      deposits      Amount     deposits
                                                                        (Dollars in thousands)
Withdrawable accounts:
    Interest and non-interest bearing
     checking accounts                       .81%    $106,875      15.4%     $111,649      15.3%       $ 90,830      14.4%
    Money market demand accounts            2.51      116,206      16.7        64,539       8.8          45,047       7.1
    Passbook and statement savings          0.79       78,359      11.3        85,443      11.7          69,706      11.0
                                            ----      -------     -----       -------     -----         -------     -----
     accounts
     Total withdrawable accounts            1.46      301,440      43.4       261,631      35.8         205,583      32.5
Certificate accounts:
   Term:
     Seven days to one year                 1.58       24,537       3.6        51,472       7.0          64,693      10.2
     One to two years                       2.82       79,172      11.4       136,859      18.8         139,103      22.0
     Two to eight years                     4.96      179,711      25.9       163,226      22.4         117,146      18.5
   Negotiated rate certificates             2.35       40,361       5.8        54,998       7.5          56,552       9.0
   Individual retirement accounts           4.27       68,851       9.9        61,889       8.5          49,211       7.8
                                            ----      -------     -----       -------     -----         -------     -----
    Total certificate accounts              3.93      392,632      56.6       468,444      64.2         426,705      67.5
                                            ----      -------     -----       -------     -----         -------     -----
Total deposits                              2.86%    $694,072     100.0%     $730,075     100.0%       $632,288     100.0%
                                            ====      =======     =====       =======     =====         =======     =====


         The following table presents the amount and contractual maturities of Camco's time deposits at December 31, 2002:

                                                                      Amount Due
                                       Up to                                                 Over
                                     one year          1-3 years        3-5 years           5 years          Total
                                     --------          ---------        ---------           -------        ---------
                                                                 (Dollars in thousands)
         Amount maturing            $216,958          $135,282           $37,110           $3,282          $392,632
                                     =======           =======            ======            =====           =======
         Average rate                   3.48%             4.21%            5.36%             5.77%            3.93%
                                        ====              ====             ====              ====             ====


         The following table sets forth the amount and maturities of Camco's time deposits in excess of $100,000 at December 31, 2002:

               Maturity                              At December 31, 2002
                                                           (In thousands)

               Three months or less                            $27,640
               Over three to six months                         20,235
               Over six to twelve months                        13,930
               Over twelve months                               27,853
                                                                ------
               Total                                           $89,658
                                                                ======


         Borrowings. The twelve regional FHLBs function as central reserve banks, providing credit for their member institutions. As a member in good standing of the FHLB of Cincinnati, Advantage is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Advances are made pursuant to several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's regulatory capital or on the FHLB's assessment of the institution's creditworthiness. Under current regulations, a member institution must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender ("QTL") test. If an institution meets the QTL test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an institution does not meet the QTL test, it will be eligible for such advances only to the extent it holds QTL test assets. At December 31, 2002, Advantage met the QTL test.

         The following table sets forth the maximum amount of Camco's FHLB advances outstanding at any month end during the periods shown and the average aggregate balances of FHLB advances for such periods:

                                                                           Year ended December 31,
                                                              ---------------------------------------------
                                                                 2002             2001             2000
                                                               --------         --------         --------
                                                                         (Dollars in thousands)

         Maximum amount outstanding                            $282,122         $313,472          $357,411

         Average amount outstanding                            $265,614         $280,747          $325,805

         Weighted-average interest cost of FHLB
           advances based on month end balances                   5.83%             6.09%             6.37%

         The following table sets forth certain information with respect to Camco's FHLB advances at the dates indicated:

                                                                              At December 31,
                                                              -----------------------------------------------
                                                                 2002             2001             2000
                                                               --------         --------         --------
                                                                         (Dollars in thousands)
         Amount outstanding                                    $276,276         $258,850          $313,471

         Weighted-average interest rate                           5.63%             6.02%             6.20%

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

         At December 31, 2002, Advantage had a direct investment in the capital stock of CMC in the amount of approximately $711,000. The principal business of CMC is originating first mortgage loans on residential real estate located primarily in Franklin, Ross, Stark and Tuscarawas Counties, Ohio. Loans originated by CMC are generally sold to Advantage. CMC originated $152.9 million of mortgage loans in 2002, $130.7 million of which were sold to Advantage, compared to $57.9 million which were sold in 2001.

         First S&L Corporation, a subsidiary of Advantage, did not conduct any business during the year ended December 31, 2002, and was capitalized on a nominal basis at December 31, 2002.

Employees

         As of December 31, 2002, Camco had 265 full-time employees and 49 part-time employees. Camco believes that relations with its employees are good. Camco offers health and disability benefits and a 401(k) salary savings plan. None of the employees of Camco are represented by a collective bargaining unit.


                                   REGULATION

General

         As a savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933, as amended (the "HOLA"), Camco is subject to regulation, examination and oversight by the OTS. Advantage is subject to regulation by the Division and the FDIC. Camco and Advantage must file periodic reports with these governmental agencies, as applicable, concerning their activities and financial condition. Examinations are conducted periodically by the applicable regulators to determine whether Camco and Advantage are in compliance with various regulatory requirements and are operating in a safe and sound manner. Advantage is also subject to certain regulations promulgated by the Board of Governors of the Federal Reserve System ("FRB").

Sarbanes-Oxley Act of 2002

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies, including Camco, with equity securities registered or that file reports under the Securities Exchange Act of 1934. The Sarbanes-Oxley Act establishes, among other things: (i) new requirements for audit committees; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer; (iii) new standards for auditors and regulations governing audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws.

Ohio Regulation

         Regulation by the Division affects the internal organization of Advantage, as well as its savings, mortgage lending and other investment activities. Ohio law requires that Advantage maintain at least 60% of its assets in housing-related and other specified investments. At December 31, 2002, Advantage had at least 60% of its assets in such investments.

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

Federal Deposit Insurance Corporation

         Supervision and Examination. The FDIC is responsible for the regulation and supervision of all commercial banks and state savings banks that are not members of the Federal Reserve System ("Non-member Banks. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and certain state savings banks and the SAIF for savings associations and savings banks which were formerly organized as savings associations. As a former savings association, Advantage is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits.

         The FDIC issues regulations governing the operations of Non-member Banks, examines such institutions and may initiate enforcement actions against the institution and their affiliates for violations of laws and regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the FDIC may appoint a conservator or a receiver for a Non-member Bank.

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

         The leverage capital requirement is a minimum level of Tier 1 capital to average total consolidated assets of 4%. "Tier 1" capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less all intangibles, other than includable purchased mortgage servicing rights and credit card relationships.

         The risk-based capital requirement, specified total capital, which consists of core or Tier 1 capital and certain general valuation reserves, of 8% of risk-weighted assets. For purposes of computing risk-based capital, assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100%, depending on their relative risk.

         The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations and Non-member Banks. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the applicable agency has less flexibility in determining how to resolve the problems of the institution. In addition, the agency generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Advantage's capital level at December 31, 2002, met the standards for well-capitalized institutions.

         The following tables present certain information regarding compliance by Advantage with applicable regulatory capital requirements at December 31, 2002:

                                                                 At December 31, 2002
                                                                                                 To be "well-
                                                                                             capitalized" under
                                                                     For capital              prompt corrective
                                             Actual               adequacy purposes          action provisions
                                       -----------------          -----------------          -----------------
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                               (Dollars in thousands)
    Total capital
      (to risk-weighted assets)         $81,269    12.7%        =>$51,067    =>8.0%         =>$63,834     =>10.0%

    Tier I capital
      (to risk-weighted assets)         $75,779    11.9%        =>$25,533    =>4.0%         =>$38,300     => 6.0%

    Tier I leverage                     $75,779     7.2%        =>$42,365    =>4.0%         =>$52,956     => 5.0%

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

Transactions with Affiliates and Insiders

         Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Advantage was in compliance with such restrictions at December 31, 2002.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate is any company or entity which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of a savings association and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or the subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Exemptions from Sections 23A or 23B of the FRA may be granted only by the FRB. Advantage was in compliance with these requirements at December 31, 2002.

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

         In order to be a QTL, a savings association must meet one of two tests. The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. At December 31, 2002, Advantage met the QTL test.

Federal Reserve Requirements

         FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $41.3 million (subject to an exemption of up to $5.7 million), and of 10% of net transaction accounts in excess of $41.3 million. At December 31, 2002, Advantage was in compliance with its reserve requirements.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e) which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Advantage to Camco is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Camco for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2002, the pre-1988 reserves for Advantage for tax purposes totaled approximately $12.8 million. Camco believes Advantage had approximately $15.3 million of accumulated earnings and profits for tax purposes as of December 31, 2002, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Advantage will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Camco have been audited or closed without audit through calendar year 1998. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Camco.

         Ohio Taxation. Camco and Camco Title are subject to the Ohio corporation franchise tax, which, as applied to them, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) .40% times taxable net worth.

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

         CMC is subject to the Ohio Dealers in Intangibles property tax but currently incurs no liability because CMC is owned by an Ohio financial institution.

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

         West Virginia Taxation. Advantage and Camco Title are subject to a West Virginia tax on apportioned adjusted net income and a West Virginia franchise tax on apportioned adjusted capital. The adjusted net income of each is taxed at a rate of 9.0%. The franchise tax rate is 0.75% of adjusted capital. The apportionment is based solely on the ratio of gross receipts derived from West Virginia as compared to gross receipts everywhere.

Item 2.           Properties.

         The following table provides the location of, and certain other information pertaining to, Camco's office premises as of December 31, 2002:

                                               Year facility                     Leased
                                                 commenced                         or                               Net book
Office Location                                 operations                        owned                              value  (1)
---------------                                 ----------                       -------                          ----------
134 E. Court Street
Washington Court House, Ohio                       1963                         Owned (2)                       $   807,835

1050 Washington Ave.
Washington Court House, Ohio                       1996                         Owned                               534,648

1 N. Plum Street
Germantown, Ohio                                   1998                         Owned                               549,435

687 West Main Street
New Lebanon, Ohio                                  1998                         Owned                                86,564

1392 Cherry Bottom Road
Gahanna, Ohio                                      1999                         Leased (3)

3002 Harrison Avenue
Cincinnati, Ohio                                   2000                         Owned                             1,584,492

1101 St. Gregory Street
Cincinnati, Ohio                                   2000                         Leased (4)

5071 Glencrossing Way
Cincinnati, Ohio                                   2000                         Leased (5)

126 S. 9th Street
Cambridge, Ohio                                    1998                         Owned                               105,941

226 Third Street
Marietta, Ohio                                     1976                         Owned (6)                           570,596

1925 Washington Boulevard
Belpre, Ohio                                       1979                         Owned                                80,638

478 Pike Street
Marietta, Ohio                                     1998                         Leased (7)                          611,465

510 Grand Central Avenue
Vienna, West Virginia                              1991                         Leased (8)

814 Wheeling Avenue
Cambridge, Ohio                                    1963                         Owned (9)                           941,872

--------------------------
(Footnotes begin on page 24)


                                               Year facility                     Leased
                                                 commenced                         or                               Net book
Office Location                                 operations                        owned                              value  (1)
---------------                                 ----------                       -------                          ----------
327 E. 3rd Street
Uhrichsville, Ohio                                 1975                         Owned                          $     82,251

175 N. 11th Street
Cambridge, Ohio                                    1981                         Owned                               439,336

209 Seneca Avenue
Byesville, Ohio                                    1978                         Leased (10)

547 S. James Street
Dover, Ohio                                        2002                         Owned                               387,376

2497 Dixie Highway
Ft. Mitchell, Kentucky                             2001                         Owned                                49,164

401-7 Pike Street
Covington, Kentucky                                2001                         Owned                               124,383

3522 Dixie Highway
Erlanger, Kentucky                                 2001                         Owned                               607,275

612 Buttermilk Pike
Crescent Springs, Kentucky                         2001                         Owned                                53,622

7550 Dixie Highway
Florence, Kentucky                                 2001                         Owned                               529,340

1640 Carter Avenue
Ashland, Kentucky                                  1996                         Owned                               799,511

U.S. 60A West
Summit, Kentucky                                   1996                         Owned                               648,437

280 Russell Road
Ashland, Kentucky                                  1996                         Owned                                92,951

191 Eastern Heights
Shopping Center
Huntington, West Virginia                          1997                         Leased (11)

6901 Glenn Highway
Cambridge, Ohio                                    1999                         Owned                             1,340,570

1320A and 1320 D 4th Street, N.W.
New Philadelphia, Ohio                             1985                         Owned (12)                          201,142


--------------------------
(Footnotes on following page)


                                               Year facility                     Leased
                                                 commenced                         or                               Net book
Office Location                                 operations                        owned                              value  (1)
---------------                                 ----------                       -------                          ----------
6269 Frank Ave.
N. Canton, Ohio                                    1992                         Leased (13)

45 West Second Street
Chillicothe, Ohio                                  1994                         Leased (14)


(1)  Net book value amounts are for land, buildings and improvements.

(2) The 134 E. Court Street facility also serves as the Camco Title - WCH office.

(3) The lease expires in 2004 and Advantage has the option to renew for a five year term. The 1392 Cherry Bottom Road facility also serves as the Camco Mortgage Corporation - Gahanna office.

(4)  The lease is currently on a month to month basis.

(5) The lease expires in April 2006. Advantage has the option to renew for a five-year term.

(6) The 226 Third Street facility also serves as the Camco Title - Marietta office.

(7) The lease expires in 2017. Advantage has the option to renew for 2 five-year terms. The lease is for land.

(8)  The lease expires in August 2003.

(9) The Wheeling Avenue facility also serves as the Camco Title - Cambridge office.

(10) The lease expires in 2005. Advantage has the option to renew the lease for two five-year terms.

(11) The lease expires in March 2005.

(12) The 4th Street facility also serves as the Camco Title - New Philadelphia office.

(13) The lease expires in June 2003, with an option to renew for a two-year term.

(14) The lease expires in September 2004.


         Camco also owns furniture, fixtures and equipment. The net book value of Camco's investment in office premises and equipment totaled $14.5 million at December 31, 2002. See Note E of Notes to Consolidated Financial Statements for additional information.

Item 3.        Legal Proceedings.

         Neither Camco nor Advantage is presently engaged in any legal proceedings of a material nature. From time to time, Advantage is involved in legal proceedings to enforce its security interest in collateral taken as security for its loans.

Item 4.        Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters.

         At December 31, 2002, Camco had 7,688,885 shares of common stock outstanding held by approximately 3,910 recordholders and non-objecting beneficial owners. Price information for Camco's common stock is quoted on The Nasdaq National Market ("Nasdaq") under the symbol "CAFI." The table below sets forth the high and low trade information for the common stock of Camco, together with the dividends declared per share of common stock, for each quarter of 2002, 2001 and 2000.

                                                                                                              Cash
                                                                                                            dividends
Year ended December 31, 2002                                  High                    Low                    declared
----------------------------                                --------                -------                -----------
Quarter ending:
  December 31, 2002                                          $14.30                  $12.95                 $0.135
  September 30, 2002                                          14.75                   13.13                  0.135
  June 30, 2002                                               14.61                   13.00                  0.130
  March 31, 2002                                              13.35                   12.10                  0.125

Year ended December 31, 2001
Quarter ending:
  December 31, 2001                                          $13.00                  $10.95                 $0.120
  September 30, 2001                                          13.75                   12.01                  0.120
  June 30, 2001                                               12.58                   10.60                  0.120
  March 31, 2001                                              11.38                    9.44                  0.120

Year ended December 31, 2000
Quarter ending:
  December 31, 2000                                          $10.62                  $ 8.52                 $0.120
  September 30, 2000                                          10.38                    8.18                  0.120
  June 30, 2000                                                9.64                    8.31                  0.120
  March 31, 2000                                               9.51                    7.67                  0.120


         In addition to certain federal income tax considerations, regulations of OTS impose limitations on the payment of dividends and other capital distributions by savings associations.

Item 6.         Selected Consolidated Financial Data.

         The following tables set forth certain information concerning the consolidated financial position and results of operations of Camco for the periods indicated. This selected consolidated financial data should be read in conjunction with the consolidated financial statements appearing elsewhere in this report.

SELECTED CONSOLIDATED
  FINANCIAL DATA:(1)                                                                      At December 31,
                                                                       2002         2001       2000       1999       1998
-------------------------------------------------------------------------------------------------------------------------
                                                                                          (In thousands)
Total amount of:
  Assets                                                         $1,083,240   $1,102,652 $1,037,856   $813,482   $637,135
  Interest-bearing deposits in other financial
    institutions                                                     36,807       89,299      4,916        247     22,609
  Investment securities available for sale - at market               38,789          305        309        273      1,292
  Investment securities held to maturity                              5,368       18,872     16,672     16,864     10,962
  Mortgage-backed securities available for sale - at market          97,332        6,975      9,850      6,475      3,476
  Mortgage-backed securities held to maturity                        20,000       30,765      5,273      5,944      5,019
  Loans receivable - net (2)                                        796,958      871,446    930,672    726,225    548,669
  Deposits                                                          694,072      730,075    632,288    461,787    443,227
  FHLB advances and other borrowings                                276,276      258,850    313,471    279,125    125,483
  Stockholders' equity - substantially restricted                    98,601       95,171     78,750     62,609     60,139

SELECTED CONSOLIDATED
  OPERATING DATA: (1)                                                                 Year ended December 31,
                                                                       2002         2001       2000       1999       1998
-------------------------------------------------------------------------------------------------------------------------
                                                                               (In thousands, except per share data)
Total interest income                                               $66,002      $74,372    $75,671    $51,093    $44,283
Total interest expense                                               38,556       48,433     49,609     29,907     24,852
                                                                     ------       ------     ------     ------     ------
Net interest income                                                  27,446       25,939     26,062     21,186     19,431
Provision for losses on loans                                         1,169          759        568        247        250
                                                                     ------       ------     ------     ------     ------
Net interest income after provision for losses on loans              26,277       25,180     25,494     20,939     19,181
Other income                                                         10,100        7,153      5,536      5,190      7,552
General, administrative and other expense                            21,682       18,948     19,530     17,113     16,319
Restructuring charges (credits) related to charter consolidation       (112)         950         -          -          -
                                                                     ------       ------     ------     ------     ------

Earnings before federal income taxes                                 14,807       12,435     11,500      9,016     10,414
Federal income taxes                                                  4,802        3,891      3,848      3,076      3,410
                                                                     ------       ------     ------     ------     ------
Net earnings                                                        $10,005      $ 8,544    $ 7,652    $ 5,940    $ 7,004
                                                                     ======       ======     ======     ======     ======

Earnings per share: (3)
  Basic                                                               $1.27        $1.20      $1.11      $1.04      $1.22
                                                                       ====         ====       ====       ====       ====
  Diluted                                                             $1.25        $1.19      $1.10      $1.02      $1.19
                                                                       ====         ====       ====       ====       ====

                                                                                      Year ended December 31,
                                                                       2002         2001       2000       1999       1998
                                                                     ----------------------------------------------------
Return on average assets (4)                                           0.92%        0.80%      0.83%      0.82%      1.16%
Return on average assets excluding restructuring charges (4)           0.90         0.86       0.83       0.82       1.16
Return on average equity (4)                                          10.33         9.83      10.83       9.68      12.13
Return on average equity excluding restructuring charges (4)          10.17        10.54      10.83       9.68      12.13
Average equity to average assets (4)                                   8.86         8.13       7.64       8.46       9.56
Dividend payout ratio (5)                                             41.34        40.00      43.24      44.37      31.23

-----------------------------

(1) The information as of December 31, 2001 reflects the acquisition of Columbia Financial of Kentucky, Inc. The information as of December 31, 2000 reflects the acquisition of Westwood Homestead Financial Corporation. These combinations were accounted for using the purchase method of accounting.

(Footnotes continued on following page)

(2)  Includes loans held for sale.
(3) Earnings per share has been adjusted to give effect to a 5% stock dividend which was effected during the year ended December 31, 1999.
(4) Ratios are based upon the mathematical average of the balances at the beginning and the end of the year. (5) Represents dividends per share divided by basic earnings per share.


Item 7.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.

General

         Since its incorporation in 1970, Camco has evolved into a full-service provider of financial products to the communities served by Advantage Bank. Utilizing a common marketing theme based on Camco's commitment to personalized customer service, Camco and its affiliates have grown from $22.4 million of consolidated assets in 1970 to $1.1 billion of consolidated assets at December 31, 2002. Camco's rate of growth is largely attributable to its acquisitions of Marietta Savings, First Savings, First Bank for Savings, Germantown Federal, Westwood Homestead and Columbia Savings and its continued expansion of product lines from the limited deposit and loan offerings which the Bank could offer in the heavily regulated environment of the 1970s to the wider array of financial service products that commercial banks traditionally offered. Additionally, Camco has enhanced its operational growth by integrating its residential lending function through establishing mortgage-banking operations in the Bank's primary market areas and, to a lesser extent, by chartering a title insurance agency.

         Management believes that continued success in the financial services industry will be achieved by those institutions with a rigorous dedication to building value-added customer-oriented organizations. Toward this end, each of the Bank's divisions have the ability to make local decisions for customer contacts and services, however back-office operations are consolidated and centralized. Based on consumer preferences, the Bank's management designs financial service products with a view towards differentiating each of the constituent divisions from its competition. Management believes that the Bank divisions' ability to rapidly adapt to consumer needs and preferences is essential to them as community-based financial institutions competing against the larger regional and money-center bank holding companies.

         Camco's profitability depends primarily on its level of net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on deposit accounts and borrowings. In recent years, Camco's net earnings have also been heavily influenced by its level of other income, including mortgage banking income and other fee income. Camco's operations are also affected by general, administrative and other expenses, including employee compensation and benefits, occupancy expense, data processing, franchise taxes, advertising, other operating expenses and federal income tax expense.

Discussion of Financial Condition Changes from December 31, 2001 to December 31, 2002

         At December 31, 2002, Camco's consolidated assets totaled $1.08 billion, a decrease of $19.4 million, or 1.8%, from the December 31, 2001 total. The decrease in total assets was comprised primarily of a decrease in loans receivable and a decrease in cash and cash equivalents, which were partially offset by increases in investment securities and mortgage-backed securities. During 2002, Camco continued to experience a high rate of loan refinance activity as the interest rate environment remained at almost unprecedented lows. Management elected to invest proceeds from loan repayments generally into investment and mortgage-backed securities designated as available for sale, which offered higher yields than short-term alternatives.

         Cash and interest-bearing deposits in other financial institutions totaled $57.0 million at December 31, 2002, a decrease of $47.9 million, or 45.7%, from December 31, 2001 levels. Investment securities totaled $44.2 million at December 31, 2002, an increase of $25.0 million, or 130.3%, over the total at December 31, 2001. Investment securities purchases were comprised of $63.1 million of intermediate-term U.S. Government agency obligations, $43.1 million of which were callable, with an average yield of 3.41%, and $2.9 million in municipal securities. Such purchases were partially offset by $41.3 million of maturities of securities during the year.

         Mortgage-backed securities totaled $117.3 million at December 31, 2002, an increase of $79.6 million, or 210.9%, over December 31, 2001. Mortgage-backed securities purchases totaled $113.1 million, while principal repayments totaled $34.4 million during the year ended December 31, 2002. Purchases of mortgage-backed securities during the year were comprised primarily of balloon and ten-year amortizing U.S. Government agency securities yielding 5.02%, which were classified as available for sale. Purchases of investment and mortgage-backed securities were funded primarily with proceeds from loan principal repayments and excess liquidity.

         Loans receivable and loans held for sale totaled $797.0 million at December 31, 2002, a decrease of $74.5 million, or 8.5%, from the total at December 31, 2001. The decrease resulted primarily from loan sales of $240.5 million and principal repayments of $408.4 million, which were partially offset by loan disbursements of $572.3 million and purchases of $3.2 million. Loan origination volume, including purchases of loans, during 2002 exceeded 2001 volume by $213.8 million, or 59.1%, which was primarily attributable to an increase in refinancing activity following the decreases in the overall level of long-term interest rates during the two year period ended December 31, 2002.

         The allowance for loan losses totaled $5.5 million and $4.3 million at December 31, 2002 and 2001, respectively, representing 40.3% and 54.0% of nonperforming loans at those dates. Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $13.6 million and $7.9 million at December 31, 2002 and 2001, respectively, constituting 1.71% and .90% of total net loans, including loans held for sale, at those dates. At December 31, 2002, nonperforming loans were comprised of $10.2 million of loans secured by one- to four-family residential real estate, $2.5 million of loans secured by multi-family and nonresidential real estate, $165,000 of commercial loans and $713,000 of consumer and other loans. Although management believes that its allowance for loan losses at December 31, 2002, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

         Deposits totaled $694.1 million at December 31, 2002, a decrease of $36.0 million, or 4.9%, from December 31, 2001 levels. The decrease resulted primarily from management's decision not to aggressively bid on certificates of deposit which matured during 2002, due to the current low interest rate environment. While management has generally pursued a strategy of moderate growth in the deposit portfolio, Advantage has not historically engaged in sporadic increases or decreases in interest rates offered, nor has it offered the highest interest rates available in its market areas. Advances from the Federal Home Loan Bank ("FHLB") increased by $17.4 million, or 6.7%, to a total of $276.3 million at December 31, 2002.

         Stockholders' equity totaled $98.6 million at December 31, 2002, a $3.4 million, or 3.6%, increase over December 31, 2001. The increase resulted primarily from net earnings of $10.0 million, proceeds from the exercise of stock options of $2.1 million and a $2.0 million increase in the unrealized gains on available for sale securities, which were partially offset by dividends of $4.1 million and purchases of treasury shares totaling $6.3 million.

         The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. During 2002, management was notified by its supervisory regulators that Advantage was categorized as well-capitalized under the regulatory framework for prompt corrective action. At December 31, 2002, the Bank's regulatory capital exceeded all regulatory capital requirements.


Comparison of Results of Operations for the Years Ended December 31, 2002 and December 31, 2001

         General. Camco's net earnings for the year ended December 31, 2002, totaled $10.0 million, an increase of $1.5 million, or 17.1%, over the $8.5 million of net earnings reported in 2001. The increase in earnings was primarily attributable to a one-time charge of $950,000 in pre-tax expense related to the consolidation of the bank charters in the 2001 period and the recognition of a $112,000 reversal of this restructuring charge during the 2002 period. Additionally, net interest income increased by $1.5 million and other income increased by $2.9 million, while the provision for losses on loans increased by $410,000, general, administrative and other expense increased by $2.7 million (excluding the effects of the restructuring charge) and the provision for federal income taxes increased by $911,000.

         Income and expenses for 2002 include the effects of the acquisition of Columbia Financial, which was acquired by Camco in November 2001 in a transaction accounted for using the purchase method of accounting.

         Net Interest Income. Total interest income for the year ended December 31, 2002, amounted to $66.0 million, a decrease of $8.4 million, or 11.3%, compared to 2001, generally reflecting the effects of a decrease of 110 basis points in the average yield, from 7.49% in 2001 to 6.39% in 2002, which was partially offset by a $39.4 million, or 4.0%, increase in the average balance of interest-earning assets outstanding year to year.

         Interest income on loans totaled $57.5 million for the year ended December 31, 2002, a decrease of $12.0 million, or 17.3%, from the comparable 2001 total. The decrease resulted primarily from a $77.7 million, or 8.7%, decrease in the average balance outstanding and a 72 basis point decrease in the average yield to 7.07% in 2002. Interest income on mortgage-backed securities totaled $4.5 million for the year ended December 31, 2002, a $3.5 million, or 327.1%, increase over the 2001 period. The increase was due primarily to an $81.6 million, or 439.7%, increase in the average balance outstanding, which was partially offset by a 119 basis point decrease in the average yield to 4.52% in 2002. Interest income on investment securities increased by $849,000, or 122.0%, due primarily to a $22.3 million increase in the average balance outstanding year to year, which was partially offset by a 144 basis point decline in the average yield to 4.55% in the 2002 period. Interest income on other interest-earning assets decreased by $700,000, or 22.2%, due primarily to a decrease in the yield of 150 basis points to 2.88% in 2002, which was partially offset by a $13.1 million, or 18.2%, increase in the average balance outstanding year to year.

         Interest expense on deposits totaled $23.1 million for the year ended December 31, 2002, a decrease of $8.3 million, or 26.4%, compared to the year ended December 31, 2001, due primarily to a 151 basis point decrease in the average cost of deposits, to 3.40% for 2002, which was partially offset by a $39.2 million, or 6.1%, increase in the average balance of interest-bearing deposits outstanding year to year. Interest expense on borrowings totaled $15.5 million for the year ended December 31, 2002, a decrease of $1.6 million, or 9.4%, from the 2001 period. The decrease resulted primarily from a $15.1 million, or 5.4%, decrease in the average balance outstanding year to year and a 26 basis point decrease in the average rate, to 5.83% in 2002. Decreases in the level of average yields on interest-earning assets and average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001 and 2002.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.5 million, or 5.8%, to a total of $27.4 million for the year ended December 31, 2002. The interest rate spread increased to approximately 2.30% at December 31, 2002, from 2.22% at December 31, 2001, while the net interest margin increased to approximately 2.66% for the year ended December 31, 2002, compared to 2.61% for the 2001 period.

         Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $1.2 million for the year ended December 31, 2002, an increase of $410,000, or 54.0%, over the provision recorded in 2001. The 2002 provision generally reflects the $5.7 million increase in the level of nonperforming loans. The provision also reflects the increasing percentage of loans secured by nonresidential real estate and consumer loans in relation to total loans during 2002. Management believes all nonperforming loans are adequately collateralized, however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.

         Other Income. Other income totaled $10.1 million for the year ended December 31, 2002, an increase of $2.9 million, or 41.2%, compared to 2001. The increase in other income was primarily attributable to a $1.0 million, or 22.2%, increase in gains on sale of loans, a $1.6 million increase in loan servicing fees and an increase of $262,000, or 8.4%, in late charges, rent and other. The increase in loan servicing fees was due primarily to a decrease in the level of amortization of mortgage servicing rights and due to the effects of a $1.3 million valuation allowance to recognize impairment on mortgage servicing rights recorded in the 2001 period, $640,000 of which was recovered in 2002, based upon the Corporation's ongoing fair value analysis of the mortgage servicing rights asset. The increase in gain on sale of loans was due primarily to an increase in the volume of loans sold of $25.3 million, or 11.7%, over the volume of loans sold in 2001. The increase in late charges, rent and other was due primarily to an increase in insurance fees, title premiums and other fees on loans and deposit transactions.

         General, Administrative and Other Expense. General, administrative and other expense totaled $21.6 million for the year ended December 31, 2002, an increase of $1.7 million, or 8.4%, compared to 2001. The increase in general, administrative and other expense was due primarily to an increase of $2.3 million, or 28.9%, in employee compensation and benefits, a $287,000, or 9.0%, increase in occupancy and equipment, and an increase of $691,000, or 15.1%, in other operating expense, which were partially offset by the effects of a nonrecurring restructuring charge totaling $950,000 recorded in 2001 and the $112,000 restructuring credit recognized in 2002, as well as a $297,000, or 26.6% decrease in franchise taxes, a $167,000, or 12.4%, decrease in data processing and a $150,000 decrease in goodwill amortization. The increase in employee compensation and benefits was due primarily to the acquisition of the Columbia division, an increase in management staffing levels, an increase in incentive compensation and other benefit plan costs and normal merit compensation increases, which were partially offset by an increase in deferred loan origination costs related to the increase in lending volume year to year. Camco increased its management staffing complement year to year as it continues to implement its corporate strategy following the 2001 restructuring plan. The increase in occupancy and equipment resulted primarily from the inclusion of Columbia. The increase in other operating expense was due primarily to costs incurred at the Columbia division and increases in legal expense, costs associated with real estate acquired through foreclosure, office supplies and costs associated with the increase in lending volume year to year. The decrease in franchise tax expense reflects the effects of refund claims on prior year tax filings. The decrease in data processing was due primarily to efficiencies realized related to the consolidation of the Bank charters. The decrease in goodwill amortization was due to the adoption of SFAS No. 142, a new accounting standard which eliminates goodwill amortization. The restructuring credit resulted from severance charges recorded in 2001 that were not utilized due primarily to early terminations.

         Federal Income Taxes. The provision for federal income taxes totaled $4.8 million for the year ended December 31, 2002, an increase of $911,000, or 23.4%, compared to the provision recorded in 2001. This increase was primarily attributable to a $2.4 million, or 19.1%, increase in pre-tax earnings year to year and the 2001 receipt of refunds claimed for prior years' tax liabilities. The effective tax rate amounted to 32.4% and 31.3% for the years ended December 31, 2002 and 2001, respectively.


Comparison of Results of Operations for the Years Ended December 31, 2001 and December 31, 2000

         General. Increases in the level of income and expenses during the year ended December 31, 2001, compared to 2000, include the effects of the acquisition of Columbia Financial, which was acquired by Camco in November 2001 in a transaction accounted for using the purchase method of accounting.

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

         Interest expense on deposits totaled $31.3 million for the year ended December 31, 2001, an increase of $2.5 million, or 8.5%, over the 2000 total. The increase was due to an increase in the weighted-average balance of deposits outstanding of $48.2 million, or 8.2% year to year, and a 2 basis point increase in the average cost of deposits, from 4.89% in 2000 to 4.91% in 2001. The acquisition of Columbia Financial accounted for approximately $559,000 of the overall increase in interest expense in the 2001 period. Interest expense on borrowings totaled $17.1 million for the year ended December 31, 2001, a decrease of $3.6 million, or 17.5%, compared to 2000. The decrease resulted primarily from a $45.1 million, or 13.8%, decrease in the weighted-average balance of borrowings outstanding year to year and a decrease of 28 basis points in the weighted-average cost of borrowings, to 6.09% in 2001.

         As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $123,000, or 0.5%, to a total of $25.9 million for the year ended December 31, 2001, compared to $26.1 million in 2000. The interest rate spread decreased to approximately 2.22% for the year ended December 31, 2001, from 2.45% for 2000, while the net interest margin decreased to approximately 2.61% in 2001, compared to 2.71% in 2000.

         Provision for Losses on Loans. Camco recorded a provision for losses on loans totaling $759,000 for the year ended December 31, 2001, an increase of $191,000, or 33.6%, over the provision recorded in 2000. The 2001 provision generally reflects the $3.2 million increase in the level of nonperforming loans, as well as a $3.7 million, or 34.9%, increase in loans greater than 30 days but less than 90 days delinquent year to year. The provision also reflects the $15.5 million, or 28.4%, increase in loans secured by nonresidential real estate during 2001.

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

         General, Administrative and Other Expense. General, administrative and other expense totaled $19.9 million for the year ended December 31, 2001, an increase of $368,000, or 1.9%, compared to 2000. Camco recorded a one-time restructuring charge of $950,000 in the second quarter of 2001, which was primarily related to compensation charges and professional fees related to Camco's restructuring to a single bank charter, which occurred in the second quarter of 2001. The consolidation of operations such as data processing began in July 2001, and total data processing conversion was completed in May 2002.

         Excluding of the effects of the restructuring charges, general, administrative and other expense decreased year to year by $582,000, or 3.0%, due primarily to a decrease in employee compensation and benefits of $1.1 million, or 11.9%, resulting primarily from a reduction in staffing levels, and an increase in deferred loan origination costs attendant to the increase in loan volume year to year. The decrease in employee compensation and benefits was partially offset by a $108,000, or 3.5%, increase in office occupancy and equipment expense, which was due to increased depreciation and increased building maintenance costs, and an increase in other operating expenses of $319,000, or 7.5%, primarily as a result of Camco's overall growth year to year.

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

                                                                        At December 31,
                                                               2002         2001         2000
Weighted-average yield on:
  Loan portfolio (1)                                          6.87%        7.28%         8.01%
  Investment portfolio (2)                                    3.40         3.61          6.82
  Total interest-earning assets                               6.52         6.63          7.92

Weighted-average rate paid on:
  Deposits                                                    2.86         4.08          5.28
  FHLB advances                                               5.63         6.02          6.20
  Total interest-bearing liabilities                          3.65         4.59          5.53
                                                              ----         ----          ----

Interest rate spread                                          2.87%        2.04%         2.39%
                                                              ====         ====          ====

------------------------------

(1)  Includes loans held for sale and excludes the allowance for loan losses.

(2)  Includes earnings on FHLB stock and cash surrender value of life insurance.

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

                                                                 Year ended December 31,
                                            2002                             2001                             2000
                              -------------------------------  ------------------------------  -------------------------------
                                 Average   Interest   Average   Average    Interest   Average    Average   Interest   Average
                              outstanding  earned/    yield/  outstanding  earned/    yield/   outstanding  earned/    yield/
                                balance     paid        rate    balance     paid       rate      balance     paid       rate
                                                              (Dollars in thousands)
Interest-earning assets:
  Loans receivable(1)         $  813,541    $57,478     7.07% $891,220    $69,461       7.79%   $903,226    $71,524      7.92%
  Mortgage-backed
   securities(2)                 100,165      4,523     4.52%   18,561      1,059       5.71      15,920      1,120      7.04
  Investment securities           33,963      1,545     4.55%   11,621        696       5.99      17,529      1,141      6.51
Interest-bearing deposits and
  other interest-earning assets   85,189      2,456     2.88%   72,052      3,156       4.38      26,115      1,886      7.22
                               ---------  ---------   ------   -------     ------     ------    --------     ------    ------

     Total interest-earning
       assets                 $1,032,858     66,002     6.39% $993,454     74,372       7.49    $962,790     75,671      7.86
                               =========                       =======                           =======

Interest-bearing liabilities:
  Deposits                    $  677,800     23,060     3.49% $638,581     31,324       4.91    $590,418     28,869      4.89
  FHLB advances                  265,614     15,496     5.83%  280,747     17,109       6.09     325,805     20,740      6.37
                               ---------     ------   ------   -------     ------     ------     -------     ------    ------

     Total interest-bearing
       liabilities            $  943,414     38,556     4.09% $919,328     48,433       5.27    $916,223     49,609      5.41
                               =========     ------   ------   =======     ------     ------     =======     ------    ------

 Net interest income/Interest
  rate spread                               $27,446     2.30%             $25,939       2.22%               $26,062      2.45%
                                             ======   ======               ======     ======                 ======    ======

Net interest margin(3)                                  2.66%                           2.61%                            2.71%
                                                      ======                          ======                           ======

Average interest-earning
  assets to average interest-
  bearing liabilities                                 109.48%                         108.06                           105.85%
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

                                                                              Year ended December 31,
                                                               2002 vs. 2001                          2001 vs. 2000
                                                                  Increase                              Increase
                                                                 (decrease)                            (decrease)
                                                                   due to                                due to
                                                       Volume       Rate      Total          Volume       Rate      Total
                                                                                  (In thousands)
Interest income attributable to:
  Loans receivable (1)                                $(5,781)   $(6,202)  $(11,983)        $  (944)   $(1,119)   $(2,063)
  Mortgage-backed securities                            3,729       (265)     3,464             170       (231)       (61)
  Investment securities                                 1,052       (203)       849            (360)       (85)      (445)
  Interest-bearing deposits and other (2)                 507     (1,207)      (700)          2,251       (981)     1,270
                                                       ------      -----    -------           -----     ------     ------
     Total interest income                               (493)    (7,877)    (8,370)          1,117     (2,416)    (1,299)

Interest expense attributable to:
  Deposits                                              1,825    (10,089)    (8,264)          2,362         93      2,455
  Borrowings                                             (900)      (713)    (1,613)         (2,775)      (856)    (3,631)
                                                       ------    -------    -------           -----     ------     ------
     Total interest expense                               925    (10,802)    (9,877)           (413)      (763)    (1,176)
                                                       ------     ------    -------          -------    ------     ------

Increase (decrease) in net interest income            $(1,418)   $ 2,925    $ 1,507         $ 1,530    $(1,653)   $  (123)
                                                        =====     ======     ======          ======     =======    ======

------------------------------

(1) Includes loans held for sale.
(2) Includes interest-bearing deposits.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The objective of the Bank's asset/liability management function is to maintain consistent growth in net interest income within the Bank's policy limits. This objective is accomplished through management of the Bank's balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates and customer preferences.

         The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity and achieving consistent growth in core deposits.

         Management considers interest rate risk the Bank's most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Bank's net interest income is largely dependent upon the effective management of interest rate risk.

         To identify and manage its interest rate risk the Bank employs an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing characteristics and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management projections for activity levels in each of the product lines offered by the Bank. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. Assumptions are inherently uncertain and the measurement of net interest income or the impact of rate fluctuations on net interest income cannot be precisely predicted. Actual results may differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

         The Bank's Asset/Liability Management Committee (ALCO), which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk within Board-approved policy limits. The Bank's current interest rate risk position is determined by measuring the anticipated change in net interest income over a 12 month horizon assuming a 200 basis point (bp) instantaneous and parallel shift (linear) increase or decrease in all interest rates. Given the current federal funds rate of 1.25% at December 31, 2002, a linear 100bp decrease was modeled in the estimated earnings sensitivity profile in place of the linear 200bp decrease in accordance with the Bank's interest rate risk policy. Current policy limits this exposure to plus or minus 25% of net interest income for a 12-month horizon.

The following table shows the Bank's estimated earnings sensitivity profile as of December 31, 2002:

         Change in                                   Percentage Change in
      Interest Rates                                  Net Interest Income
      (basis points)                                       12 Months

           +200                                              9.5%
           -100                                             (8.0%)

         Given a 200bp linear increase in the yield curve used in the simulation model, it is estimated net interest income for the Bank would increase by 9.5% over one year. A 100bp linear decrease in interest rates would decrease net interest income by 8.0% over one year. All of these estimated changes in net interest income are within the policy guidelines established by the Board of Directors. Management does not expect any significant adverse effect on net interest income in 2003 based on the composition of the portfolio and anticipated upward trends in rates.

         In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bank has developed sale procedures for several types of interest-sensitive assets. Generally, all long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation or Federal National Mortgage Association guidelines are sold for cash upon origination. In 2002 and 2001, a total of $240.1 million and $215.3 million of such loans, respectively, were sold.

Item 8.        Financial Statements and Supplementary Data.



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Camco Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Camco Financial Corporation as of December 31, 2002 and 2001, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camco Financial Corporation as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As more fully explained in Note A-8, the Corporation changed its method of accounting for goodwill as of January 1, 2002.


/s/GRANT THORNTON LLP

Cincinnati, Ohio
January 31, 2003

                           CAMCO FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                  December 31,
                        (In thousands, except share data)

         ASSETS                                                                            2002             2001
Cash and due from banks                                                              $   20,215       $   15,665
Interest-bearing deposits in other financial institutions                                36,807           89,299
                                                                                      ---------        ---------
         Cash and cash equivalents                                                       57,022          104,964

Investment securities available for sale - at market                                     38,789              305
Investment securities held to maturity - at cost, approximate market
  value of $5,501 and $19,083 as of December 31, 2002 and 2001, respectively              5,368           18,872
Mortgage-backed securities available for sale - at market                                97,332            6,975
Mortgage-backed securities held to maturity - at cost, approximate market
  value of $20,634 and $30,744 as of December 31, 2002 and 2001, respectively            20,000           30,765
Loans held for sale - at lower of cost or market                                         55,493           21,445
Loans receivable - net                                                                  741,465          850,001
Office premises and equipment - net                                                      14,492           14,849
Real estate acquired through foreclosure                                                  1,589            2,151
Federal Home Loan Bank stock - at cost                                                   23,539           22,481
Accrued interest receivable                                                               4,922            5,769
Prepaid expenses and other assets                                                         2,130            4,779
Cash surrender value of life insurance                                                   17,372           15,751
Goodwill - net of accumulated amortization                                                2,953            2,953
Prepaid federal income taxes                                                                774              592
                                                                                      ---------        ---------

         Total assets                                                                $1,083,240       $1,102,652
                                                                                      =========        =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                             $  694,072      $   730,075
Advances from the Federal Home Loan Bank                                                276,276          258,850
Advances by borrowers for taxes and insurance                                             3,509            3,860
Accounts payable and accrued liabilities                                                  4,298           10,975
Dividends payable                                                                         1,046              962
Deferred federal income taxes                                                             5,438            2,759
                                                                                      ---------        ---------
         Total liabilities                                                              984,639        1,007,481

Commitments                                                                                  -                -

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares; no shares outstanding           -                -
  Common stock - $1 par value; authorized 14,900,000 shares; 8,311,145 and
    8,137,039 shares issued at December 31, 2002 and 2001, respectively                   8,311            8,137
  Additional paid-in capital                                                             54,063           51,722
  Retained earnings - substantially restricted                                           42,497           36,621
  Accumulated other comprehensive income - unrealized gains on securities
    designated as available for sale, net of related tax effects                          2,098              107
  Less 622,260 and 126,019 shares of treasury stock at December 31, 2002 and 2001,
    respectively - at cost                                                               (8,368)          (1,416)
                                                                                      ---------        ---------
         Total stockholders' equity                                                      98,601           95,171
                                                                                      ---------        ---------

         Total liabilities and stockholders' equity                                  $1,083,240       $1,102,652
                                                                                      =========        =========




The accompanying notes are an integral part of these statements.

                           CAMCO FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

              For the years ended December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

                                                                              2002           2001           2000
Interest income
  Loans                                                                    $57,478        $69,461        $71,524
  Mortgage-backed securities                                                 4,523          1,059          1,120
  Investment securities                                                      1,545            696          1,141
  Interest-bearing deposits and other                                        2,456          3,156          1,886
                                                                            ------         ------         ------
         Total interest income                                              66,002         74,372         75,671

Interest expense
  Deposits                                                                  23,060         31,324         28,869
  Borrowings                                                                15,496         17,109         20,740
                                                                            ------         ------         ------
         Total interest expense                                             38,556         48,433         49,609
                                                                            ------         ------         ------

         Net interest income                                                27,446         25,939         26,062

Provision for losses on loans                                                1,169            759            568
                                                                            ------         ------         ------

         Net interest income after provision for losses on loans            26,277         25,180         25,494

Other income (expense)
  Late charges, rent and other                                               3,374          3,112          2,046
  Loan servicing fees (costs)                                                  151         (1,421)           665
  Service charges and other fees on deposits                                 1,014            838            733
  Gain on sale of loans                                                      5,540          4,532          2,058
  Gain (loss) on investment and mortgage-backed securities transactions         29             -             (37)
  Gain (loss) on sale of real estate acquired through foreclosure               (8)            62             56
  Gain on sale of premises and equipment                                        -              30             15
                                                                            ------         ------         ------
         Total other income                                                 10,100          7,153          5,536

General, administrative and other expense
  Employee compensation and benefits                                        10,168          7,887          8,948
  Occupancy and equipment                                                    3,459          3,172          3,064
  Data processing                                                            1,178          1,345          1,337
  Advertising                                                                  794            705            720
  Franchise taxes                                                              821          1,118          1,059
  Amortization of goodwill                                                      -             150            150
  Other operating                                                            5,262          4,571          4,252
  Restructuring charges (credits) related to charter consolidation            (112)           950             -
                                                                            ------         ------         ------
         Total general, administrative and other expense                    21,570         19,898         19,530
                                                                            ------         ------         ------

         Earnings before federal income taxes                               14,807         12,435         11,500

Federal income taxes
  Current                                                                    3,149          2,715          2,102
  Deferred                                                                   1,653          1,176          1,746
                                                                            ------         ------         ------
         Total federal income taxes                                          4,802          3,891          3,848
                                                                            ------         ------         ------

         NET EARNINGS                                                      $10,005        $ 8,544        $ 7,652
                                                                            ======         ======         ======

         EARNINGS PER SHARE
           Basic                                                            $1.27           $1.20          $1.11
                                                                             ====            ====           ====

           Diluted                                                          $1.25           $1.19          $1.10
                                                                             ====            ====           ====



The accompanying notes are an integral part of these statements.

                           CAMCO FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              For the years ended December 31, 2002, 2001 and 2000
                                 (In thousands)


                                                                                  2002         2001         2000
Net earnings                                                                   $10,005       $8,544       $7,652

Other comprehensive income, net of tax:
  Unrealized holding gains on securities during the period,
    net of taxes of $1,035, $53 and $54 in 2002, 2001
    and 2000, respectively                                                       2,010          103          104

  Reclassification adjustment for realized (gains) losses included in earnings, net of taxes (benefits) of $10 and $(13) for the years ended December 31,
    2002 and 2000, respectively                                                    (19)          -            24
                                                                                ------        -----        -----

Comprehensive income                                                           $11,996       $8,647       $7,780
                                                                                ======        =====        =====

Accumulated other comprehensive income                                         $ 2,098       $  107       $    4
                                                                                ======        =====        =====




































The accompanying notes are an integral part of these statements.

                           CAMCO FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the years ended December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

                                                                                            Unrealized
                                                                                        gains (losses)
                                                                                         on securities
                                                                Additional                  designated                      Total
                                                        Common     paid-in     Retained   as available   Treasury   stockholders'
                                                         stock     capital     earnings       for sale      stock          equity
Balance at January 1, 2000                              $5,752     $30,351      $27,205         $ (124)   $  (575)        $62,609

Stock options exercised                                      1           7           -              -          -                8
Cash dividends declared - $0.48 per share                   -           -        (3,327)            -          -           (3,327)
Purchase of Westwood Homestead Financial Corporation     1,305      11,193           23             -        (841)         11,680
Net earnings for the year ended December 31, 2000           -           -         7,652             -          -            7,652
Unrealized gains on securities designated as available
  for sale, net of related tax effects                      -           -            -             128         -              128
                                                         -----      ------       ------          -----     ------          ------

Balance at December 31, 2000                             7,058      41,551       31,553              4     (1,416)         78,750

Stock options exercised                                    116       1,146           -              -          -            1,262
Cash dividends declared - $0.48 per share                   -           -        (3,476)            -          -           (3,476)
Net earnings for the year ended December 31, 2001           -           -         8,544             -          -            8,544
Purchase of Columbia Financial of Kentucky, Inc.           963       9,025           -              -          -            9,988
Unrealized gains on securities designated as available
  for sale, net of related tax effects                      -           -            -             103         -              103
                                                         -----      ------       ------          -----     ------          ------

Balance at December 31, 2001                             8,137      51,722       36,621            107     (1,416)         95,171

Finalization of Columbia Financial acquisition              -          432           -              -        (638)           (206)
Stock options exercised                                    174       1,909           -              -          -            2,083
Cash dividends declared - $0.525 per share                  -           -        (4,129)            -          -           (4,129)
Net earnings for the year ended December 31, 2002           -           -        10,005             -          -           10,005
Purchase of treasury shares                                 -           -            -              -      (6,314)         (6,314)
Unrealized gains on securities designated as available
  for sale, net of related tax effects                      -           -            -           1,991         -            1,991
                                                         -----      ------       ------          -----     ------          ------

Balance at December 31, 2002                            $8,311     $54,063      $42,497         $2,098    $(8,368)        $98,601
                                                         =====      ======       ======          =====     ======          ======





The accompanying notes are an integral part of these statements.

                           CAMCO FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 2002, 2001 and 2000
                                 (In thousands)

                                                                                  2002         2001         2000
Cash flows from operating activities:
  Net earnings for the year                                                   $ 10,005     $  8,544     $  7,652
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of goodwill                                                        -           150          150
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                             828           87           19
    Depreciation and amortization                                                1,714        1,655        1,610
    Amortization of purchase accounting adjustments - net                          242          303           13
    Provision for losses on loans                                                1,169          759          568
    Provision for losses on real estate acquired through foreclosure               131           -            -
    Amortization of deferred loan origination fees                                (609)        (683)        (374)
    (Gain) loss on sale of real estate acquired through foreclosure                  8          (62)         (56)
    (Gain) loss on investment and mortgage-backed securities
      transactions                                                                 (29)          -            37
    Gain on sale of office premises and equipment                                   -           (30)         (15)
    Federal Home Loan Bank stock dividends                                      (1,058)      (1,367)      (1,320)
    Gain on sale of loans                                                       (2,811)      (2,194)        (905)
    Loans originated for sale in the secondary market                         (274,597)    (232,499)    (120,503)
    Proceeds from sale of mortgage loans in the secondary market               243,360      217,483      120,356
    Increase (decrease) in cash, net of acquisition of Westwood Homestead
      Financial Corporation and Columbia Financial of Kentucky, Inc.,
      due to changes in:
        Accrued interest receivable                                                847          893         (972)
        Prepaid expenses and other assets                                        2,649       (2,921)        (437)
        Accounts payable and other liabilities                                  (6,537)       2,432        2,230
        Federal income taxes
          Current                                                                 (182)        (248)      (1,009)
          Deferred                                                               1,653        1,176        1,746
                                                                               -------      -------      -------
         Net cash provided by (used in) operating activities                   (23,217)      (6,522)       8,790

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities                             41,251       19,480        1,040
  Proceeds from investment securities transactions                                  44           -            -
  Purchase of investment securities designated as available for sale           (64,942)          -           (17)
  Purchase of investment securities designated as held to maturity              (1,048)     (10,495)        (840)
  Proceeds from sale of mortgage-backed securities designated as
    available for sale                                                           1,087           -         5,045
  Purchase of mortgage-backed securities designated as available for sale     (113,125)          -        (5,087)
  Purchase of mortgage-backed securities designated as held to maturity             -       (15,228)          -
  Principal repayments on mortgage-backed securities                            34,377        4,865        2,608
  Loan disbursements                                                          (297,668)    (126,582)    (237,956)
  Purchases of loans                                                            (3,181)      (2,527)      (3,552)
  Principal repayments on loans                                                408,446      271,195      176,055
  Purchase of office premises and equipment - net                               (1,852)      (1,711)      (1,675)
  Proceeds from sale of office premises and equipment                              355          119           35
  Proceeds from sale of real estate acquired through foreclosure                   651        1,806          505
  Purchase of Federal Home Loan Bank stock                                          -          (100)      (2,077)
  Proceeds from redemption of Federal Home Loan Bank stock                          -            -           504
  Additions to real estate acquired through foreclosure                            (12)         (60)         (25)
  Purchase of life insurance                                                      (825)      (9,445)         (80)
  Net increase in cash surrender value of life insurance                          (796)        (307)        (262)
  Purchase of Westwood Homestead Financial Corporation                              -            -        (1,879)
  Purchase of Columbia Financial of Kentucky, Inc.                                (206)      (3,000)          -
                                                                               -------      -------      -------
         Net cash provided by (used in) investing activities                     2,556      128,010      (67,658)
                                                                               -------      -------      -------

         Net cash provided by (used in) operating and investing
           activities (balance carried forward)                                (20,661)     121,488      (58,868)
                                                                               -------      -------      -------

                           CAMCO FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

              For the years ended December 31, 2002, 2001 and 2000
                                 (In thousands)

                                                                                  2002         2001         2000
         Net cash provided by (used in) operating and investing
           activities (balance brought forward)                               $(20,661)    $121,488     $(58,868)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                          (36,003)      16,716       70,185
  Proceeds from Federal Home Loan Bank advances                                 68,500       50,451      243,178
  Repayment of Federal Home Loan Bank advances                                 (51,151)    (105,072)    (244,123)
  Dividends paid on common stock                                                (4,045)      (3,346)      (3,327)
  Proceeds from exercise of stock options                                        2,083        1,262            8
  Purchase of treasury shares                                                   (6,314)          -            -
  Increase (decrease) in advances by borrowers for taxes and insurance            (351)        (604)          62
                                                                               -------      -------      -------
         Net cash provided by (used in) financing activities                   (27,281)     (40,593)      65,983
                                                                               -------      -------      -------

Net increase (decrease) in cash and cash equivalents                           (47,942)      80,895        7,115

Cash and cash equivalents at beginning of year                                 104,964       24,069       16,954
                                                                               -------      -------      -------

Cash and cash equivalents at end of year                                      $ 57,022     $104,964     $ 24,069
                                                                               =======      =======      =======


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest on deposits and borrowings                                       $ 38,387     $ 48,792     $ 48,952
                                                                               =======      =======      =======

    Income taxes                                                              $  2,848     $  3,528     $  3,430
                                                                               =======      =======      =======

Supplemental disclosure of noncash investing activities:
  Transfers from mortgage loans to real estate acquired through foreclosure   $  1,270     $  3,208     $  1,432
                                                                               =======      =======      =======

  Issuance of mortgage loans upon sale of real estate acquired through
    foreclosure                                                               $  1,054     $  1,182     $    703
                                                                               =======      =======      =======

  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                $  1,991     $    103     $    128
                                                                               =======      =======      =======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                              $  2,729     $  2,338     $  1,153
                                                                               =======      =======      =======


Supplemental disclosure of noncash financing activities:
  Dividends declared but unpaid                                               $  1,046     $    962     $    832
                                                                               =======      =======      =======

Fair value of assets received in acquisition of:
  Westwood Homestead Financial Corporation                                    $     -      $     -      $159,698
                                                                               =======      =======      =======

  Columbia Financial of Kentucky, Inc.                                        $     -      $110,422     $     -
                                                                               =======      =======      =======



The accompanying notes are an integral part of these statements.

                           CAMCO FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000


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

    During 2001, Camco's Board of Directors approved a business combination that was completed in November 2001, whereby Columbia Financial of Kentucky, Inc. ("Columbia Financial"), the parent of Columbia Federal Savings Bank ("Columbia Federal"), was merged into Camco. Following the merger, Columbia Federal became a division of Advantage. The business combination was accounted for using the purchase method of accounting. Accordingly, the 2001 consolidated financial statements herein include the accounts of Columbia Federal only from the November 15, 2001 consummation date through December 31, 2001.

    The business activities of Camco are limited primarily to holding the common stock of the Bank and Camco Title Insurance Agency ("Camco Title") and one second tier subsidiary, Camco Mortgage Corporation. The Corporation's results of operations are economically dependent upon the results of Advantage's operations. Advantage conducts a general banking business within Ohio, West Virginia and northern Kentucky which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. Advantage's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by Advantage can be significantly influenced by a number of factors, such as governmental monetary policy, that are outside of management's control.

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

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    2.  Investment Securities and Mortgage-Backed Securities

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

    3.  Loans Receivable

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

    Loans held for sale are carried at the lower of cost (less principal payments received) or fair value (market value), calculated on an aggregate basis. At December 31, 2002, loans held for sale were carried at cost. At December 31, 2001, loans held for sale were carried at aggregate fair value, which resulted in the Bank's recognition of an unrealized loss of $28,000 on loans held for sale.

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

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    3. Loans Receivable (continued)

    The Corporation recorded amortization related to mortgage servicing rights totaling approximately $2.1 million, $1.5 million and $602,000, for the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, the Corporation recorded an impairment charge on mortgage servicing rights totaling $1.3 million in 2001. During 2002, the Corporation recaptured approximately $640,000 of the impairment based upon an independent appraisal of the mortgage servicing rights. The carrying value of the Corporation's mortgage servicing rights, which approximated their fair value, totaled approximately $6.0 million and $4.7 million at December 31, 2002 and 2001, respectively.

    At December 31, 2002 and 2001, the Bank was servicing mortgage loans of approximately $575.4 million and $535.5 million, respectively, that have been sold to the Federal Home Loan Mortgage Corporation and other investors.

    4.  Loan Origination and Commitment Fees

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

    5.  Allowance for Loan Losses

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

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    5. Allowance for Loan Losses (continued)

    A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Corporation considers its investment in one- to four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Corporation's investment in multi-family, commercial and nonresidential loans, and its evaluation of any impairment thereon, such loans are generally collateral-dependent and as a result are carried as a practical expedient at the lower of cost or fair value.

    It is the Corporation's policy to charge off unsecured credits that are more than ninety days delinquent. Similarly, collateral-dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

    At December 31, 2002, the Corporation had one loan that was defined as impaired under SFAS No. 114, with a principal balance of $984,000 and a related allowance for losses of $282,000. The average balance of this loan during 2002 was $971,000. Interest income recognized on this loan during 2002 was $50,000. At December 31, 2001, the Corporation had no loans that would be defined as impaired under SFAS No. 114.

    6.  Real Estate Acquired Through Foreclosure

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

    7.  Office Premises and Equipment

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

    8.  Goodwill

    Goodwill resulting from the acquisition of First Savings, totaling approximately $3.7 million, was being amortized over a twenty-five year period using the straight-line method for years prior to 2002. It was management's policy to periodically evaluate the carrying value of intangible assets in relation to the continuing earnings capacity of the acquired assets and assumed liabilities.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    8. Goodwill (continued)

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. Goodwill has been assigned to Advantage Bank as the reporting unit that is expected to benefit from the goodwill.

    Camco evaluated the unamortized goodwill balance of $3.0 million during 2002 in accordance with the provisions of SFAS No. 142 via independent third-party appraisal. The evaluation showed no indication of impairment. The adoption of SFAS No. 142 has resulted in the elimination of annual goodwill amortization of approximately $150,000.

    The following table displays the pro forma effects on net earnings and earnings per share as if SFAS No. 142 had been applicable to the years ended December 31, 2001 and 2000.

                                                                           For the year ended December 31,
                                                                       2002              2001             2000
                                                                      (In thousands, except per share amounts)
    Reported net earnings                                           $10,005            $8,544           $7,652

    Add back:  goodwill amortization                                     -                150              150
                                                                     ------             -----            -----

    Adjusted net earnings                                           $10,005            $8,694           $7,802
                                                                     ======             =====            =====

    Basic earnings per share:
      Reported net earnings                                           $1.27            $1.20             $1.11
      Goodwill amortization                                              -               .03               .02
                                                                       ----             ----              ----

      Adjusted net earnings                                           $1.27            $1.23             $1.13
                                                                       ====             ====              ====

    Diluted earnings per share:
      Reported net earnings                                           $1.25            $1.19             $1.10
      Goodwill amortization                                              -               .02               .02
                                                                       ----             ----              ----

      Adjusted net earnings                                           $1.25            $1.21             $1.12
                                                                       ====             ====              ====

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    9.  Federal Income Taxes

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

    10.  Earnings Per Share

    Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under stock option. The computations were as follows for the years ended December 31:

                                                                         2002              2001             2000

    Weighted-average common shares
      outstanding (basic)                                           7,908,786         7,096,960        6,915,154

    Dilutive effect of assumed exercise
      of stock options                                                 97,094            93,546           42,277
                                                                    ---------         ---------        ---------

    Weighted-average common shares
      outstanding (diluted)                                         8,005,880         7,190,506        6,957,431
                                                                    =========         =========        =========

    Options to purchase 65,441, 176,714 and 435,295 shares of common stock at respective weighted-average exercise prices of $14.83, $13.11 and $12.15 were outstanding at December 31, 2002, 2001 and 2000, respectively, but were excluded from the computation of diluted earnings per share for those years because the exercise price was greater than the average market price of the common shares.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    11.  Stock Option Plans

    Stockholders of the Corporation have approved four stock option plans. Under the 1972 Plan, 254,230 common shares were reserved for issuance to officers, directors, and key employees of the Corporation and its subsidiaries. The 1982 Plan reserved 115,824 common shares for issuance to employees of the Corporation and its subsidiaries. All of the stock options under the 1972 and 1982 Plans have been granted and were subject to exercise at the discretion of the grantees through 2002. Under the 1995 Plan, 161,488 shares were reserved for issuance. Under the 2002 Plan, 400,000 shares were reserved for issuance. Additionally, in connection with the acquisition of First Savings, the stock options of First Savings were converted into options to purchase 174,421 shares of the Corporation's stock at an exercise price of $7.38 per share, which expire in 2005. In connection with the 2000 acquisition of Westwood Homestead, the stock options of Westwood Homestead were converted into options to purchase 311,794 shares of the Corporation's stock at a weighted-average exercise price of $11.89 per share, which expire in 2008.

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

                                                                            2002             2001           2000
                                                                           (In thousands, except per share data)
    Net earnings                                   As reported           $10,005           $8,544         $7,652
                          Stock-based compensation, net of tax                (4)              (5)           (16)
                                                                          ------            -----          -----

                                                     Pro-forma           $10,001           $8,539         $7,636
                                                                          ======            =====          =====

    Earnings per share
      Basic                                        As reported            $1.27             $1.20          $1.11
                          Stock-based compensation, net of tax             (.01)              -              -
                                                                           ----              ----           ----

                                                     Pro-forma            $1.26             $1.20          $1.10
                                                                           ====              ====           ====

      Diluted                                      As reported            $1.25             $1.19          $1.10
                          Stock-based compensation, net of tax              -                 -              -
                                                                           ----              ----           ----

                                                     Pro-forma            $1.25             $1.19          $1.10
                                                                           ====              ====           ====

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    11. Stock Option Plans (continued)

    The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during 2002, 2001 and 2000: dividend yield of 3.84%, 4.07% and 2.51%, respectively; expected volatility of 16.34%, 17.06% and 17.69%, respectively; a risk-free interest rate of 2.00%, 3.00% and 5.00%, respectively, and an expected life of ten years for all grants.

    A summary of the status of the Corporation's stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates is presented below:

                                                    2002                   2001                    2000
                                                       Weighted-               Weighted-               Weighted-
                                                         average                 average                 average
                                                        exercise                exercise                exercise
                                               Shares      price       Shares      price       Shares      price
    Outstanding at beginning of year          503,005     $10.16      688,655      $10.53     369,523      $ 9.43
    Granted                                     3,700      14.55        8,500       11.93      10,700        9.07
    WHFC options                                  -          -            -           -       309,272       11.89
    Exercised                                (174,106)     10.84     (115,656)      10.91        (840)       9.79
    Forfeited                                  (9,308)     11.91      (78,494)      12.50         -           -
                                              -------      -----      -------       -----     -------       -----

    Outstanding at end of year                323,291     $ 9.79      503,005      $10.16     688,655      $10.53
                                              =======      =====      =======       =====     =======       =====

    Options exercisable at year-end           323,291     $ 9.79      503,005      $10.16     688,655      $10.53
                                              =======      =====      =======       =====     =======       =====
    Weighted-average fair value of
      options granted during the year                     $ 1.36                   $ 1.37                  $ 2.24
                                                           =====                    =====                   =====


    The following information applies to options outstanding at December 31, 2002:

    Number outstanding                                                 244,703
    Range of exercise prices                                     $7.40 - $9.74
    Number outstanding                                                  78,588
    Range of exercise prices                                   $11.36 - $16.59
    Weighted-average exercise price                                      $9.79
    Weighted-average remaining contractual life                      4.0 years

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


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

                  Deposits: The fair values of deposits with no stated maturity, such as money market demand deposits, savings and NOW accounts, are deemed to equal the amount payable on demand as of December 31, 2002 and 2001. The fair value of fixed-rate certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    12. Fair Value of Financial Instruments (continued)

                  Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At December 31, 2002 and 2001, the difference between the fair value and notional amount of loan commitments was not material.

    Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments are as follows:

                                                                                 December 31,
                                                                        2002                       2001
                                                              Carrying        Fair         Carrying      Fair
                                                               value         value           value      value
                                                                                 (In thousands)
    Financial assets
      Cash and cash equivalents                              $   57,022   $   57,022     $  104,964   $  104,964
      Investment securities                                      44,157       44,290         19,177       19,388
      Mortgage-backed securities                                117,332      117,966         37,740       37,719
      Loans receivable                                          796,958      814,539        871,446      879,776
      Federal Home Loan Bank stock                               23,539       23,539         22,481       22,481
                                                              ---------    ---------      ---------    ---------

                                                             $1,039,008   $1,057,356     $1,055,808   $1,064,328
                                                              =========    =========      =========    =========

    Financial liabilities
      Deposits                                               $  694,072   $  704,428     $  730,075   $  743,329
      Advances from the Federal Home Loan Bank                  276,276      309,758        258,850      281,638
      Advances by borrowers for taxes and insurance               3,509        3,509          3,860        3,860
                                                              ---------    ---------      ---------    ---------

                                                             $  973,857   $1,017,695     $  992,785   $1,028,827
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

    15.  Reclassifications

    Certain prior year amounts have been reclassified to conform to the 2002 consolidated financial statement presentation.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    16.  Effects of Recent Accounting Pronouncements

    In August 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity must recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. An entity may use either a probability-weighted approach or best-estimate approach in developing estimates of cash flows to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective January 1, 2002, without material effect on the Corporation's financial condition or results of operations.

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

    The FASB issued SFAS No. 147, "Acquisitions of Certain Financial
    Institutions: An amendment of FASB Statements No. 72 and 144 and FASB Interpretation No 9," which removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," except for transactions between mutual enterprises. SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business. The adoption of SFAS No. 147 did not have a material impact on the Corporation's financial position or results of operations.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 is not expected to have a material effect on the Corporation's financial position or results of operations.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    16. Effects of Recent Accounting Pronouncements (continued)

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Corporation is currently evaluating the impact of FIN 46 and expects no material effect on its financial statements.


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

    The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at December 31, 2002 and 2001 are as follows:

                                                                                   2002
                                                                             Gross          Gross      Estimated
                                                         Amortized      unrealized     unrealized           fair
                                                              cost           gains         losses          value
                                                                                (In thousands)
    Held to maturity:
      U.S. Government agency obligations                   $ 4,233            $ 73           $ -         $ 4,306
      Municipal bonds                                        1,135              60             -           1,195
                                                            ------             ---            ---         ------
         Total investment securities held to maturity        5,368             133             -           5,501

    Available for sale:
      U.S. Government agency obligations                    35,557             447             -          36,004
      Municipal bonds                                        2,414              65             16          2,463
      Corporate equity securities                              330              35             43            322
                                                            ------             ---            ---         ------
         Total investment securities available for sale     38,301             547             59         38,789
                                                            ------             ---            ---         ------

         Total investment securities                       $43,669            $680           $ 59        $44,290
                                                            ======             ===            ===         ======


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
                                                            ======             ===            ===         ======

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES
                 (continued)

    The amortized cost and estimated fair value of investment securities at December 31, 2002 (including securities designated as available for sale) by contractual term to maturity are shown below.

                                                                                     Estimated
                                                                  Amortized               fair
                                                                       cost              value
                                                                          (In thousands)
    Due in one year or less                                         $ 3,106            $ 3,180
    Due after one year through five years                            36,133             36,571
    Due after five years                                              4,100              4,217
                                                                     ------             ------
         Total investment securities                                 43,339             43,968

    Corporate equity securities                                         330                322
                                                                     ------             ------

         Total                                                      $43,669            $44,290
                                                                     ======             ======

    During the years ended December 31, 2002 and 2000, proceeds from investment securities transactions totaled $44,000 and $180,000, respectively, resulting in gross realized gains of $27,000 and $5,000 in those respective years.

    The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at December 31, 2002 and 2001, are as follows:

                                                                                    2002
                                                                             Gross          Gross      Estimated
                                                         Amortized      unrealized     unrealized           fair
                                                              cost           gains         losses          value
                                                                               (In thousands)
    Held to maturity:
      FNMA                                                $ 11,831          $  360           $ -        $ 12,191
      FHLMC                                                  6,614             214              8          6,820
      GNMA                                                   1,546              66             -           1,612
      Other                                                      9               2             -              11
                                                           -------           -----            ---        -------
         Total mortgage-backed securities
           held to maturity                                 20,000             642              8         20,634

    Available for sale:
      FNMA                                                  55,255           1,821             -          57,076
      FHLMC                                                 35,633             779              8         36,404
      GNMA                                                   3,753              99             -           3,852
                                                           -------           -----            ---        -------
         Total mortgage-backed securities
           available for sale                               94,641           2,699              8         97,332
                                                           -------           -----            ---        -------

    Total mortgage-backed securities                      $114,641          $3,341           $ 16       $117,966
                                                           =======           =====            ===        =======

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES
                 (continued)

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
                                                            ======             ===            ===         ======

    The amortized cost of mortgage-backed securities, including those designated as available for sale at December 31, 2002, by contractual terms to maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

                                                              Amortized cost
                                                              (In thousands)

    Due within one year or less                               $         74
    Due after one year through five years                           17,379
    Due after five years through ten years                          64,992
    Due after ten years                                             32,196
                                                                  --------

                                                                  $114,641
                                                                   =======

    During the year ended December 31, 2002, the Bank sold mortgage-backed securities totaling $1.1 million resulting in gross realized gains of $7,000 and gross realized losses of $5,000. During the year ended December 31, 2000, the Bank sold mortgage-backed securities totaling $5.1 million resulting in gross realized losses of $42,000.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE C - LOANS RECEIVABLE

    Loans receivable at December 31 consist of the following:

                                                                          2002               2001
                                                                               (In thousands)
    Conventional real estate loans:
      Existing residential properties                                 $585,971           $683,611
      Nonresidential real estate                                        71,908             70,239
      Construction                                                      33,122             42,666
      Developed building lots                                              535              5,908
    Consumer, education and other loans                                 69,898             69,116
                                                                       -------            -------
         Total                                                         761,434            871,540

    Less:
      Undisbursed portion of loans in process                           13,089             15,343
      Unamortized yield adjustments                                      1,390              1,940
      Allowance for loan losses                                          5,490              4,256
                                                                       -------            -------

         Loans receivable - net                                       $741,465           $850,001
                                                                       =======            =======

    As depicted above, the Corporation's lending efforts have historically focused on loans secured by existing residential properties, which comprise approximately $586.0 million, or 79%, of the total loan portfolio at December 31, 2002 and approximately $683.6 million, or 80%, of the total loan portfolio at December 31, 2001. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Corporation with adequate collateral coverage in the event of default. Nevertheless, the Corporation, as with any lending institution, is subject to the risk that residential real estate values could deteriorate in its primary lending areas within Ohio, West Virginia, and northern Kentucky, thereby impairing collateral values. However, management believes that residential real estate values in the Corporation's primary lending areas are presently stable.

    The Bank, in the ordinary course of business, has granted loans to certain of its directors, executive officers, and their related interests. Such loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans totaled approximately $459,000 and $1.6 million at December 31, 2002 and 2001, respectively.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE D - ALLOWANCE FOR LOAN LOSSES

    Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

                                                                         2002              2001             2000
                                                                                     (In thousands)
    Balance at beginning of year                                       $4,256            $2,906           $1,863
    Provision for losses on loans                                       1,169               759              568
    Charge-offs of loans                                                 (207)             (735)            (172)
    Recoveries                                                            272                26                6
    Allowance resulting from acquisitions                                  -              1,300              641
                                                                        -----             -----            -----

    Balance at end of year                                             $5,490            $4,256           $2,906
                                                                        =====             =====            =====

    Nonaccrual and nonperforming loans totaled approximately $13.6 million, $7.9 million and $4.7 million at December 31, 2002, 2001 and 2000, respectively. Interest income that would have been recognized had such nonaccrual loans performed pursuant to contractual terms totaled approximately $940,000, $278,000 and $188,000 for the years ended December 31, 2002, 2001 and 2000, respectively.


NOTE E - OFFICE PREMISES AND EQUIPMENT

    Office premises and equipment at December 31 is summarized as follows:

                                                                                           2002             2001
                                                                                               (In thousands)
    Land                                                                                $ 2,194          $ 2,194
    Buildings and improvements                                                           12,973           12,764
    Furniture, fixtures and equipment                                                    10,471            9,641
                                                                                         ------           ------
                                                                                         25,638           24,599
    Less accumulated depreciation and amortization                                       11,146            9,750
                                                                                         ------           ------

                                                                                        $14,492          $14,849
                                                                                         ======           ======

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE F - DEPOSITS

    Deposit balances by type and weighted-average interest rate at December 31, 2002 and 2001, are summarized as follows:

                                                                          2002                       2001
                                                                     Amount     Rate           Amount     Rate
                                                                             (Dollars in thousands)
    Noninterest-bearing checking accounts                          $ 26,313       -  %       $ 29,903       -  %
    NOW accounts                                                     80,562     1.07           81,746     1.38
    Money market demand accounts                                    116,206     2.51           64,539     3.59
    Passbook and statement savings accounts                          78,359     0.79           85,443     1.70
                                                                    -------     ----          -------     ----
         Total withdrawable accounts                                301,440     1.46          261,631     1.86
    Certificates of deposit
      Original maturities of:
        Six months to one year                                       24,537     1.58           51,472     3.49
        One to two years                                             79,172     2.82          136,859     5.29
        Two to five years                                           179,711     4.96          163,226     5.95
      Negotiated rate certificates                                   40,361     2.35           54,998     5.13
      Individual retirement accounts                                 68,851     4.27           61,889     5.40
                                                                    -------     ----          -------     ----
         Total certificate accounts                                 392,632     3.93          468,444     5.32
                                                                    -------     ----          -------     ----

    Total deposits                                                 $694,072     2.86%        $730,075     4.08%
                                                                    =======     ====          =======     ====

    At December 31, 2002 and 2001, the Corporation had certificate of deposit accounts with balances in excess of $100,000 totaling $89.7 million and $123.3 million, respectively.

    Interest expense on deposits is summarized as follows for the years ended December 31:

                                                                                  2002         2001         2000
                                                                                         (In thousands)
    Certificate of deposit accounts                                            $19,185      $26,706      $23,249
    NOW accounts and money
      market demand accounts                                                     3,015        3,059        3,265
    Passbook and statement savings
      accounts                                                                     860        1,559        2,355
                                                                                ------       ------       ------

                                                                               $23,060      $31,324      $28,869
                                                                                ======       ======       ======

    The contractual maturities of outstanding certificates of deposit are summarized as follows at December 31:

                                                                                         2002               2001
    Year ending December 31:                                                                 (In thousands)
         2002                                                                        $     -            $312,484
         2003                                                                         216,958             86,127
         2004                                                                          74,662             36,764
         2005                                                                          60,620             13,890
         After 2005                                                                    40,392             19,179
                                                                                      -------            -------

    Total certificate of deposit accounts                                            $392,632           $468,444
                                                                                      =======            =======

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE F - DEPOSITS (continued)

    At December 31, 2002 and 2001, certain savings deposits were collateralized by a pledge of investment securities, interest-bearing deposits in other banks and letters of credit with the Federal Home Loan Bank totaling $112.7 million and $78.8 million, respectively.


NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

    Advances from the Federal Home Loan Bank, collateralized at December 31, 2002, by pledges of certain residential mortgage loans totaling $386.7 million and the Bank's investment in Federal Home Loan Bank stock, are summarized as follows:

                                                 Maturing year
    Interest rate                             ending December 31,                        2002               2001
                                                                                        (Dollars in thousands)
    5.33% - 7.31%                                   2002                             $     -            $ 24,693
    2.48% - 8.20%                                   2003                               14,109              9,650
    3.72% - 8.20%                                   2004                               11,388              5,854
    4.43% - 7.60%                                   2005                               10,516              4,050
    5.05% - 6.40%                                   2006                                5,062              1,559
    5.36% - 6.95%                                   2007                                5,624              5,020
    3.11% - 7.17%                             Thereafter                              229,577            208,024
                                                                                      -------            -------

                                                                                     $276,276           $258,850
                                                                                      =======            =======

    Weighted-average interest rate                                                      5.63%               6.02%
                                                                                        ====                ====


NOTE H - FEDERAL INCOME TAXES

    A reconciliation of the effective tax rate to the federal statutory rate is summarized as follows:

                                                                                2002           2001         2000
                                                                                         (In thousands)
    Federal income taxes computed at the
      expected statutory rate                                                 $5,082         $4,253       $3,925
    Increase (decrease) in taxes resulting from:
      Amortization of goodwill                                                    -              51           51
      Nontaxable dividend and interest income                                    (33)            (6)          (4)
      Increase in cash surrender value of life insurance - net                  (274)          (105)         (89)
      Nondeductible expenses                                                      36             29           27
      Refunds of prior year taxes                                                 -            (309)          -
      Other                                                                       (9)           (22)         (62)
                                                                               -----           -----       -----
    Federal income tax provision per consolidated
      financial statements                                                    $4,802         $3,891       $3,848
                                                                               =====          =====        =====

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE H - FEDERAL INCOME TAXES (continued)

    The components of the Corporation's net deferred tax liability at December 31 are as follows:

    Taxes (payable) refundable on temporary
    differences at statutory rate:                                                  2002                    2001
                                                                                          (In thousands)
    Deferred tax liabilities:
      FHLB stock dividends                                                       $(2,905)                $(2,396)
      Mortgage servicing rights                                                   (2,043)                 (1,593)
      Percentage of earnings bad debt deduction                                     (112)                   (226)
      Book versus tax depreciation                                                  (528)                   (525)
      Original issue discount                                                     (1,156)                   (105)
      Purchase price adjustments                                                    (109)                     -
      Other liabilities, net                                                         (25)                    (49)
      Unrealized gains on securities designated as
        available for sale                                                        (1,081)                    (56)
                                                                                  ------                  ------
         Total deferred tax liabilities                                           (7,959)                 (4,950)

    Deferred tax assets:
      General loan loss allowance                                                  1,867                   1,447
      Deferred income                                                                363                      68
      Deferred compensation                                                          282                     457
      Purchase accounting adjustments                                                 -                      219
      Other assets                                                                     9                      -
                                                                                  ------                  ------
         Total deferred tax assets                                                 2,521                   2,191
                                                                                  ------                  ------

         Net deferred tax liability                                              $(5,438)                $(2,759)
                                                                                  ======                  ======

    For years prior to 1996, the Bank was allowed a special bad debt deduction generally limited to 8% of otherwise taxable income, subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than for bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The percentage of earnings bad debt deduction had accumulated to approximately $12.4 million as of December 31, 2002. The amount of the unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $4.1 million at December 31, 2002.

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

                        December 31, 2002, 2001 and 2000


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

    At December 31, 2002, the Bank had outstanding commitments to originate and purchase fixed-rate loans of approximately $8.7 million and adjustable-rate loans of approximately $1.9 million. Additionally, the Bank had unused lines of credit under home equity and other loans of $52.1 million at December 31, 2002, and stand by letters of credit of $167,000. Management believes that all loan commitments are able to be funded through cash flow from operations and existing liquidity. Fees received in connection with these commitments have not been recognized in earnings.

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

    The Corporation has entered into lease agreements for office premises and equipment under operating leases which expire at various dates through 2010. The following table summarizes minimum payments due under lease agreements by year:

    Year ending
    December 31,                                              (In thousands)

         2003                                                       $159
         2004                                                         89
         2005                                                         52
         2006                                                         27
         2007 and thereafter                                         345
                                                                     ---

                                                                    $672
                                                                     ===

    Total rental expense under operating leases was approximately $251,000, $257,000 and $260,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE J - REGULATORY CAPITAL

    Advantage Bank is subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

    During 2002, management was notified by the FDIC that Advantage was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" Advantage must maintain minimum capital ratios as set forth in the table that follows.

    As of December 31, 2002, management believes that the Bank met all capital adequacy requirements to which it was subject.

                                                               As of December 31, 2002
                                                                                                 To be "well-
                                                                                              capitalized" under
                                                                     For capital               prompt corrective
                                             Actual                adequacy purposes          action provisions
                                         Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                               (Dollars in thousands)
    Total capital
      (to risk-weighted assets)         $81,269    12.7%        =>$51,067    =>8.0%         =>$63,834     =>10.0%

    Tier I capital
      (to risk-weighted assets)         $75,779    11.9%        =>$25,533    =>4.0%         =>$38,300     => 6.0%

    Tier I leverage                     $75,779     7.2%        =>$42,365    =>4.0%         =>$52,956     => 5.0%


                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE J - REGULATORY CAPITAL (continued)

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


NOTE K - BENEFIT PLANS

    The Corporation has a non-contributory retirement plan which provides benefits to certain key officers. The Corporation's obligations under the plan have been provided for via the purchase of single premium key man life insurance of which the Corporation is the beneficiary. The Corporation recorded expense related to the plan totaling approximately $296,000, $73,000 and $67,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

    The Corporation also has a 401(k) Salary Savings Plan covering substantially all employees. Contributions by the employees are voluntary and are subject to matching contributions by the employer under a fixed percentage, which may be increased at the discretion of the Board of Directors. Total expense under this plan was $328,000, $385,000 and $334,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE L - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL
            INFORMATION

     The following condensed financial statements summarize the financial position of the Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years ended December 31, 2002, 2001 and 2000:

                           CAMCO FINANCIAL CORPORATION

                        STATEMENTS OF FINANCIAL CONDITION
                                  December 31,
                                 (In thousands)

                                                                                         2002               2001
    ASSETS
    Cash in Bank subsidiary                                                          $    333           $    271
    Interest-bearing deposits in other financial institutions                          14,981              7,584
    Investment securities designated as available for sale                                322                305
    Investment in Bank subsidiary                                                      81,437             87,251
    Investment in title agency subsidiary                                                 831              1,100
    Office premises and equipment - net                                                 1,425              1,786
    Cash surrender value of life insurance                                              1,103              1,054
    Prepaid expenses and other assets                                                      -               1,946
                                                                                      -------            -------

             Total assets                                                            $100,432           $101,297
                                                                                      =======            =======

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Accounts payable and other accrued liabilities                                   $    472           $  4,812
    Dividends payable                                                                   1,046                962
    Accrued federal income taxes                                                          296                337
    Deferred federal income taxes                                                          17                 15
                                                                                      -------            -------
             Total liabilities                                                          1,831              6,126

    Stockholders' equity
      Common stock                                                                      8,311              8,137
      Additional paid-in capital                                                       54,063             51,722
      Retained earnings - substantially restricted                                     42,497             36,621
      Unrealized gains on securities designated as available for sale,
        net of related tax effects                                                      2,098                107
      Treasury stock, at cost                                                          (8,368)            (1,416)
                                                                                      -------            -------
             Total stockholders' equity                                                98,601             95,171
                                                                                      -------            -------

             Total liabilities and stockholders' equity                              $100,432           $101,297
                                                                                      =======            =======

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE L - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL
            INFORMATION (continued)

                           CAMCO FINANCIAL CORPORATION

                             STATEMENTS OF EARNINGS
                             Year ended December 31,
                                 (In thousands)

                                                                         2002              2001             2000
    Income
      Dividends from the Bank                                         $18,006            $9,615           $6,950
      Dividends from title agency subsidiary                              750                -                -
      Interest and other income                                           146               173              159
      (Excess distribution from) undistributed net earnings
        of the Bank                                                    (7,643)             (306)           1,836
      (Excess distribution from) undistributed earnings
        of the title agency subsidiary                                   (270)              406              113
                                                                       ------             -----            -----
             Total income                                              10,989             9,888            9,058
    General, administrative and other expense                           1,451             2,237            2,092
                                                                       ------             -----            -----
    Earnings before federal income tax credits                          9,538             7,651            6,966
    Federal income tax credits                                           (467)             (893)            (686)
                                                                       ------             -----            -----

    Net earnings                                                      $10,005            $8,544           $7,652
                                                                       ======             =====            =====

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE L - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL
                    INFORMATION (continued)

                           CAMCO FINANCIAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                             Year ended December 31,
                                 (In thousands)

                                                                                  2002         2001         2000
    Cash flows from operating activities:
      Net earnings for the year                                                $10,005     $  8,544       $7,652
      Adjustments to reconcile net earnings to net cash
      flows provided by (used in) operating activities:
        Excess distribution from (undistributed net earnings of)
          Bank subsidiary                                                        7,643          306       (1,836)
        Excess distribution from (undistributed net earnings of)
          title agency subsidiary                                                  270         (406)        (113)
        Depreciation and amortization                                              112          125           87
        Increase (decrease) in cash due to changes in:
          Prepaid expenses and other assets                                      1,946       (1,710)         421
          Accounts payable and other liabilities                                (4,340)       4,431          351
          Accrued federal income taxes                                             (41)         (40)         187
          Deferred federal income taxes                                             25           51          (15)
        Other - net                                                                 -            14          (22)
                                                                                ------       ------        -----
             Net cash provided by operating activities                          15,620       11,315        6,712

    Cash flows from investing activities:
      Purchase of investment securities                                           (102)          -           (17)
      Proceeds from redemption of available for sale securities                     17           -            -
      Net increase in cash surrender value of life insurance                       (49)         (49)         (48)
      Purchase of office premises and equipment                                    (98)        (381)        (374)
      Proceeds from sale of office premises and equipment                          347          247           -
      Increase in interest-bearing deposits in other financial institutions     (7,397)      (6,209)        (758)
      Purchase of Westwood Homestead Financial Corporation - net                    -            -        (1,879)
      Purchase of Columbia Financial of Kentucky, Inc. - net                        -        (3,000)          -
                                                                                ------       ------        -----
             Net cash used in investing activities                              (7,282)      (9,392)      (3,076)

    Cash flows from financing activities:
      Stock options exercised                                                    2,083        1,262            8
      Dividends paid                                                            (4,045)      (3,476)      (3,327)
      Purchase of treasury shares                                               (6,314)          -            -
                                                                                ------       ------        -----
             Net cash used in financing activities                              (8,276)      (2,214)      (3,319)
                                                                                ------       ------        -----

    Net increase (decrease) in cash and cash equivalents                            62         (291)         317

    Cash and cash equivalents at beginning of year                                 271          562          245
                                                                                ------       ------        -----

    Cash and cash equivalents at end of year                                   $   333      $   271       $  562
                                                                                ======       ======        =====

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE M - RESTRUCTURING CHARGE

    In June 2001, Camco recorded a restructuring charge related to the consolidation of its banking subsidiaries' charters. The restructuring charge was recorded to accrue for termination of 22 accounting and loan servicing employees and disbanding local boards of directors. Through December 31, 2002, fourteen of the identified employees had been terminated. The remaining employees either terminated prior to the consolidation of the banking subsidiaries or transferred to other departments. The following table summarizes activity related to the restructuring charge:

                                                    Employee          Occupancy
                                                  compensation            and           Other
                                                  and benefits         equipment      operating           Total
                                                                           (In thousands)
    Original restructuring charge                     $643               $150            $295           $1,088
    Restructuring charge reversed in 2001              (14)               (56)            (68)            (138)
                                                       ---                ---             ---            -----
    Net restructuring charge                           629                 94             227              950
    Payments                                          (388)               (94)           (227)            (709)
                                                       ---                ---             ---            -----
    Remaining accrued restructuring
      charge at December 31, 2001                      241                 -               -               241
    Payments                                          (109)                -               -              (109)
    Restructuring charge reversed in 2002             (112)                -               -              (112)
                                                       ---                ---             ---            -----

    Accrued restructuring charge at
      December 31, 2002                               $ 20               $ -             $ -            $   20
                                                       ===                ===             ===            =====


NOTE N - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table summarizes the Corporation's quarterly results for the years ended December 31, 2002 and 2001.

                                                                        Three Months Ended
                                                     March 31,     June 30,     September 30,     December 31,
    2002:                                                   (In thousands, except per share data)
    Total interest income                              $16,879      $17,049           $16,461          $15,613
    Total interest expense                              10,266        9,725             9,528            9,037
                                                        ------       ------            ------           ------

    Net interest income                                  6,613        7,324             6,933            6,576
    Provision for losses on loans                          207          207               338              417
    Other income                                         2,253        2,104             2,684            3,059
    General, administrative and other expense            5,139        5,573             5,559            5,299
                                                        ------       ------            ------           ------

    Earnings before income taxes                         3,520        3,648             3,720            3,919
    Federal income taxes                                 1,145        1,178             1,190            1,289
                                                        ------       ------            ------           ------

    Net earnings                                       $ 2,375      $ 2,470           $ 2,530          $ 2,630
                                                        ======       ======            ======           ======

    Earnings per share:
      Basic                                              $0.30        $0.31            $0.32             $0.34
                                                          ====         ====             ====              ====

      Diluted                                            $0.29        $0.31            $0.32             $0.33
                                                          ====         ====             ====              ====

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2002, 2001 and 2000


NOTE N - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (continued)

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


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

           The information contained under the captions "Election of Directors," "Incumbent Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 2003 Annual Meeting of Stockholders filed by Camco on March 14, 2003 (the "Proxy Statement") is incorporated herein by reference.

Item 11.          Executive Compensation.

           The information contained in the Proxy Statement under the caption, "Board Meetings, Committees and Compensation" and "Compensation of Executive Officers" is incorporated herein by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

           The information contained in the Proxy Statement under the caption "Ownership of Camco Shares" is incorporated herein by reference.

         Camco maintains the Camco Financial Corporation 1995 Stock Option and Incentive Plan, the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan, the Westwood Homestead Financial Corporation 1997 Stock Option Plan and the Camco Financial Corporation 2002 Equity Incentive Plan (collectively, the "Plans") under which it may issue equity securities to its directors, officers and employees in exchange for goods or services. Each of the Plans was approved by Camco's stockholders.

         The following table shows, as of December 31, 2002, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the Plans, excluding shares issuable upon exercise of outstanding stock options.

                                   Equity Compensation Plan Information

---------------------------------------------------------------------------------------------------------------------
                                           (a)                           (b)                        (c)
---------------------------------------------------------------------------------------------------------------------

                                                                                           Number of securities
                                                                                          remaining available for
                                   Number of securities                                    future issuance under
                                    to be issued upon            Weighted-average        equity compensation plans
                                       exercise of              exercise price of          (excluding securities
         Plan Category             outstanding options         outstanding options       reflected in column (a))
         -------------             -------------------         -------------------       ------------------------

---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders.....................           323,291                       $9.79                        460,655

---------------------------------------------------------------------------------------------------------------------

Item 13.           Certain Relationships and Related Transactions.

         Advantage makes loans to executive officers and directors of Camco and its subsidiaries in the ordinary course of business and on the same terms and conditions, including interest rates and collateral, as those of comparable loans to other persons. All outstanding loans to executive officers and directors were made pursuant to such policy, do not involve more than the normal risk of collectibility or present other unfavorable features and are current in their payments.

Item 14.          Controls and Procedures.

         (a) Camco's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this annual report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco's disclosure controls and procedures are effective.

         (b) There were no significant changes in Camco's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                     PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

             (a)  Exhibits.

                   3(i)             Certificate of Incorporation
                   3(ii)            Bylaws
                   10(i)            Employment Agreement between Camco and
                                    Richard C. Baylor
                   10(ii)           Employment Agreement between Camco and
                                    Larry A. Caldwell
                   21               Subsidiaries of Camco
                   23(i)            Consent of Grant Thornton LLP regarding
                                    Camco's Consolidated Financial Statements and Form S-8
                   23(ii)           Consent of Crowe, Chizek and Company LLP
                                    regarding Camco Financial and Subsidiaries
                                    Salary Savings Plan Financial Statements and
                                    Form S-8
                   99.1             2002 Financial Statements of the Camco
                                    Financial and Subsidiaries Salary Savings
                                    Plan
                   99.2             Certification of Chief Executive Officer
                   99.3             Certification of Chief Financial Officer

             (b) Reports on Form 8-K.

                  Camco filed a Form 8-K on January 27, 2003, disclosing its earnings release for the quarter and year ended December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Camco Financial Corporation


                           By /s/ Richard C. Baylor
                           -------------------------------------------------
                           Richard C. Baylor,
                           President, Chief Executive Officer and a Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Larry A. Caldwell                       By /s/ Robert C. Dix, Jr.
   -----------------------                        -----------------------
   Larry A. Caldwell                              Robert C. Dix, Jr.,
   Chairman and Director                          Director

Date: March 28, 2003                           Date: March  28, 2003


By /s/ Samuel W. Speck                         By /s/ Paul D. Leake
   -----------------------                        -----------------------
   Samuel W. Speck,                               Paul D. Leake,
   Director                                       Director

Date: March 28, 2003                           Date: March 28, 2003


By /s/ Jeffrey T. Tucker                       By /s/ Terry A. Feick
   -----------------------                        -----------------------
     Jeffrey T. Tucker,                           Terry A. Feick,
     Director                                     Director

Date: March 28, 2003                           Date: March 28, 2003



By /s/ Carson K. Miller                        By /s/ Susan J. Insley
   -----------------------                        -----------------------
    Carson K. Miller,                             Susan J. Insley,
    Director                                      Director

Date: March 28, 2003                           Date: March  28, 2003


By /s/ Mark A. Severson
   -----------------------
    Mark A. Severson,
    Chief Financial Officer

Date: March 28, 2003

                                  CERTIFICATION



I, Richard C. Baylor, certify that:


1.   I have reviewed this annual report on Form 10-K of Camco Financial
     Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003                       /s/Richard C. Baylor
                                            ------------------------------
                                            Richard C. Baylor
                                            Chief Executive Officer

                                  CERTIFICATION



I, Mark A. Severson, certify that:


1.   I have reviewed this annual report on Form 10-K of Camco Financial
     Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003                     /s/Mark A. Severson
                                          ---------------------------
                                          Mark A. Severson
                                          Chief Financial Officer



                                INDEX TO EXHIBITS

     ITEM                           DESCRIPTION
     Exhibit 3(i)                   Third Restated Certificate of               Incorporated by reference to Camco's
                                    Incorporation of Camco Financial            Annual Report on Form 10-K for the
                                    Corporation, as amended                     fiscal year ended December 31, 1999
                                                                                ("1999 Form 10-K"), Exhibit 3(i)

     Exhibit 3(ii)                  1987 Amended and Restated                   Incorporated by reference to Camco's
                                    By-Laws of Camco Financial                  2002 Proxy Statement filed with the
                                    Corporation                                 SEC on April 22, 2002 ("2002 Proxy"),
                                                                                Exhibit 3(ii)

     Exhibit 10(i)                  Employment Agreement dated                  Incorporated by reference to Camco's
                                    January 1, 2001, by and between             2002 Proxy, Exhibit 10(i)
                                    Camco Financial Corporation and
                                    Richard C. Baylor


     Exhibit 10(ii)                 Employment Agreement dated                  Incorporated by reference to Camco's
                                    November 9, 2001, by and between            2002 Proxy, Exhibit 10(ii)
                                    Camco Financial Corporation and
                                    Larry A. Caldwell


     Exhibit 21                     Subsidiaries of Camco

     Exhibit 23(i)                  Consent of Grant Thornton LLP
                                    regarding Camco's Consolidated
                                    Financial Statements and Form S-8

     Exhibit 23(ii)                 Consent of Crowe, Chizek and
                                    Company LLP regarding Camco
                                    Financial & Subsidiaries Salary
                                    Savings Plan Financial Statements
                                    and Form S-8

     Exhibit 99.1                   2002 Financial Statements of the
                                    Camco Financial & Subsidiaries
                                    Salary Savings Plan

     Exhibit 99.2                   Certification of Chief Executive Officer

     Exhibit 99.3                   Certification of Chief Financial Officer