Form 10-Q
period 2003-03-31
CAMCO FINANCIAL CORP
filed 2003-05-15
CIK 16614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                               --------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 0-25196

                           CAMCO FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   51-0110823
------------------------------------    ----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

                 6901 Glenn Highway, Cambridge, Ohio 43725-9757
--------------------------------------------------------------------------------
               (Address of principal executive office) (Zip code)

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

Yes [X]           No [  ]


As of May 8, 2003, the latest practicable date, 7,527,063.10 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.

                           Camco Financial Corporation

                                      INDEX

                                                                                                          Page
                                                                                                          ----
PART I   -        FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition                                             3

                  Consolidated Statements of Earnings                                                        4

                  Consolidated Statements of Comprehensive Income                                            5

                  Consolidated Statements of Cash Flows                                                      6

                  Notes to Consolidated Financial Statements                                                 8

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                                                12

                  Quantitative and Qualitative Disclosures about
                  Market Risk                                                                               16

                  Controls and Procedures                                                                   16


PART II -         OTHER INFORMATION                                                                         17

SIGNATURES                                                                                                  18

CERTIFICATIONS                                                                                              19

                           CAMCO FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                          MARCH 31,          DECEMBER 31,
         ASSETS                                                                                2003                  2002
                                                                                       ------------          ------------
Cash and due from banks                                                                $     22,876          $     20,215
Interest-bearing deposits in other financial institutions                                    56,244                36,807
                                                                                       ------------          ------------
         Cash and cash equivalents                                                           79,120                57,022

Investment securities available for sale - at market                                         34,717                38,789
Investment securities held to maturity - at cost, approximate market value of $4,347 and $5,501 as of March 31, 2003 and December 31,
  2002, respectively                                                                          4,227                 5,368
Mortgage-backed securities available for sale - at market                                   113,629                97,332
Mortgage-backed securities held to maturity - at cost, approximate market value of $15,235 and $20,634 as of March 31, 2003 and December 31,
  2002, respectively                                                                         14,857                20,000
Loans held for sale - at lower of cost or market                                             20,361                55,493
Loans receivable - net                                                                      745,881               741,465
Office premises and equipment - net                                                          14,343                14,492
Real estate acquired through foreclosure                                                      1,265                 1,589
Federal Home Loan Bank stock - at cost                                                       23,771                23,539
Accrued interest receivable                                                                   4,910                 4,922
Prepaid expenses and other assets                                                             1,690                 2,130
Cash surrender value of life insurance                                                       17,572                17,372
Goodwill - net of accumulated amortization                                                    2,953                 2,953
Prepaid federal income taxes                                                                  -                       774
                                                                                       ------------          ------------

         Total assets                                                                    $1,079,296            $1,083,240
                                                                                       ============          ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                $   694,392           $   694,072
Advances from the Federal Home Loan Bank                                                    274,839               276,276
Advances by borrowers for taxes and insurance                                                 2,274                 3,509
Accounts payable and accrued liabilities                                                      4,052                 4,298
Dividends payable                                                                             1,059                 1,046
Accrued federal income taxes                                                                     61                 -
Deferred federal income taxes                                                                 5,493                 5,438
                                                                                       ------------          ------------
         Total liabilities                                                                  982,170               984,639

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares; no shares outstanding            -                     -
  Common stock - $1 par value; authorized 14,900,000 shares; 8,367,482 and
    8,311,145 shares issued at March 31, 2003 and December 31, 2002, respectively             8,367                 8,311
  Additional paid-in capital                                                                 54,524                54,063
  Retained earnings - substantially restricted                                               43,899                42,497
  Accumulated other comprehensive income - unrealized gains on securities
    designated as available for sale, net of related tax effects                              1,706                 2,098
  Less 800,321 and 622,260 shares of treasury stock at March 31, 2003 and
    December 31, 2002, respectively - at cost                                               (11,370)               (8,368)
                                                                                       ------------          ------------
         Total stockholders' equity                                                          97,126                98,601
                                                                                       ------------          ------------

         Total liabilities and stockholders' equity                                      $1,079,296            $1,083,240
                                                                                       ============          ============

                           CAMCO FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      For the three months ended March 31,
                      (In thousands, except per share data)

                                                                                                    2003           2002
                                                                                                 -------        -------
Interest income
  Loans                                                                                          $12,723        $15,344
  Mortgage-backed securities                                                                       1,048            569
  Investment securities                                                                              344            218
  Interest-bearing deposits and other                                                                578            748
                                                                                                 -------        -------
         Total interest income                                                                    14,693         16,879

Interest expense
  Deposits                                                                                         4,484          6,537
  Borrowings                                                                                       3,843          3,729
                                                                                                 -------        -------
         Total interest expense                                                                    8,327         10,266
                                                                                                 -------        -------

         Net interest income                                                                       6,366          6,613

Provision for losses on loans                                                                        420            207
                                                                                                 -------        -------

         Net interest income after provision for losses on loans                                   5,946          6,406

Other income
  Late charges, rent and other                                                                       848            694
  Loan servicing fees                                                                                401            374
  Service charges and other fees on deposits                                                         266            208
  Gain on sale of loans                                                                            1,439            440
  Valuation of mortgage servicing rights - net                                                       500            479
  Gain on sale of real estate acquired through foreclosure                                             1             58
                                                                                                 -------        -------
         Total other income                                                                        3,455          2,253

General, administrative and other expense
  Employee compensation and benefits                                                               2,918          2,601
  Occupancy and equipment                                                                            940            812
  Data processing                                                                                    303            319
  Advertising                                                                                        177            185
  Franchise taxes (refunds)                                                                          276            (23)
  Other operating                                                                                  1,165          1,245
                                                                                                 -------        -------
         Total general, administrative and other expense                                           5,779          5,139
                                                                                                 -------        -------

         Earnings before federal income taxes                                                      3,622          3,520

Federal income taxes
  Current                                                                                            911          1,446
  Deferred                                                                                           257           (301)
                                                                                                 -------        -------
         Total federal income taxes                                                                1,168          1,145
                                                                                                 -------        -------
         NET EARNINGS                                                                            $ 2,454        $ 2,375
                                                                                                 =======        =======

         EARNINGS PER SHARE
           Basic                                                                                $    .32        $   .30
                                                                                                 =======        =======

           Diluted                                                                              $    .32         $  .29
                                                                                                 =======        =======

         Dividends declared per share                                                           $   .140          $.125
                                                                                                 =======        =======

                           CAMCO FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      For the three months ended March 31,
                                 (In thousands)



                                                                                                    2003           2002
                                                                                                  ------         ------
Net earnings                                                                                      $2,454         $2,375

Other comprehensive loss, net of tax:
  Unrealized holding losses during the period, net of tax
    benefits of $202 and $52 in 2003 and 2002, respectively                                         (392)          (100)
                                                                                                  ------         ------

Comprehensive income                                                                              $2,062         $2,275
                                                                                                  ======         ======

Accumulated comprehensive income                                                                  $1,706         $    7
                                                                                                  ======         ======

                           CAMCO FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                 (In thousands)



                                                                                                 2003              2002
                                                                                             --------          --------
Cash flows from operating activities:
  Net earnings for the period                                                                $  2,454          $  2,375
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                               (113)             (174)
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                                            532               (28)
    Depreciation and amortization                                                                 438               382
    Amortization of purchase accounting adjustments, net                                           20                77
    Provision for losses on loans                                                                 420               207
    Gain on sale of real estate acquired through foreclosure                                       (1)              (58)
    Federal Home Loan Bank stock dividends                                                       (232)             (249)
    Gain on sale of loans                                                                      (1,439)             (440)
    Loans originated for sale in the secondary market                                         (56,539)          (48,985)
    Proceeds from sale of loans in the secondary market                                        93,110            52,931
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                 469               340
      Prepaid expenses and other assets                                                           (17)            2,237
      Accrued interest and other liabilities                                                     (233)           (6,486)
      Federal income taxes
        Current                                                                                   925             1,432
        Deferred                                                                                  257              (301)
                                                                                             --------          --------
         Net cash provided by operating activities                                             40,051             3,260

Cash flows provided by (used in) investing activities:
  Purchases of investment securities                                                           (2,000)              (40)
  Proceeds from maturities of investment securities                                             7,138             5,255
  Principal repayments on mortgage-backed securities                                           20,978             2,872
  Purchases of mortgage-backed securities designated as available for sale                    (33,184)          (30,510)
  Loan principal repayments                                                                    83,047            92,916
  Loan disbursements                                                                          (85,954)          (47,362)
  Purchases of loans                                                                           (2,112)                -
  Additions to office premises and equipment                                                     (289)              (19)
  Additions to real estate acquired through foreclosure                                             -               (17)
  Proceeds from sale of real estate acquired through foreclosure                                  613               791
  Net increase in cash surrender value of life insurance                                         (200)             (193)
                                                                                             --------          --------
         Net cash provided by (used in) investing activities                                  (11,963)           23,693
                                                                                             --------          --------

         Net cash provided by operating and investing
           activities (balance carried forward)                                                28,088            26,953
                                                                                             --------          --------

                           CAMCO FINANCIAL CORPORATION

                      For the three months ended March 31,
                                 (In thousands)


                                                                                                 2003              2002
                                                                                              -------         ---------
         Net cash provided by operating and investing
           activities (balance brought forward)                                               $28,088         $  26,953

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                                             320           (32,507)
  Proceeds from Federal Home Loan Bank advances                                                 1,500                 -
  Repayment of Federal Home Loan Bank advances                                                 (2,948)          (19,129)
  Dividends paid on common stock                                                               (1,051)             (996)
  Proceeds from exercise of stock options                                                         426                53
  Purchase of treasury shares                                                                  (3,002)                -
  Decrease in advances by borrowers for taxes and insurance                                    (1,235)           (1,441)
                                                                                              -------         ---------
         Net cash used in financing activities                                                 (5,990)          (54,020)
                                                                                              -------         ---------

Increase (decrease) in cash and cash equivalents                                               22,098           (27,067)

Cash and cash equivalents at beginning of period                                               57,022           104,964
                                                                                              -------         ---------

Cash and cash equivalents at end of period                                                    $79,120         $  77,897
                                                                                              =======         =========



Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest on deposits and borrowings                                                       $ 7,014         $  10,195
                                                                                              =======         =========

    Income taxes                                                                              $     -         $     400
                                                                                              =======         =========

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                                      $  (392)        $    (100)
                                                                                              =======         =========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                              $ 1,188         $     624
                                                                                              =======         =========

  Transfers from mortgage loans to real estate acquired through foreclosure                   $   189         $     415
                                                                                              =======         =========

Supplemental disclosure of noncash financing activities:
  Treasury shares received from settlement of Columbia Financial's
    Employee Stock Ownership Plan                                                             $     -         $     639
                                                                                              =======         =========

  Dividends declared but unpaid                                                               $ 1,059         $     996
                                                                                              =======         =========

                           CAMCO FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three-month periods ended March 31, 2003 and 2002


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation ("Camco" or the "Corporation") included in Camco's Annual Report on Form 10-K for the year ended December 31, 2002. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three month period ended March 31, 2003, are not necessarily indicative of the results which may be expected for the entire year.

2.   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Camco and two wholly-owned subsidiaries: Advantage Bank ("Advantage" or the "Bank") and Camco Title Insurance Agency, Inc., as well as a second tier subsidiary, Camco Mortgage Corporation. All significant intercompany balances and transactions have been eliminated.

3.   Earnings Per Share

     Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plans. The computations are as follows:

                                                                                   FOR THE THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                 -------------------------------
                                                                                    2003                 2002
                                                                                 ---------             ---------
Weighted-average common shares
  outstanding (basic)                                                            7,674,434             7,966,767
Dilutive effect of assumed exercise
  of stock options                                                                  95,112               115,828
                                                                                 ---------             ---------
Weighted-average common shares
  outstanding (diluted)                                                          7,769,546             8,082,595
                                                                                 =========             =========

     Options to purchase 7,088 and 68,416 shares of common stock with respective weighted-average exercise prices of $16.59 and $14.76 were outstanding at March 31, 2003 and 2002, respectively, but were excluded from the computation of common share equivalents for those respective periods because the exercise prices were greater than the average market price of the common shares.

                           CAMCO FINANCIAL CORPORATION

            For the three-month periods ended March 31, 2003 and 2002


4.   Stock Option Plans

     Camco presently has options outstanding under four stock option plans. Under the 1995 Plan and the 2002 Plan, 161,488 and 400,000 shares, respectively, were reserved for issuance. Additionally, in connection with the 1996 acquisition of First Savings, 265,876 shares were reserved for issuance. In connection with the 2000 acquisition of Westwood Homestead, 311,794 shares were reserved for issuance.

     The Corporation accounts for its stock option plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair-value based method for valuing stock-based compensation that entities may use, that measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair-value based method of accounting defined in SFAS No. 123 had been applied.

     The Corporation utilizes APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share would have been reported as the pro forma amounts indicated below for the three months ended March 31:

                                                                   2003                  2002
                                                                  ------                ------
                                                                     (In thousands, except
                                                                        per share data)
NET EARNINGS                              As reported             $2,454                $2,375
                                                                  ------                ------
                 Stock-based compensation, net of tax                (20)                   (1)
                                                                  ------                ------
                                            Pro-forma             $2,434                $2,374
                                                                  ======                ======
EARNINGS PER SHARE
  BASIC                                   As reported             $  .32               $   .30
                                                                  ------                ------
                 Stock-based compensation, net of tax                  -                     -
                                            Pro-forma             $  .32               $   .30
                                                                  ======                ======
  DILUTED                                 As reported             $  .32               $   .29
                 Stock-based compensation, net of tax               (.01)                    -
                                                                  ------                ------
                                            Pro-forma             $  .31               $   .29
                                                                  ======                ======

                           CAMCO FINANCIAL CORPORATION

            For the three-month periods ended March 31, 2003 and 2002


4.   Stock Option Plans (continued)


     The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during 2003, 2002 and 2001: dividend yield of 3.50%, 3.84% and 4.07%, respectively; expected volatility of 16.88%, 16.34%, and 17.06%, respectively; a risk-free interest rate of 3.95%, 2.00% and 3.00%, respectively, and an expected life of ten years for all grants.

     A summary of the status of the Corporation's stock option plans as of March 31, 2003 and December 31, 2002 and 2001, and changes during the periods ending on those dates is presented below:


                                           THREE MONTHS ENDED                 YEAR ENDED DECEMBER 31,
                                               MARCH 31,         -------------------------------------------------
                                                 2003                     2002                     2001
                                         ----------------------  ------------------------   ----------------------
                                                      WEIGHTED-                 WEIGHTED-               WEIGHTED-
                                                       AVERAGE                   AVERAGE                 AVERAGE
                                                       EXERCISE                 EXERCISE                 EXERCISE
                                          SHARES        PRICE     SHARES          PRICE      SHARES       PRICE
                                         -------      ---------  -------       ----------   -------     ----------
Outstanding at beginning of period       323,291      $    9.79   503,005      $   10.16     688,655      $   10.53
Granted                                   56,948          16.13     3,700          14.55       8,500          11.93
Exercised                                (56,336)          7.57  (174,106)         10.84    (115,656)         10.91
Forfeited                                 (4,103)         13.78    (9,308)         11.91     (78,494)         12.50
                                         -------      ---------   -------      ---------     -------      ---------
Outstanding at end of period             319,800      $   11.27   323,291      $    9.79     503,005      $   10.16
                                         =======      =========   =======      =========     =======      =========
Options exercisable at period-end        274,508      $   10.47   323,291      $    9.79     503,005      $   10.16
                                         =======      =========   =======      =========     =======      =========
Weighted-average fair value of
  options granted during the period                   $    2.60                $    1.36                  $    1.37
                                                      =========                =========                  =========


     The following information applies to options outstanding at March 31, 2003:


     Number outstanding                                                                                       188,256
     Range of exercise prices                                                                           $7.40 - $9.79
     Number outstanding                                                                                       131,544
     Range of exercise prices                                                                         $11.36 - $16.59
     Weighted-average exercise price                                                                           $11.27
     Weighted-average remaining contractual life                                                            5.0 years

5.   Effects of Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management adopted SFAS No. 146 effective January 1, 2002, without material effect on the Corporation's financial condition or results of operations.

                           CAMCO FINANCIAL CORPORATION

            For the three-month periods ended March 31, 2003 and 2002


5.   Effects of Recent Accounting Pronouncements (continued)


     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Corporation adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002, without material effect on the Corporation's financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Camco has financial letters of credit which require Camco to make payment if the customer's financial condition deteriorates, as defined in the agreements. FIN 45 requires Camco to record a liability generally equal to fees received for these letters of credit when guaranteeing obligations. FIN 45 applies prospectively to guarantees Camco issues or modifies subsequent to December 31, 2002.

     The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2003 is $167,000. Such letters of credit have terms of one year. Amounts due under these letters of credit would be reduced by any proceeds that Camco would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Corporation adopted the disclosure requirements of FIN 46 effective January 31, 2003, without material effect on its financial statements.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            For the three-month periods ended March 31, 2003 and 2002


Discussion of Financial Condition Changes from December 31, 2002 to March 31,
2003


At March 31, 2003, Camco's consolidated assets totaled $1.079 billion, a decrease of $3.9 million, or .4%, from the December 31, 2002 total. The decrease in total assets was comprised primarily of a decrease in loans receivable and a decrease in investment securities, which were partially offset by increases in cash and cash equivalents and mortgage-backed securities.

Cash and interest-bearing deposits in other financial institutions totaled $79.1 million at March 31, 2003, an increase of $22.1 million, or 38.8%, over December 31, 2002 levels. Investment securities totaled $38.9 million at March 31, 2003, a decrease of $5.2 million, or 11.8%, from the total at December 31, 2002. Investment securities purchases, which were comprised primarily of $2.0 million of intermediate-term callable U.S. Government agency obligations with an average yield of 2.36%, were offset by $7.1 million of maturities.

Mortgage-backed securities totaled $128.5 million at March 31, 2003, an increase of $11.2 million, or 9.5%, over December 31, 2002. Mortgage-backed securities purchases totaled $33.2 million, while principal repayments totaled $21.0 million during the three-month period ended March 31, 2003. Purchases of mortgage-backed securities during the period were comprised primarily of balloon and seven- to ten-year amortizing U.S. Government agency securities yielding 3.32%, which were classified as available for sale. Purchases of mortgage-backed securities were funded primarily with proceeds from loan principal repayments.

Loans receivable, including loans held for sale, totaled $766.2 million at March 31, 2003, a decrease of $30.7 million, or 3.9%, from December 31, 2002. The decrease resulted primarily from principal repayments of $83.0 million and loan sales of $91.7 million, which were partially offset by loan disbursements and purchases totaling $144.6 million. The volume of loans originated and purchased during the 2003 three-month period was greater than that of the comparable 2002 period by $48.3 million, or 50.1%, while the volume of loan sales increased by $39.2 million year to year. As interest rates in the economy have remained low, consumer preference continues to favor long-term fixed-rate mortgage loans to fund home purchases and to refinance current loans. Camco will continue its interest-rate risk management strategy of selling low-yielding, long-term, fixed-rate loans. Loan originations during the three-month period ended March 31, 2003, were comprised primarily of $118.3 million of loans secured by one- to four-family residential real estate, $19.8 million in consumer and other loans and $6.5 million in loans secured by commercial real estate. Management intends to expand its commercial real estate lending in future periods as a means of increasing the yield on its loan portfolio.

The allowance for loan losses totaled $5.7 million and $5.5 million at March 31, 2003 and December 31, 2002, respectively, representing 38.8% and 40.3% of nonperforming loans, respectively, at those dates. Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $14.6 million and $13.6 million at March 31, 2003 and December 31, 2002, respectively, constituting 1.90% and 1.71% of total net loans, including loans held for sale, at those dates. At March 31, 2003, nonperforming loans were comprised of $10.7 million in one- to four-family residential real estate loans, $2.5 million in nonresidential real estate loans, $879,000 in commercial real estate loans and $461,000 of consumer loans. Management believes all nonperforming loans are adequately collateralized and no loss is expected over and above allocated reserves on such loans. Loans delinquent greater than 30 days but less than 90 days totaled $12.5 million at March 31, 2003, compared to $10.5 million at December 31, 2002, an increase of $2.0 million, or 19.3%. Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances at March 31, 2003, there can be no assurance that increased provisions will not be necessary in future periods, which could adversely affect Camco's results of operations.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three-month periods ended March 31, 2003 and 2002


Discussion of Financial Condition Changes from December 31, 2002 to March 31, 2003 (continued)

Deposits totaled $694.4 million at March 31, 2003, an increase of $320,000, or ..1%, over the total at December 31, 2002. While management has generally pursued a strategy of moderate growth in the deposit portfolio, Advantage has not historically engaged in sporadic increases or decreases in interest rates offered, nor has it offered the highest interest rates available in its market areas.

Stockholders' equity totaled $97.1 million at March 31, 2003, a $1.5 million, or 1.5%, decrease from December 31, 2002. The decrease resulted primarily from dividends of $1.1 million, purchases of treasury shares totaling $3.0 million and a $392,000 decrease in the unrealized gains on available for sale securities, which were partially offset by net earnings of $2.5 million and proceeds from the exercise of stock options of $426,000. The increase in treasury shares represented purchases under the 5% stock repurchase plan that was announced in October 2002.

Advantage is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2003, the Bank's regulatory capital exceeded all regulatory capital requirements.


Comparison of Results of Operations for the Three Months Ended March 31, 2003 and 2002


General

Camco's net earnings for the three months ended March 31, 2003 totaled $2.5 million, an increase of $79,000, or 3.3%, over the $2.4 million of net earnings reported in the comparable 2002 period. The increase in earnings was primarily attributable to an increase in other income of $1.2 million, which was partially offset by a decrease of $247,000 in net interest income, an increase in the provision for losses on loans of $213,000, an increase in general, administrative and other expense of $640,000 and an increase in federal income tax expense of $23,000.

Net Interest Income

Total interest income amounted to $14.7 million for the three months ended March 31, 2003, a decrease of $2.2 million, or 13.0%, compared to the three-month period ended March 31, 2002, generally reflecting the effects of a decrease in yield on total interest-earning assets of 93 basis points, from 6.62% in the 2002 period to 5.69% in the 2003 period, which was partially offset by a $12.2 million, or 1.2%, increase in the average balance of interest-earning assets outstanding year to year.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three-month periods ended March 31, 2003 and 2002

Comparison of Results of Operations for the Three Months Ended March 31, 2003 and 2002 (continued)


Net Interest Income (continued)

Interest income on loans totaled $12.7 million for the three months ended March 31, 2003, a decrease of $2.6 million, or 17.1%, from the comparable 2002 period. The decrease resulted primarily from a $71.6 million, or 8.5%, decrease in the average balance outstanding and a 69 basis point decrease in the average yield, to 6.56% in the 2003 period. Interest income on mortgage-backed securities totaled $1.0 million for the three months ended March 31, 2003, a $479,000, or 84.2%, increase over the 2002 quarter. The increase was due primarily to a $70.3 million, or 145.1%, increase in the average balance outstanding, which was partially offset by a 117 basis point decrease in the average yield, to 3.53% in the 2003 period. Interest income on investment securities increased by $126,000, or 57.8%, due primarily to a $24.9 million increase in the average balance outstanding, which was partially offset by a decline in the average yield year to year. Interest income on other interest-earning assets decreased by $170,000, or 22.7%, due primarily to a decrease in the average yield, to 2.39% in the 2003 period, coupled with a decrease of $11.4 million, or 10.5%, in the average balance outstanding year to year.

Interest expense on deposits totaled $4.5 million for the three months ended March 31, 2003, a decrease of $2.1 million, or 31.4%, compared to the same quarter in 2002, due primarily to a 112 basis point decrease in the average cost of deposits, to 2.70% in the current quarter, and a $44.3 million, or 6.2%, decrease in average deposits outstanding. Interest expense on borrowings totaled $3.8 million for the three months ended March 31, 2003, an increase of $114,000, or 3.1%, over the 2002 three-month period. The increase resulted primarily from a $29.9 million, or 12.1%, increase in the average balance outstanding year to year, partially offset by a 49 basis point decrease in the average cost to 5.57%. Decreases in the level of average yields on interest-earning assets and average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $247,000, or 3.7%, to a total of $6.4 million for the three months ended March 31, 2003. The interest rate spread decreased to approximately 2.15% at March 31, 2003, from 2.21% at March 31, 2002, while the net interest margin decreased to approximately 2.47% for the three months ended March 31, 2003, compared to 2.59% for the 2002 period.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $420,000 for the three months ended March 31, 2003, an increase of $213,000, or 102.9%, over the comparable period in 2002. The current period provision was predicated primarily on the increase in the level of nonperforming loans and the increased percentage of loans secured by commercial real estate within the loan portfolio. Management believes all nonperforming loans are adequately collateralized, however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three-month periods ended March 31, 2003 and 2002


Comparison of Results of Operations for the Three Months Ended March 31, 2003 and 2002 (continued)


Other Income

Other income totaled $3.5 million for the three months ended March 31, 2003, an increase of $1.2 million, or 53.4%, over the comparable 2002 period. The increase in other income was primarily attributable to a $999,000 increase in gain on sale of loans and a $154,000, or 22.2%, increase in late charges, rent and other. The increase in gain on sale of loans was due to the $39.2 million, or 74.6%, increase in sales volume, as Advantage continued to sell fixed-rate loans originated in the low interest rate environment. Additionally, the loan sales resulted in a greater gain recognition in the 2003 period, both from an increase in sales prices and a higher fair value in appraised mortgage servicing rights year to year. The increase in late charges, rent and other was due primarily to an increase in title fees and other fees on loans.

General, Administrative and Other Expense

General, administrative and other expense totaled $5.8 million for the three months ended March 31, 2003, an increase of $640,000, or 12.5%, over the comparable period in 2002. The increase in general, administrative and other expense was due primarily to a $317,000, or 12.2%, increase in employee compensation and benefits, an increase of $299,000, in franchise tax and an increase of $128,000 or 15.8%, in occupancy and equipment, which were partially offset by an $80,000, or 6.4%, decrease in other operating costs. The increase in employee compensation and benefits was due primarily to an increase in incentive compensation and 401(k) plan costs, as well as normal merit increases. The increase in franchise tax expense reflects the effects of refund claims in 2002. The increase in occupancy and equipment was due primarily to an increase in office repairs and maintenance expenses, as well as costs associated with the new Dover office location. The decrease in other operating costs was due primarily to a decrease in long distance telephone costs following a change in service providers and a decrease in FHLB charges due to use of bonds as pledged collateral versus letters of credit.

Federal Income Taxes

The provision for federal income taxes totaled $1.2 million for the three months ended March 31, 2003, an increase of $23,000, or 2.0%, compared to the three months ended March 31, 2002. This increase was primarily attributable to a $102,000, or 2.9%, increase in pre-tax earnings. The Corporation's effective tax rates amounted to 32.3% and 32.5% for the three-month periods ended March 31, 2003 and 2002, respectively.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three-month periods ended March 31, 2003 and 2002


ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Corporation's market risk since the Corporation's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.


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

         None

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On April 22, 2003, Camco held its Annual Meeting of Stockholders. The only matter that was submitted to stockholders was the election of three directors with terms expiring in 2006, as follows:


                                                        FOR                             WITHHELD
                                                        ---                             --------
         Richard C. Baylor                           6,418,801                          140,849
         Robert C. Dix                               6,419,070                          140,580
         Paul D. Leake                               6,387,630                          172,020


ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              99.1                    Certification of Chief Executive Officer
              99.2                    Certification of Chief Financial Officer

         (b)  Reports on Form 8-K:    On January 27, 2003, a Form 8-K was filed
                                      to report earnings for the year and
                                      fourth quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.



Date:     May 13, 2003                   By: /s/ Richard C. Baylor
     -----------------------                 -----------------------------------
                                             Richard C. Baylor
                                             Chief Executive Officer




Date:     May 13, 2003                   By: /s/ Mark A. Severson
     -----------------------                 -----------------------------------
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

Date:  May 13, 2003                  /s/ Richard C. Baylor
                                     ------------------------------------------
                                     Richard C. Baylor, Chief Executive Officer

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

Date: May 13, 2003                   /s/ Mark A. Severson
                                     -----------------------------------------
                                     Mark A. Severson, Chief Financial Officer