Form 10-Q
period 2003-06-30
CAMCO FINANCIAL CORP
filed 2003-08-13
CIK 16614

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2003
                               -----------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 0-25196

                           CAMCO FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                     51-0110823
---------------------------------       --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

                 6901 Glenn Highway, Cambridge, Ohio   43725-9757
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

Yes [X]           No [  ]


As of August 8, 2003, the latest practicable date, 7,475,224 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.

                           Camco Financial Corporation

                                      INDEX

                                                                                                           Page
                                                                                                           ----
PART I   -        FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition                                             3

                  Consolidated Statements of Earnings                                                        4

                  Consolidated Statements of Comprehensive Income                                            5

                  Consolidated Statements of Cash Flows                                                      6

                  Notes to Consolidated Financial Statements                                                 8

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                                                14

                  Quantitative and Qualitative Disclosures about

                  Market Risk                                                                               20

                  Controls and Procedures                                                                   20


PART II -         OTHER INFORMATION                                                                         21

SIGNATURES                                                                                                  22


                           CAMCO FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                        JUNE 30,   DECEMBER 31,
         ASSETS                                                                             2003           2002
Cash and due from banks                                                              $    32,302    $    20,215
Interest-bearing deposits in other financial institutions                                 23,586         36,807
                                                                                     -----------    -----------
         Cash and cash equivalents                                                        55,888         57,022

Investment securities available for sale - at market                                      39,717         38,789
Investment securities held to maturity - at cost, approximate market value of $3,268 and $5,501 as of June 30, 2003 and December 31,
  2002, respectively                                                                       3,132          5,368
Mortgage-backed securities available for sale - at market                                128,580         97,332
Mortgage-backed securities held to maturity - at cost, approximate market value of $12,459 and $20,634 as of June 30, 2003 and December 31,
  2002, respectively                                                                      12,204         20,000
Loans held for sale - at lower of cost or market                                          14,385         55,493
Loans receivable - net                                                                   747,290        741,465
Office premises and equipment - net                                                       14,008         14,492
Real estate acquired through foreclosure                                                   1,461          1,589
Federal Home Loan Bank stock - at cost                                                    24,008         23,539
Accrued interest receivable                                                                4,669          4,922
Prepaid expenses and other assets                                                          1,683          2,130
Cash surrender value of life insurance                                                    17,353         17,372
Goodwill - net of accumulated amortization                                                 2,953          2,953
Prepaid federal income taxes                                                                --              774
                                                                                     -----------    -----------

         Total assets                                                                $ 1,067,331    $ 1,083,240
                                                                                     ===========    ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                             $   685,183    $   694,072
Advances from the Federal Home Loan Bank                                                 273,800        276,276
Advances by borrowers for taxes and insurance                                              2,189          3,509
Accounts payable and accrued liabilities                                                   4,265          4,298
Dividends payable                                                                          1,054          1,046
Accrued federal income taxes                                                                  72           --
Deferred federal income taxes                                                              4,254          5,438
                                                                                     -----------    -----------
         Total liabilities                                                               970,817        984,639

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares; no shares outstanding          --             --
  Common stock - $1 par value; authorized 14,900,000 shares; 8,390,109 and
    8,311,145 shares issued at June 30, 2003 and December 31, 2002, respectively           8,390          8,311
  Additional paid-in capital                                                              54,749         54,063
  Retained earnings - substantially restricted                                            45,073         42,497
  Accumulated other comprehensive income - unrealized gains on securities
    designated as available for sale, net of related tax effects                           1,528          2,098
  Less 914,885 and 622,260 shares of treasury stock at June 30, 2003 and
    December 31, 2002, respectively - at cost                                            (13,226)        (8,368)
                                                                                     -----------    -----------
         Total stockholders' equity                                                       96,514         98,601
                                                                                     -----------    -----------
         Total liabilities and stockholders' equity                                  $ 1,067,331    $ 1,083,240
                                                                                     ===========    ===========

                           CAMCO FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                          SIX MONTHS ENDED         THREE MONTHS ENDED
                                                                               JUNE 30,                   JUNE 30,
                                                                          2003         2002         2003         2002
Interest income
  Loans                                                                  $24,702      $30,179      $11,979      $14,835
  Mortgage-backed securities                                               2,039        1,806          991        1,237
  Investment securities                                                      711          491          367          273
  Interest-bearing deposits and other                                      1,159        1,452          581          704
                                                                         -------      -------      -------      -------
         Total interest income                                            28,611       33,928       13,918       17,049

Interest expense
  Deposits                                                                 8,633       12,464        4,150        5,927
  Borrowings                                                               7,667        7,527        3,823        3,798
                                                                         -------      -------      -------      -------
         Total interest expense                                           16,300       19,991        7,973        9,725
                                                                         -------      -------      -------      -------
         Net interest income                                              12,311       13,937        5,945        7,324

Provision for losses on loans                                                675          414          255          207
                                                                         -------      -------      -------      -------
         Net interest income after provision
           for losses on loans                                            11,636       13,523        5,690        7,117

Other income
  Late charges, rent and other                                             1,998        1,467        1,150          773
  Loan servicing fees                                                        813          756          412          382
  Service charges and other fees on deposits                                 569          442          303          234
  Valuation of mortgage servicing rights - net                               590          740           90          261
  Gain on sale of loans                                                    2,710          820        1,271          380
  Gain (loss) on sale of real estate acquired through foreclosure            (62)         105          (63)          47
  Gain on investment securities transactions                                 185           27          185           27
                                                                         -------      -------      -------      -------
         Total other income                                                6,803        4,357        3,348        2,104

General, administrative and other expense
  Employee compensation and benefits                                       5,717        5,151        2,799        2,454
  Occupancy and equipment                                                  1,856        1,698          916          886
  Data processing                                                            675          559          372          240
  Advertising                                                                364          482          187          297
  Franchise taxes                                                            597          286          321          309
  Other operating                                                          2,430        2,648        1,265        1,403
  Restructuring charges (credits)                                             -          (112)          -           (16)
                                                                         -------      -------      -------      -------
         Total general, administrative and other expense                  11,639       10,712        5,860        5,573
                                                                         -------      -------      -------      -------
         Earnings before federal income taxes                              6,800        7,168        3,178        3,648

Federal income taxes
  Current                                                                  2,876        2,765        1,965        1,319
  Deferred                                                                  (758)        (442)      (1,015)        (141)
                                                                         -------      -------      -------      -------
         Total federal income taxes                                        2,118        2,323          950        1,178
                                                                         -------      -------      -------      -------
         NET EARNINGS                                                    $ 4,682      $ 4,845      $ 2,228      $ 2,470
                                                                         =======      =======      =======      =======
         EARNINGS PER SHARE
           Basic                                                            $.62         $.61         $.30         $.31
                                                                         =======      =======      =======      =======
           Diluted                                                          $.61         $.60         $.29         $.31
                                                                         =======      =======      =======      =======

                           CAMCO FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                   SIX MONTHS ENDED      THREE MONTHS ENDED
                                                                        JUNE 30,              JUNE 30,
                                                                    2003       2002       2003       2002
Net earnings                                                      $ 4,682    $ 4,845    $ 2,228    $ 2,470

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) during the period,
    net of taxes (benefits) of $(231), $428, $(29) and $480
    for the respective periods                                       (448)       831        (56)       931

  Reclassification adjustment for realized gains included
    in earnings, net of taxes of $63 and $9 for each of the six and three month periods ended June 30, 2003 and 2002,
    respectively                                                     (122)       (18)      (122)       (18)
                                                                  -------    -------    -------    -------
Comprehensive income                                              $ 4,112    $ 5,658    $ 2,050    $ 3,383
                                                                  =======    =======    =======    =======
Accumulated comprehensive income                                  $ 1,528    $   920    $ 1,528    $   920
                                                                  =======    =======    =======    =======

                           CAMCO FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                 (In thousands)



                                                                                           2003         2002
Cash flows from operating activities:
  Net earnings for the period                                                         $   4,682    $   4,845
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                         (243)        (270)
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                                    1,128           30
    Amortization of purchase accounting adjustments - net                                    47          137
    Depreciation and amortization                                                           883          652
    Provision for losses on loans                                                           675          414
    Federal Home Loan Bank stock dividends                                                 (469)        (519)
    (Gain) loss on sale of real estate acquired through foreclosure                          62         (105)
    Gain on investment securities transactions                                             (185)         (27)
    Gain on sale of loans                                                                (2,710)        (820)
    Loans originated for sale in the secondary market                                  (163,855)     (97,869)
    Proceeds from sale of loans in the secondary market                                 207,673       87,397
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                           253          238
      Prepaid expenses and other assets                                                     447        2,092
      Accrued interest and other liabilities                                                (25)      (5,278)
      Federal income taxes:
        Current                                                                             846          937
        Deferred                                                                           (758)        (442)
                                                                                      ---------    ---------
         Net cash provided by (used in) operating activities                             48,451       (8,588)

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities and interest-bearing deposits        11,000        9,769
  Proceeds from disposition of investment securities                                       --             44
  Proceeds from sale of mortgage-backed securities designated as available for sale       6,990         --
  Purchase of investment securities designated as held to maturity                         --         (1,048)
  Purchase of investment securities designated as available for sale                    (10,300)     (20,607)
  Purchase of mortgage-backed securities designated as held to maturity                    (256)      (2,065)
  Purchase of mortgage-backed securities designated as available for sale               (78,600)     (87,558)
  Principal repayments on mortgage-backed securities                                     47,202        7,335
  Loan principal repayments                                                             170,930      184,753
  Loan disbursements                                                                   (172,321)    (100,582)
  Purchase of loans                                                                      (6,212)      (2,125)
  Additions to office premises and equipment                                               (399)        (667)
  Additions to real estate acquired through foreclosure                                    --            (18)
  Proceeds from sale of real estate acquired through foreclosure                          1,394        1,599
  Proceeds from sale of office premises and equipment                                         5         --
  Proceeds from redemption of life insurance                                                422         --
  Net increase in cash surrender value of life insurance                                   (403)        (399)
                                                                                      ---------    ---------
         Net cash used in investing activities                                          (30,548)     (11,569)
                                                                                      ---------    ---------
         Net cash provided by (used in) operating and investing activities
           (balance carried forward)                                                     17,903      (20,157)
                                                                                      ---------    ---------

                           CAMCO FINANCIAL CORPORATION

                        For the six months ended June 30,
                                 (In thousands)

                                                                                  2003         2002
         Net cash provided by (used in) operating and investing activities
           (balance brought forward)                                         $  17,903    $ (20,157)

Cash flows provided by (used in) financing activities:
  Net decrease in deposits                                                      (8,889)     (26,730)
  Proceeds from Federal Home Loan Bank advances                                  6,500       43,500
  Repayment of Federal Home Loan Bank advances                                  (8,997)     (36,803)
  Dividends paid on common stock                                                (2,106)      (2,036)
  Purchase of treasury stock                                                    (4,858)      (1,969)
  Proceeds from exercise of stock options                                          633        1,354
  Decrease in advances by borrowers for taxes and insurance                     (1,320)      (1,549)
                                                                             ---------    ---------
         Net cash used in financing activities                                 (19,037)     (24,233)
                                                                             ---------    ---------

Net decrease in cash and cash equivalents                                       (1,134)     (44,390)

Cash and cash equivalents at beginning of period                                57,022      104,964
                                                                             ---------    ---------

Cash and cash equivalents at end of period                                   $  55,888    $  60,574
                                                                             =========    =========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Interest on deposits and borrowings                                      $  15,042    $  20,029
                                                                             =========    =========
    Income taxes                                                             $   2,044    $   1,903
                                                                             =========    =========
Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                     $    (570)   $     813
                                                                             =========    =========
  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                             $   2,563    $   1,033
                                                                             =========    =========
  Transfers from loans to real estate acquired through foreclosure           $   1,328    $   1,116
                                                                             =========    =========
  Issuance of loans upon sale of real estate acquired through foreclosure    $     621    $     312
                                                                             =========    =========
Supplemental disclosure of noncash financing activities:
  Treasury shares received from settlement of Columbia Financial's
    Employee Stock Ownership Plan                                            $    --      $     639
                                                                             =========    =========
  Dividends declared but unpaid                                              $   1,054    $   1,039
                                                                             =========    =========

                           CAMCO FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the six- and three-month periods ended June 30, 2003 and 2002


1.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation ("Camco" or the "Corporation") included in Camco's Annual Report on Form 10-K for the year ended December 31, 2002. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six and three month periods ended June 30, 2003, are not necessarily indicative of the results which may be expected for the entire year.

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

3.       Critical Accounting Policies
         ----------------------------

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this quarterly report, are based upon Camco Financial's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Camco Financial to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under US GAAP. Management has discussed the development and the selection of critical accounting policies with the Company's audit committee.

         Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of mortgage servicing assets. Actual results could differ from those estimates.

         ALLOWANCE FOR LOAN LOSSES

         We have developed policies and procedures for assessing the adequacy of the allowance for loan losses that reflect our evaluation of credit risk after careful consideration of all information available to us. In developing this assessment, we must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

                           CAMCO FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the six- and three-month periods ended June 30, 2003 and 2002


3.       Critical Accounting Policies (continued)
         ----------------------------

         ALLOWANCE FOR LOAN LOSSES (continued)

         The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay, and current economic and industry conditions. Also considered as part of that judgment is a review of the Bank's trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and economic factors.

         While the Company strives to reflect all known risk factors in its evaluations, judgment errors may occur. If different assumptions or conditions were to prevail, the amount and timing of loan losses could be materially different.

         The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on management's current judgment about the credit quality of the loan portfolio.

         MORTGAGE SERVICING ASSETS

         Servicing assets are recognized as separate assets when loans are sold with servicing retained. A pooling methodology to the servicing valuation, in which loans with similar characteristics were "pooled" together, is applied for valuation purposes. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, interest earned on float, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated market value for the pool. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. If the fair value is less than carrying value, impairment is recognized through a valuation allowance for each impaired pool.

         Management believes the accounting estimates related to the allowance for loan losses and the capitalization, amortization, and valuations of mortgage servicing assets are "critical accounting estimates" because:
         (1) the estimates are highly susceptible to change from period to period because they require management to make assumptions concerning the changes in the types and volumes of the portfolios, rates of future prepayments, and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on Camco's assets reported on the balance sheet as well as its net income. Management has discussed the development and selection of these critical accounting estimates with the audit committee of the board of directors and the audit committee has reviewed the Corporation's disclosures relating to them in this Management's Discussion and Analysis.

                           CAMCO FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the six- and three-month periods ended June 30, 2003 and 2002


4.       Earnings Per Share
         ------------------

         Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plans. The computations are as follows:

                                                         FOR THE SIX MONTHS ENDED             FOR THE THREE MONTHS ENDED
                                                                  JUNE 30,                               JUNE 30,
                                                            2003            2002                    2003           2002
         Weighted-average common shares
           outstanding (basic)                         7,599,184       7,972,857               7,524,761      7,978,880
         Dilutive effect of assumed exercise
           of stock options                               84,932         121,281                  84,773        134,300
                                                       ---------       ---------               ---------      ---------
         Weighted-average common shares
           outstanding (diluted)                       7,684,116       8,094,138               7,609,534      8,113,180
                                                       =========       =========               =========      =========

         Options to purchase 64,036 and 69,116 shares of common stock with respective weighted-average exercise prices of $16.18 and $14.82 were outstanding at June 30, 2003 and 2002, respectively, but were excluded from the computation of common share equivalents for each of the six and three month periods then ended, because the exercise prices were greater than the average market price of the common shares.

5.       Stock Option Plans
         ------------------

         Camco presently has options outstanding under four stock option plans. Under the 1995 Plan and the 2002 Plan, 161,488 and 400,000 shares, respectively, were reserved for issuance. Additionally, in connection with the 1996 acquisition of First Savings, 265,876 shares were reserved for issuance under the First Ashland stock option plan. In connection with the 2000 acquisition of Westwood Homestead, 311,794 shares were reserved for issuance under the Westwood stock option plan.

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

         The Corporation utilizes APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share for the six- and three-month periods ended June 30, 2003 and 2002, would have been reported as the pro forma amounts indicated below:

                           CAMCO FINANCIAL CORPORATION

        For the six- and three-month periods ended June 30, 2003 and 2002


5.       Stock Option Plans (continued)
         ------------------

                                                                     SIX MONTHS ENDED                THREE MONTHS ENDED
                                                                          JUNE 30,                        JUNE 30,
                                                                       2003         2002              2003         2002
         Net earnings (In thousands)             As reported          $4,682       $4,845            $2,228       $2,470
                        Stock-based compensation, net of tax             (10)          (2)               (5)          (1)
                                                                      ------       ------            ------       ------
                                                   Pro-forma          $4,672       $4,843            $2,223       $2,469
                                                                      ======       ======            ======       ======
         Earnings per share
           Basic                                 As reported            $.62         $.61              $.30         $.31
                        Stock-based compensation, net of tax            (.01)         -                 -            -
                                                                      ------       ------            ------       ------
                                                   Pro-forma            $.61         $.61              $.30         $.31
                                                                      ======       ======            ======       ======
           Diluted                               As reported            $.61         $.60              $.29         $.31
                        Stock-based compensation, net of tax             -            -                 -              -
                                                                      ------       ------            ------       ------
                                                   Pro-forma            $.61         $.60              $.29         $.31
                                                                      ======       ======            ======       ======

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

         A summary of the status of the Corporation's stock option plans as of June 30, 2003 and December 31, 2002 and 2001, and changes during the periods ending on those dates is presented below:

                                                       SIX MONTHS ENDED                       YEAR ENDED
                                                           JUNE 30,                          DECEMBER 31,
                                                             2003                   2002                    2001
                                                                WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                                  AVERAGE                 AVERAGE                 AVERAGE
                                                                 EXERCISE                EXERCISE                EXERCISE
                                                        SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
         Outstanding at beginning of period            323,291    $  9.79      503,005      $10.16     688,655      $10.53
         Granted                                        56,948      16.13        3,700       14.55       8,500       11.93
         Exercised                                     (78,964)      8.01    (174,106)       10.84    (115,656)      10.91
         Forfeited                                      (4,318)     13.75       (9,308)      11.91     (78,494)      12.50
                                                       -------    -------    ---------      ------    --------      ------
         Outstanding at end of period                  296,957    $ 11.42      323,291      $ 9.79     503,005      $10.16
                                                       =======    =======    =========      ======    ========      ======
         Options exercisable at period-end             249,666    $ 13.59      323,291      $ 9.79     503,005      $10.16
                                                       =======    =======    =========      ======    ========      ======
         Weighted-average fair value of
           options granted during the period                      $  2.60                   $ 1.36                  $ 1.37
                                                                   ======                   ======                  ======

                           CAMCO FINANCIAL CORPORATION

        For the six- and three-month periods ended June 30, 2003 and 2002


5.       Stock Option Plans (continued)
         ------------------

         The following information applies to options outstanding at June 30, 2003:

         Number outstanding                                                                                       166,201
         Range of exercise prices                                                                           $7.40 - $9.79
         Number outstanding                                                                                       130,756
         Range of exercise prices                                                                         $11.36 - $16.59
         Weighted-average exercise price                                                                           $11.42
         Weighted-average remaining contractual life                                                              5.0 yrs

6.       Effects of Recent Accounting Pronouncements
         -------------------------------------------

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management adopted SFAS No. 146 effective January 1, 2003, without material effect on the Corporation's financial condition or results of operations.

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

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Camco has financial letters of credit which require Camco to make payment if the customer's financial condition deteriorates, as defined in the agreements. FIN 45 requires Camco to record a liability generally equal to fees received for these letters of credit when guaranteeing obligations. FIN 45 applies prospectively to guarantees Camco issues or modifies subsequent to December 31, 2002. Camco had no letters of credit outstanding at June 30, 2003.

                           CAMCO FINANCIAL CORPORATION

        For the six- and three-month periods ended June 30, 2003 and 2002


6.       Effects of Recent Accounting Pronouncements (continued)
         -------------------------------------------

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

         In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which clarifies certain implementation issues raised by constituents and amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to include the conclusions reached by the FASB on certain FASB Staff Implementation Issues that, while inconsistent with Statement 133's conclusions, were considered by the Board to be preferable; amends SFAS No. 133's discussion of financial guarantee contracts and the application of the shortcut method to an interest-rate swap agreement that includes an embedded option and amends other pronouncements.

         The guidance in Statement 149 is effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date, except for the following:

         - guidance incorporated from FASB Staff Implementation Issues that was effective for periods beginning prior to June 15, 2003 should continue to be applied according to the effective dates in those issues

         - guidance relating to forward purchase and sale agreements involving when-issued securities should be applied to both existing contracts and new contracts entered into after June 30, 2003.

         Management does not expect SFAS No. 149 to have a material effect on the Corporation's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 requires an issuer to classify certain financial instruments as liabilities, including mandatorily redeemable preferred and common stocks.

         SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 as to the Corporation). The effect of adopting SFAS No. 150 must be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. Management is continuing to evaluate the effect of the provisions of SFAS No. 150 on the Corporation's financial statements.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the six- and three-month periods ended June 30, 2003 and 2002


Discussion of Financial Condition Changes from December 31, 2002 to June 30,
----------------------------------------------------------------------------
2003
----

At June 30, 2003, Camco's consolidated assets totaled $1.067 billion, a decrease of $15.9 million, or 1.5%, from the December 31, 2002 total. The decrease in total assets was comprised primarily of decreases in loans held for sale and investment securities, which were partially offset by an increase in mortgage-backed securities.

Cash and interest-bearing deposits in other financial institutions totaled $55.9 million at June 30, 2003, a decrease of $1.1 million, or 2.0%, from December 31, 2002 levels. Investment securities totaled $42.8 million at June 30, 2003, a decrease of $1.3 million, or 3.0%, from the total at December 31, 2002. Investment securities purchases, which were comprised primarily of $10.3 million of intermediate-term callable U.S. Government agency obligations with an average yield of 2.95%, were offset by $11.0 million of maturities.

Mortgage-backed securities totaled $140.8 million at June 30, 2003, an increase of $23.5 million, or 20.0%, over December 31, 2002. Mortgage-backed securities purchases totaled $78.9 million, while principal repayments totaled $47.2 million and sales totaled $7.0 million during the six-month period ended June 30, 2003. Purchases of mortgage-backed securities during the period were comprised primarily of ten-year balloon amortizing U.S. Government agency securities yielding 3.27%, which were classified as available for sale. Purchases of mortgage-backed securities were funded primarily with proceeds from the sale of loans.

Loans receivable, including loans held for sale, totaled $761.7 million at June 30, 2003, a decrease of $35.3 million, or 4.4%, from December 31, 2002. The decrease resulted primarily from principal repayments of $170.9 million and loan sales of $205.0 million, which were partially offset by loan disbursements and purchases totaling $342.4 million. The volume of loans originated and purchased during the first six months of 2003 was greater than that of the comparable 2002 period by $141.8 million, or 70.7%, while the volume of loan sales increased by $118.4 million year to year. As interest rates in the economy have remained low, consumer preference continues to favor long-term fixed-rate mortgage loans to fund home purchases and to refinance current loans. Camco will continue its interest-rate risk management strategy of selling low-yielding, long-term, fixed-rate loans. Loan originations during the six-month period ended June 30, 2003, were comprised primarily of $270.7 million of loans secured by one- to four-family residential real estate, $44.9 million in consumer and other loans and $26.8 million in loans secured by commercial real estate. Management will continue to expand its commercial real estate lending in future periods as a means of increasing the yield on its loan portfolio.

The allowance for loan losses totaled $5.8 million and $5.5 million at June 30, 2003 and December 31, 2002, respectively, representing 42.0% and 40.3% of nonperforming loans, respectively, at those dates. Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $13.7 million and $13.6 million at June 30, 2003 and December 31, 2002, respectively, constituting 1.80% and 1.71% of total net loans, including loans held for sale, at those dates. At June 30, 2003, nonperforming loans were comprised of $9.8 million in one- to four-family residential real estate loans, $2.2 million in nonresidential real estate loans, $1.0 in commercial real estate loans and $760,000 of consumer loans. Management believes all nonperforming loans are adequately collateralized and no loss is expected over and above allocated reserves on such loans. Loans delinquent greater than 30 days but less than 90 days totaled $9.5 million at June 30, 2003, compared to $10.5 million at December 31, 2002, a decrease of $1.0 million, or 9.5%. Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances at June 30, 2003, there can be no assurance that increased provisions will not be necessary in future periods, which could adversely affect Camco's results of operations.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2003 and 2002


Discussion of Financial Condition Changes from December 31, 2002 to June 30,
----------------------------------------------------------------------------
2003 (continued)
----

Deposits totaled $685.2 million at June 30, 2003, a decrease of $8.9 million, or 1.3%, from the total at December 31, 2002. While management has generally pursued a strategy of moderate growth in the deposit portfolio, Advantage has not historically engaged in sporadic increases or decreases in interest rates offered, nor has it offered the highest interest rates available in its market areas.

Stockholders' equity totaled $96.5 million at June 30, 2003, a decrease of $2.1 million, or 2.1%, from December 31, 2002. The decrease resulted primarily from dividends of $2.1 million, purchases of treasury shares totaling $4.9 million and a $570,000 decrease in the unrealized gains on available for sale securities, which were partially offset by net earnings of $4.7 million and proceeds from the exercise of stock options of $633,000. The increase in treasury shares represented purchases under the 5% stock repurchase plan that was announced in October 2002.

Advantage is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2003, the Bank's regulatory capital exceeded all regulatory capital requirements.

Comparison of Results of Operations for the Six Months Ended June 30, 2003 and
------------------------------------------------------------------------------
2002
----

General
-------

Camco's net earnings for the six months ended June 30, 2003 totaled $4.7 million, a decrease of $163,000, or 3.4%, from the $4.8 million of net earnings reported in the comparable 2002 period. The decrease in earnings was primarily attributable to a decrease of $1.6 million in net interest income, an increase in the provision for losses on loans of $261,000 and an increase in general, administrative and other expense of $927,000, which were partially offset by an increase in other income of $2.4 million and a decrease in federal income tax expense of $205,000.

Net Interest Income
-------------------

Total interest income amounted to $28.6 million for the six months ended June 30, 2003, a decrease of $5.3 million, or 15.7%, compared to the six-month period ended June 30, 2002, generally reflecting the effects of a decrease in yield on total interest-earning assets of 103 basis points, from 6.62% in the 2002 period to 5.59% in the 2003 period, coupled with a $2.0 million, or .2%, decrease in the average balance of interest-earning assets outstanding year to year.

Interest income on loans totaled $24.7 million for the six months ended June 30, 2003, a decrease of $5.5 million, or 18.1%, from the comparable 2002 period. The decrease resulted primarily from a $63.2 million, or 7.6%, decrease in the average balance outstanding and an 83 basis point decrease in the average yield, to 6.44% in the 2003 period. Interest income on mortgage-backed securities totaled $2.0 million for the six months ended June 30, 2003, a $233,000, or 12.9%, increase year to year. The increase was due primarily to a $46.3 million, or 60.3%, increase in the average balance outstanding, which was partially offset by a 139 basis point decrease in the average yield, to 3.32% in the 2003 period. Interest income on investment securities increased by $220,000, or 44.8%, due primarily to a $20.5 million increase in the average balance outstanding, which was partially offset by a decline in the average yield year to year. Interest income on other interest-earning assets decreased by $293,000, or 20.2%, due primarily to a decrease in the average yield, to 2.52% in the 2003 period, coupled with a decrease of $5.5 million, or 5.7%, in the average balance outstanding year to year.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2003 and 2002

Comparison of Results of Operations for the Six Months Ended June 30,
---------------------------------------------------------------------
2003 and 2002 (continued)
-------------

Net Interest Income (continued)
-------------------

Interest expense on deposits totaled $8.6 million for the six months ended June 30, 2003, a decrease of $3.8 million, or 30.7%, compared to the 2002 period, due primarily to a 104 basis point decrease in the average cost of deposits, to 2.61%, and a $20.8 million, or 3.0%, decrease in average deposits outstanding year to year. Interest expense on borrowings totaled $7.7 million for the six months ended June 30, 2003, an increase of $140,000, or 1.9%, over the 2002 six-month period. The increase resulted primarily from a $20.7 million, or 8.1%, increase in the average balance outstanding year to year, partially offset by a 35 basis point decrease in the average cost to 5.58%. Decreases in the level of average yields on interest-earning assets and average costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $1.6 million, or 11.7%, to a total of $12.3 million for the six months ended June 30, 2003. The interest rate spread decreased to approximately 2.11% at June 30, 2003, from 2.35% at June 30, 2002, while the net interest margin decreased to approximately 2.41% for the six months ended June 30, 2003, compared to 2.72% for the 2002 period.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $675,000 for the six months ended June 30, 2003, an increase of $261,000, or 63.0%, over the comparable period in 2002. The current period provision was predicated primarily on the increased percentage of loans secured by commercial real estate within the loan portfolio and the increase in the level of classified loans. Management believes all classified loans are adequately collateralized, however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future.

Other Income
------------

Other income totaled $6.8 million for the six months ended June 30, 2003, an increase of $2.4 million, or 56.1%, over the comparable 2002 period. The increase in other income was primarily attributable to a $1.9 million increase in the gain on sale of loans and a $531,000, or 36.2%, increase in late charges, rent and other. The increase in the gain on sale of loans was due to the $118.4 million, or 136.7%, increase in sales volume, as Advantage continued to sell fixed-rate loans originated in the current low interest rate environment, as well as an increase in prices on such sales. The increase in late charges, rent and other was due primarily to an increase in title premiums and other fees on loans, an increase in ATM fees and proceeds of $175,000 from a life insurance policy due to the death of an officer of the Bank.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2003 and 2002


Comparison of Results of Operations for the Six Months Ended June 30, 2003 and
------------------------------------------------------------------------------
2002 (continued)
----

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $11.6 million for the six months ended June 30, 2003, an increase of $927,000, or 8.7%, over the comparable period in 2002. The increase in general, administrative and other expense was due primarily to a $566,000, or 11.0%, increase in employee compensation and benefits, an increase of $311,000, in franchise taxes, an increase of $158,000 or 9.3%, in occupancy and equipment and an increase of $116,000, or 20.8%, in data processing, which were partially offset by a $118,000 or 24.5%, decrease in advertising and a $106,000, or 4.2%, decrease in other operating costs. The increase in employee compensation and benefits was due primarily to an increase in incentive compensation and 401(k) plan costs, as well as normal merit increases, which were partially offset by an increase in deferred loan origination costs related to the increase in loan volume year to year. The increase in franchise tax expense reflects the effects of refund claims recorded in 2002. The increase in occupancy and equipment was due primarily to an increase in office repairs and maintenance expenses, as well as costs associated with the new Dover office location. The increase in data processing was due primarily to costs associated with special processing services and an increase in the cost of the annual contract with the Bank's data processing provider. The decrease in advertising was due primarily to cost savings realized from implementation of a plan to centralize the purchase of advertising contracts. The decrease in other operating costs was due primarily to a decrease in long distance telephone costs following a change in service providers and a decrease in FHLB charges due to use of bonds as pledged collateral versus letters of credit.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $2.1 million for the six months ended June 30, 2003, a decrease of $205,000, or 8.8%, compared to the six months ended June 30, 2002. This decrease was primarily attributable to a $368,000, or 5.1%, decrease in pre-tax earnings and the non-taxable redemption of a life insurance policy. The Corporation's effective tax rates amounted to 31.1% and 32.4% for the six-month periods ended June 30, 2003 and 2002, respectively.

Comparison of Results of Operations for the Three Months Ended June 30, 2003 and
--------------------------------------------------------------------------------
2002
----

General
-------

Camco's net earnings for the three months ended June 30, 2003 totaled $2.2 million, a decrease of $242,000, or 9.8%, from the $2.5 million of net earnings reported in the comparable 2002 period. The decrease in earnings was primarily attributable to a decrease of $1.4 million in net interest income, an increase in the provision for losses on loans of $48,000 and an increase in general, administrative and other expense of $287,000, which were partially offset by an increase in other income of $1.2 million and a decrease in federal income tax expense of $228,000.

Net Interest Income
-------------------

Total interest income amounted to $13.9 million for the three months ended June 30, 2003, a decrease of $3.1 million, or 18.4%, compared to the three-month period ended June 30, 2002, generally reflecting the effects of a decrease in yield on total interest-earning assets of 118 basis points, from 6.66% in the 2002 period to 5.48% and an $8.5 million, or .8%, decrease in the average balance of interest-earning assets outstanding year to year.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2003 and 2002

Comparison of Results of Operations for the Three Months Ended June 30, 2003 and
--------------------------------------------------------------------------------
2002 (continued)
----

Net Interest Income (continued)
-------------------

Interest income on loans totaled $12.0 million for the three months ended June 30, 2003, a decrease of $2.9 million, or 19.3%, from the comparable 2002 period. The decrease resulted primarily from a $52.9 million, or 6.5%, decrease in the average balance outstanding and a 100 basis point decrease in the average yield, to 6.32% in the 2003 period. Interest income on mortgage-backed securities totaled $991,000 for the three months ended June 30, 2003, a $246,000, or 19.9%, decrease from the 2002 quarter. The decrease was due primarily to a 176 basis point decrease in the average yield, to 3.08% for the 2003 period, which was partially offset by a $26.5 million, or 26.0%, increase in the average balance outstanding in the 2003 period. Interest income on investment securities increased by $94,000, or 34.4%, due primarily to a $17.2 million increase in the average balance outstanding, which was partially offset by a 99 basis point decrease in the average yield, to 3.54% in the 2003 period. Interest income on other interest-earning assets decreased by $123,000, or 17.5%, due primarily to a decrease in the average yield, to 2.63% in the 2003 period.

Interest expense on deposits totaled $4.2 million for the three months ended June 30, 2003, a decrease of $1.8 million, or 30.0%, compared to the same quarter in 2002, due primarily to a 98 basis point decrease in the average cost of deposits, to 2.52% in the current quarter, and a $19.1 million, or 2.8%, decrease in average deposits outstanding. Interest expense on borrowings totaled $3.8 million for the three months ended June 30, 2003, an increase of $25,000, or .7%, over the same 2002 three-month period. The increase resulted primarily from a $15.1 million, or 5.8%, increase in the average balance outstanding year to year, partially offset by a 28 basis point decrease in the average cost to 5.60%. Decreases in the level of average yields on interest-earning assets and average costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $1.4 million, or 18.7%, to a total of $6.0 million for the three months ended June 30, 2003. The interest rate spread decreased to approximately 2.06% at June 30, 2003, from 2.50% at June 30, 2002, while the net interest margin decreased to approximately 2.34% for the three months ended June 30, 2003, compared to 2.86% for the 2002 period.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $255,000 for the three months ended June 30, 2003, an increase of $48,000, or 23.2%, over the comparable period in 2002. The current period provision was predicated primarily on the increased percentage of loans secured by commercial real estate within the loan portfolio, the level of charge-offs recorded during the period and the increase in the level of classified loans. Management believes all classified loans are adequately collateralized, however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2003 and 2002


Comparison of Results of Operations for the Three Months Ended June 30, 2003 and
--------------------------------------------------------------------------------
2002 (continued)
----

Other Income
------------

Other income totaled $3.3 million for the three months ended June 30, 2003, an increase of $1.2 million, or 59.1%, over the comparable 2002 period. The increase in other income was primarily attributable to an $891,000 increase in gain on sale of loans and a $377,000, or 48.8%, increase in late charges, rent and other. The increase in gain on sale of loans was due primarily to the $93.6 million, or 89.8%, increase in sales volume, as Advantage continued to sell fixed-rate loans originated in the low interest rate environment. The increase in late charges, rent and other was due primarily to an increase in title premiums and other fees on loans, an increase in ATM fees and proceeds of $175,000 from a life insurance policy due to the death of an officer of the Bank.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $5.9 million for the three months ended June 30, 2003, an increase of $287,000, or 5.2%, over the comparable period in 2002. The increase in general, administrative and other expense was due primarily to a $345,000, or 10.8%, increase in employee compensation and benefits, an increase of $132,000, or 55.0%, in data processing expense and an increase of $30,000 or 3.4%, in occupancy and equipment, which were partially offset by a $110,000, or 37.0%, decrease in advertising and a $122,000, or 8.8%, decrease in other operating costs. The increase in employee compensation and benefits was due primarily to an increase in incentive compensation and 401(k) plan costs, as well as normal merit increases. The increase in data processing expense was primarily due to costs associated with special processing services and an increase in the cost of the annual contract with the Bank's data processing provider. The increase in occupancy and equipment was due primarily to an increase in office repairs and maintenance expenses, as well as costs associated with the new Dover office location. The decrease in advertising was primarily due to cost savings realized from implementation of a plan to centralize advertising contracts purchased, and the decrease in other operating costs was due primarily to a decrease in long distance telephone costs following a change in service providers and a decrease in FHLB charges due to use of bonds as pledged collateral versus letters of credit.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $950,000 for the three months ended June 30, 2003, a decrease of $228,000, or 19.4%, compared to the three months ended June 30, 2002. This decrease was primarily attributable to a $470,000, or 12.9%, decrease in pre-tax earnings and the effect of a non-taxable redemption of a life insurance policy. The Corporation's effective tax rates amounted to 29.9% and 32.3% for the three-month periods ended June 30, 2003 and 2002, respectively.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2003 and 2002


ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

There has been no material change in the Corporation's market risk since the Corporation's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

ITEM 4:  Controls and Procedures
         -----------------------

The Corporation's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

There were no significant changes in the Corporation's internal controls or in other factors that materially affected, or are reasonably likely to materially affect, these controls.

                           Camco Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings
         -----------------

         Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         None

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not applicable

ITEM 5.  Other Information
         -----------------

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

              31.1 Written Statement of Chief Executive Officer furnished Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

              31.2 Written Statement of Chief Financial Officer furnished Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

              32.1 Written Statement of Chief Executive Officer furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

              32.2 Written Statement of Chief Financial Officer furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350


             (b)    Reports on Form 8-K:       On April 25, 2003, a Form 8-K
                                               was filed to report earnings for
                                               the quarter ended March 31, 2003.

                                               On May 27, 2003, a Form 8-K was
                                               filed to report quarterly cash
                                               dividend and announce a 5% stock
                                               repurchase.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 11, 2003       By:  /s/ Richard C. Baylor
     --------------------          --------------------------------------------
                                      Richard C. Baylor
                                      Chief Executive Officer

Date:    August 11, 2003       By:  /s/ Mark A. Severson
     --------------------          --------------------------------------------
                                      Mark A. Severson
                                      Chief Financial Officer