Form 10-Q
period 2003-09-30
CAMCO FINANCIAL CORP
filed 2003-11-14
CIK 16614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2003
                               -------------------------------------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 0-25196

                           CAMCO FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    51-0110823
 ----------------------------------      ---------------------------------------
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

Yes [X]  No [ ]

As of November 12, 2003, the latest practicable date, 7,380,387 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.

                           Camco Financial Corporation

                                      INDEX


                                                                           Page
                                                                           ----
PART I   -        FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition              3

                  Consolidated Statements of Earnings                         4

                  Consolidated Statements of Comprehensive Income             5

                  Consolidated Statements of Cash Flows                       6

                  Notes to Consolidated Financial Statements                  8

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                 15

                  Quantitative and Qualitative Disclosures about
                  Market Risk                                                21

                  Controls and Procedures                                    21


PART II -         OTHER INFORMATION                                          22

SIGNATURES                                                                   23

                           CAMCO FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                        SEPTEMBER 30,     DECEMBER 31,
         ASSETS                                                                                  2003             2002

Cash and due from banks                                                                 $      27,662    $      20,215
Interest-bearing deposits in other financial institutions                                      17,428           36,807
                                                                                        -------------    -------------
         Cash and cash equivalents                                                             45,090           57,022

Investment securities available for sale - at market                                           32,295           38,789
Investment securities held to maturity - at cost, approximate market value of $2,213 and $5,501 as of September 30, 2003 and December 31,
  2002, respectively                                                                            2,131            5,368
Mortgage-backed securities available for sale - at market                                      88,571           97,332
Mortgage-backed securities held to maturity - at cost, approximate market value of $9,169 and $20,634 as of September 30, 2003 and December 31,
  2002, respectively                                                                            9,072           20,000
Loans held for sale - at lower of cost or market                                                7,934           55,493
Loans receivable - net                                                                        792,864          741,465
Office premises and equipment - net                                                            13,741           14,492
Real estate acquired through foreclosure                                                        1,251            1,589
Federal Home Loan Bank stock - at cost                                                         24,250           23,539
Accrued interest receivable                                                                     4,436            4,922
Prepaid expenses and other assets                                                               1,870            2,130
Cash surrender value of life insurance                                                         17,547           17,372
Goodwill - net of accumulated amortization                                                      2,953            2,953
Prepaid federal income taxes                                                                      701              774
                                                                                        -------------    -------------

         Total assets                                                                   $   1,044,706    $   1,083,240
                                                                                        =============    =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                $     661,520    $     694,072
Advances from the Federal Home Loan Bank                                                      277,794          276,276
Advances by borrowers for taxes and insurance                                                   2,580            3,509
Accounts payable and accrued liabilities                                                        4,475            4,298
Dividends payable                                                                               1,070            1,046
Deferred federal income taxes                                                                   3,517            5,438
                                                                                        -------------    -------------
         Total liabilities                                                                    950,956          984,639

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares; no shares outstanding                 --               --
  Common stock - $1 par value; authorized 14,900,000 shares; 8,420,260 and
    8,311,145 shares issued at September 30, 2003 and December 31, 2002, respectively           8,420            8,311
  Additional paid-in capital                                                                   55,034           54,063
  Retained earnings - substantially restricted                                                 45,597           42,497
  Accumulated other comprehensive income - unrealized gains on securities
    designated as available for sale, net of related tax effects                                   98            2,098
  Less 1,042,523 and 622,260 shares of treasury stock at September 30, 2003 and
    December 31, 2002, respectively - at cost                                                 (15,399)          (8,368)
                                                                                        -------------    -------------
         Total stockholders' equity                                                            93,750           98,601
                                                                                        -------------    -------------

         Total liabilities and stockholders' equity                                     $   1,044,706    $   1,083,240
                                                                                        =============    =============

                           CAMCO FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)


                                                                            NINE MONTHS ENDED        THREE MONTHS ENDED
                                                                              SEPTEMBER 30,             SEPTEMBER 30,
                                                                           2003           2002           2003           2002
Interest income
  Loans                                                             $    36,497    $    44,047    $    11,795    $    13,868
  Mortgage-backed securities                                              2,775          3,295            736          1,489
  Investment securities                                                   1,016            929            305            438
  Interest-bearing deposits and other                                     1,665          2,118            506            666
                                                                    -----------    -----------    -----------    -----------
         Total interest income                                           41,953         50,389         13,342         16,461

Interest expense
  Deposits                                                               12,460         18,008          3,827          5,544
  Borrowings                                                             11,495         11,511          3,828          3,984
                                                                    -----------    -----------    -----------    -----------
         Total interest expense                                          23,955         29,519          7,655          9,528
                                                                    -----------    -----------    -----------    -----------

         Net interest income                                             17,998         20,870          5,687          6,933

Provision for losses on loans                                               930            752            255            338
                                                                    -----------    -----------    -----------    -----------

         Net interest income after provision
           for losses on loans                                           17,068         20,118          5,432          6,595

Other income
  Late charges, rent and other                                            2,942          2,368            944            901
  Loan servicing fees                                                     1,225          1,157            412            401
  Service charges and other fees on deposits                                878            718            309            276
  Gain on sale of loans                                                   3,257          1,667            547            847
  Valuation of mortgage servicing rights - net                              188          1,000           (402)           260
  Gain on sale of investment and mortgage-backed securities                 716             27            531             --
  Gain (loss) on sale of real estate acquired through foreclosure            20            104             82             (1)
                                                                    -----------    -----------    -----------    -----------
         Total other income                                               9,226          7,041          2,423          2,684

General, administrative and other expense
  Employee compensation and benefits                                      8,178          7,767          2,461          2,712
  Occupancy and equipment                                                 2,792          2,555            936            857
  Data processing                                                           993            937            318            378
  Advertising                                                               554            605            190            123
  Franchise taxes                                                           959            612            362            326
  Other operating                                                         3,714          3,907          1,284          1,163
  Restructuring charges (credits)                                            --           (112)            --             --
                                                                    -----------    -----------    -----------    -----------

         Total general, administrative and other expense                 17,190         16,271          5,551          5,559
                                                                    -----------    -----------    -----------    -----------

         Earnings before federal income taxes                             9,104         10,888          2,304          3,720

Federal income taxes
  Current                                                                 3,726          2,001            850           (764)
  Deferred                                                                 (890)         1,512           (132)         1,954
                                                                    -----------    -----------    -----------    -----------
         Total federal income taxes                                       2,836          3,513            718          1,190
                                                                    -----------    -----------    -----------    -----------

         NET EARNINGS                                               $     6,268    $     7,375    $     1,586    $     2,530
                                                                    ===========    ===========    ===========    ===========

         EARNINGS PER SHARE
           Basic                                                    $      0.83    $      0.93    $      0.21    $      0.32
                                                                    ===========    ===========    ===========    ===========

           Diluted                                                  $      0.82    $      0.92    $      0.21    $      0.32
                                                                    ===========    ===========    ===========    ===========

                           CAMCO FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                        NINE MONTHS ENDED            THREE MONTHS ENDED
                                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                                        2003            2002            2003            2002

Net earnings                                                    $      6,268    $      7,375    $      1,586    $      2,530

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) during the period, net of related taxes (benefits) of $(787), $817, $(556) and $435
    for the nine and three months ended  September 30,
    2003 and 2002, respectively                                       (1,527)          1,586          (1,080)            845

  Reclassification adjustment for realized gains included in net earnings, net of taxes of $243, $9 and $181 for the
    respective periods                                                  (473)            (18)           (350)             --
                                                                ------------    ------------    ------------    ------------
Comprehensive income                                            $      4,268    $      8,943    $        156    $      3,375
                                                                ============    ============    ============    ============

Accumulated comprehensive income                                $         98    $      1,675    $         98    $      1,675
                                                                ============    ============    ============    ============

                           CAMCO FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                 (In thousands)



                                                                                              2003            2002
Cash flows from operating activities:
  Net earnings for the period                                                         $      6,268    $      7,375
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                            (352)           (504)
    Amortization of premiums and discounts on investment
      and mortgage-backed securities - net                                                   1,977             317
    Amortization of purchase accounting adjustments - net                                       66             189
    Depreciation and amortization                                                            1,354             989
    Provision for losses on loans                                                              930             752
    Gain on sale of real estate acquired through foreclosure                                   (20)           (104)
    Federal Home Loan Bank stock dividends                                                    (711)           (794)
    Gain on sale of investment and mortgage-backed securities                                 (716)            (27)
    Gain on sale of loans                                                                   (3,257)         (1,667)
    Loans originated for sale in the secondary market                                     (205,600)       (142,001)
    Proceeds from sale of loans in the secondary market                                    256,416         140,129
    Gain on sale of premises and equipment                                                      (2)             --
    Increase (decrease) in cash due to changes in:
        Accrued interest receivable                                                            486             298
        Prepaid expenses and other assets                                                      260           2,528
        Accrued interest and other liabilities                                                 177          (6,350)
        Federal income taxes:
          Current                                                                               73             137
          Deferred                                                                            (890)          1,512
                                                                                      ------------    ------------
         Net cash provided by operating activities                                          56,459           2,779

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities                                         17,191          21,567
  Proceeds from sale of investment securities designated as available for sale               2,043              44
  Proceeds from sale of mortgage-backed securities designated as available for sale         54,135              --
  Purchase of investment securities designated as held to maturity                              --          (1,048)
  Purchase of investment securities designated as available for sale                       (10,341)        (55,864)
  Purchase of mortgage-backed securities designated as available for sale                 (112,989)       (108,411)
  Purchase of mortgage-backed securities designated as held to maturity                       (270)             --
  Purchase of loans                                                                         (9,954)         (2,125)
  Loan disbursements                                                                      (295,714)       (197,883)
  Principal repayments on loans                                                            250,816         271,943
  Principal repayments on mortgage-backed securities                                        75,351          16,525
  Purchase of office premises and equipment                                                   (610)           (876)
  Proceeds from sales of real estate acquired through foreclosure                            3,206           1,795
  Additions to real estate acquired through foreclosure                                         --             (21)
  Purchase of cash surrender value of life insurance                                            --            (825)
  Proceeds from sale of office premises and equipment                                            9              --
  Proceeds from redemption of life insurance                                                   422              --
  Net increase in cash surrender value of life insurance                                      (597)           (604)
                                                                                      ------------    ------------
         Net cash used in investing activities                                             (27,302)        (55,783)
                                                                                      ------------    ------------

         Net cash provided by (used in) operating and investing activities
           (subtotal carried forward)                                                       29,157         (53,004)
                                                                                      ------------    ------------

                           CAMCO FINANCIAL CORPORATION

                     For the nine months ended September 30,
                                 (In thousands)



                                                                                        2003            2002
         Net cash provided by (used in) operating and investing activities
           (subtotal brought forward)                                           $     29,157    $    (53,004)

Cash flows provided by (used in) financing activities:
  Net decrease in deposits                                                           (32,552)        (26,857)
  Proceeds from Federal Home Loan Bank advances                                       44,500          68,500
  Repayment of Federal Home Loan Bank advances                                       (43,013)        (45,293)
  Dividends paid on common stock                                                      (3,144)         (2,993)
  Purchase of treasury stock                                                          (7,031)         (4,478)
  Proceeds from exercise of stock options                                              1,080           1,593
  Advances by borrowers for taxes and insurance                                         (929)         (1,249)
                                                                                ------------    ------------
         Net cash used in financing activities                                       (41,089)        (10,777)
                                                                                ------------    ------------

Net decrease in cash and cash equivalents                                            (11,932)        (63,781)

Cash and cash equivalents at beginning of period                                      57,022         104,964
                                                                                ------------    ------------

Cash and cash equivalents at end of period                                      $     45,090    $     41,183
                                                                                ============    ============


Supplemental disclosure of cash flow information: Cash paid during the period for:
    Interest on deposits and borrowings                                         $     22,704    $     28,200
                                                                                ============    ============

    Income taxes                                                                $      3,493    $      1,903
                                                                                ============    ============

Supplemental disclosure of noncash investing activities:
  Transfers from mortgage loans to real estate acquired
    through foreclosure                                                         $      2,848    $      1,168
                                                                                ============    ============

  Unrealized gains (losses) on securities designated as available for sale      $     (2,000)   $      1,568
                                                                                ============    ============

  Recognition of mortgage servicing rights in
    accordance with SFAS No. 140                                                $      3,132    $      1,634
                                                                                ============    ============

  Issuance of loans upon sale of real estate acquired through foreclosure       $      1,838    $        594
                                                                                ============    ============

  Dividends declared but unpaid                                                 $      1,070    $      1,051
                                                                                ============    ============

  Supplemental disclosure of noncash financing activities:
     Treasury shares received from settlement of Columbia Financial's
      Employee Stock Ownership Plan                                             $         --    $        639
                                                                                ============    ============

                           CAMCO FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the nine- and three-month periods ended September 30, 2003 and 2002


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation ("Camco" or the "Corporation") included in Camco's Annual Report on Form 10-K for the year ended December 31, 2002. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine and three month periods ended September 30, 2003, are not necessarily indicative of the results which may be expected for the entire year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Camco and two wholly-owned subsidiaries: Advantage Bank ("Advantage" or the "Bank") and Camco Title Insurance Agency, Inc., as well as a second tier subsidiary, Camco Mortgage Corporation.

3.       Critical Accounting Policies

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this quarterly report, are based upon Camco Financial's consolidated financial statements, which are prepared in accordance with US GAAP. The preparation of these financial statements requires Camco to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under US GAAP.

         Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of mortgage servicing assets and goodwill impairment. Actual results could differ from those estimates.

         ALLOWANCE FOR LOAN LOSSES

         The procedures for assessing the adequacy of the allowance for loan losses reflect our evaluation of credit risk after careful consideration of all information available to us. In developing this assessment, we must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

                           CAMCO FINANCIAL CORPORATION

     For the nine- and three-month periods ended September 30, 2003 and 2002

3.       Critical Accounting Policies (continued)

         ALLOWANCE FOR LOAN LOSSES (continued)

         The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay, and current economic and industry conditions. Also considered as part of that judgement is a review of the Bank's trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and economic factors.

         The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on management's current judgement about the credit quality of the loan portfolio. While the Corporation strives to reflect all known risk factors in its evaluations, judgment errors may occur.

         MORTGAGE SERVICING ASSETS

         To determine the fair value of its mortgage servicing rights ("MSRs") each reporting quarter, the Corporation transmits information to a third party provider, representing individual loan information in each pooling period accompanied by escrow amounts. The third party then evaluates the possible impairment of MSRs as described below.

         Servicing assets are recognized as separate assets when loans are sold with servicing retained. A pooling methodology to the servicing valuation, in which loans with similar characteristics are "pooled" together, is applied for valuation purposes. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, interest earned on float, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. The interest rate for float, which is supplied by management, takes into consideration the investment portfolio average yield as well as current short duration investment yields. Management believes this methodology provides a reasonable estimate. Mortgage loan prepayment speeds are calculated by the third party provider utilizing the Economic Outlook as published by the Office of Chief Economist of Freddie Mac in estimating prepayment speeds and provides a specific scenario with each evaluation. Based on the assumptions discussed, pre-tax projections are prepared for each pool of loans serviced. These earning figures approximate the cash flow that could be received from the servicing portfolio. Valuation results are presented quarterly to management. At that time, management reviews the information and the mortgage servicing asset is marked to lower of amortized cost or market for the current quarter.

                           CAMCO FINANCIAL CORPORATION

     For the nine- and three-month periods ended September 30, 2003 and 2002


3.       Critical Accounting Policies (continued)

         GOODWILL

         We have developed procedures to test goodwill for impairment on an annual basis using June financials. This testing procedure is outsourced to a third party that evaluates possible impairment based on the following:

         The test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying value including goodwill. The value is determined assuming a freely negotiated transaction between a willing buyer and a willing seller, neither being under any compulsion to buy or sell and both having reasonable knowledge of relevant facts. Accordingly, to derive the fair value of the reporting unit, the following common approaches to valuing business combination transactions involving financial institutions are utilized by a third party selected by Camco: (1) the comparable transactions approach - specifically based on earnings, book, assets and deposit premium multiples received in recent sales of comparable thrift franchises; and (2) the discounted cash flow ("DCF") approach. The application of the valuation techniques take into account the reporting unit's operating history, the current market environment and future prospects. As of the most recent quarter, the only reporting unit carrying goodwill is the Bank.

         If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and no second step is required. If not, a second test is required to measure the amount of goodwill impairment. The second test of the overall goodwill impairment compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. The impairment loss shall equal the excess of carrying value over fair value.

         After each testing period, the third party compiles a summary of the test that is then provided to the audit committee for review.

         SUMMARY

         Management believes the accounting estimates related to the allowance for loan losses, the capitalization, amortization, and valuations of mortgage servicing assets and the goodwill impairment test are "critical accounting estimates" because: (1) the estimates are highly susceptible to change from period to period because they require management to make assumptions concerning the changes in the types and volumes of the portfolios, rates of future prepayments, and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on Camco's assets reported on the balance sheet as well as its net earnings. Management has discussed the development and selection of these critical accounting estimates with the audit committee of the board of directors and the audit committee has reviewed Camco's disclosures relating to them in the quarterly Management's Discussion and Analysis.

                           CAMCO FINANCIAL CORPORATION

     For the nine- and three-month periods ended September 30, 2003 and 2002


4.       Earnings Per Share

         Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:


                                        FOR THE NINE MONTHS ENDED   FOR THE THREE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                              2003           2002           2003           2002
Weighted-average common shares
  outstanding (basic)                    7,537,944      7,947,311      7,417,459      7,897,051
Dilutive effect of assumed exercise
  of stock options                         130,045        107,509         82,721        111,444
                                      ------------   ------------   ------------   ------------
Weighted-average common shares
  outstanding (diluted)                  7,667,989      8,054,820      7,500,180      8,008,495
                                      ============   ============   ============   ============

         Options to purchase 7,088 and 65,441 shares of common stock with respective weighted-average exercise prices of $16.59 and $14.83 were outstanding at September 30, 2003 and 2002, respectively, but were excluded from the computation of common share equivalents for the nine and three month periods then ended, because the exercise prices were greater than the average market price of the common shares.

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

         The Corporation utilizes APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share for the nine- and three-month periods ended September 30, 2003 and 2002, would have been reported as the pro forma amounts indicated below:

                           CAMCO FINANCIAL CORPORATION

     For the nine- and three-month periods ended September 30, 2003 and 2002


5.       Stock Option Plans (continued)


                                                 NINE MONTHS ENDED               THREE MONTHS ENDED
                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                      2003          2002           2003           2002

Net earnings (In thousands)      As reported   $     6,268   $     7,375    $     1,586    $     2,530
        Stock-based compensation, net of tax           (15)           (3)            (5)            (1)
                                               -----------   -----------    -----------    -----------

                                   Pro-forma   $     6,253   $     7,372    $     1,581    $     2,529
                                               ===========   ===========    ===========    ===========
Earnings per share
  Basic                          As reported   $       .83   $       .93    $       .21    $       .32
        Stock-based compensation, net of tax            --            --             --             --
                                               -----------   -----------    -----------    -----------
                                   Pro-forma   $       .83   $       .93    $       .21    $       .32
                                               ===========   ===========    ===========    ===========

  Diluted                        As reported   $       .82   $       .92    $       .21    $       3.2
        Stock-based compensation, net of tax            --            --             --             --
                                               -----------   -----------    -----------    -----------
                                   Pro-forma   $       .82   $       .92    $       .21    $       .32
                                               ===========   ===========    ===========    ===========

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

         A summary of the status of the Corporation's stock option plans as of September 30, 2003 and December 31, 2002 and 2001, and changes during the periods ending on those dates is presented below:


                                            NINE MONTHS ENDED                                   YEAR ENDED
                                              SEPTEMBER 30,                                   DECEMBER 31,
                                                   2003                            2002                          2001
                                                          WEIGHTED-                      WEIGHTED-                      WEIGHTED-
                                                            AVERAGE                        AVERAGE                        AVERAGE
                                                           EXERCISE                       EXERCISE                       EXERCISE
                                             SHARES           PRICE         SHARES           PRICE         SHARES           PRICE

Outstanding at beginning of period          323,291    $       9.79        503,005    $      10.16        688,655    $      10.53
Granted                                      56,948           16.13          3,700           14.55          8,500           11.93
Exercised                                  (109,114)           7.96       (174,106)          10.84       (115,656)          10.91
Forfeited                                    (4,318)          13.75         (9,308)          11.91        (78,494)          12.50
                                       ------------    ------------   ------------    ------------   ------------    ------------
Outstanding at end of period                266,807    $      11.83        323,291    $       9.79        503,005    $      10.16
                                       ============    ============   ============    ============   ============    ============

Options exercisable at period-end           219,516    $       9.91        323,291    $       9.79        503,005    $      10.16
                                       ============    ============   ============    ============   ============    ============
Weighted-average fair value of
   options granted during the period                   $       2.60                   $       1.36                    $       1.37
                                                       ============                   ============                    ============

                           CAMCO FINANCIAL CORPORATION

     For the nine- and three-month periods ended September 30, 2003 and 2002


5.       Stock Option Plans (continued)

         The following information applies to options outstanding at September 30, 2003:


         Number outstanding                                          141,302
         Range of exercise prices                              $7.40 - $9.79
         Number outstanding                                          125,505
         Range of exercise prices                             $11.36 - 16.59
         Weighted-average exercise price                              $11.83
         Weighted-average remaining contractual life               6.0 years

6.       Effects of Recent Accounting Pronouncements

         In September 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management adopted SFAS No. 146 effective January 1, 2003, without material effect on the Corporation's financial condition or results of operations.

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

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees Camco issues or modifies subsequent to December 31, 2002. Camco had no letters of credit outstanding at September 30, 2003.

                           CAMCO FINANCIAL CORPORATION

     For the nine- and three-month periods ended September 30, 2003 and 2002

6.       Effects of Recent Accounting Pronouncements (continued)

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Corporation has no variable interest entities. Management adopted FIN 46 effective July 1, 2003, without material effect on Camco's financial condition or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which clarifies certain implementation issues raised by constituents and amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to include the conclusions reached by the FASB on certain FASB Staff Implementation Issues that, while inconsistent with Statement 133's conclusions, were considered by the Board to be preferable; amends SFAS No. 133's discussion of financial guarantee contracts and the application of the shortcut method to an interest-rate swap agreement that includes an embedded option and amends other pronouncements.

         The guidance in Statement 149 is effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date. Management adopted SFAS No. 149 effective July 1, 2003, as required, without material effect on the Corporation's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 requires an issuer to classify certain financial instruments as liabilities, including mandatorily redeemable preferred and common stocks.

         SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 as to the Corporation). The effect of adopting SFAS No. 150 must be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. Management adopted SFAS No. 150 effective July 1, 2003, as required, without material effect on the Corporation's financial condition or results of operations.

7.       Forward Looking Statements

         Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to Camco or its management are intended to identify such forward looking statements. Camco's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the nine- and three-month periods ended September 30, 2003 and 2002


Discussion of Financial Condition Changes from December 31, 2002 to September 30, 2003

At September 30, 2003, Camco's consolidated assets totaled $1.045 billion, a decrease of $38.5 million, or 3.6%, from the December 31, 2002 total. The decrease in total assets was comprised primarily of decreases in loans held for sale and investment and mortgage-backed securities, which were partially offset by an increase in loans receivable.

Cash and interest-bearing deposits in other financial institutions totaled $45.1 million at September 30, 2003, a decrease of $11.9 million, or 20.9%, from December 31, 2002 levels. Investment securities totaled $34.4 million at September 30, 2003, a decrease of $9.7 million, or 22.0%, from the total at December 31, 2002. Investment securities purchases, which were comprised primarily of $10.3 million of intermediate-term callable U.S. Government agency obligations with an average yield of 2.95%, were offset by $17.2 million of maturities and sales of $2.0 million.

Mortgage-backed securities totaled $97.6 million at September 30, 2003, a decrease of $19.7 million, or 16.8%, from December 31, 2002. Mortgage-backed securities purchases totaled $113.3 million, while principal repayments totaled $75.4 million and sales totaled $54.1 million during the nine-month period ended September 30, 2003. Purchases of mortgage-backed securities during the period were comprised primarily of short duration mortgage-backed securities and collateralized mortgage obligations yielding 3.41%, which were classified as available for sale.

Loans receivable, including loans held for sale, totaled $800.8 million at September 30, 2003, an increase of $3.8 million, or .5%, from December 31, 2002. The increase resulted primarily from loan disbursements and purchases totaling $511.3 million, which were partially offset by principal repayments of $250.8 million and loan sales of $253.2 million. The volume of loans originated and purchased during the first nine months of 2003 was greater than that of the comparable 2002 period by $169.3 million, or 49.5%, while the volume of loan sales increased by $114.7 million year to year. As interest rates in the economy have begun to rise, consumer preference is moving towards adjustable-rate mortgage loans to fund home purchases. Camco has typically held adjustable-rate mortgage loans in its portfolio as part of its strategy to maintain its asset-sensitive interest-rate risk position. Loan originations during the nine-month period ended September 30, 2003, were comprised primarily of $392.8 million of loans secured by one- to four-family residential real estate, $72.0 million in consumer and other loans and $46.5 million in loans secured by commercial real estate. Management will continue to expand its consumer and commercial real estate lending in future periods as a means of increasing the yield on its loan portfolio.

The allowance for loan losses totaled $5.3 million and $5.5 million at September 30, 2003 and December 31, 2002, respectively, representing 43.4% and 40.3% of nonperforming loans, respectively, at those dates. Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $12.3 million and $13.6 million at September 30, 2003 and December 31, 2002, respectively, constituting 1.53% and 1.71% of total net loans, including loans held for sale, at those dates. At September 30, 2003, nonperforming loans were comprised of $10.5 million in one- to four-family residential real estate loans, $1.3 million in commercial real estate loans and $467,000 of consumer loans. Management believes all nonperforming loans are adequately collateralized and no loss is expected over and above allocated reserves on such loans. Loans delinquent greater than 30 days but less than 90 days totaled $8.6 million at September 30, 2003, compared to $10.5 million at December 31, 2002, a decrease of $1.9 million, or 18.1%. Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances at September 30, 2003, there can be no assurance that increased provisions will not be necessary in future periods, which could adversely affect Camco's results of operations.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine- and three-month periods ended September 30, 2003 and 2002


Discussion of Financial Condition Changes from December 31, 2002 to September 30, 2003 (continued)

Deposits totaled $661.5 million at September 30, 2003, a decrease of $32.6 million, or 4.7%, from the total at December 31, 2002. The decrease in deposits was due to withdrawal of maturing public funds totaling approximately $12.5 million, coupled with management's decision to not aggressively compete to renew matured higher rate certificates of deposit.

Stockholders' equity totaled $93.8 million at September 30, 2003, a decrease of $4.9 million, or 4.9%, from December 31, 2002. The decrease resulted primarily from dividends of $3.2 million, purchases of treasury shares totaling $7.0 million and a $2.0 million decrease in the unrealized gains on available for sale securities, which were partially offset by net earnings of $6.3 million and proceeds from the exercise of stock options of $1.1 million. The increase in treasury shares represented purchases under the 5% stock repurchase plan that was announced in October 2002.

Advantage is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2003, the Bank's regulatory capital exceeded all regulatory capital requirements.

Comparison of Results of Operations for the Nine Months Ended September 30, 2003 and 2002

General

Camco's net earnings for the nine months ended September 30, 2003 totaled $6.3 million, a decrease of $1.1 million, or 15.0%, from the $7.4 million of net earnings reported in the comparable 2002 period. The decrease in earnings was primarily attributable to a decrease of $2.9 million in net interest income, an increase in the provision for losses on loans of $178,000 and an increase in general, administrative and other expense of $919,000, which were partially offset by an increase in other income of $2.2 million and a decrease in federal income tax expense of $677,000.

Net Interest Income

Total interest income amounted to $42.0 million for the nine months ended September 30, 2003, a decrease of $8.4 million, or 16.7%, compared to the nine-month period ended September 30, 2002, generally reflecting the effects of a decrease in yield on total interest-earning assets of 101 basis points, from 6.51% in the 2002 period to 5.50% in the 2003 period, coupled with a $14.1 million, or 1.4%, decrease in the average balance of interest-earning assets outstanding year to year.

Interest income on loans totaled $36.5 million for the nine months ended September 30, 2003, a decrease of $7.6 million, or 17.1%, from the comparable 2002 period. The decrease resulted primarily from a $44.4 million, or 5.4%, decrease in the average balance outstanding and an 89 basis point decrease in the average yield, to 6.29% in the 2003 period. Interest income on mortgage-backed securities totaled $2.8 million for the nine months ended September 30, 2003, a $520,000, or 15.8%, decrease year to year. The decrease was due primarily to a 165 basis point decrease in the average yield, to 3.06% in the 2003 period, which was partially offset by a $27.8 million, or 29.8%, increase in the average balance outstanding. Interest income on investment securities increased by $87,000, or 9.4%, due primarily to an $8.4 million increase in the average balance outstanding, which was partially offset by a decline in the average yield, to 3.36% in the 2003 period. Interest income on other interest-earning assets decreased by $453,000, or 21.4%, due primarily to a decrease in the average yield, to 2.69% in the 2003 period, coupled with a decrease of $6.0 million, or 6.8%, in the average balance outstanding year to year.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine- and three-month periods ended September 30, 2003 and 2002

Comparison of Results of Operations for the Nine Months Ended September 30, 2003 and 2002 (continued)

Net Interest Income (continued)

Interest expense on deposits totaled $12.5 million for the nine months ended September 30, 2003, a decrease of $5.5 million, or 30.8%, compared to the 2002 period, due primarily to a 97 basis point decrease in the average cost of deposits, to 2.53% in the 2003 period, and a $31.0 million, or 4.5%, decrease in the average balance of deposits outstanding year to year. Interest expense on borrowings totaled $11.5 million for the nine months ended September 30, 2003, a decrease of $16,000, or .1%, from the 2002 nine-month period. The decrease resulted primarily from a 31 basis point decrease in the average cost of borrowings to 5.56% in the 2003 period, which was partially offset by a $14.2 million, or 5.4%, increase in the average balance outstanding year to year. Decreases in the level of average yields on interest-earning assets and average costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $2.9 million, or 13.8%, to a total of $18.0 million for the nine months ended September 30, 2003. The interest rate spread decreased to approximately 2.07% at September 30, 2003, from 2.36% at September 30, 2002, while the net interest margin decreased to approximately 2.36% for the nine months ended September 30, 2003, compared to 2.70% for the 2002 period.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $930,000 for the nine months ended September 30, 2003, an increase of $178,000, or 23.7%, over the comparable period in 2002. The current period provision was predicated primarily on an increase in the loan portfolio, including the increased percentage of loans secured by commercial real estate within the loan portfolio and an increase in the level of loans charged-off year to year. Management believes all classified loans are adequately collateralized, however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future.

Other Income

Other income totaled $9.2 million for the nine months ended September 30, 2003, an increase of $2.2 million, or 31.0%, over the comparable 2002 period. The increase in other income was primarily attributable to a $1.6 million increase in the gain on sale of loans, a $574,000, or 24.2%, increase in late charges, rent and other and a $689,000 increase in gain on sale of investment and mortgage-backed securities, which were partially offset by an $812,000, or 81.2%, decrease in income from mortgage servicing rights. Management anticipates less gain on sale of investment and mortgage-backed securities in the forseeable future due to rising rate environment and projected liquidity needs. The increase in the gain on sale of loans was due to the $114.7 million, or 82.8%, increase in sales volume, as Advantage continued to sell fixed-rate loans originated in the low interest rate environment that prevailed through much of the nine month period ended September 30, 2003. As interest rates increase management expects the volume of loans sold into the secondary market to decrease. If this occurs the gain on sale of loans would decrease. The increase in late charges, rent and other was due primarily to an increase in title premiums and other fees on loans and proceeds of $175,000 from a life insurance policy due to the death of an officer of the Bank. The decrease in mortgage servicing rights was comprised of increases in amortization totaling $1.5 million and impairment charges of $782,000, partially offset by an increase in new servicing rights recognized of $1.5 million year to year.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine- and three-month periods ended September 30, 2003 and 2002


Comparison of Results of Operations for the Nine Months Ended September 30, 2003 and 2002 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $17.2 million for the nine months ended September 30, 2003, an increase of $919,000, or 5.6%, over the comparable period in 2002. The increase in general, administrative and other expense was due primarily to a $411,000, or 5.3%, increase in employee compensation and benefits, an increase of $347,000 in franchise taxes and an increase of $237,000, or 9.3%, in occupancy and equipment and the absence of $112,000 related to the reversal of the restructuring charge recognized in 2001, which were partially offset by a $193,000, or 4.9%, decrease in other operating costs and a $51,000, or 8.4%, decrease in advertising. The increase in employee compensation and benefits was due primarily to an increase in incentive compensation and 401(k) plan costs, as well as normal merit increases, which were partially offset by an increase in deferred loan origination costs related to the increase in loan volume year to year. The increase in franchise tax expense reflects the effects of refund claims recorded in 2002. The increase in occupancy and equipment was due primarily to an increase in office repairs and maintenance expenses, as well as costs associated with the new Dover office location. The decrease in other operating costs was due primarily to a decrease in long distance telephone costs following a change in service providers, a decrease in FHLB charges due to use of bonds as pledged collateral versus letters of credit and decreases in legal, accounting and other professional services. The decrease in advertising was due primarily to cost savings realized from implementation of a plan to centralize the purchase of advertising contracts.

Federal Income Taxes

The provision for federal income taxes totaled $2.8 million for the nine months ended September 30, 2003, a decrease of $677,000, or 19.3%, compared to the nine months ended September 30, 2002. This decrease was primarily attributable to a $1.8 million, or 16.4%, decrease in pre-tax earnings and the non-taxable redemption of a life insurance policy. The Corporation's effective tax rates amounted to 31.2% and 32.3% for the nine-month periods ended September 30, 2003 and 2002, respectively.

Comparison of Results of Operations for the Three Months Ended September 30, 2003 and 2002

General

Camco's net earnings for the three months ended September 30, 2003 totaled $1.6 million, a decrease of $944,000, or 37.3%, from the $2.5 million of net earnings reported in the comparable 2002 period. The decrease in earnings was primarily attributable to a decrease of $1.2 million in net interest income and a decrease in other income of $261,000, which were partially offset by a decrease in the provision for losses on loans of $83,000, a decrease in general, administrative and other expense of $8,000 and a decrease in federal income tax expense of $472,000.

Net Interest Income

Total interest income amounted to $13.3 million for the three months ended September 30, 2003, a decrease of $3.1 million, or 18.9%, compared to the three-month period ended September 30, 2002, generally reflecting the effects of a decrease in yield on total interest-earning assets of 100 basis points, from 6.31% in the 2002 period to 5.31% and a $37.9 million, or 3.6%, decrease in the average balance of interest-earning assets outstanding year to year.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine- and three-month periods ended September 30, 2003 and 2002

Comparison of Results of Operations for the Three Months Ended September 30, 2003 and 2002 (continued)

Net Interest Income (continued)

Interest income on loans totaled $11.8 million for the three months ended September 30, 2003, a decrease of $2.1 million, or 14.9%, from the comparable 2002 period. The decrease resulted primarily from a $10.2 million, or 1.3%, decrease in the average balance outstanding and a 97 basis point decrease in the average yield, to 6.02% in the 2003 period. Interest income on mortgage-backed securities totaled $736,000 for the three months ended September 30, 2003, a $753,000, or 50.6%, decrease from the 2002 quarter. The decrease was due primarily to a 221 basis point decrease in the average yield, to 2.40% for the 2003 period, coupled with a $6.5 million, or 5.0%, decrease in the average balance outstanding in the 2003 period. Interest income on investment securities decreased by $133,000, or 30.4%, due primarily to an $11.8 million decrease in the average balance outstanding, coupled with a 31 basis point decrease in the average yield, to 3.21% in the 2003 period. Interest income on other interest-earning assets decreased by $160,000, or 24.0%, due primarily to a decrease in the average yield, to 3.33% in the 2003 period as compared to 3.80% for the three months ended September 30, 2002, coupled with a decrease in the average balance outstanding of $9.3 million, or 13.3%.

Interest expense on deposits totaled $3.8 million for the three months ended September 30, 2003, a decrease of $1.7 million, or 31.0%, compared to the same quarter in 2002, due primarily to an 89 basis point decrease in the average cost of deposits, to 2.37% in the current quarter, and a $35.7 million, or 5.29%, decrease in average deposits outstanding. Interest expense on borrowings totaled $3.8 million for the three months ended September 30, 2003, a decrease of $156,000, or 3.9%, from the same 2002 three-month period. The decrease resulted primarily from a 25 basis point decrease in the average cost of borrowings to 5.53%, partially offset by a $1.3 million, or .5%, increase in the average balance outstanding year to year. Decreases in the level of average yields on interest-earning assets and average costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $1.2 million, or 18.0%, to a total of $5.7 million for the three months ended September 30, 2003. The interest rate spread decreased to approximately 1.99% at September 30, 2003, from 2.33% at September 30, 2002, while the net interest margin decreased to approximately 2.26% for the three months ended September 30, 2003, compared to 2.66% for the 2002 period.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $255,000 for the three months ended September 30, 2003, a decrease of $83,000, or 24.6%, from the comparable period in 2002. The decrease in the current period provision compared to the 2002 period was predicated primarily on a decrease in the level of classified loans year to year. Management believes all classified loans are adequately collateralized, however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine- and three-month periods ended September 30, 2003 and 2002


Comparison of Results of Operations for the Three Months Ended September 30, 2003 and 2002 (continued)

Other Income

Other income totaled $2.4 million for the three months ended September 30, 2003, a decrease of $261,000, or 9.7%, from the comparable 2002 period. The decrease in other income was primarily attributable to a $662,000 decrease in the valuation of mortgage servicing rights and a $300,000 decrease in gain on sale of loans, partially offset by a $531,000 gain on sale of investment and mortgage-backed securities and an increase of $43,000, or 4.8%, in late charges, rent and other. The decrease in mortgage servicing rights was attributable to an increase in amortization of mortgage servicing rights due to the high level of prepayments on the portfolio of loans serviced. The decrease in gain on sale of loans was due primarily to the $3.7 million, or 7.1%, decrease in sales volume. After several quarters of contraction in our owned loan portfolio due to heavy refinancing activity, we are beginning to see growth, due to a shift from selling long-term, fixed-rate home loans into the secondary market to origination of rate-sensitive loans for our portfolio. The increase in late charges, rent and other was due primarily to an increase in title premiums and other fees on loans and an increase in ATM fees.

General, Administrative and Other Expense

General, administrative and other expense totaled $5.6 million for the three months ended September 30, 2003, a decrease of $8,000, or .1%, from the comparable period in 2002. The decrease in general, administrative and other expense was due primarily to a $251,000, or 9.3%, decrease in employee compensation and benefits and a decrease of $60,000, or 15.9%, in data processing expense, which were partially offset by an increase of $79,000 or 9.2%, in occupancy and equipment and a $121,000, or 10.4%, increase in other operating costs. The decrease in employee compensation and benefits was due primarily to an increase in deferred loan origination costs related to the increase in loan volume. The decrease in data processing expense was primarily due to the 2002 expenses related to the consolidation of Columbia Federal Savings Bank's data processing into Advantage's system. The increase in occupancy and equipment was due primarily to an increase in office repairs and maintenance expenses, as well as costs associated with the new Dover office location and the amortization of new software products. The increase in other operating costs was due primarily to an increase in customer checks and ATM cards, as well as stationery and other office supplies resulting from the centralization of operations following the charter consolidation, including changing all previous individual bank division names to Advantage Bank.

Federal Income Taxes

The provision for federal income taxes totaled $718,000 for the three months ended September 30, 2003, a decrease of $472,000, or 39.7%, compared to the three months ended September 30, 2002. This decrease was primarily attributable to a $1.4 million, or 38.1%, decrease in pre-tax earnings. The Corporation's effective tax rates amounted to 31.2% and 32.0% for the three-month periods ended September 30, 2003 and 2002, respectively.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine- and three-month periods ended September 30, 2003 and 2002


ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Corporation's market risk since the Corporation's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.


ITEM 4: Controls and Procedures

Management refines the Corporation's internal controls on an ongoing basis with a view towards continuous improvement. In this regard, during the third quarter of 2003, management became aware of certain deficiencies and weaknesses in the Corporation's internal controls relating to:

         o        The designation and recordation of loans held for sale; and
         o        The recordation of deferred loan origination fees and costs.

To address the deficiencies and weaknesses identified, management is taking the following corrective actions with respect to internal controls:

         o More clearly documenting the Corporation's internally established exposure limitations for loans held for sale and enhancing the monitoring process to ensure compliance with those limits.

         o Requiring the generation of a monthly summary of loan originations and related deferred fees and costs to insure completeness of future financial information in the Corporation's financial statements.

The Corporation's independent auditors have advised the Audit Committee that these internal control deficiencies constitute material weaknesses and significant deficiencies as defined in the auditing literature. The Corporation's independent auditors concurred with the corrective actions taken by management as described above.

The Corporation's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rule 13a-14(c) and 15d-14 (c) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon that evaluation and the corrective actions discussed above, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

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

                 3                Bylaws, as amended

              31.1 Written Statement of Chief Executive Officer furnished Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

              31.2 Written Statement of Chief Financial Officer furnished Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

              32.1 Written Statement of Chief Executive Officer furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

              32.2 Written Statement of Chief Financial Officer furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

         Reports on Form 8-K:     On July 24, 2003, a Form 8-K was filed to
                                  report that Richard C. Baylor, the President and CEO, will make a presentation at the Keefe, Bruyette & Woods Fourth Annual
                                  Community Investor Conference in New York.

                                  On July 25, 2003, a Form 8-K was filed to report that Camco has been added to the Russell 2000(R) Index.

                                  On July 28, 2003, a Form 8-K was filed to report that Camco had been included in the "Plain Dealer 100" Listing compiled by the Plain Dealer, a newspaper published in Cleveland, Ohio.

                                  On July 30, 2003, a Form 8-K was filed to report earnings for the second quarter of 2003.

                                  On September 23, 2003, a Form 8-K was filed to report the declaration of a cash dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 12, 2003                      By:    /s/ Richard C. Baylor
     -------------------------                      ----------------------------
                                                       Richard C. Baylor
                                                       Chief Executive Officer


Date:    November 12, 2003                      By:    /s/ Mark A. Severson
     -------------------------                      ----------------------------
                                                       Mark A. Severson
                                                       Chief Financial Officer