Form 10-K
period 2003-12-31
CAMCO FINANCIAL CORP
filed 2004-03-15
CIK 16614

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

      | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    6901 Glenn Highway, Cambridge, Ohio 43725
               (Address of principal executive offices) (Zip Code)

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

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |X| No | |

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale reported as of June 30, 2004, was $116.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

  There were 7,351,150 shares of the registrant's common stock outstanding on
                                March 10, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Part III of Form 10-K: Portions of the Proxy Statement for the 2004 Annual
                            Meeting of Stockholders

                                     PART I

ITEM 1. BUSINESS.

GENERAL

      Camco Financial Corporation ("Camco") is a savings and loan holding company which was organized under Delaware law in 1970. Camco is engaged in the financial services business in Ohio, Kentucky and West Virginia, through its wholly-owned subsidiaries, Advantage Bank ("Advantage" or the "Bank") and Camco Title Insurance Agency, Inc. ("Camco Title"), and its second-tier subsidiary, Camco Mortgage Corporation ("CMC"). Effective October 1, 2003, CMC was dissolved and its operations became part of the Bank. In June 2001, Camco completed a reorganization in which it combined its banking activities under one Ohio savings bank charter which is now known as Advantage Bank. Prior to the reorganization, Camco operated five separate banking subsidiaries serving distinct geographic areas. The branch office groups in each of the regions previously served by the five subsidiary banks now operate as divisions of Advantage Bank utilizing the names under which their respective offices were chartered prior to the restructuring (Cambridge Savings Bank, Marietta Savings Bank, First Savings Bank, First Bank for Savings and Westwood Homestead Savings
Bank). Hereinafter, the terms "Advantage" or the "Bank" will be used to include all the preexisting individual financial institutions owned by Camco.

      During the periods for which financial information is presented, Camco completed two business combinations. During 2000, Camco completed a business combination with Westwood Homestead Financial Corporation ("WFC") and its wholly-owned subsidiary, Westwood Homestead Saving Bank ("Westwood Savings"). In November 2001, Camco completed a business combination with Columbia Financial of Kentucky, Inc. ("Columbia Financial"), and its wholly-owned subsidiary, Columbia Federal Savings Bank ("Columbia Federal"). Both mergers were accounted for using the purchase method of accounting and, therefore, the financial statements for prior periods have not been restated.

      Advantage is regulated by the Ohio Division of Financial Institutions (the "Division") and the Federal Deposit Insurance Corporation (the "FDIC"), as its primary regulators. Advantage Bank is a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati, and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") administered by the FDIC. Camco is regulated by the Office of Thrift Supervision (the "OTS") as a savings and loan holding company.

      Camco's primary lending activities include the origination of conventional fixed-rate and variable-rate mortgage loans for the acquisition, construction or refinancing of single-family homes located in Camco's primary market areas. Camco also originates construction and permanent mortgage loans on condominiums, two- to four-family, multi-family (over four units) and nonresidential properties. In addition to mortgage lending, Camco makes a variety of consumer and commercial loans.

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

      Camco's Internet site, http://www.camcofinancial.com, contains a hyperlink to the Securities and Exchange Commission's EDGAR website where Camco's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after Camco has filed the report with the SEC.

LENDING ACTIVITIES

      GENERAL. Camco's primary lending activities include the origination of conventional fixed-rate and variable-rate mortgage loans for the construction, acquisition or refinancing of single-family homes located in Advantage's primary market areas. Construction and permanent mortgage loans on condominiums, multifamily (over four units) and nonresidential properties are also offered by Camco. In addition to mortgage lending, Camco makes a variety of commercial and consumer loans.

      LOAN PORTFOLIO COMPOSITION. The following table presents certain information regarding the composition of Camco's loan portfolio, including loans held for sale, at the dates indicated:

                                                                 At December 31,
                                     -------------------------------------------------------------------
                                            2003                     2002                   2001
                                     --------------------    --------------------   --------------------
                                                  Percent                 Percent                Percent
                                                 of total                of total               of total
                                       Amount      loans       Amount      loans      Amount      loans
                                       ------      -----       ------      -----      ------      -----
                                                             (Dollars in thousands)
Type of loan:
Existing residential properties(1)   $ 652,953      81.1%    $ 641,464      80.5%   $ 705,056      80.9%
Construction                            44,189       5.5        33,122       4.1       42,666       4.9
Nonresidential real estate              51,533       6.4        74,094       9.3       70,239       8.1
Developed building lots                  1,725       0.2           535       0.1        5,908       0.7
Consumer and other loans(2)             78,155       9.7        67,712       8.5       69,116       7.9
                                     ---------     -----     ---------     -----    ---------     -----
       Total                           828,555     102.9       816,927     102.5      892,985     102.5
Less:
Undisbursed loans in process           (17,022)     (2.1)      (13,089)     (1.6)     (15,343)     (1.8)
Unamortized yield adjustments             (810)     (0.1)       (1,390)     (0.2)      (1,940)     (0.2)
Allowance for loan losses               (5,641)     (0.7)       (5,490)     (0.7)      (4,256)     (0.5)
                                     ---------     -----     ---------     -----    ---------     -----
Total loans, net                     $ 805,082     100.0%    $ 796,958     100.0%   $ 871,446     100.0%
                                     =========     =====     =========     =====    =========     =====

                                                              At December 31,
                                           ----------------------------------------------------
                                                    2000                         1999
                                           -----------------------        ---------------------
                                                           Percent                      Percent
                                                          of total                     of total
                                             Amount         loans         Amount         loans
                                             ------         -----         ------         -----
                                                          (Dollars in thousands)
Type of loan:
Existing residential properties(1)         $ 764,828         82.2%      $ 619,621         85.3%
Construction                                  56,039          6.0          60,565          8.3
Nonresidential real estate                    54,722          5.9          20,831          2.9
Developed building lots                        5,640          0.6           4,649          0.6
Consumer and other loans(2)                   73,178          7.9          51,079          7.1
                                           ---------        -----       ---------        -----
       Total                                 954,407        102.6         756,745        104.2
Less:
Undisbursed loans in process                 (19,911)        (2.2)        (27,569)        (3.8)
Unamortized yield adjustments                   (918)        (0.1)         (1,088)        (0.1)
Allowance for loan losses                     (2,906)        (0.3)         (1,863)        (0.3)
                                           ---------        -----       ---------        -----
Total loans, net                           $ 930,672        100.0%      $ 726,225        100.0%
                                           =========        =====       =========        =====

----------

(1) Includes loans held for sale, home equity lines of credit and mortgage servicing rights.

(2)   Includes second mortgage, multifamily and commercial loans.

      Camco's loan portfolio was approximately $805.1 million at December 31, 2003, and represented 77.5% of total assets.

LOAN MATURITY SCHEDULE. The following table sets forth certain information as of December 31, 2003, regarding the dollar amount of loans maturing in Camco's portfolio based on the contractual terms to maturity of the loans. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity, are reported as due in one year or less.

                                     Due during the
                                       year ending                            Due in
                                      December 31,      Due in years       years after
                                          2004            2005-2009            2009              Total
                                     --------------     ------------       -----------         --------
                                                                 (In thousands)
Real estate loans(1):
  One- to four-family                    $14,717           $47,959           $578,268          $640,944
  Multifamily                                421             3,922             40,773            45,116
  Nonresidential                           2,397             8,908             40,228            51,533
  Commercial                               1,136             3,045             13,566            17,747
Consumer and other loans(2)                2,267            11,933              2,817            17,017
Construction                               3,063             3,309             20,795            27,167
                                         -------           -------           --------          --------

       Total                             $24,001           $79,076           $696,447          $799,524
                                         =======           =======           ========          ========

----------

(1) Excludes loans held for sale of $5.5 million and does not consider the effects of unamortized yield adjustments of $810,000, the allowance for loan losses of $5.6 million and mortgage-servicing rights totaling $6.6 million.

(2)   Includes developed building lots.

      The following table sets forth at December 31, 2003, the dollar amount of all loans due after one year from December 31, 2004, which have fixed or adjustable interest rates:

                                                                    Due after
                                                                December 31, 2004
                                                                -----------------
                                                                 (In thousands)
                  Fixed rate of interest                            $319,515
                  Adjustable rate of interest                        456,008
                                                                    --------

                      Total                                         $775,523
                                                                    ========

      Generally, loans originated by Advantage are on a fully amortized basis. Advantage has no rollover provisions in its loan documents and anticipates that loans will be paid in full by the maturity date.

      RESIDENTIAL LOANS. The primary lending activity of Advantage is the origination of fixed-rate and adjustable-rate conventional loans for the acquisition, refinancing or construction of single-family residences. At December 31, 2003, 81.1% of the total outstanding loans consisted of loans secured by mortgages on one- to four-family residential properties.

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

      The interest rate adjustment periods on adjustable-rate mortgage loans ("ARMs") offered by Advantage are generally one, three and five years. The interest rates initially charged on ARMs and the new rates at each adjustment date are determined by adding a stated margin to a designated interest rate index. Advantage has generally used the one-year, three-year and five-year United States Treasury bill rates, adjusted to a constant maturity, as the index for their one-year, three-year, five-year and seven-year adjustable-rate loans, respectively. Advantage has introduced the use of LIBOR as our additional index on certain loan programs to begin to diversify its concentrations of indices that may prove beneficial during repricing of loans throughout changing economic cycles. The initial interest rates for three-year and five-year ARMs are set slightly higher than for the one-year ARM to compensate for the reduced interest rate sensitivity. The maximum adjustment at each adjustment date for ARMs is usually 2%, with a maximum adjustment of 6% over the term of the loan.

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

      Residential mortgage loans offered by Advantage are usually for terms of up to 30 years, which could have an adverse effect upon earnings if the loans do not reprice as quickly as the cost of funds. To minimize such effect, Advantage emphasizes the origination of ARMs and generally sells fixed-rate loans when conditions favor such a sale. Furthermore, experience reveals that, as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods which are substantially shorter than the maturity of such loans.

      Of the total mortgage loans originated by Advantage during the year ended December 31, 2003, 32% were ARMs and 68% were fixed-rate loans. Adjustable-rate loans comprised 57% of Advantage's total outstanding loans at December 31, 2003.

      CONSTRUCTION LOANS. Advantage offers residential construction loans both to owner-occupants and to builders for homes being built under contract with owner-occupants. Advantage also makes loans to persons constructing projects for investment purposes. At December 31, 2003, a total of $44.2 million, or approximately 5.5% of Advantage's total loans, consisted of construction loans, primarily for one- to four-family properties.

      Construction loans to owner-occupants are either fixed rate, 30, 15 or seven year balloon loans or adjustable-rate long-term loans on which the borrower pays only interest on the disbursed portion during the construction period. Some construction loans to builders, however, have terms of up to 24 months at fixed or adjustable rates of interest.

      Construction loans for investment properties involve greater underwriting and default risks to Advantage than do loans secured by mortgages on existing properties or construction loans for single-family residences. Loan funds are advanced upon the security of the project under construction, which is more difficult to value in the case of investment properties before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate precisely the total loan funds required to complete a project and the related Loan-to-Value Ratios. In the event a default on a construction loan occurs and foreclosure follows, Advantage could be adversely affected in that it would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 2003, Advantage had six construction loans in the amount of $3.6 million on investment properties.

      NONRESIDENTIAL REAL ESTATE LOANS. Advantage originates loans secured by mortgages on nonresidential real estate, including retail, office and other types of business facilities. Nonresidential real estate loans are generally made on an adjustable-rate basis for terms of up to 25 years. Nonresidential real estate loans originated by Advantage generally have an LTV of 80% or less. The largest nonresidential real estate loan outstanding at December 31, 2003, was a $3.3 million loan secured by a manufacturing and distribution building. Nonresidential real estate loans comprised 6.4% of total loans at December 31, 2003.

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

      CONSUMER LOANS. Advantage makes various types of consumer loans, including loans made to depositors on the security of their savings deposits, automobile loans, education loans, home improvement loans, home equity line of credit loans and unsecured personal loans. Home equity loans are generally made at a variable rate of interest for terms of up to 10 years. Most other consumer loans are generally made at fixed rates of interest for terms of up to 10 years. The risk of default on consumer loans during an economic recession is greater than for residential mortgage loans. Included in consumer and other loans is approximately $45.1 million of multifamily loans of which the largest is $2.9 million secured by an apartment building. .At December 31, 2003, education, consumer and other loans, excluding multi-family loans, constituted 4.1% of Camco's total loans.

      DEVELOPED BUILDING LOTS. Advantage originates loans secured by developed building lots and generally are made on an adjustable-rate basis for terms of up to five years. Developed building lots generally have an LTV of 75% or less.

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

      The loan origination process is decentralized, with each of Advantage's divisions having autonomy in loan processing and approval for its respective market area. Mortgage loan applications from potential borrowers are taken by one of the loan officers of the division originating the loan, after which they are forwarded to the division's loan department for processing. On new loans, the Bank typically obtains a credit report, verification of employment and other documentation concerning the borrower and orders an appraisal of the fair market value of the real estate which will secure the loan. The real estate is thereafter physically inspected and appraised by a staff appraiser or by a designated fee appraiser approved by the Board of Directors of Advantage. Upon the completion of the appraisal and the receipt of all necessary information regarding the borrower, the loan is approved by the loan officer up to such officer's maximum loan approval authority. Loans above the maximum receive additional approval by officers with higher loan approval authority. If the loan is approved, an attorney's opinion of title or title insurance is obtained on the real estate which will secure the loan. Borrowers are required to carry satisfactory fire and casualty insurance and, if applicable, flood and private mortgage insurance, and to name Advantage as an insured mortgagee.

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

      LOAN ORIGINATIONS, PURCHASES AND SALES. Advantage has been actively originating new 30-year, 15-year, 10-year fixed-rate and seven-year balloon real estate loans as well as adjustable-rate real estate loans, consumer loans and commercial loans. Generally all residential fixed-rate loans made by Advantage are originated with documentation which will permit a possible sale of such loans to secondary mortgage market investors. When a mortgage loan is sold to the investor, Advantage generally services the loan by collecting monthly payments of principal and interest and forwarding such payments to the investor, net of a servicing fee. During the year ended December 31, 2003, Advantage also sold loans with servicing released. Fixed-rate loans not sold and generally all of the ARMs originated by Advantage are held in Advantage's loan portfolio. During the year ended December 31, 2003, Advantage sold approximately $279.0 million in loans. Advantage recognized $3.5 million in mortgage servicing rights during 2003, while amortization of mortgage servicing rights totaled $2.9 million for the year ended December 31, 2003.

      From time to time, Advantage sells participation interests in mortgage loans originated by it and purchases whole loans or participation interests in loans originated by other lenders. Advantage held whole loans and participations in loans originated by other lenders of approximately $33.5 million at December 31, 2003. Loans which Advantage purchases must meet or exceed the underwriting standards for loans originated by Advantage.

      In recent years, Advantage has purchased mortgage-backed securities insured or guaranteed by U.S. Government agencies in order to improve Camco's asset yield by profitably investing excess funds. Advantage intends to continue to purchase such mortgage-backed securities when conditions favor such an investment. See "Investment Activities."

      The following table presents Advantage's mortgage loan origination, purchase, sale and principal repayment activity for the periods indicated:

                                                                     Year ended December 31,
                                               -----------------------------------------------------------------------
                                                  2003           2002          2001             2000            1999
                                               ---------       --------      ---------       ---------       ---------
                                                                         (In thousands)
Loans originated:
Construction                                   $  37,791       $ 54,114      $  35,330       $  71,929       $  66,437
Permanent                                        422,021        447,379        240,625         202,004         324,648
Consumer and other                               147,668         70,772         83,126          84,526          34,158
                                               ---------       --------      ---------       ---------       ---------

Total loans originated                           607,480        572,265        359,081         358,459         425,243

Loans purchased(1)                               126,006        116,306         17,755           8,639          31,430

Reductions:
Principal repayments(1)                          407,521        441,419        273,212         178,663         176,804
Loans sold(1)                                    337,376        239,636        215,289         124,496          96,892
Transfers from loans to real estate owned          4,010          1,270          3,208           1,432           1,220
                                               ---------       --------      ---------       ---------       ---------
     Total reductions                            748,907        682,325        491,709         304,591         274,916

Increase(decrease) in other items, net(2)         (8,167)         2,262         (3,162)         (2,552)           (277)
Increase due to mergers(3)                            --             --         81,426         147,196              --
                                               ---------       --------      ---------       ---------       ---------
Net increase(decrease)                         $ (23,588)      $  5,104      $ (36,609)      $ 207,151       $ 181,480
                                               =========       ========      =========       =========       =========

----------

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

      The largest amount which Advantage could have loaned to one borrower at December 31, 2003, was approximately $12.1 million. The largest amount Advantage had outstanding to one borrower and related persons or entities at December 31, 2003, was $5.3 million, which consisted of five loans secured by personal residences, commercial properties and multi-family units.

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

      The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                    At December 31,
                                             ---------------------------------------------------------------
                                               2003         2002           2001         2000          1999
                                             -------       -------       -------       -------       -------
                                                                  (Dollars in thousands)
Loans delinquent for:
  30 to 89 days                              $ 8,682       $10,524       $14,238       $10,557       $13,792
  90 or more days                             13,608        13,625         7,885         4,726         3,975
                                             -------       -------       -------       -------       -------
     Total delinquent loans                  $22,290       $24,149       $22,123       $15,283       $17,767
                                             =======       =======       =======       =======       =======

     Ratio of total delinquent loans to
       total net loans(1)                       2.77%         3.03%         2.54%         1.64%         2.45%
                                             =======       =======       =======       =======       =======

----------

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

                                                                            At December 31,
                                                    ------------------------------------------------------------
                                                      2003          2002         2001         2000         1999
                                                    -------       -------       ------       ------       ------
                                                                       (Dollars in thousands)
Loans accounted for on nonaccrual basis:
  Real estate:
    Residential                                     $12,135       $11,021       $3,677       $2,068       $1,980
    Nonresidential                                      357         1,726          367          197          429
  Consumer and other                                  1,116           878          393          157          141
                                                    -------       -------       ------       ------       ------
         Total nonaccrual loans                      13,608        13,625        4,437        2,422        2,550
Accruing loans delinquent 90 days or more:
  Real estate:
    Residential                                          --            --        2,564        1,836        1,140
    Nonresidential                                       --            --          206           --           --
  Consumer and other                                     --            --          678          468          285
                                                    -------       -------       ------       ------       ------
         Total loans 90 days past due                    --            --        3,448        2,304        1,425
                                                    -------       -------       ------       ------       ------

         Total nonperforming loans                  $13,608       $13,625       $7,885       $4,726       $3,975
                                                    =======       =======       ======       ======       ======

Allowance for loan losses                           $ 5,641       $ 5,490       $4,256       $2,906       $1,863
                                                    =======       =======       ======       ======       ======

Nonperforming loans as a percent of
  total net loans                                      1.69%         1.71%         .90%         .51%         .55%
                                                    =======       =======       ======       ======       ======

Allowance for loan losses as a percent of
  nonperforming loans                                  41.5%         40.3%        54.0%        61.5%        46.9%
                                                    =======       =======       ======       ======       ======

      The amount of interest income that would have been recorded had nonaccrual loans performed in accordance with contractual terms totaled approximately $808,000 for the year ended December 31, 2003. Interest collected on such loans and included in net earnings was $343,000.

      At December 31, 2003, there were no loans which were not classified as nonaccrual, 90 days past due or restructured which management considered classifying in the near future due to concerns as to the ability of the borrowers to comply with repayment terms. Management changed the policy for designating loans as nonaccrual during 2002 to include all loans greater than 90 days past due.

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

            At December 31, 2003, the aggregate amounts of Camco's classified assets were as follows:

                                                      At December 31, 2003
                                                      --------------------
                                                         (In thousands)
                 Classified assets:
                   Substandard                               $14,225
                   Doubtful                                      200
                   Loss                                          380
                                                             -------
                     Total classified assets                 $14,805
                                                             =======

      The interpretive guidance of the regulations also includes a "special mention" category, consisting of assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management's close attention. Advantage classifies nonaccrual residential real estate and consumer loans with a loan to value of 72% or less as a special mention asset. Advantage had assets in the amount of $6.6 million designated as "special mention" at December 31, 2003.

      ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is maintained at a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. The following table sets forth an analysis of Advantage's allowance for loan losses:

                                                                       Year ended December 31,
                                                   -----------------------------------------------------------------
                                                     2003          2002          2001           2000           1999
                                                   -------        ------       -------        -------        -------
                                                                         (Dollars in thousands)
Balance at beginning of year                       $ 5,490        $4,256       $ 2,906        $ 1,863        $ 1,783
Charge-offs:
  1-4 family residential real estate                   509           134            66              9             82
  Multifamily and nonresidential real estate           418            --            12             41             12
  Consumer and other                                   392            73           657            122             79
                                                   -------        ------       -------        -------        -------
         Total charge-offs                           1,319           207           735            172            173
                                                   -------        ------       -------        -------        -------
Recoveries:
  1-4 family residential real estate                    17            23             3             --             --
  Multifamily and nonresidential real estate            --            --            --             --              2
  Consumer and other                                     7           249            23              6              4
                                                   -------        ------       -------        -------        -------
         Total recoveries                               24           272            26              6              6
                                                   -------        ------       -------        -------        -------
Net recoveries (charge-offs)                        (1,295)           65          (709)          (166)          (167)
Provision for losses on loans                        1,446         1,169           759            568            247
Increase attributable to mergers (1)                    --            --         1,300            641             --
                                                   -------        ------       -------        -------        -------
Balance at end of year                             $ 5,641        $5,490       $ 4,256        $ 2,906        $ 1,863
                                                   =======        ======       =======        =======        =======

Net recoveries (charge-offs) to average loans         (.17)%         .01%         (.08)%         (.02)%         (.03)%

----------

(1) The 2001 increase resulted from the acquisition of Columbia Financial and the 2000 increase resulted from the acquisition of WFC.

      The following table sets forth the allocation of Advantage's allowance for loan losses by type of loan at the dates indicated:

                                                                      At December 31,
                          --------------------------------------------------------------------------------------------------------
                                2003                2002                   2001                  2000                  1999
                          -----------------    ------------------     ------------------    -----------------     ----------------
                                    Percent               Percent                Percent              Percent              Percent
                                   of loans              of loans               of loans             of loans             of loans
                                    in each               in each                in each              in each              in each
                                   category              category               category             category             category
                                   to total              to total               to total             to total             to total
                          Amount     loans     Amount      loans      Amount      loans     Amount     loans      Amount    loans
                          ------     -----     ------      -----      ------      -----     ------     -----      ------    -----
                                                                    (Dollars in thousands)
Balance at year end
  applicable to:
    Mortgage loans        $4,452     90.3%     $4,910      91.5%      $3,418       92.1%    $2,440     92.1%      $1,350     92.9%
    Consumer and
       other loans         1,189      9.7         580       8.5          838        7.9        466      7.9          513      7.1
                          ------    -----      ------     -----       ------      -----     ------    -----       ------    -----

         Total            $5,641    100.0%     $5,490     100.0%      $4,256      100.0%    $2,906    100.0%      $1,863    100.0%
                          ======    =====      ======     =====       ======      =====     ======    =====       ======    =====

INVESTMENT AND MORTGAGE-BACKED SECURITIES ACTIVITIES

      Federal regulations require that Advantage maintain a minimum amount of liquid assets, which may be invested in United States Treasury obligations, securities of various agencies of the federal government, certificates of deposit at insured banks, bankers' acceptances and federal funds sold. Advantage is also permitted to make limited investments in commercial paper, corporate debt securities and certain mutual funds, as well as other investments permitted by federal laws and regulations. It has generally been Advantage's policy to maintain liquid assets at Advantage in excess of regulatory requirements in order to shorten the maturities of the investment portfolios and improve the matching of short-term investments and interest rate sensitive savings deposit liabilities.

      The following table sets forth the composition of Camco's investment and mortgage-backed securities portfolio, except its stock in the FHLB of Cincinnati, at the dates indicated:

                                                                     At December 31,
                       ------------------------------------------------------------------------------------------------------------
                                      2003                                 2002                                 2001
                       ----------------------------------   -----------------------------------   ---------------------------------
                       Amortized    % of    Fair    % of    Amortized   % of     Fair     % of    Amortized   % of    Fair    % of
                          cost     total    value   total      cost    total     value    total      cost    total    value   total
                          ----     -----    -----   -----      ----    -----     -----    -----      ----    -----    -----   -----
Held to maturity:                                                   (Dollars in thousands)
 U.S. Government
  agency obligations   $     --      --%  $     --     --%  $  4,233     2.7%  $  4,306     2.7%   $18,682    33.0%  $18,891   33.1%
 Municipal bonds          1,130     1.0      1,204    1.0      1,135      .7      1,195      .7        190      .3       192     .3
 Mortgage-backed
    securities            7,704     6.8      7,839    6.9     20,000    12.6     20,634    12.7     30,765    54.2    30,744   53.9
                       --------   -----   --------  -----   --------   -----   --------   -----    -------   -----   -------  -----
      Total               8,834     7.8      9,043    7.9     25,368    16.0     26,135    16.1     49,637    87.5    49,827   87.3
Available for sale:
 U.S. Government
  agency obligations     25,640    22.6     25,881   22.7     35,557    22.5     36,004    22.2         --      --        --     --
 Municipal bonds            625      .5        651     .6      2,414     1.5      2,463     1.5         --      --        --     --
 Corporate equity
    securities              330      .3        476     .4        330      .2        322      .2        245      .4       305     .5
 Mortgage-backed
   securities            78,017    68.8     77,916   68.4     94,641    59.8     97,332    60.0      6,872    12.1     6,975   12.2
                       --------   -----   --------  -----   --------   -----   --------   -----    -------   -----   -------  -----
      Total             104,612    92.2    104,924   92.1    132,942    84.0    136,121    83.9      7,117    12.5     7,280   12.7
                       --------   -----   --------  -----   --------   -----   --------   -----    -------   -----   -------  -----
Total investments and
 mortgage-backed
  securities           $113,446   100.0%  $113,967  100.0%  $158,310   100.0%  $162,256   100.0%   $56,754   100.0%  $57,107  100.0%
                       ========   =====   ========  =====   ========   =====   ========   =====    =======   =====   =======  =====

      The following table presents the contractual maturities or terms to repricing of Camco's investment securities, except its stock in the FHLB of Cincinnati and corporate equity securities, and the weighted-average yields at December 31, 2003:

                                                                At December 31, 2003
                     --------------------------------------------------------------------------------------------------------------
                                              After one          After five
                      One year or less   through five years   through ten years    After ten years                Total
                     ------------------  ------------------  ------------------  -------------------  -----------------------------
                                                                                                                           Weighted-
                     Amortized  Average  Amortized  Average  Amortized  Average  Amortized   Average  Amortized      Fair   average
                        cost     yield      cost     yield      cost     yield      cost      yield      cost       value    yield
                     ---------  -------  ---------  -------  ---------  -------  ---------   -------  ---------      ----   -------
                                                                    (Dollars in thousands)
U.S. Government
 agency obligations   $14,110     2.54%   $11,030     2.80%   $   500     4.50%   $    --        --%   $ 25,640   $ 25,881    2.69%
Municipal bonds           101     2.47      1,211     3.36        353     4.11         90      6.66       1,755      1,855    3.63
Mortgage-backed
  securities               18     6.46     19,107     3.50     52,468     3.61     14,128      3.78      85,721     85,755    3.61
                      -------     ----    -------     ----    -------     ----    -------      ----    --------   --------    ----

       Total          $14,229     2.54%   $31,348     3.25%   $53,321     3.62%   $14,218      3.80%   $113,116   $113,491    3.40%
                      =======     ====    =======     ====    =======     ====    =======      ====    ========   ========    ====

DEPOSITS AND BORROWINGS

      GENERAL. Deposits have traditionally been the primary source of Advantage's funds for use in lending and other investment activities. In addition to deposits, Advantage derives funds from interest payments and principal repayments on loans, advances from the FHLB of Cincinnati and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rate and money market conditions. As part of Advantage's asset and liability management strategy, FHLB advances and other borrowings are used to fund loan originations and for general business purposes. FHLB advances are also used on a short-term basis to compensate for reductions in the availability of funds from other sources.

      DEPOSITS. Deposits are attracted principally from within Advantage's primary market area through the offering of a broad selection of deposit instruments, including interest-bearing and non-interest bearing checking accounts, money market deposit accounts, regular savings accounts, term certificate accounts and retirement savings plans. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management of Advantage based on its liquidity requirements, growth goals and interest rates paid by competitors. Interest rates paid by Advantage on deposits are not limited by federal or state law or regulation. Advantage generally does not obtain funds through brokers or offer premiums to attract deposits. Advantage does not have a significant amount of savings accounts from outside its primary market areas.

      The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Advantage at the dates indicated:

                                                                                          At December 31,
                                                                 -------------------------------------------------------------------
                                                                       2003                     2002                     2001
                                                     Weighted-   --------------------    -------------------    --------------------
                                                      average                Percent                Percent                 Percent
                                                      rate at                of total               of total                of total
                                                     12/31/03     Amount     deposits     Amount    deposits     Amount     deposits
                                                     --------     ------     --------     ------    --------     ------     --------
Withdrawable accounts:                                                            (Dollars in thousands)
    Interest-bearing and non-interest bearing
     checking accounts                                 0.33%     $105,469      15.7%     $106,875      15.4%    $111,649      15.3%
    Money market demand accounts                       1.44       128,938      19.2       116,206      16.7       64,539       8.8
    Passbook and statement savings accounts            0.25        74,274      11.1        78,359      11.3       85,443      11.7
                                                      -----      --------     -----      --------     -----     --------     -----
     Total withdrawable accounts                       0.80       308,681      46.0       301,440      43.4      261,631      35.8
Certificate accounts:
   Term:
     Seven days to one year                            1.08        18,966       2.8        24,537       3.6       51,472       7.0
     One to two years                                  1.88        61,186       9.1        79,172      11.4      136,859      18.8
     Two to five years                                 4.12       174,487      26.0       179,711      25.9      163,226      22.4
   Negotiated rate certificates                        1.76        40,670       6.1        40,361       5.8       54,998       7.5
   Individual retirement accounts                      3.47        67,284      10.0        68,851       9.9       61,889       8.5
                                                      -----      --------     -----      --------     -----     --------     -----
    Total certificate accounts                         3.17       362,593      54.0       392,632      56.6      468,444      64.2
                                                      -----      --------     -----      --------     -----     --------     -----
Total deposits                                         2.10%     $671,274     100.0%     $694,072     100.0%    $730,075     100.0%
                                                      =====      ========     =====      ========     =====     ========     =====

      The following table presents the amount and contractual maturities of Camco's time deposits at December 31, 2003:

                                                                       Amount Due
                                    ------------------------------------------------------------------------------
                                     Up to                                                  Over
                                    one year         1-3 years          3-5 years         5 years            Total
                                    --------         ---------          ---------         -------            -----
                                                                 (Dollars in thousands)
         Amount maturing            $178,290          $146,297           $37,420             $586          $362,593
         Average rate                   2.52%             3.52%            4.83%             5.62%            3.17%

      The following table sets forth the amount and maturities of Advantage's time deposits in excess of $100,000 at December 31, 2003:

                     Maturity                              At December 31, 2003
                     --------                              --------------------
                                                               (In thousands)
                     Three months or less                         $27,620
                     Over three to six months                      21,419
                     Over six to twelve months                      8,902
                     Over twelve months                            29,155
                                                                  -------
                     Total                                        $87,096
                                                                  =======

      BORROWINGS. The twelve regional FHLBs function as central reserve banks, providing credit for their member institutions. As a member in good standing of the FHLB of Cincinnati, Advantage is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Advances are made pursuant to several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's regulatory capital or on the FHLB's assessment of the institution's creditworthiness. Under current regulations, a member institution must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender ("QTL") test. If an institution meets the QTL test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an institution does not meet the QTL test, it will be eligible for such advances only to the extent it holds QTL test assets. At December 31, 2003, Advantage met the QTL test.

      The following table sets forth the maximum amount of Camco's FHLB advances outstanding at any month end during the periods shown and the average aggregate balances of FHLB advances for such periods:

                                                                      Year ended December 31,
                                                            -------------------------------------------
                                                              2003             2002               2001
                                                            --------         --------          --------
                                                                     (Dollars in thousands)
      Maximum amount outstanding                            $280,298         $282,122          $313,472

      Average amount outstanding                            $273,147         $265,614          $280,747

      Weighted-average interest cost of FHLB
        advances based on month end balances                   5.56%             5.83%             6.09%

      The following table sets forth certain information with respect to Camco's FHLB advances at the dates indicated:

                                                                         At December 31,
                                                            -------------------------------------------
                                                              2003             2002               2001
                                                            --------         --------          --------
                                                                      (Dollars in thousands)
      Amount outstanding                                    $262,735         $276,276          $258,850

      Weighted-average interest rate                           5.13%             5.63%             6.02%

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

      First S&L Corporation, a subsidiary of Advantage, did not conduct any business during the year ended December 31, 2003, and was capitalized on a nominal basis at December 31, 2003.

EMPLOYEES

      As of December 31, 2003, Camco had 275 full-time employees and 25 part-time employees. Camco believes that relations with its employees are good. Camco offers health and disability benefits and a 401(k) salary savings plan. None of the employees of Camco are represented by a collective bargaining unit.

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

OHIO REGULATION

      Regulation by the Division affects the internal organization of Advantage, as well as its savings, mortgage lending and other investment activities. Ohio law requires that Advantage maintain at least 60% of its assets in housing-related and other specified investments. At December 31, 2003, Advantage had at least 60% of its assets in such investments.

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

FEDERAL DEPOSIT INSURANCE CORPORATION

      SUPERVISION AND EXAMINATION. The FDIC is responsible for the regulation and supervision of all commercial banks and state savings banks that are not members of the Federal Reserve System ("Non-member Banks. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and certain state savings banks and the Savings Association Insurance Fund ("SAIF") for savings associations and savings banks which were formerly organized as savings associations. As a former savings association, Advantage is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits.

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

      The risk-based capital requirement specifies total capital, which consists of core or Tier 1 capital and certain general valuation reserves, as a minimum of 8% of risk-weighted assets. For purposes of computing risk-based capital, assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100%, depending on their relative risk.

      The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations and Non-member Banks. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the applicable agency has less flexibility in determining how to resolve the problems of the institution. In addition, the agency generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Advantage's capital level at December 31, 2003, met the standards for well-capitalized institutions.

      The following tables present certain information regarding compliance by Advantage with applicable regulatory capital requirements at December 31, 2003:

                                                                 At December 31, 2003
                                        ---------------------------------------------------------------------------------
                                                                                      For capital
                                             Actual                                adequacy purposes
                                        ----------------                  ---------------------------------------
                                         Amount    Ratio                  Amount                            Ratio
                                         ------    -----                  ------                            -----
                                                                 (Dollars in thousands)
    Total capital
      (to risk-weighted assets)         $80,657    12.5%    (Greater Than or Equal to)$51,539    (Greater Than or Equal to)8.0%

    Tier I capital
      (to risk-weighted assets)         $75,016    11.6%    (Greater Than or Equal to)$25,769    (Greater Than or Equal to)4.0%

    Tier I leverage                     $75,016     7.4%    (Greater Than or Equal to)$40,799    (Greater Than or Equal to)4.0%

                                                                 At December 31, 2003
                                                         --------------------------------------
                                                                      To be "well-
                                                                  capitalized" under
                                                                   prompt corrective
                                                                   action provisions
                                                         --------------------------------------
                                                         Amount                           Ratio
                                                         ------                           -----
                                                                 (Dollars in thousands)
    Total capital
      (to risk-weighted assets)          (Greater Than or Equal to)$64,424     (Greater Than or Equal to)10.0%

    Tier I capital
      (to risk-weighted assets)          (Greater Than or Equal to)$38,654     (Greater Than or Equal to) 6.0%

    Tier I leverage                      (Greater Than or Equal to)$50,999     (Greater Than or Equal to) 5.0%

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

TRANSACTIONS WITH AFFILIATES AND INSIDERS

      Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Advantage was in compliance with such restrictions at December 31, 2003.

      All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA") and the Federal Reserve Board's Regulation W. An affiliate is any company or entity which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of a savings association and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with any one affiliate up to an amount equal to 10% of such institution's capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or the subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Exemptions from Sections 23A or 23B of the FRA may be granted only by the FRB. Advantage was in compliance with these requirements at December 31, 2003.

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

      In order to be a QTL, a savings association must meet one of two tests. The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. At December 31, 2003, Advantage met the QTL test.

FEDERAL RESERVE REQUIREMENTS

      FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $45.4 million (subject to an exemption of up to $6.6 million), and of 10% of net transaction accounts in excess of $45.4 million. At December 31, 2003, Advantage was in compliance with its reserve requirements.

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

      For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property. Advantage was required to recapture $1.9 million of its bad debt reserve for which deferred taxes had been provided. The recapture was effected over a six year period that concluded in 2003.

      The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e) which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Advantage to Camco is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Camco for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2003, the pre-1988 reserves for Advantage for tax purposes totaled approximately $12.8 million. Camco believes Advantage had approximately $14.6 million of accumulated earnings and profits for tax purposes as of December 31, 2003, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Advantage will have current or accumulated earnings and profits in subsequent years.

      The tax returns of Camco have been audited or closed without audit through calendar year 1999. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Camco.

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

ITEM 2. PROPERTIES.

      The following table provides the location of, and certain other information pertaining to, Camco's office premises as of December 31, 2003:

                                               Year facility                     Leased
                                                 commenced                         or                                Net book
Office Location                                 operations                        owned                               value(1)
---------------                                 ----------                        -----                              ---------
134 E. Court Street
Washington Court House, Ohio                       1963                         Owned(2)                              790,107

1050 Washington Ave.
Washington Court House, Ohio                       1996                         Owned                                 526,170

1 N. Plum Street
Germantown, Ohio                                   1998                         Owned                                  535257

687 West Main Street
New Lebanon, Ohio                                  1998                         Owned                                  81,304

1392 Cherry Bottom Road
Gahanna, Ohio                                      1999                         Leased(3)

3002 Harrison Avenue
Cincinnati, Ohio                                   2000                         Owned                               1,507,046

1101 St. Gregory Street
Cincinnati, Ohio                                   2000                         Leased(4)

5071 Glencrossing Way
Cincinnati, Ohio                                   2000                         Leased(5)

126 S. 9th Street
Cambridge, Ohio                                    1998                         Owned                                  99,186

226 Third Street
Marietta, Ohio                                     1976                         Owned(6)                              650,461

1925 Washington Boulevard
Belpre, Ohio                                       1979                         Owned                                  75,751

478 Pike Street
Marietta, Ohio                                     1998                         Leased(7)                             593,995

510 Grand Central Avenue
Vienna, West Virginia                              1991                         Leased(8)

814 Wheeling Avenue
Cambridge, Ohio                                    1963                         Owned(9)                              949,936

327 E. 3rd Street
Uhrichsville, Ohio                                 1975                         Owned                                  79,452

175 N. 11th Street
Cambridge, Ohio                                    1981                         Owned                                 419,961

----------
(Footnotes begin on page 24)

                                               Year facility                     Leased
                                                 commenced                         or                             Net book
Office Location                                 operations                        owned                           value(1)
---------------                                 ----------                        -----                           --------
209 Seneca Avenue
Byesville, Ohio                                    1978                         Leased(10)

547 S. James Street
Dover, Ohio                                        2002                         Owned                               374,828

2497 Dixie Highway
Ft. Mitchell, Kentucky                             2001                         Owned                               618,195

401-7 Pike Street
Covington, Kentucky                                2001                         Owned                               114,471

3522 Dixie Highway
Erlanger, Kentucky                                 2001                         Owned                                41,748

612 Buttermilk Pike
Crescent Springs, Kentucky                         2001                         Owned                                42,374

7550 Dixie Highway
Florence, Kentucky                                 2001                         Owned                               508,424

1640 Carter Avenue
Ashland, Kentucky                                  1996                         Owned                               767,109

U.S. 60A West
Summit, Kentucky                                   1996                         Owned                               632,187

191 Eastern Heights
Shopping Center
Huntington, West Virginia                          1997                         Leased(11)                            1,495

6901 Glenn Highway
Cambridge, Ohio                                    1999                         Owned                             1,308,558

1320A and 1320 D 4th Street, N.W.
New Philadelphia, Ohio                             1985                         Owned(12)                           195,575

100 E. Wilson Bridge Road - Suite #105 & 110
Worthington, Ohio                                  2004                         Leased(13)                           91,330

45 West Second Street
Chillicothe, Ohio                                  1994                         Leased(14)

6269 Frank Ave.
N. Canton, Ohio                                    1992                         Leased(15)

--------------------------
(Footnotes on following page)

(1) Net book value amounts are for land, buildings, improvements and construction in progress.

(2) The 134 E. Court Street facility also serves as the Camco Title - WCH office.

(3) The lease expires in March 2004. Operations were moved to the Worthington location in February 2004.

(4)   The lease is currently on a month to month basis.

(5) The lease expires in November 2005. Advantage has the option to renew for a five-year term.

(6) The 226 Third Street facility also serves as the Camco Title - Marietta office.

(7) The lease expires in November 2017. Advantage has the option to renew for 2 five-year terms. The lease is for land only.

(8)   The lease expires in August 2004.

(9)   The net book value above includes construction in progress of $59,523.

(10) The lease expires in September 2005. Advantage has the option to renew the lease for two five-year terms.

(11)  The lease expires in March 2005.

(12) The 4th Street facility also serves as the Camco Title - New Philadelphia office.

(13) The lease expires in September 2008. Advantage has the option to renew for two five-year terms. The net book value above represents construction in progress of $91,330.

(14)  The lease expires in September 2004.

(15) The lease expires in August 2004. Advantage has the option to renew for two five-year terms.

      Camco also owns furniture, fixtures and equipment. The net book value of Camco's investment in office premises and equipment totaled $13.4 million at December 31, 2003. See Note E of Notes to Consolidated Financial Statements for additional information.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

      At February 18, 2004, Camco had 7,351,150 shares of common stock outstanding and held of record by approximately 2,056 stockholders. Price information for Camco's common stock is quoted on The Nasdaq National Market ("Nasdaq") under the symbol "CAFI." The table below sets forth the high and low trade information for the common stock of Camco, together with the dividends declared per share of common stock, for each quarter of 2003, 2002 and 2001.

                                                                            Cash
                                                                          dividends
Year ended December 31, 2003              High             Low            declared
                                          ----             ---            --------
Quarter ending:
  December 31, 2003                      $18.39           $17.06            $0.145
  September 30, 2003                      18.23            15.90             0.145
  June 30, 2003                           17.00            15.00             0.140
  March 31, 2003                          17.08            14.21             0.140

Year ended December 31, 2002
Quarter ending:
  December 31, 2002                      $14.30           $12.95            $0.135
  September 30, 2002                      14.75            13.13             0.135
  June 30, 2002                           14.61            13.00             0.130
  March 31, 2002                          13.35            12.10             0.125

Year ended December 31, 2001
Quarter ending:
  December 31, 2001                      $13.00           $10.95            $0.120
  September 30, 2001                      13.75            12.01             0.120
  June 30, 2001                           12.58            10.60             0.120
  March 31, 2001                          11.38             9.44             0.120

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

      The following tables set forth certain information concerning the consolidated financial position and results of operations of Camco for the periods indicated. This selected consolidated financial data should be read in conjunction with the consolidated financial statements appearing elsewhere in this report.

SELECTED CONSOLIDATED
  FINANCIAL DATA:(1)                                                                        AT DECEMBER 31,
                                                                         2003          2002          2001          2000        1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            (In thousands)
Total amount of:
  Assets                                                           $1,039,151    $1,083,240    $1,102,652    $1,037,856    $813,482
  Interest-bearing deposits in other financial
    institutions                                                       30,904        36,807        89,299         4,916         247
  Investment securities available for sale - at market                 27,008        38,789           305           309         273
  Investment securities held to maturity                                1,130         5,368        18,872        16,672      16,864
  Mortgage-backed securities available for sale - at market            77,916        97,332         6,975         9,850       6,475
  Mortgage-backed securities held to maturity                           7,704        20,000        30,765         5,273       5,944
  Loans receivable - net(2)                                           805,082       796,958       871,446       930,672     726,225
  Deposits                                                            671,274       694,072       730,075       632,288     461,787
  FHLB advances and other borrowings                                  262,735       276,276       258,850       313,471     279,125
  Stockholders' equity - substantially restricted                      92,543        98,601        95,171        78,750      62,609

SELECTED CONSOLIDATED
  OPERATING DATA:(1)                                                                    YEAR ENDED DECEMBER 31,
                                                                         2003          2002          2001          2000        1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                (In thousands, except per share data)
Total interest income                                                 $54,875       $66,002       $74,372       $75,671     $51,093
Total interest expense                                                 31,237        38,556        48,433        49,609      29,907
                                                                      -------       -------       -------       -------     -------
Net interest income                                                    23,638        27,446        25,939        26,062      21,186
Provision for losses on loans                                           1,446         1,169           759           568         247
                                                                      -------       -------       -------       -------     -------
Net interest income after provision for losses on loans                22,192        26,277        25,180        25,494      20,939
Other income                                                           11,411        10,100         7,153         5,536       5,190
General, administrative and other expense                              22,404        21,682        18,948        19,530      17,113
Restructuring charges(credits) related to charter consolidation            --          (112)          950            --          --
FHLB advance prepayment fees                                            1,292            --            --            --          --
                                                                      -------       -------       -------       -------     -------

Earnings before federal income taxes                                    9,907        14,807        12,435        11,500       9,016
Federal income taxes                                                    3,051         4,802         3,891         3,848       3,076
                                                                      -------       -------       -------       -------     -------
Net earnings                                                            6,856        10,005         8,544         7,652       5,940

Prepayment fees and restructuring charges(credits)(net of tax)            853           (74)          627            --          --
                                                                      -------       -------       -------       -------     -------

Net earnings from operations                                          $ 7,709       $ 9,931       $ 9,171       $ 7,652     $ 5,940
                                                                      -------       -------       -------       -------     -------

Earnings per share:
  Basic                                                               $  0.92       $  1.27       $  1.20       $  1.11     $  1.04
  Basic from operations                                               $  1.03       $  1.26       $  1.29       $  1.11     $  1.04
  Diluted                                                             $  0.91       $  1.25       $  1.19       $  1.10     $  1.02
  Diluted from operations                                             $  1.02       $  1.24       $  1.28       $  1.10     $  1.02

                                                                                          YEAR ENDED DECEMBER 31,
                                                                         2003          2002          2001          2000        1999
                                                                      -------------------------------------------------------------
Return on average assets(3)                                              0.65%         0.92%         0.80%         0.83%       0.82%
Return on average assets from operations(3)                              0.73          0.91          0.86          0.83        0.82
Return on average equity(3)                                              7.17         10.33          9.83         10.83        9.68
Return on average equity from operations(3)                              8.07         10.25         10.55         10.83        9.68
Average equity to average assets(3)                                      9.01          8.86          8.13          7.64        8.46
Dividend payout ratio(4)                                                61.96         41.34         40.00         43.24       44.37

----------

(1) The information as of December 31, 2001 reflects the acquisition of Columbia Financial of Kentucky, Inc. The information as of December 31, 2000 reflects the acquisition of Westwood Homestead Financial Corporation. These combinations were accounted for using the purchase method of accounting.

(2)   Includes loans held for sale.

(3) Ratios are based upon the mathematical average of the balances at the beginning and the end of the year.

(4)   Represents dividends per share divided by basic earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      Since its incorporation in 1970, Camco has evolved into a full-service provider of financial products to the communities served by Advantage Bank. Utilizing a common marketing theme based on Camco's commitment to personalized customer service, Camco and its affiliates have grown from $22.4 million of consolidated assets in 1970 to $1.04 billion of consolidated assets at December 31, 2003. Camco's rate of growth is largely attributable to its acquisitions of Marietta Savings, First Savings, First Bank for Savings, Germantown Federal, Westwood Homestead and Columbia Savings and its continued expansion of product lines from the limited deposit and loan offerings which the Bank could offer in the heavily regulated environment of the 1970s to the wider array of financial service products that commercial banks traditionally offered. Additionally, Camco has enhanced its operational growth by integrating its residential lending function through establishing mortgage-banking operations in the Bank's primary market areas and, to a lesser extent, by chartering a title insurance agency.

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

FORWARD-LOOKING STATEMENTS

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

CRITICAL ACCOUNTING POLICIES

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this annual report, are based upon Camco Financial's consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The preparation of these financial statements requires Camco to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under US GAAP.

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

MORTGAGE SERVICING ASSETS

      To determine the fair value of its mortgage servicing rights ("MSRs") each reporting quarter, management transmits information to a third party provider, representing individual loan information in each pooling period accompanied by escrow amounts. The third party then evaluates the possible impairment of MSRs. This process is described below.

      Servicing assets are recognized as separate assets when loans are sold with servicing retained. A pooling methodology to the servicing valuation, in which loans with similar characteristics are "pooled" together, is applied for valuation purposes. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, interest earned on float, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. The interest rate for float, which is supplied by management, takes into consideration the investment portfolio average yield as well as current short duration investment yields. Management believes this methodology provides a reasonable estimate. Mortgage loan prepayment speeds are calculated by the third party provider utilizing the Economic Outlook as published by the Office of Chief Economist of the Federal Home Loan Mortgage Corporation ("Freddie Mac") in estimating prepayment speeds and provides a specific scenario with each evaluation. Based on the assumptions discussed, pre-tax projections are prepared for each pool of loans serviced. These earning figures approximate the cash flow that could be received from the servicing portfolio. Valuation results are presented quarterly to management. At that time, management reviews the information and the mortgage servicing asset is marked to lower of amortized cost or market for the current quarter.

GOODWILL

      We have developed procedures to test goodwill for impairment on an annual basis using June financial data. This testing procedure is outsourced to a third party that evaluates possible impairment based on the following:

      The test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying value including goodwill. The value is determined assuming a freely negotiated transaction between a willing buyer and a willing seller, neither being under any compulsion to buy or sell and both having reasonable knowledge of relevant facts. Accordingly, to derive the fair value of the reporting unit, the following common approaches to valuing business combination transactions involving financial institutions are utilized by a third party selected by Camco: (1) the comparable transactions approach - specifically based on earnings, book, assets and deposit premium multiples received in recent sales of comparable thrift franchises; and (2) the discounted cash flow approach. The application of the valuation techniques takes into account the reporting unit's operating history, the current market environment and future prospects. As of the most recent period, the only reporting unit carrying goodwill is the Bank.

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

SUMMARY

      Management believes the accounting estimates related to the allowance for loan losses, the capitalization, amortization, and valuations of mortgage servicing assets and the goodwill impairment test are "critical accounting estimates" because: (1) the estimates are highly susceptible to change from period to period because they require management to make assumptions concerning the changes in the types and volumes of the portfolios, rates of future prepayments, and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on Camco's assets reported on the balance sheet as well as its net earnings. Management has discussed the development and selection of these critical accounting estimates with the audit committee of the board of directors and the audit committee has reviewed Camco's disclosures relating to them in this annual report.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2002 TO DECEMBER 31, 2003

      At December 31, 2003, Camco's consolidated assets totaled $1.04 billion, a decrease of $44.1 million, or 4.1%, from the December 31, 2002 total. The decrease in total assets was comprised primarily of a decrease in investment securities and mortgage-backed securities, which were partially offset by an increase in loans receivable.

      Cash and interest-bearing deposits in other financial institutions totaled $53.7 million at December 31, 2003, a decrease of $3.3 million, or 5.8%, from December 31, 2002 levels. Investment securities totaled $28.1 million at December 31, 2003, a decrease of $16.0 million, or 36.3%, from the total at December 31, 2002. Investment securities purchases were comprised of $10.3 million of intermediate-term FHLB and FNMA bonds, all were callable, with an average yield of 2.95%. Such purchases were offset by maturities of $21.6 million and sales of $3.8 million during the year.

      Mortgage-backed securities totaled $85.6 million at December 31, 2003, a decrease of $31.7 million, or 27.0%, from December 31, 2002. Mortgage-backed securities purchases totaled $114.0 million, while principal repayments totaled $83.1 million and sales totaled $59.1 million during the year ended December 31, 2003. Purchases of mortgage-backed securities during the year were comprised primarily of balloon and ten-year amortizing U.S. Government agency securities yielding 3.56%, which were classified as available for sale.

      Loans receivable and loans held for sale totaled $805.1 million at December 31, 2003, an increase of $8.1 million, or 1.0%, over the total at December 31, 2002. The increase resulted primarily from loan disbursements and purchases totaling $619.5 million, which were substantially offset by loan sales of $279.0 million and principal repayments of $324.5 million. Loan origination volume, including purchases of loans, during 2003 exceeded 2002 volume by $44.1 million, or 7.7%, which was primarily attributable to an increase in refinancing activity following the decreases in the overall level of long-term interest rates during the two year period ended December 31, 2003. During 2003, Camco continued to experience a high rate of loan refinance activity as the interest rate environment remained at almost unprecedented lows. However, as 2003 came to a close, our production levels had decreased approximately 60% from mid-year 2003. We anticipate current levels of production to continue into 2004.

      The allowance for loan losses totaled $5.6 million and $5.5 million at December 31, 2003 and 2002, respectively, representing 41.5% and 40.3% of nonperforming loans at those dates. Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $13.6 million at both December 31, 2003 and 2002, constituting 1.69% and 1.71% of total net loans, including loans held for sale, at those dates. At December 31, 2003, nonperforming loans were comprised of $11.4 million of loans secured by one- to four-family residential real estate, $1.6 million of loans secured by multi-family, nonresidential real estate and commercial loans and $557,000 of consumer and other loans. Although management believes that its allowance for loan losses at December 31, 2003, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

      Deposits totaled $671.3 million at December 31, 2003, a decrease of $22.8 million, or 3.3%, from December 31, 2002 levels. The decrease resulted primarily from management's decision not to aggressively bid on certificates of deposit which matured during 2003, to manage interest rate risk in the current low interest rate environment. While management has generally pursued a strategy of moderate growth in the deposit portfolio, Advantage has not historically engaged in sporadic increases or decreases in interest rates offered, nor has it offered the highest interest rates available in its market areas.

      Advances from the Federal Home Loan Bank ("FHLB") decreased by $13.5 million, or 4.9%, to a total of $262.7 million at December 31, 2003.

      In the 2003 fourth quarter management restructured $25.4 million of FHLB borrowings having an average term of 19 months and an average fixed rate of 5.41%, replacing them with variable-rate advances having a weighted-average rate of approximately 1.00% at December 31, 2003. The prepayment fee incurred was $853,000 on an after-tax basis, but management believes that the positive net earnings impact in 2004 could approach $740,000, or $.10 per share, as a result of the reduced borrowing cost.

      Stockholders' equity totaled $92.5 million at December 31, 2003, a $6.1 million, or 6.1%, decrease from December 31, 2002. The decrease resulted primarily from purchases of treasury shares totaling $8.0 million, dividends of $4.2 million and a $1.9 million decrease in the unrealized gains on available for sale securities, which were partially offset by net earnings of $6.9 million and proceeds from the exercise of stock options of $1.0 million. The increase in treasury shares represented purchases under the 5% stock repurchase plan that was announced in October 2002.

      The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. During 2003, management was notified by its supervisory regulators that Advantage was categorized as well-capitalized under the regulatory framework for prompt corrective action. At December 31, 2003, the Bank's regulatory capital exceeded all regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

      GENERAL. Camco's net earnings for the year ended December 31, 2003, totaled $6.9 million, a decrease of $3.1 million, or 31.5%, from the $10.0 million of net earnings reported in 2002. The decrease in earnings was primarily attributable to a $3.8 million decrease in net interest income, a one-time charge of $1.3 million in pre-tax expense associated with the restructuring of a portion of the Bank's FHLB borrowings, an increase in the provision for losses on loans of $277,000 and an $834,000 increase in general, administrative and other expense, which were partially offset by an increase of $1.3 million in other income and a $1.8 million decrease in the provision for federal income taxes.

      NET INTEREST INCOME. Total interest income for the year ended December 31, 2003, amounted to $54.9 million, a decrease of $11.1 million, or 16.9%, compared to 2002, generally reflecting the effects of a decrease of 96 basis points in the average yield, from 6.39% in 2002 to 5.43% in 2003, and a $22.0 million, or 2.1%, decrease in the average balance of interest-earning assets outstanding year to year.

      Interest income on loans totaled $48.0 million for the year ended December 31, 2003, a decrease of $9.5 million, or 16.5%, from the comparable 2002 total. The decrease resulted primarily from a $32.4 million, or 4.0%, decrease in the average balance outstanding and a 93 basis point decrease in the average yield, to 6.14% in 2003. Interest income on mortgage-backed securities totaled $3.4 million for the year ended December 31, 2003, a $1.1 million, or 24.0%, decrease from the 2002 period. The decrease was due primarily to a 149 basis point decrease in the average yield, to 3.03% in 2003, which was partially offset by a $13.2 million, or 13.2%, increase in the average balance outstanding. Interest income on investment securities decreased by $278,000, or 18.0%, due primarily to a 121 basis point decline in the average yield, to 3.34% in 2003, which was partially offset by a $3.9 million increase in the average balance outstanding year to year. Interest income on other interest-earning assets decreased by $269,000, or 11.0%, due primarily to a decrease in the yield of 9 basis points, to 2.79% in 2003, and a $6.8 million, or 8.0%, decrease in the average balance outstanding year to year.

      Interest expense on deposits totaled $16.0 million for the year ended December 31, 2003, a decrease of $7.0 million, or 30.5%, compared to the year ended December 31, 2002, due primarily to a 94 basis point decrease in the average cost of deposits, to 2.46% for 2003, and a $25.1 million, or 3.7%, decrease in the average balance of interest-bearing deposits outstanding year to year. Interest expense on borrowings totaled $15.2 million for the year ended December 31, 2003, a decrease of $296,000, or 1.9%, from 2002. The decrease resulted primarily from a 27 basis point decrease in the average rate, to 5.56% in 2003, partially offset by a $7.5 million, or 2.8%, increase in the average balance outstanding year to year. Decreases in the level of average yields on interest-earning assets and average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2002 and 2003.

      As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $3.8 million, or 13.9%, to a total of $23.6 million for the year ended December 31, 2003. The interest rate spread decreased to approximately 2.06% at December 31, 2003, from 2.30% at December 31, 2002, while the net interest margin decreased to approximately 2.34% for the year ended December 31, 2003, compared to 2.66% for the 2002 period.

      PROVISION FOR LOSSES ON LOANS. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $1.4 million for the year ended December 31, 2003, an increase of $277,000, or 23.7%, over the provision recorded in 2002. The provision was predicated primarily on the overall increase in the loan portfolio, including the increased percentage of loans secured by commercial real estate within the loan portfolio and an increase in the level of loan charge-offs year to year. For 2004, we believe the provision will continue to grow as we anticipate changing our loan mix by increasing the percentage of commercial loans and consumer loans to total loans. Management believes all nonperforming loans are adequately collateralized, however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.

      OTHER INCOME. Other income totaled $11.4 million for the year ended December 31, 2003, an increase of $1.3 million, or 13.0%, compared to 2002. The increase in other income was primarily attributable to an $810,000 increase in gain on sale of investment and mortgage-backed securities, an increase of $337,000, or 26.8%, in title fees, a combined increase of $96,000 in gains on sale of premises and equipment and real estate acquired through foreclosure, and an overall increase of $76,000, or 1.3%, in mortgage-banking related income, partially offset by a $151,000, or 7.1%, decrease in late charges, rent and other income. The increase in title fees was due primarily to an increase in production related to the low interest rate environment.

      The increase in mortgage-banking income was comprised of an $840,000, or 30.4%, increase in gain on sale of loans, a $63,000, or 4.1%, increase in loan servicing fees and a net decrease in the valuation of mortgage servicing rights of $827,000, or 60.4%. The increase in gain on sale of loans was due primarily to an increase in the volume of loans sold of $38.5 million, or 16.0%, over the volume of loans sold in 2002. During 2003, the Bank recorded mortgage servicing rights on new loan sales totaling $3.5 million and amortization of mortgage servicing rights totaling $2.9 million, which resulted in a net income item of $543,000. During 2002, the Bank recorded mortgage servicing rights on new loan sales totaling $2.7 million, amortization of mortgage servicing rights totaling $2.1 million and recapture of an impairment charge of $640,000, all of which resulted in a net income item of $1.4 million. Due to an anticipated drop in fixed rate residential one- to four-family loan production, we expect a reduction in mortgage banking income in 2004.

      GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense totaled $23.7 million for the year ended December 31, 2003, an increase of $2.1 million, or 9.9%, compared to 2002. The increase was due primarily to the $1.3 million fee associated with the restructuring of a portion of the Bank's FHLB borrowings and an increase of $348,000, or 3.4%, in employee compensation and benefits, a $349,000 or 42.5% increase in franchise taxes, a $324,000, or 9.4%, increase in occupancy and equipment and the absence of $112,000 related to the reversal of the restructuring charge recognized in 2001. The increase in employee compensation and benefits was due primarily to an increase in incentive compensation and health insurance costs, as well as normal merit increases, which were partially offset by an increase in deferred loan origination costs related to the increase in lending volume year to year. The increase in franchise tax expense reflects the effects of refund claims recorded in 2002. The increase in occupancy and equipment was due primarily to an increase in office repairs and maintenance expenses, as well as costs associated with the new Dover office location.

      FEDERAL INCOME TAXES. The provision for federal income taxes totaled $3.1 million for the year ended December 31, 2003, a decrease of $1.8 million, or 36.5%, compared to the provision recorded in 2002. This decrease was primarily attributable to a $4.9 million, or 33.1%, decrease in pre-tax earnings and the non-taxable redemption of a life insurance policy. The effective tax rate amounted to 30.8% and 32.4% for the years ended December 31, 2003 and 2002, respectively.

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

      OTHER INCOME. Other income totaled $10.1 million for the year ended December 31, 2002, an increase of $2.9 million, or 41.2%, compared to 2001. The increase in other income was primarily attributable to a combined increase of $2.6 million, or 82.9%, in mortgage-banking related income, an increase of $140,000, or 7.1%, in late charges, rent and other and a $176,000, or 21.0%, increase in service charges and other fees on deposits, partially offset by a combined decrease of $100,000 in gain on sale of premises and equipment and real estate acquired through foreclosure.

      The increase in mortgage-banking income was comprised of a $1.8 million increase in the valuation of mortgage servicing rights, a $573,000, or 26.1%, increase in gain on sale of loans and a $176,000, or 12.8%, increase in loan servicing fees. During 2002, the Bank recorded mortgage servicing rights on new loan sales totaling $2.7 million, amortization of mortgage servicing rights totaling $2.1 million and recapture of an impairment charge of $640,000, all of which resulted in a net income item of $1.4 million. During 2001, the Bank recorded mortgage servicing rights on new loan sales totaling $2.3 million, amortization of mortgage servicing rights totaling $1.5 million and an impairment charge of $1.3 million, all of which resulted in an expense totaling $500,000. The increase in the gain on sale of loans was due primarily to an increase in the volume of loans sold of $25.3 million, or 11.7%, over the volume of loans sold in 2001. The increase in loan servicing fees was primarily due to an increase in the amount of loans being serviced. The increase in service charges and other fees on deposits is primarily due to an increase in service fees on transaction accounts and check cashing fees. The increase in late charges, rent and other is due to income from credit card and ATM activity, fees for commercial loans and insurance fees earned.

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

AVERAGE BALANCE, YIELD, RATE AND VOLUME DATA

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

                                                                    YEAR ENDED DECEMBER 31,
                                                            2003                              2002
                                               AVERAGE    INTEREST    AVERAGE    AVERAGE    INTEREST   AVERAGE
                                             OUTSTANDING   EARNED/    YIELD/   OUTSTANDING   EARNED/   YIELD/
                                               BALANCE      PAID       RATE      BALANCE      PAID      RATE
                                                                   (Dollars in thousands)
Interest-earning assets:
  Loans receivable(1)                         $  781,175   $47,982     6.14%   $  813,541    $57,478     7.07%
  Mortgage-backed securities(2)                  113,392     3,439     3.03       100,165      4,523     4.52
  Investment securities(2)                        37,881     1,267     3.34        33,963      1,545     4.55
  Interest-bearing deposits and other
    interest-earning assets                       78,364     2,187     2.79        85,189      2,456     2.88
                                              ----------   -------   ------    ----------    -------   ------
     Total interest-earning assets            $1,010,812    54,875     5.43    $1,032,858     66,002     6.39
                                              ==========                       ==========

Interest-bearing liabilities:
  Deposits                                    $  652,710    16,037     2.46    $  677,800     23,060     3.40
  FHLB advances                                  273,147    15,200     5.56       265,614     15,496     5.83
                                              ----------   -------   ------    ----------    -------   ------

     Total interest-bearing liabilities       $  925,857    31,237     3.37    $  943,414     38,556     4.09
                                              ==========   -------   ------    ==========    -------   ------

Net interest income/Interest rate spread                   $23,638     2.06%                 $27,446     2.30%
                                                           =======   ======                  =======   ======

Net interest margin(3)                                                 2.34%                             2.66%
                                                                     ======                            ======

Average interest-earning assets to average
  interest-bearing liabilities                                       109.18%                           109.48%
                                                                     ======                            ======

                                                                  YEAR ENDED DECEMBER 31,
                                                                            2001
                                                               AVERAGE    INTEREST   AVERAGE
                                                             OUTSTANDING   EARNED/    YIELD/
                                                               BALANCE      PAID       RATE
                                                                   (Dollars in thousands)
Interest-earning assets:
  Loans receivable(1)                                         $891,220    $69,461     7.79%
  Mortgage-backed securities(2)                                 18,561      1,059     5.71
  Investment securities(2)                                      11,621        696     5.99
  Interest-bearing deposits and other
    interest-earning assets                                     72,052      3,156     4.38
                                                              --------    -------   ------
     Total interest-earning assets                            $993,454     74,372     7.49
                                                              ========

Interest-bearing liabilities:
  Deposits                                                    $638,581     31,324     4.91
  FHLB advances                                                280,747     17,109     6.09
                                                              --------    -------   ------

     Total interest-bearing liabilities                       $919,328     48,433     5.27
                                                              ========    -------   ------

Net interest income/Interest rate spread                                  $25,939     2.22%
                                                                          =======   ======

Net interest margin(3)                                                                2.61%
                                                                                    ======

Average interest-earning assets to average
  interest-bearing liabilities                                                      108.06%
                                                                                    ======

----------

(1)   Includes nonaccrual loans and loans held for sale.

(2)   Includes securities designated as available for sale.

(3)   Net interest income as a percent of average interest-earning assets.

RATE/VOLUME TABLE

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

                                                                           YEAR ENDED DECEMBER 31,
                                                          2003 VS. 2002                                2002 VS. 2001
                                                             INCREASE                                    INCREASE
                                                            (DECREASE)                                  (DECREASE)
                                                              DUE TO                                      DUE TO
                                                VOLUME         RATE           TOTAL        VOLUME          RATE          TOTAL
                                                                               (In thousands)
Interest income attributable to:
  Loans receivable(1)                          $(2,217)      $(7,279)      $ (9,496)      $(5,781)      $ (6,202)      $(11,983)
  Mortgage-backed securities                       729        (1,813)        (1,084)        3,729           (265)         3,464
  Investment securities                            215          (493)          (278)        1,052           (203)           849
  Interest-bearing deposits and other(2)          (192)          (77)          (269)          507         (1,207)          (700)
                                               -------       -------       --------       -------       --------       --------
     Total interest income                      (1,465)       (9,662)       (11,127)         (493)        (7,877)        (8,370)

Interest expense attributable to:
  Deposits                                        (826)       (6,197)        (7,023)        1,825        (10,089)        (8,264)
  BORROWINGS                                       472          (768)          (296)         (900)          (713)        (1,613)
                                               -------       -------       --------       -------       --------       --------
     Total interest expense                       (354)       (6,965)        (7,319)          925        (10,802)        (9,877)
                                               -------       -------       --------       -------       --------       --------

Increase(decrease) in net interest income      $(1,111)      $(2,697)      $ (3,808)      $(1,418)      $  2,925       $  1,507
                                               =======       =======       ========       =======       ========       ========

----------

(1)   Includes loans held for sale.

(2)   Includes interest-bearing deposits.

YIELDS EARNED AND RATES PAID

The following table sets forth the weighted-average yields earned on Camco's interest-earning assets, the weighted-average interest rates paid on Camco's interest-bearing liabilities and the interest rate spread between the weighted-average yields earned and rates paid by Camco at the dates indicated.

                                                                                         AT DECEMBER 31,
                                                                                 2003         2002          2001
Weighted-average yield on:
  Loan portfolio(1)                                                              5.81%        6.87%         7.28%
  Investment portfolio(2)                                                        3.40         3.40          3.61
  Total interest-earning assets                                                  5.38         6.52          6.63

Weighted-average rate paid on:
  Deposits                                                                       2.10         2.86          4.08
  FHLB advances                                                                  5.13         5.63          6.02
  Total interest-bearing liabilities                                             2.96         3.65          4.59
                                                                                 ----         ----          ----

Interest rate spread                                                             2.42%        2.87%         2.04%
                                                                                 ====         ====          ====

----------

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

      The Bank's Asset/Liability Management Committee ("ALCO"), which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk within Board-approved policy limits. The Bank's current interest rate risk position is determined by measuring the anticipated change in net interest income over a 12 month horizon assuming a 200 basis point (bp) instantaneous and parallel shift (linear) increase or decrease in all interest rates. Given the current federal funds rate of 1.0% at December 31, 2003, a linear 100bp decrease was modeled in the estimated earnings sensitivity profile in place of the linear 200bp decrease in accordance with the Bank's interest rate risk policy. Current policy limits this exposure to plus or minus 25% of net interest income for a 12-month horizon.

      The following table shows the Bank's estimated earnings sensitivity profile as of December 31, 2003:

         CHANGE IN                                   PERCENTAGE CHANGE IN
      INTEREST RATES                                  NET INTEREST INCOME
      (BASIS POINTS)                                       12 MONTHS
      --------------                                       ---------
           +200                                              8.6%
           -100                                             (6.8)%

      Given a 200bp linear increase in the yield curve used in the simulation model, it is estimated net interest income for the Bank would increase by 8.6% over one year. A 100bp linear decrease in interest rates would decrease net interest income by 6.8% over one year. All of these estimated changes in net interest income are within the policy guidelines established by the Board of Directors. Management does not expect any significant adverse effect on net interest income in 2003 based on the composition of the portfolio and anticipated upward trends in rates.

      In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bank has developed sale procedures for several types of interest-sensitive assets. Generally, all long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA") guidelines are sold for cash upon origination. A total of $279.0 million and $240.5 million of such loans were sold to the FHLMC, FNMA and other parties during 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Camco, like other financial institutions, is required under applicable federal regulations to maintain sufficient funds to meet deposit withdrawals, loan commitments and expenses. Liquid assets consist of cash and interest-bearing deposits in other financial institutions, investments and mortgage-backed securities. Management monitors and assesses liquidity needs daily in order to meet deposit withdrawals, loan commitments and expenses.

The following table sets forth information regarding the Bank's obligations and commitments to make future payments under contract as of December 31, 2003.

                                                                 PAYMENTS DUE BY PERIOD
                                                      LESS                                    MORE
                                                      THAN          1-3           3-5         THAN
                                                     1 YEAR        YEARS         YEARS       5 YEARS         TOTAL
                                                                           (In thousands)
Contractual obligations:
  Operating lease obligations                       $    205      $    229      $    169     $    219      $    822
  Advances from the Federal Home Loan Bank            29,408         1,168        23,722      208,437       262,735
  Certificates of deposit                            178,290       146,297        37,420          586       362,593

Amount of commitments expiration per period
  Commitments to originate loans:
    Overdraft lines of credit                            892            --            --           --           892
    Home equity/commercial lines of credit            58,937            --            --           --        58,937
    One- to four-family and multi-family loans         4,237            --            --           --         4,237
    Non-residential real estate and land loans        11,227            --            --           --        11,227
                                                    --------      --------      --------     --------      --------

         Total contractual obligations              $283,196      $147,694      $ 61,311     $209,242      $701,443
                                                    ========      ========      ========     ========      ========

Advantage Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Based upon historical deposit flow data, the Bank's competitive pricing in its market and management's experience, management believes that a significant portion of maturing certificates of deposit will remain with the Bank.

The Bank engages in off-balance sheet credit-related activities that could require Advantage to make cash payments in the event that specified future events occur. The contractual amounts of these activities represent the maximum exposure to the Bank. However, certain off-balance sheet commitments are expected to expire or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. These off-balance sheet activities are necessary to meet the financing needs of the Bank's customers.

Liquidity management is both a daily and long-term function of Advantage's management strategy. In the event that the Bank should require funds beyond its ability to generate them internally, additional funds are available through the use of FHLB advances, brokered deposits, and through the sales of loans and/or securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Camco Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Camco Financial Corporation as of December 31, 2003 and 2002, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camco Financial Corporation as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ GRANT THORNTON LLP

Cincinnati, Ohio
February 5, 2004

                           CAMCO FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                  December 31,
                        (In thousands, except share data)

         ASSETS                                                                                  2003              2002
Cash and due from banks                                                                   $    22,807       $    20,215
Interest-bearing deposits in other financial institutions                                      30,904            36,807
                                                                                          -----------       -----------
         Cash and cash equivalents                                                             53,711            57,022

Investment securities available for sale - at market                                           27,008            38,789
Investment securities held to maturity - at cost, approximate market
  value of $1,204 and $5,501 as of December 31, 2003 and 2002, respectively                     1,130             5,368
Mortgage-backed securities available for sale - at market                                      77,916            97,332
Mortgage-backed securities held to maturity - at cost, approximate market
  value of $7,839 and $20,634 as of December 31, 2003 and 2002, respectively                    7,704            20,000
Loans held for sale - at lower of cost or market                                                5,457            55,493
Loans receivable - net                                                                        799,625           741,465
Office premises and equipment - net                                                            13,380            14,492
Real estate acquired through foreclosure                                                        1,463             1,589
Federal Home Loan Bank stock - at cost                                                         24,494            23,539
Accrued interest receivable                                                                     4,088             4,922
Prepaid expenses and other assets                                                               1,524             2,130
Cash surrender value of life insurance                                                         17,740            17,372
Goodwill - net of accumulated amortization                                                      2,953             2,953
Prepaid federal income taxes                                                                      958               774
                                                                                          -----------       -----------

         Total assets                                                                     $ 1,039,151       $ 1,083,240
                                                                                          ===========       ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                  $   671,274       $   694,072
Advances from the Federal Home Loan Bank                                                      262,735           276,276
Advances by borrowers for taxes and insurance                                                   3,494             3,509
Accounts payable and accrued liabilities                                                        4,102             4,298
Dividends payable                                                                               1,063             1,046
Deferred federal income taxes                                                                   3,940             5,438
                                                                                          -----------       -----------
         Total liabilities                                                                    946,608           984,639

Commitments                                                                                        --                --

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares; no shares outstanding                 --                --
  Common stock - $1 par value; authorized 14,900,000 shares; 8,428,946 and
    8,311,145 shares issued at December 31, 2003 and 2002, respectively                         8,429             8,311
  Additional paid-in capital                                                                   55,132            54,063
  Retained earnings - substantially restricted                                                 45,121            42,497
  Accumulated other comprehensive income - unrealized gains on securities
    designated as available for sale, net of related tax effects                                  206             2,098
  Less 1,096,523 and 622,260 shares of treasury stock at December 31, 2003 and 2002,
    respectively - at cost                                                                    (16,345)           (8,368)
                                                                                          -----------       -----------
         Total stockholders' equity                                                            92,543            98,601
                                                                                          -----------       -----------

         Total liabilities and stockholders' equity                                       $ 1,039,151       $ 1,083,240
                                                                                          ===========       ===========

The accompanying notes are an integral part of these statements.

                           CAMCO FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

              For the years ended December 31, 2003, 2002 and 2001
                      (In thousands, except per share data)

                                                                            2003           2002           2001
Interest income
  Loans                                                                 $ 47,982       $ 57,478       $ 69,461
  Mortgage-backed securities                                               3,439          4,523          1,059
  Investment securities                                                    1,267          1,545            696
  Interest-bearing deposits and other                                      2,187          2,456          3,156
                                                                        --------       --------       --------
         Total interest income                                            54,875         66,002         74,372

Interest expense
  Deposits                                                                16,037         23,060         31,324
  Borrowings                                                              15,200         15,496         17,109
                                                                        --------       --------       --------
         Total interest expense                                           31,237         38,556         48,433
                                                                        --------       --------       --------

         Net interest income                                              23,638         27,446         25,939

Provision for losses on loans                                              1,446          1,169            759
                                                                        --------       --------       --------

         Net interest income after provision for losses on loans          22,192         26,277         25,180

Other income
  Late charges, rent and other                                             1,964          2,115          1,975
  Title fees                                                               1,596          1,259          1,137
  Loan servicing fees                                                      1,617          1,554          1,378
  Gain on sale of loans - net                                              3,607          2,767          2,194
  Valuation of mortgage servicing rights - net                               543          1,370           (461)
  Service charges and other fees on deposits                               1,157          1,014            838
  Gain on sale of investment and mortgage-backed securities                  839             29             --
  Gain (loss) on sale of real estate acquired through foreclosure             52             (8)            62
  Gain on sale of premises and equipment                                      36             --             30
                                                                        --------       --------       --------
         Total other income                                               11,411         10,100          7,153

General, administrative and other expense
  Employee compensation and benefits                                      10,516         10,168          7,887
  Occupancy and equipment                                                  3,783          3,459          3,172
  Data processing                                                          1,330          1,178          1,345
  Advertising                                                                763            794            705
  Franchise taxes                                                          1,170            821          1,118
  Amortization of goodwill                                                    --             --            150
  Other operating                                                          4,842          5,262          4,571
  Federal Home Loan Bank advance prepayment fees                           1,292             --             --
  Restructuring charges (credits) related to charter consolidation            --           (112)           950
                                                                        --------       --------       --------
         Total general, administrative and other expense                  23,696         21,570         19,898
                                                                        --------       --------       --------

         Earnings before federal income taxes                              9,907         14,807         12,435

Federal income taxes
  Current                                                                  3,574          3,149          2,715
  Deferred                                                                  (523)         1,653          1,176
                                                                        --------       --------       --------
         Total federal income taxes                                        3,051          4,802          3,891
                                                                        --------       --------       --------

         NET EARNINGS                                                   $  6,856       $ 10,005       $  8,544
                                                                        ========       ========       ========

         EARNINGS PER SHARE
           Basic                                                        $    .92       $   1.27       $   1.20
                                                                        ========       ========       ========

           Diluted                                                      $    .91       $   1.25       $   1.19
                                                                        ========       ========       ========

The accompanying notes are an integral part of these statements.

                           CAMCO FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              For the years ended December 31, 2003, 2002 and 2001
                                 (In thousands)

                                                                               2003           2002         2001
Net earnings                                                                $ 6,856       $ 10,005       $8,544

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(689), $1,035 and $53 in 2003, 2002
    and 2001, respectively                                                   (1,338)         2,010          103

  Reclassification adjustment for realized gains included in earnings, net of taxes of $285 and $10 for the years ended December 31,
    2003 and 2002, respectively                                                (554)           (19)          --
                                                                            -------       --------       ------

Comprehensive income                                                        $ 4,964       $ 11,996       $8,647
                                                                            =======       ========       ======

Accumulated other comprehensive income                                      $   206       $  2,098       $  107
                                                                            =======       ========       ======

The accompanying notes are an integral part of these statements.

                           CAMCO FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the years ended December 31, 2003, 2002 and 2001
                      (In thousands, except per share data)

                                                                                            UNREALIZED
                                                                                          GAINS (LOSSES)
                                                                                          ON SECURITIES
                                                                ADDITIONAL                  DESIGNATED                    TOTAL
                                                       COMMON     PAID-IN     RETAINED     AS AVAILABLE    TREASURY    STOCKHOLDERS'
                                                        STOCK     CAPITAL     EARNINGS       FOR SALE        STOCK        EQUITY
Balance at January 1, 2001                             $7,058     $41,551     $ 31,553       $     4       $ (1,416)     $ 78,750

Stock options exercised                                   116       1,146           --            --             --         1,262
Cash dividends declared - $.48 per share                   --          --       (3,476)           --             --        (3,476)
Net earnings for the year ended December 31, 2001          --          --        8,544            --             --         8,544
Purchase of Columbia Financial of Kentucky, Inc.          963       9,025           --            --             --         9,988
Unrealized gains on securities designated as
  available for sale, net of related tax effects           --          --           --           103             --           103
                                                       ------     -------     --------       -------       --------      --------

Balance at December 31, 2001                            8,137      51,722       36,621           107         (1,416)       95,171

Finalization of Columbia Financial acquisition             --         432           --            --           (638)         (206)
Stock options exercised                                   174       1,909           --            --             --         2,083
Cash dividends declared - $.525 per share                  --          --       (4,129)           --             --        (4,129)
Net earnings for the year ended December 31, 2002          --          --       10,005            --             --        10,005
Purchase of treasury shares                                --          --           --            --         (6,314)       (6,314)
Unrealized gains on securities designated as
  available for sale, net of related tax effects           --          --           --         1,991             --         1,991
                                                       ------     -------     --------       -------       --------      --------

Balance at December 31, 2002                            8,311      54,063       42,497         2,098         (8,368)       98,601

Stock options exercised                                   118       1,069           --            --             --         1,187
Cash dividends declared - $.57 per share                   --          --       (4,232)           --             --        (4,232)
Net earnings for the year ended December 31, 2003          --          --        6,856            --             --         6,856
Purchase of treasury shares                                --          --           --            --         (7,977)       (7,977)
Unrealized losses on securities designated as
  available for sale, net of related tax effects           --          --           --        (1,892)            --        (1,892)
                                                       ------     -------     --------       -------       --------      --------

Balance at December 31, 2003                           $8,429     $55,132     $ 45,121       $   206       $(16,345)     $ 92,543
                                                       ======     =======     ========       =======       ========      ========

The accompanying notes are an integral part of these statements.

                           CAMCO FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 2003, 2002 and 2001
                                 (In thousands)

                                                                                         2003            2002            2001
Cash flows from operating activities:
  Net earnings for the year                                                         $   6,856       $  10,005       $   8,544
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of goodwill                                                               --              --             150
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                                  2,418             828              87
    Amortization of mortgage servicing rights - net                                     2,922           1,404           2,848
    Depreciation and amortization                                                       1,879           1,714           1,655
    Amortization of purchase accounting adjustments - net                                   5             242             303
    Provision for losses on loans                                                       1,446           1,169             759
    Provision for losses on real estate acquired through foreclosure                       30             131              --
    Amortization of deferred loan origination fees                                       (398)           (609)           (683)
    (Gain) loss on sale of real estate acquired through foreclosure                       (52)              8             (62)
    Gain on sale of investment and mortgage-backed securities
      transactions                                                                       (839)            (29)             --
    Gain on sale of office premises and equipment                                         (36)             --             (30)
    Federal Home Loan Bank stock dividends                                               (955)         (1,058)         (1,367)
    Gain on sale of loans                                                              (3,607)         (2,767)         (2,194)
    Loans originated for sale in the secondary market                                (228,969)       (274,597)       (232,499)
    Proceeds from sale of mortgage loans in the secondary market                      282,612         243,316         217,483
    Tax benefits related to exercise of stock options                                     210             197              --
    Increase (decrease) in cash, net of acquisition of Columbia Financial of Kentucky, Inc., due to changes in:
        Accrued interest receivable                                                       834             847             893
        Prepaid expenses and other assets                                                 606           2,649          (2,921)
        Accounts payable and other liabilities                                           (196)         (6,537)          2,432
        Federal income taxes
          Current                                                                        (184)           (182)           (248)
          Deferred                                                                       (523)          1,653           1,176
                                                                                    ---------       ---------       ---------
         Net cash provided by (used in) operating activities                           64,059         (21,616)         (3,674)

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities                                    21,596          41,251          19,480
  Proceeds from sale of investment securities designated as available for sale          3,811              44              --
  Purchase of investment securities designated as available for sale                  (10,341)        (64,942)             --
  Purchase of investment securities designated as held to maturity                         --          (1,048)        (10,495)
  Proceeds from sale of mortgage-backed securities designated as
    available for sale                                                                 59,111           1,087              --
  Purchase of mortgage-backed securities designated as available for sale            (112,989)       (113,125)             --
  Purchase of mortgage-backed securities designated as held to maturity                  (961)             --         (15,228)
  Principal repayments on mortgage-backed securities                                   83,058          34,377           4,865
  Loan disbursements                                                                 (378,511)       (297,668)       (126,582)
  Purchases of loans                                                                  (12,056)         (3,181)         (2,527)
  Principal repayments on loans                                                       324,463         407,042         268,347
  Purchase of office premises and equipment - net                                        (876)         (1,852)         (1,711)
  Proceeds from sale of office premises and equipment                                     145             355             119
  Proceeds from sale of real estate acquired through foreclosure                        4,158             651           1,806
  Additions to real estate acquired through foreclosure                                    --             (12)            (60)
  Purchase of Federal Home Loan Bank stock                                                 --              --            (100)
  Purchase of life insurance                                                               --            (825)         (9,445)
  Proceeds from redemption of life insurance                                              422              --              --
  Net increase in cash surrender value of life insurance                                 (790)           (796)           (307)
  Purchase of Columbia Financial of Kentucky, Inc.                                         --            (206)         (3,000)
                                                                                    ---------       ---------       ---------
         Net cash provided by (used in) investing activities                          (19,760)          1,152         125,162
                                                                                    ---------       ---------       ---------
         Net cash provided by (used in) operating and investing
           activities (balance carried forward)                                        44,299         (20,464)        121,488
                                                                                    ---------       ---------       ---------

                           CAMCO FINANCIAL CORPORATION

              For the years ended December 31, 2003, 2002 and 2001
                                 (In thousands)

                                                                                     2003            2002            2001
         Net cash provided by (used in) operating and investing
           activities (balance brought forward)                                  $ 44,299       $ (20,464)      $ 121,488

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                             (22,798)        (36,003)         16,716
  Proceeds from Federal Home Loan Bank advances                                    73,850          68,500          50,451
  Repayment of Federal Home Loan Bank advances                                    (87,432)        (51,151)       (105,072)
  Dividends paid on common stock                                                   (4,215)         (4,045)         (3,346)
  Proceeds from exercise of stock options                                             977           1,886           1,262
  Purchase of treasury shares                                                      (7,977)         (6,314)             --
  Decrease in advances by borrowers for taxes and insurance                           (15)           (351)           (604)
                                                                                 --------       ---------       ---------
         Net cash used in financing activities                                    (47,610)        (27,478)        (40,593)
                                                                                 --------       ---------       ---------

Net increase (decrease) in cash and cash equivalents                               (3,311)        (47,942)         80,895

Cash and cash equivalents at beginning of year                                     57,022         104,964          24,069
                                                                                 --------       ---------       ---------
Cash and cash equivalents at end of year                                         $ 53,711       $  57,022       $ 104,964
                                                                                 ========       =========       =========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest on deposits and borrowings                                          $ 31,452       $  38,387       $  48,792
                                                                                 ========       =========       =========

    Income taxes                                                                 $  3,570       $   2,848       $   3,528
                                                                                 ========       =========       =========

Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure               $  4,010       $   1,270       $   3,208
                                                                                 ========       =========       =========

  Issuance of mortgage loans upon sale of real estate acquired through
    foreclosure                                                                  $  2,399       $   1,054       $   1,182
                                                                                 ========       =========       =========

  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                   $ (1,338)      $   2,010       $     103
                                                                                 ========       =========       =========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                 $  3,465       $   2,729       $   2,338
                                                                                 ========       =========       =========

Supplemental disclosure of noncash financing activities:
  Dividends declared but unpaid                                                  $  1,063       $   1,046       $     962
                                                                                 ========       =========       =========

Fair value of assets received in acquisition of
  Columbia Financial of Kentucky, Inc.                                           $     --       $      --       $ 110,422
                                                                                 ========       =========       =========

The accompanying notes are an integral part of these statements.

                           CAMCO FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001

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

      During 2001, Camco's Board of Directors approved a business combination that was completed in November 2001, whereby Columbia Financial of Kentucky, Inc. ("Columbia Financial"), the parent of Columbia Federal Savings Bank ("Columbia Federal"), was merged into Camco. Following the merger, Columbia Federal became a division of Advantage. The business combination was accounted for using the purchase method of accounting. Accordingly, the 2001 consolidated financial statements herein include the accounts of Columbia Federal only from the November 15, 2001 consummation date.

      The business activities of Camco are limited primarily to holding the common stock of the Bank and Camco Title Insurance Agency ("Camco Title") and one second tier subsidiary, Camco Mortgage Corporation. Effective October 1, 2003, Camco Mortgage Corporation was dissolved and its operations became a part of the Bank. The Corporation's results of operations are economically dependent upon the results of Advantage's operations. Advantage conducts a general banking business within Ohio, West Virginia and northern Kentucky which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. Advantage's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by Advantage can be significantly influenced by a number of factors, such as governmental monetary policy, that are outside of management's control.

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

                        December 31, 2003, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      1. Principles of Consolidation

      The consolidated financial statements include the accounts of the Corporation and its wholly-owned and, for periods prior to October 1, 2003, its second tier subsidiaries. All significant intercompany balances and transactions have been eliminated.

      2. Investment Securities and Mortgage-Backed Securities

      The Corporation accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments be categorized as held to maturity, trading, or available for sale. Securities classified as held to maturity are carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Securities designated as available for sale are carried at fair value with resulting unrealized gains or losses recorded to stockholders' equity. Investment and mortgage-backed securities are classified as held to maturity or available for sale upon acquisition. Realized gains and losses on sales of securities are recognized using the specific identification method.

      3. Loans Receivable

      Loans held in portfolio are stated at the principal amount outstanding, adjusted for deferred loan origination fees and costs, capitalized mortgage servicing rights and the allowance for loan losses.

      Interest is accrued as earned unless the collectibility of the loan is in doubt. Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued and not received, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status.

      Loans held for sale are carried at the lower of cost (less principal payments received) or fair value (market value), calculated on an aggregate basis. At December 31, 2003 and 2002, loans held for sale were carried at cost.

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

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

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

      The Corporation recorded amortization related to mortgage servicing rights totaling approximately $2.9 million, $2.1 million and $1.5 million, for the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, the Corporation recorded an impairment charge on mortgage servicing rights totaling $1.3 million in 2001. During 2002, the Corporation recaptured approximately $640,000 of the impairment based upon an independent appraisal of the mortgage servicing rights. The carrying value of the Corporation's mortgage servicing rights, which approximated their fair value, totaled approximately $6.6 million and $6.0 million at December 31, 2003 and 2002, respectively.

      At December 31, 2003 and 2002, the Bank was servicing mortgage loans of approximately $587.8 million and $575.4 million, respectively, that have been sold to the Federal Home Loan Mortgage Corporation and other investors.

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

      5. Allowance for Loan Losses

      It is the Corporation's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions in the Bank's primary market areas. When the collection of a loan becomes doubtful, or otherwise troubled, the Corporation records a charge-off or an allowance equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Such provision is based on management's estimate of the fair value of the underlying collateral, taking into consideration the current and currently anticipated future operating or sales conditions. As a result, such estimates are particularly susceptible to changes that could result in a material adjustment to results of operations in the near term. Recovery of the carrying value of such loans is dependent to a great extent on economic, operating, and other conditions that may be beyond the Corporation's control.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

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

      The Bank's impaired loan information is as follows at December 31:

                                                        2003                    2002
                                                              (In thousands)
      Impaired loans with related allowance             $  --                  $ 984
      Impaired loans with no related allowance            827                     --
                                                        -----                  -----

           Total impaired loans                         $ 827                  $ 984
                                                        =====                  =====

                                                         2003       2002        2001
                                                               (In thousands)
      Allowance on impaired loans
        Beginning balance                               $ 282       $  --      $  --
        Provision                                         136         282         --
        Charge-off                                       (418)         --         --
                                                        -----       -----      -----
        Ending balance                                  $  --       $ 282      $  --
                                                        =====       =====      =====

      Average balance of impaired loans                 $ 809       $ 971      $  --
      Interest income recognized on impaired loans      $  98       $  50      $  --

      The allowance for impaired loans is included in the Bank's overall allowance for credit losses. The provision necessary to increase this allowance is included in the Bank's overall provision for losses on loans.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      Camco evaluated the unamortized goodwill balance of $3.0 million during both 2003 and 2002 in accordance with the provisions of SFAS No. 142 via independent third-party appraisal. The evaluations showed no indication of impairment. The adoption of SFAS No. 142 has resulted in the elimination of annual goodwill amortization of approximately $150,000.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      8. Goodwill (continued)

      The following table displays the pro forma effects on net earnings and earnings per share as if SFAS No. 142 had been applicable to the year ended December 31, 2001.

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                  2003               2002              2001
                                                    (In thousands, except per share amounts)
      Reported net earnings                      $6,856            $10,005            $8,544

      Add back: goodwill amortization                --                 --               150
                                                 ------            -------            ------

      Adjusted net earnings                      $6,856            $10,005            $8,694
                                                 ======            =======            ======

      BASIC EARNINGS PER SHARE:
        As reported                              $  .92            $  1.27            $ 1.20
        Goodwill amortization                        --                 --               .03
                                                 ------            -------            ------

        As adjusted                              $  .92            $  1.27            $ 1.23
                                                 ======            =======            ======

      DILUTED EARNINGS PER SHARE:
        As reported                              $  .91            $  1.25            $ 1.19
        Goodwill amortization                        --                 --               .02
                                                 ------            -------            ------

        As adjusted                              $  .91            $  1.25            $ 1.21
                                                 ======            =======            ======

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

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      10. Earnings Per Share

      Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under outstanding stock options. The computations were as follows for the years ended December 31:

                                                    2003           2002           2001
      Weighted-average common shares
        outstanding (basic)                    7,491,977      7,908,786      7,096,960

      Dilutive effect of assumed exercise
        of stock options                          74,390         97,094         93,546
                                               ---------      ---------      ---------
      Weighted-average common shares
        outstanding (diluted)                  7,566,367      8,005,880      7,190,506
                                               =========      =========      =========

      Options to purchase 65,441 and 176,714 shares of common stock at respective weighted-average exercise prices of $14.83 and $13.11 were outstanding at December 31, 2002 and 2001, respectively, but were excluded from the computation of diluted earnings per share for those years because the exercise price was greater than the average market price of the common shares. There were no anti-dilutive options outstanding for the year ended December 31, 2003.

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

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

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

                                                                        2003            2002           2001
                                                                      (In thousands, except per share data)
      NET EARNINGS                                   As reported      $6,856         $10,005         $8,544
                            Stock-based compensation, net of tax         (20)             (4)            (5)
                                                                      ------         -------         ------

                                                       Pro-forma      $6,836         $10,001         $8,539
                                                                      ======         =======         ======

      EARNINGS PER SHARE
        BASIC                                        As reported      $  .92         $  1.27         $ 1.20
                            Stock-based compensation, net of tax        (.01)           (.01)            --
                                                                      ------         -------         ------

                                                       Pro-forma      $  .91         $  1.26         $ 1.20
                                                                      ------         -------         ------

        DILUTED                                      As reported      $  .91         $  1.25         $ 1.19
                            Stock-based compensation, net of tax        (.01)             --             --
                                                                      ------         -------         ------

                                                       Pro-forma      $  .90         $  1.25         $ 1.19
                                                                      ======         =======         ======

      The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during 2003, 2002 and 2001: dividend yield of 3.50%, 3.84% and 4.07%, respectively; expected volatility of 16.88%, 16.34% and 17.06%, respectively; a risk-free interest rate of 3.95%, 2.00% and 3.00%, respectively; and an expected life of ten years for all grants.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      11. Stock Option Plans (continued)

      A summary of the status of the Corporation's stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates is presented below:

                                                      2003                      2002                       2001
                                                          WEIGHTED-                   WEIGHTED-                  WEIGHTED-
                                                           AVERAGE                     AVERAGE                    AVERAGE
                                                          EXERCISE                    EXERCISE                   EXERCISE
                                               SHARES       PRICE        SHARES         PRICE       SHARES         PRICE
      Outstanding at beginning of year        323,291       $ 9.79       503,005       $10.16       688,655       $10.53
      Granted                                  56,948        16.13         3,700        14.55         8,500        11.93
      Exercised                              (117,800)        7.60      (174,106)       10.84      (115,656)       10.91
      Forfeited                                (5,367)       13.92        (9,308)       11.91       (78,494)       12.50
                                             --------       ------      --------       ------      --------       ------

      Outstanding at end of year              257,072       $12.11       323,291       $ 9.79       503,005       $10.16
                                             ========       ======      ========       ======      ========       ======

      Options exercisable at year-end         211,780       $11.25       323,291       $ 9.79       503,005       $10.16
                                             ========       ======      ========       ======      ========       ======
      Weighted-average fair value of
        options granted during the year                     $ 2.60                     $ 1.36                     $ 1.37
                                                            ======                     ======                     ======

      The following information applies to options outstanding at December 31, 2003:

                                                       NUMBER OUTSTANDING      RANGE OF EXERCISE PRICES
                                                              65,726                 $7.40 - $9.74
                                                             134,398                $9.75 - $14.55
                                                              56,948                        $16.13
                                                             -------

                                                             257,072                        $12.11
                                                             -------                        ======

      Weighted-average remaining contractual life                                        5.9 years

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

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

                  Deposits: The fair values of deposits with no stated maturity, such as money market demand deposits, savings and NOW accounts, are deemed to equal the amount payable on demand as of December 31, 2003 and 2002. The fair value of fixed-rate certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

                        December 31, 2003, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      12. Fair Value of Financial Instruments (continued)

                  Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At December 31, 2003 and 2002, the difference between the fair value and notional amount of loan commitments was not material.

      Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments are as follows:

                                                                               DECEMBER 31,
                                                                      2003                            2002
                                                             CARRYING            FAIR        CARRYING            FAIR
                                                                VALUE           VALUE           VALUE           VALUE
                                                                                (In thousands)
      Financial assets
        Cash and cash equivalents                          $   53,711      $   53,711      $   57,022      $   57,022
        Investment securities                                  28,138          28,212          44,157          44,290
        Mortgage-backed securities                             85,620          85,755         117,332         117,966
        Loans receivable                                      805,082         810,113         796,958         814,539
        Federal Home Loan Bank stock                           24,494          24,494          23,539          23,539
                                                           ----------      ----------      ----------      ----------

                                                           $  997,045      $1,002,285      $1,039,008      $1,057,356
                                                           ==========      ==========      ==========      ==========

      Financial liabilities
        Deposits                                           $  671,274      $  677,953      $  694,072      $  704,428
        Advances from the Federal Home Loan Bank              262,735         288,732         276,276         309,758
        Advances by borrowers for taxes and insurance           3,494           3,494           3,509           3,509
                                                           ----------      ----------      ----------      ----------

                                                           $  937,503      $  970,179      $  973,857      $1,017,695
                                                           ==========      ==========      ==========      ==========

      13. Cash and Cash Equivalents

      Cash and cash equivalents consist of cash and due from banks and interest-bearing deposits in other financial institutions with original maturities of three months or less.

      14. Advertising

      Advertising costs are expensed when incurred.

      15. Reclassifications

      Certain prior year amounts have been reclassified to conform to the 2003 consolidated financial statement presentation.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      16. Effects of Recent Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management adopted SFAS No. 146 effective January 1, 2003, as required, without material effect on the Corporation's financial condition or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Camco has no variable interest entities. The Corporation adopted FIN 46 effective July 1, 2003, as required, without material effect on its financial position and results of operations.

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

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

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

NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

      The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at December 31, 2003 and 2002 are as follows:

                                                                                      2003
                                                                                GROSS         GROSS     ESTIMATED
                                                              AMORTIZED    UNREALIZED    UNREALIZED          FAIR
                                                                   COST         GAINS        LOSSES         VALUE
                                                                                (In thousands)
      HELD TO MATURITY:
        Municipal bonds                                        $  1,130      $     74      $     --      $  1,204

      AVAILABLE FOR SALE:
        U.S. Government agency obligations                       25,640           241            --        25,881
        Municipal bonds                                             625            26            --           651
        Corporate equity securities                                 330           146            --           476
                                                               --------      --------      --------      --------
           Total investment securities available for sale        26,595           413            --        27,008
                                                               --------      --------      --------      --------

           Total investment securities                         $ 27,725      $    487      $     --      $ 28,212
                                                               ========      ========      ========      ========

                                                                                      2002
                                                                                GROSS         GROSS     ESTIMATED
                                                              AMORTIZED    UNREALIZED    UNREALIZED          FAIR
                                                                   COST         GAINS        LOSSES         VALUE
                                                                                (In thousands)
      HELD TO MATURITY:
        U.S. Government agency obligations                     $  4,233      $     73      $     --      $  4,306
        Municipal bonds                                           1,135            60            --         1,195
                                                               --------      --------      --------      --------
           Total investment securities held to maturity           5,368           133            --         5,501

      AVAILABLE FOR SALE:
        U.S. Government agency obligations                       35,557           447            --        36,004
        Municipal bonds                                           2,414            65            16         2,463
        Corporate equity securities                                 330            35            43           322
                                                               --------      --------      --------      --------
           Total investment securities available for sale        38,301           547            59        38,789
                                                               --------      --------      --------      --------

           Total investment securities                         $ 43,669      $    680      $     59      $ 44,290
                                                               ========      ========      ========      ========

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (continued)

      The amortized cost and estimated fair value of investment securities at December 31, 2003 (including securities designated as available for sale) by contractual term to maturity are shown below.

                                                                           ESTIMATED
                                                          AMORTIZED             FAIR
                                                               COST            VALUE
                                                                 (In thousands)
      Due in one year or less                               $14,211          $14,322
      Due after one year through five years                  12,241           12,419
      Due after five years                                      943              995
                                                            -------          -------
           Total investment securities                       27,395           27,736

      Corporate equity securities                               330              476
                                                            -------          -------

           Total                                            $27,725          $28,212
                                                            =======          =======

      Proceeds from sales of investment securities during the years ended December 31, 2003 and 2002, totaled $3.8 million and $44,000, respectively, resulting in gross realized gains of $99,000 and $27,000 in those respective years.

      The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at December 31, 2003 and 2002, are as follows:

                                                                                2003
                                                                          GROSS             GROSS         ESTIMATED
                                                    AMORTIZED        UNREALIZED        UNREALIZED              FAIR
                                                         COST             GAINS            LOSSES             VALUE
                                                                            (In thousands)
      HELD TO MATURITY:
        FNMA                                         $  3,865          $    103          $      9          $  3,959
        FHLMC                                           2,437                27                11             2,453
        GNMA                                              875                27                 1               901
        Other                                             527                --                 1               526
                                                     --------          --------          --------          --------
           Total mortgage-backed securities
             held to maturity                           7,704               157                22             7,839

      AVAILABLE FOR SALE:
        FNMA                                           29,853                68               276            29,645
        FHLMC                                          48,122               209               108            48,223
        GNMA                                               42                 6                --                48
                                                     --------          --------          --------          --------
           Total mortgage-backed securities
             available for sale                        78,017               283               384            77,916
                                                     --------          --------          --------          --------
      Total mortgage-backed securities               $ 85,721          $    440          $    406          $ 85,755
                                                     ========          ========          ========          ========

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (continued)

                                                                                 2002
                                                                          GROSS             GROSS    ESTIMATED
                                                    AMORTIZED        UNREALIZED        UNREALIZED          FAIR
                                                         COST             GAINS            LOSSES         VALUE
                                                                           (In thousands)
      HELD TO MATURITY:
        FNMA                                         $ 11,831          $    360          $     --      $ 12,191
        FHLMC                                           6,614               214                 8         6,820
        GNMA                                            1,546                66                --         1,612
        Other                                               9                 2                --            11
                                                     --------          --------          --------      --------
           Total mortgage-backed securities
             held to maturity                          20,000               642                 8        20,634

      AVAILABLE FOR SALE:
        FNMA                                           55,255             1,821                --        57,076
        FHLMC                                          35,633               779                 8        36,404
        GNMA                                            3,753                99                --         3,852
                                                     --------          --------          --------      --------
           Total mortgage-backed securities
             available for sale                        94,641             2,699                 8        97,332
                                                     --------          --------          --------      --------

      Total mortgage-backed securities               $114,641          $  3,341          $     16      $117,966
                                                     ========          ========          ========      ========

      The amortized cost of mortgage-backed securities, including those designated as available for sale at December 31, 2003, by contractual terms to maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties.

                                                                                                   AMORTIZED COST
                                                                                                   (In thousands)
      Due within one year or less                                                                       $    18
      Due after one year through five years                                                              19,107
      Due after five years through ten years                                                             52,468
      Due after ten years                                                                                14,128
                                                                                                        -------

                                                                                                        $85,721
                                                                                                        -------

      During the year ended December 31, 2003, the Bank sold mortgage-backed securities totaling $58.4 million resulting in gross realized gains of $740,000. During the year ended December 31, 2002, the Bank sold mortgage-backed securities totaling $1.1 million resulting in gross realized gains of $7,000 and gross realized losses of $5,000.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES (continued)

      The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2003. The Corporation had no securities in an unrealized loss position for a period greater than 12 months as of December 31, 2003.

                                                            LESS THAN 12 MONTHS
                                                              FAIR    UNREALIZED
      DESCRIPTION OF SECURITIES                              VALUE        LOSSES
                                                               (In thousands)
      Mortgage-backed securities
          Held to maturity                                $  1,513      $     22
          Available for sale                                32,532           384
                                                          --------      --------

      Total temporarily impaired securities               $ 34,045      $    406
                                                          ========      ========

      Management has the intent and ability to hold these securities for the foreseeable future and the decline in the fair value is primarily due to an increase in market interest rates. The fair values are expected to recover as securities approach maturity dates.

NOTE C - LOANS RECEIVABLE

      Loans receivable at December 31 consist of the following:

                                                           2003            2002
                                                             (In thousands)
      Conventional real estate loans:
        Existing residential properties               $ 551,634       $ 509,778
        Multi-family                                     45,116          41,379
        Nonresidential real estate                       51,533          74,094
        Construction                                     44,189          33,122
        Developed building lots                           1,725             535
      Commercial                                         17,747           7,570
      Home equity lines of credit                        89,310          70,184
      Consumer, education and other loans                15,292          18,763
                                                      ---------       ---------
           Total                                        816,546         755,425

      Increase (decrease) due to:
        Undisbursed portion of loans in process         (17,022)        (13,089)
        Unamortized yield adjustments                      (810)         (1,390)
        Capitalized mortgage servicing rights             6,552           6,009
        Allowance for loan losses                        (5,641)         (5,490)
                                                      ---------       ---------

           Loans receivable - net                     $ 799,625       $ 741,465
                                                      =========       =========

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

NOTE C - LOANS RECEIVABLE (continued)

      As depicted above, the Corporation's lending efforts have historically focused on loans secured by existing residential properties, which comprise approximately $551.6 million, or 69%, of the total loan portfolio at December 31, 2003 and approximately $509.8 million, or 69%, of the total loan portfolio at December 31, 2002. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Corporation with adequate collateral coverage in the event of default. Nevertheless, the Corporation, as with any lending institution, is subject to the risk that residential real estate values could deteriorate in its primary lending areas within Ohio, West Virginia, and northern Kentucky, thereby impairing collateral values. However, management believes that residential real estate values in the Corporation's primary lending areas are presently stable.

      The Bank, in the ordinary course of business, has granted loans to certain of its directors, executive officers, and their related interests. Such loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans totaled approximately $1.4 million and $459,000 at December 31, 2003 and 2002, respectively.

NOTE D - ALLOWANCE FOR LOAN LOSSES

      Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

                                                   2003          2002          2001
                                                           (In thousands)
      Balance at beginning of year              $ 5,490       $ 4,256       $ 2,906
      Provision for losses on loans               1,446         1,169           759
      Charge-offs of loans                       (1,319)         (207)         (735)
      Recoveries                                     24           272            26
      Allowance resulting from acquisition           --            --         1,300
                                                -------       -------       -------

      Balance at end of year                    $ 5,641       $ 5,490       $ 4,256
                                                =======       =======       =======

      Nonaccrual and nonperforming loans totaled approximately $13.6 million, $13.6 million and $7.9 million at December 31, 2003, 2002 and 2001, respectively. Interest income that would have been recognized had such nonaccrual loans performed pursuant to contractual terms totaled approximately $808,000, $940,000 and $278,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

NOTE E - OFFICE PREMISES AND EQUIPMENT

      Office premises and equipment at December 31 is summarized as follows:

                                                             2003         2002
                                                              (In thousands)
      Land                                                $ 2,169      $ 2,194
      Buildings and improvements                           13,146       12,973
      Furniture, fixtures and equipment                    10,963       10,471
                                                          -------      -------
                                                           26,278       25,638
      Less accumulated depreciation and amortization       12,898       11,146
                                                          -------      -------

                                                          $13,380      $14,492
                                                          =======      =======

NOTE F - DEPOSITS

      Deposit balances by type and weighted-average interest rate at December 31, 2003 and 2002, are summarized as follows:

                                                                2003                     2002
                                                         AMOUNT       RATE        AMOUNT      RATE
                                                                    (Dollars in thousands)
      Noninterest-bearing checking accounts             $ 22,638        --%      $ 26,313        --%
      NOW accounts                                        82,831      0.42         80,562      1.07
      Money market demand accounts                       128,938      1.44        116,206      2.51
      Passbook and statement savings accounts             74,274      0.25         78,359      0.79
                                                        --------      ----       --------      ----
           Total withdrawable accounts                   308,681      0.80        301,440      1.46
      Certificates of deposit
        Original maturities of:
          Six months to one year                          18,966      1.08         24,537      1.58
          One to two years                                61,186      1.88         79,172      2.82
          Two to five years                              174,487      4.05        179,711      4.96
        Negotiated rate certificates                      40,670      1.76         40,361      2.35
        Individual retirement accounts                    67,284      3.47         68,851      4.27
                                                        --------      ----       --------      ----
           Total certificate accounts                    362,593      3.17        392,632      3.93
                                                        --------      ----       --------      ----

           Total deposits                               $671,274      2.08%      $694,072      2.86%
                                                        ========      ====       ========      ====

      At December 31, 2003 and 2002, the Corporation had certificate of deposit accounts with balances in excess of $100,000 totaling $87.1 million and $89.7 million, respectively.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

NOTE F - DEPOSITS (continued)

      Interest expense on deposits is summarized as follows for the years ended December 31:

                                                  2003         2002         2001
                                                        (In thousands)
      Certificate of deposit accounts          $13,120      $19,185      $26,706
      NOW accounts and money
        market demand accounts                   2,545        3,015        3,059
      Passbook and statement savings
        accounts                                   372          860        1,559
                                               -------      -------      -------

                                               $16,037      $23,060      $31,324
                                               =======      =======      =======

      The contractual maturities of outstanding certificates of deposit are summarized as follows at December 31:

                                                       2003               2002
    YEAR ENDING DECEMBER 31:                              (In thousands)
         2003                                      $     --           $216,958
         2004                                       178,290             74,662
         2005                                        85,268             60,620
         2006                                        61,029             17,180
         After 2006                                  38,006             23,212
                                                   --------           --------

    Total certificate of deposit accounts          $362,593           $392,632
                                                   ========           ========

      At December 31, 2003 and 2002, certain savings deposits were collateralized by a pledge of investment securities, interest-bearing deposits in other banks and letters of credit with the Federal Home Loan Bank totaling $72.4 million and $112.7 million, respectively.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

      Advances from the Federal Home Loan Bank, collateralized at December 31, 2003, by pledges of certain residential mortgage loans totaling $354.7 million and the Bank's investment in Federal Home Loan Bank stock, are summarized as follows:

                                 MATURING YEAR
      INTEREST RATE RANGE      ENDING DECEMBER 31,           2003                2002
                                                               (Dollars in thousands)
      2.48% - 8.20%                       2003             $     --           $ 14,109
      0.96% - 8.20%                       2004               29,408             11,388
      4.43% - 7.60%                       2005                   47             10,516
      5.05% - 6.40%                       2006                1,121              5,062
      5.36% - 6.95%                       2007                1,565              5,624
      4.52% - 6.05%                       2008               22,157             21,964
      2.66% - 7.17%                 Thereafter              208,437            207,613
                                                           --------           --------

                                                           $262,735           $276,276
                                                           ========           ========

      Weighted-average interest rate                           5.13%              5.63%
                                                           --------           --------

      During December 2003, the Corporation elected to prepay $25.4 million of advances bearing a fixed weighted-average interest rate of 5.41%, which resulted in the recognition of a prepayment fee totaling $1.3 million.

NOTE H - FEDERAL INCOME TAXES

      A reconciliation of the effective tax rate to the federal statutory rate is summarized as follows:

                                                                        2003         2002          2001
                                                                               (In thousands)
      Federal income taxes computed at the
        expected statutory rate                                       $ 3,368       $ 5,082       $ 4,253
      Increase (decrease) in taxes resulting from:
        Amortization of goodwill                                           --            --            51
        Nontaxable dividend and interest income                           (41)          (33)           (6)
        Increase in cash surrender value of life insurance - net         (268)         (274)         (105)
        Nondeductible expenses                                             31            36            29
        Refunds of prior year taxes                                        --            --          (309)
        Nontaxable proceeds from life insurance policy                    (62)           --            --
        Other                                                              23            (9)          (22)
                                                                      -------       -------       -------
      Federal income tax provision per consolidated
        financial statements                                          $ 3,051       $ 4,802       $ 3,891
                                                                      =======       =======       =======

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

NOTE H - FEDERAL INCOME TAXES (continued)

      The components of the Corporation's net deferred tax liability at December 31 are as follows:

      TAXES (PAYABLE) REFUNDABLE ON TEMPORARY
      DIFFERENCES AT STATUTORY RATE:                         2003          2002
                                                              (In thousands)
      Deferred tax liabilities:
        FHLB stock dividends                              $(3,230)      $(2,905)
        Mortgage servicing rights                          (2,228)       (2,043)
        Percentage of earnings bad debt deduction              --          (112)
        Book versus tax depreciation                         (571)         (528)
        Original issue discount                              (471)       (1,156)
        Purchase price adjustments                           (242)         (109)
        Other liabilities, net                                 (7)          (25)
        Unrealized gains on securities designated as
          available for sale                                 (106)       (1,081)
                                                          -------       -------
           Total deferred tax liabilities                  (6,855)       (7,959)

      Deferred tax assets:
        General loan loss allowance                         1,918         1,867
        Deferred income                                       455           363
        Deferred compensation                                 510           282
        Other assets                                           32             9
                                                          -------       -------
           Total deferred tax assets                        2,915         2,521
                                                          -------       -------

           Net deferred tax liability                     $(3,940)      $(5,438)
                                                          =======       =======

      For years prior to 1996, the Bank was allowed a special bad debt deduction generally limited to 8% of otherwise taxable income, subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than for bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The percentage of earnings bad debt deduction had accumulated to approximately $12.1 million as of December 31, 2003. The amount of the unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $4.1 million at December 31, 2003.

      The Bank was required to recapture as taxable income approximately $1.9 million of its bad debt reserve, which represented post-1987 additions to the reserve, and is unable to utilize the percentage of earnings method to compute the reserve in the future. The Bank had provided deferred taxes for this amount and completed the amortization of the recapture of the bad debt reserve into taxable income in 2003.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

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

      At December 31, 2003, the Bank had outstanding commitments to originate and purchase fixed-rate loans of approximately $13.5 million and adjustable-rate loans of approximately $1.9 million. Additionally, the Bank had unused lines of credit under home equity and other loans of $59.8 million at December 31, 2003, and stand by letters of credit of $147,000. Management believes that all loan commitments are able to be funded through cash flow from operations and existing liquidity. Fees received in connection with these commitments have not been recognized in earnings.

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

      The Corporation has entered into lease agreements for office premises and equipment under operating leases which expire at various dates through the year ended December 31, 2010. The following table summarizes minimum payments due under lease agreements by year:

      YEAR ENDING
      DECEMBER 31,                                         (In thousands)
         2004                                                  $205
         2005                                                   136
         2006                                                    93
         2007                                                    93
         2008 and thereafter                                    295
                                                               ----

                                                               $822
                                                               ====

      Rental expense under operating leases totaled approximately $234,000, $251,000 and $257,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

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

      During 2003, management was notified by the FDIC that Advantage was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" Advantage must maintain minimum capital ratios as set forth in the table that follows.

      As of December 31, 2003, management believes that the Bank met all capital adequacy requirements to which it was subject.

                                                  AS OF DECEMBER 31, 2003

                                                                                            FOR CAPITAL
                                             ACTUAL                                      ADEQUACY PURPOSES
                                        ----------------                         -----------------------------------
                                         AMOUNT    RATIO                         AMOUNT                        RATIO
                                                          (Dollars in thousands)
    Total capital
      (to risk-weighted assets)         $80,657    12.5%        (Greater Than or Equal to)$51,539    (Greater Than or Equal to)8.0%

    Tier I capital
      (to risk-weighted assets)         $75,016    11.6%        (Greater Than or Equal to)$25,769    (Greater Than or Equal to)4.0%

    Tier I leverage                     $75,016     7.4%        (Greater Than or Equal to)$40,799    (Greater Than or Equal to)4.0%

                                                                   AS OF DECEMBER 31, 2003

                                                                           TO BE "WELL-
                                                                       CAPITALIZED" UNDER
                                                                       PROMPT CORRECTIVE
                                                                       ACTION PROVISIONS
                                                                       -----------------
                                                            AMOUNT                           RATIO
                                                                     (Dollars in thousands)
    Total capital
      (to risk-weighted assets)              (Greater Than or Equal to)$64,424     (Greater Than or Equal to)10.0%

    Tier I capital
      (to risk-weighted assets)              (Greater Than or Equal to)$38,654     (Greater Than or Equal to) 6.0%

    Tier I leverage                          (Greater Than or Equal to)$50,999     (Greater Than or Equal to) 5.0%

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

NOTE J - REGULATORY CAPITAL (continued)

                                                               AS OF DECEMBER 31, 2002

                                                                                            FOR CAPITAL
                                             ACTUAL                                      ADEQUACY PURPOSES
                                        ---------------                           ---------------------------------
                                        AMOUNT    RATIO                           AMOUNT                      RATIO
                                                        (Dollars in thousands)
    Total capital
      (to risk-weighted assets)         $81,269    12.7%        (Greater Than or Equal to)$51,067    (Greater Than or Equal to)8.0%

    Tier I capital
      (to risk-weighted assets)         $75,779    11.9%        (Greater Than or Equal to)$25,533    (Greater Than or Equal to)4.0%

    Tier I leverage                     $75,779     7.2%        (Greater Than or Equal to)$42,365    (Greater Than or Equal to)4.0%


                                                                 AS OF DECEMBER 31, 2002

                                                                        TO BE "WELL-
                                                                    CAPITALIZED" UNDER
                                                                     PROMPT CORRECTIVE
                                                                     ACTION PROVISIONS
                                                          -------------------------------------
                                                          AMOUNT                          RATIO
    Total capital
      (to risk-weighted assets)         (Greater Than or Equal to)$63,834     (Greater Than or Equal to)10.0%

    Tier I capital
      (to risk-weighted assets)         (Greater Than or Equal to)$38,300     (Greater Than or Equal to) 6.0%

    Tier I leverage                     (Greater Than or Equal to)$52,956     (Greater Than or Equal to) 5.0%

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

NOTE K - BENEFIT PLANS

      The Corporation has a non-contributory retirement plan which provides benefits to certain key officers. The Corporation's obligations under the plan have been provided for via the purchase of single premium key man life insurance of which the Corporation is the beneficiary. The Corporation recorded expense related to the plan totaling approximately $291,000 $296,000 and $73,000 during the years ended December 31, 2003,
      2002 and 2001, respectively.

      The Corporation also has a 401(k) Salary Savings Plan covering substantially all employees. Contributions by the employees are voluntary and are subject to matching contributions by the employer under a fixed percentage, which may be increased at the discretion of the Board of Directors. Total expense under this plan was $297,000, $328,000 and $385,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

NOTE L - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL
         INFORMATION

      The following condensed financial statements summarize the financial position of the Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years ended December 31, 2003, 2002 and 2001:

                           CAMCO FINANCIAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                                  December 31,
                                 (In thousands)

                                                                                   2003            2002
      ASSETS

      Cash in Bank subsidiary                                                 $     306       $     333
      Interest-bearing deposits in other financial institutions                  11,315          14,981
      Investment securities designated as available for sale                        476             322
      Investment in Bank subsidiary                                              78,734          81,437
      Investment in title agency subsidiary                                         805             831
      Office premises and equipment - net                                         1,386           1,425
      Cash surrender value of life insurance                                      1,148           1,103
      Prepaid expenses and other assets                                             105              --
                                                                              ---------       ---------

               Total assets                                                   $  94,275       $ 100,432
                                                                              =========       =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

      Accounts payable and other accrued liabilities                          $     358       $     472
      Dividends payable                                                           1,063           1,046
      Accrued federal income taxes                                                  300             296
      Deferred federal income taxes                                                  11              17
                                                                              ---------       ---------
               Total liabilities                                                  1,732           1,831

      Stockholders' equity
        Common stock                                                              8,429           8,311
        Additional paid-in capital                                               55,132          54,063
        Retained earnings                                                        45,121          42,497
        Unrealized gains on securities designated as available for sale,
          net of related tax effects                                                206           2,098
        Treasury stock, at cost                                                 (16,345)         (8,368)
                                                                              ---------       ---------
               Total stockholders' equity                                        92,543          98,601
                                                                              ---------       ---------

               Total liabilities and stockholders' equity                     $  94,275       $ 100,432
                                                                              =========       =========

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

NOTE L - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION (continued)

                           CAMCO FINANCIAL CORPORATION
                             STATEMENTS OF EARNINGS
                             Year ended December 31,
                                 (In thousands)

                                                                   2003          2002         2001
      Income
        Dividends from Bank subsidiary                           $7,504       $18,006       $9,615
        Dividends from title agency subsidiary                      700           750           --
        Interest and other income                                   172           146          173
        Distributions in excess of net earnings of the Bank        (709)       (7,643)        (306)
        (Excess distribution from) undistributed earnings
          of the title agency subsidiary                            (26)         (270)         406
                                                                 ------       -------       ------
               Total income                                       7,641        10,989        9,888
      General, administrative and other expense                   1,129         1,451        2,237
                                                                 ------       -------       ------
      Earnings before federal income tax credits                  6,512         9,538        7,651
      Federal income tax credits                                   (344)         (467)        (893)
                                                                 ------       -------       ------

      Net earnings                                               $6,856       $10,005       $8,544
                                                                 ======       =======       ======

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

NOTE L - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION (continued)

                           CAMCO FINANCIAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                             Year ended December 31,
                                 (In thousands)

                                                                            2003           2002           2001
    Cash flows from operating activities:
      Net earnings for the year                                         $  6,856       $ 10,005       $  8,544
      Adjustments to reconcile net earnings to net cash
      flows provided by (used in) operating activities:
        Distributions in excess of net earnings of Bank subsidiary           709          7,643            306
        Excess distribution from (undistributed net earnings of)
          title agency subsidiary                                             26            270           (406)
        Gain on sale of office premises and equipment                         (1)            --             --
        Depreciation and amortization                                         58            112            125
        Increase (decrease) in cash due to changes in:
          Prepaid expenses and other assets                                 (105)         1,946         (1,710)
          Accounts payable and other liabilities                            (114)        (4,340)         4,301
          Accrued federal income taxes                                         4            (41)           (40)
          Deferred federal income taxes                                      (58)            25             51
          Tax benefits related to exercise of stock options                  210            197             --
        Other - net                                                           --             --             14
                                                                        --------       --------       --------
             Net cash provided by operating activities                     7,585         15,817         11,185

    Cash flows from investing activities:
      Purchase of investment securities                                       --           (102)            --
      Proceeds from redemption of available for sale securities               --             17             --
      Net increase in cash surrender value of life insurance                 (45)           (49)           (49)
      Purchase of office premises and equipment                              (32)           (98)          (381)
      Proceeds from sale of office premises and equipment                     14            347            247
      (Increase) decrease in interest-bearing deposits in other
        financial institutions                                             3,666         (7,397)        (6,209)
      Purchase of Columbia Financial of Kentucky, Inc. - net                  --             --         (3,000)
                                                                        --------       --------       --------
             Net cash provided by (used in) investing activities           3,603         (7,282)        (9,392)

    Cash flows from financing activities:
      Proceeds from exercise of stock options                                977          1,886          1,262
      Dividends paid                                                      (4,215)        (4,045)        (3,346)
      Purchase of treasury shares                                         (7,977)        (6,314)            --
                                                                        --------       --------       --------
             Net cash used in financing activities                       (11,215)        (8,473)        (2,084)
                                                                        --------       --------       --------

    Net increase (decrease) in cash and cash equivalents                     (27)            62           (291)

    Cash and cash equivalents at beginning of year                           333            271            562
                                                                        --------       --------       --------

    Cash and cash equivalents at end of year                            $    306       $    333       $    271
                                                                        --------       --------       --------

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

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

                                                     EMPLOYEE     OCCUPANCY
                                                   COMPENSATION       AND           OTHER
                                                   AND BENEFITS    EQUIPMENT      OPERATING        TOTAL
                                                                        (In thousands)
      Original restructuring charge                  $    643       $    150       $    295       $  1,088
      Restructuring charge reversed in 2001               (14)           (56)           (68)          (138)
                                                     --------       --------       --------       --------
      Net restructuring charge                            629             94            227            950
      Payments                                           (388)           (94)          (227)          (709)
                                                     --------       --------       --------       --------
      Remaining accrued restructuring
        charge at December 31, 2001                       241             --             --            241
      Payments                                           (109)            --             --           (109)
      Restructuring charge reversed in 2002              (112)            --             --           (112)
                                                     --------       --------       --------       --------

      Accrued restructuring charge at
        December 31, 2002                            $     20       $     --       $     --       $     20
                                                     --------       --------       --------       --------

      During 2003, Camco paid $16,000 of the accrued liability and reversed the remaining $4,000 to operations.

NOTE N - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following table summarizes the Corporation's quarterly results for the years ended December 31, 2003 and 2002.

                                                                       THREE MONTHS ENDED
                                                    DECEMBER 31,   SEPTEMBER 30,      JUNE 30,      MARCH 31,
      2003:                                                 (In thousands, except per share data)
      Total interest income                             $ 12,922       $ 13,342       $ 13,918       $ 14,693
      Total interest expense                               7,282          7,655          7,973          8,327
                                                        --------       --------       --------       --------

      Net interest income                                  5,640          5,687          5,945          6,366
      Provision for losses on loans                          516            255            255            420
      Other income                                         2,185          2,423          3,348          3,455
      General, administrative and other expense            6,506          5,551          5,860          5,779
                                                        --------       --------       --------       --------

      Earnings before income taxes                           803          2,304          3,178          3,622
      Federal income taxes                                   215            718            950          1,168
                                                        --------       --------       --------       --------

      Net earnings                                      $    588       $  1,586       $  2,228       $  2,454
                                                        ========       ========       ========       ========

      Earnings per share:
        Basic                                           $   0.09       $   0.21       $   0.30       $   0.32
                                                        ========       ========       ========       ========

        Diluted                                         $   0.09       $   0.21       $   0.29       $   0.32
                                                        ========       ========       ========       ========

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2003, 2002 and 2001

NOTE N - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (continued)

                                                                         THREE MONTHS ENDED
                                                      DECEMBER 31,   SEPTEMBER 30,        JUNE 30,    MARCH 31,
      2002:                                                       (In thousands, except per share data)
      Total interest income                                $15,613         $16,461         $17,049      $16,879
      Total interest expense                                 9,037           9,528           9,725       10,266
                                                           -------         -------         -------      -------

      Net interest income                                    6,576           6,933           7,324        6,613
      Provision for losses on loans                            417             338             207          207
      Other income                                           3,059           2,684           2,104        2,253
      General, administrative and other expense              5,299           5,559           5,573        5,139
                                                           -------         -------         -------      -------

      Earnings before income taxes                           3,919           3,720           3,648        3,520
      Federal income taxes                                   1,289           1,190           1,178        1,145
                                                           -------         -------         -------      -------

      Net earnings                                         $ 2,630         $ 2,530         $ 2,470      $ 2,375
                                                           =======         =======         =======      =======

      Earnings per share:
        Basic                                              $  0.34         $  0.32         $  0.31      $  0.30
                                                           =======         =======         =======      =======

        Diluted                                            $  0.33         $  0.32         $  0.31      $  0.29
                                                           =======         =======         =======      =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

      (a) Camco's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco's disclosure controls and procedures are effective.

      (b) There were no significant changes in Camco's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information contained under the captions "Election of Directors," "Incumbent Directors," "Executive Officers," "Board Meetings, Committees and Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed by Camco on or about March 22, 2004 (the "Proxy Statement") is incorporated herein by reference.

      Camco has adopted a Code of Ethics that applies to all directors and employees. The Code of Ethics is available upon request.

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

      Camco maintains the Camco Financial Corporation 1995 Stock Option and Incentive Plan, the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan, the Westwood Homestead Financial Corporation 1997 Stock Option Plan and the Camco Financial Corporation 2002 Equity Incentive Plan (collectively, the "Plans") under which it may issue equity securities to its directors, officers and employees. Each of the Plans was approved by Camco's stockholders.

      The following table shows, as of December 31, 2003, the number of common shares issuable upon the exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Plans, excluding shares issuable upon exercise of outstanding stock options.

                      EQUITY COMPENSATION PLAN INFORMATION

                                             (a)                         (b)                         (c)
                                                                                            NUMBER OF SECURITIES
                                                                                           REMAINING AVAILABLE FOR
                                    NUMBER OF SECURITIES                                    FUTURE ISSUANCE UNDER
                                     TO BE ISSUED UPON            WEIGHTED-AVERAGE        EQUITY COMPENSATION PLANS
                                        EXERCISE OF              EXERCISE PRICE OF          (EXCLUDING SECURITIES
         PLAN CATEGORY              OUTSTANDING OPTIONS         OUTSTANDING OPTIONS       REFLECTED IN COLUMN (A))
         -------------              -------------------         -------------------       ------------------------
Equity compensation plans
approved by security
holders..................                  257,072                      $12.11                       433,389

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The information contained under the caption "Audit Committee Report" is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            3(i)        Certificate of Incorporation

            3(ii)       Bylaws

            10(i)       Employment Agreement between Camco and Richard C. Baylor

            10(ii)      Employment Agreement between Camco and Larry A. Caldwell

            10(iii)     Form of Change of Control Agreement

            10(iv)      Form of 2002 Salary Continuation Agreement

            10(v) 1996 Salary Continuation Agreement between Advantage and D. Edward Rugg

            10(vi)      Form of Executive Deferred Compensation Agreement

            10(vii) First Ashland Financial Corporation 1995 Stock Option and Incentive Plan

            10(viii)    Camco Financial Corporation 2002 Equity Incentive Plan

            10(ix) Camco Financial Corporation 1995 Stock Option and Incentive Plan

            10(x)       Westwood Homestead Financial Corporation 1997 Stock
                        Option Plan

            21          Subsidiaries of Camco

            23 Consent of Grant Thornton LLP regarding Camco's Consolidated Financial Statements and Form S-8

            31(i)       Section 302 Certification of Chief Executive Officer

            31(ii)      Section 302 Certification of Chief Financial Officer

            32(i)       Section 1350 Certification of Chief Executive Officer

            32(ii)      Section 1350 Certification of Chief Financial Officer

      (b)   Reports on Form 8-K.

            Camco filed a Form 8-K on October 30, 2003, disclosing its earnings release for the quarter ended September 30, 2003. Camco filed a Form 8-K on on November 26, 2003, reporting the declaration of a cash dividend. Camco filed a Form 8-K on January 26, 2004, disclosing its earnings release for the quarter and year ended December 31, 2004.

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


By /s/ Larry A. Caldwell                         By /s/ Robert C. Dix, Jr.
   ----------------------------                     ----------------------------

    Larry A. Caldwell                                Robert C. Dix, Jr.,
    Chairman and Director                            Director

Date: March 10, 2004                             Date: March 10, 2004


By /s/ Samuel W. Speck                           By /s/ Paul D. Leake
   ----------------------------                     ----------------------------
    Samuel W. Speck,                                 Paul D. Leake,
    Director                                         Director

Date: March 10, 2004                             Date: March 10, 2004


By /s/ Jeffrey T. Tucker                         By /s/ Terry A. Feick
   ----------------------------                     ----------------------------
     Jeffrey T. Tucker,                              Terry A. Feick,
     Director                                        Director

Date: March 10, 2004                             Date: March 10, 2004


By /s/ Carson K. Miller                          By /s/ Susan J. Insley
   ----------------------------                     ----------------------------
    Carson K. Miller,                                Susan J. Insley,
    Director                                         Director

Date: March 10, 2004                             Date: March 10, 2004


By /s/ Mark A. Severson
   ----------------------------
    Mark A. Severson,
    Chief Financial Officer

Date: March 10, 2004

                                INDEX TO EXHIBITS

ITEM                           DESCRIPTION
----                           -----------
Exhibit 3(i)                   Restated Certificate of
                               Incorporation of Camco Financial
                               Corporation


Exhibit 3(ii)                  1987 Amended and Restated                   Incorporated by reference to Camco's
                               By-Laws of Camco Financial                  Form 10-Q for the quarter ended
                               Corporation                                 September 30, 2003, Exhibit 3

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

Exhibit 10(iii)                Form of Change of Control Agreement

Exhibit 10(iv)                 Form of 2002 Salary Continuation
                               Agreement, including individualized
                               Schedule A's for each participant

Exhibit 10(v)                  1996 Salary Continuation Agreement
                               Between Advantage and D. Edward Rugg

Exhibit 10(vi)                 Form of Executive Deferred
                               Compensation Agreement

Exhibit 10(vii)                First Ashland Financial Corporation         Incorporated by reference to Camco's
                               1995 Stock Option and Incentive Plan        Form S-8 filed on June 10, 2002, File Number
                                                                           333-90142, Exhibit 4.01

Exhibit 10(viii)               Camco Financial Corporation 2002            Incorporated by reference to Camco's
                               Equity Incentive Plan                       Form S-8 filed on June 10, 2002, File
                                                                           Number 333-90152, Exhibit 4.01

Exhibit 10(ix)                 Camco Financial Corporation 1995            Incorporated by reference to Camco's
                               Stock Option and Incentive Plan             Form S-8 filed on June 10, 2002, File
                               Number 333-90166, Exhibit 4.01

Exhibit 10(x)                  Westwood Homestead Financial                Incorporated by reference to Camco's
                               Corporation 1997 Stock Option Plan          Form S-8 filed on January 5, 2000, File Number
                                                                           333-94113, Exhibit 4.01

Exhibit 21                     Subsidiaries of Camco

Exhibit 23                     Consent of Grant Thornton LLP
                               regarding Camco's Consolidated
                               Financial Statements and Form S-8

Exhibit 31(i)                  Section 302 Certification by Chief Executive Officer

Exhibit 31(ii)                 Section 302 Certification by Chief Financial Officer

Exhibit 32(i)                  Section 1350 Certification by Chief Executive Officer

Exhibit 32(ii)                 Section 1350 Certification by Chief Financial Officer