Form 10-Q
period 2004-03-31
CAMCO FINANCIAL CORP
filed 2004-05-06
CIK 16614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes [X]    No [ ]

As of May 3, 2004, the latest practicable date, 7,357.887 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.

                           Camco Financial Corporation

                                      INDEX

                                                             Page
                                                             ----
PART I -   FINANCIAL INFORMATION

           Consolidated Statements of Financial Condition     3

           Consolidated Statements of Earnings                4

           Consolidated Statements of Comprehensive Income    5

           Consolidated Statements of Cash Flows              6

           Notes to Consolidated Financial Statements         8

           Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                        15

           Quantitative and Qualitative Disclosures about
           Market Risk                                       18

           Controls and Procedures                           18

PART II -  OTHER INFORMATION                                 19

SIGNATURES                                                   20

                           CAMCO FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                         MARCH 31,           DECEMBER 31,
                                                                                           2004                  2003
                                ASSETS

Cash and due from banks                                                                $     20,621          $     22,807
Interest-bearing deposits in other financial institutions                                    18,140                30,904
                                                                                       ------------          ------------
         Cash and cash equivalents                                                           38,761                53,711

Investment securities available for sale - at market                                         28,928                27,008
Investment securities held to maturity - at cost, approximate market value of $1,217 and $1,204 as of March 31, 2004 and December 31,
  2003, respectively                                                                          1,128                 1,130
Mortgage-backed securities available for sale - at market                                    93,324                77,916
Mortgage-backed securities held to maturity - at cost, approximate market value of $6,234 and $7,839 as of March 31, 2004 and December 31,
  2003, respectively                                                                          6,193                 7,704
Loans held for sale - at lower of cost or market                                              8,908                 5,457
Loans receivable - net                                                                      811,792               799,625
Office premises and equipment - net                                                          13,184                13,380
Real estate acquired through foreclosure                                                      2,771                 1,463
Federal Home Loan Bank stock - at cost                                                       24,738                24,494
Accrued interest receivable                                                                   4,171                 4,088
Prepaid expenses and other assets                                                             1,714                 1,524
Cash surrender value of life insurance                                                       17,912                17,740
Goodwill - net of accumulated amortization                                                    2,953                 2,953
Prepaid federal income taxes                                                                    546                   958
                                                                                       ------------          ------------

         Total assets                                                                  $  1,057,023          $  1,039,151
                                                                                       ============          ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                               $    669,046          $    671,274
Advances from the Federal Home Loan Bank                                                    283,280               262,735
Advances by borrowers for taxes and insurance                                                 2,358                 3,494
Accounts payable and accrued liabilities                                                      4,199                 4,102
Dividends payable                                                                             1,067                 1,063
Deferred federal income taxes                                                                 4,080                 3,940
                                                                                       ------------          ------------
         Total liabilities                                                                  964,030               946,608

Commitments                                                                                       -                     -

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares; no shares outstanding                -                     -
  Common stock - $1 par value; authorized 14,900,000 shares; 8,448,674 and
    8,428,946 shares issued at March 31, 2004 and December 31, 2003, respectively             8,449                 8,429
  Additional paid-in capital                                                                 55,322                55,132
  Retained earnings - substantially restricted                                               45,087                45,121
  Accumulated other comprehensive income - unrealized gains on securities
    designated as available for sale, net of related tax effects                                480                   206
  Less 1,096,523 shares of treasury stock at both March 31, 2004
    and December 31, 2003, respectively - at cost                                           (16,345)              (16,345)
                                                                                       ------------          ------------
         Total stockholders' equity                                                          92,993                92,543
                                                                                       ------------          ------------

         Total liabilities and stockholders' equity                                    $  1,057,023          $  1,039,151
                                                                                       ============          ============

                           CAMCO FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      For the three months ended March 31,
                      (In thousands, except per share data)

                                                                              2004            2003
Interest income
  Loans                                                                    $   11,415       $ 12,723
  Mortgage-backed securities                                                      607          1,048
  Investment securities                                                           182            344
  Interest-bearing deposits and other                                             525            578
                                                                           ----------       --------
         Total interest income                                                 12,729         14,693

Interest expense
  Deposits                                                                      3,349          4,484
  Borrowings                                                                    3,309          3,843
                                                                           ----------       --------
         Total interest expense                                                 6,658          8,327
                                                                           ----------       --------

         Net interest income                                                    6,071          6,366

Provision for losses on loans                                                     255            420
                                                                           ----------       --------

         Net interest income after provision for losses on loans                5,816          5,946

Other income
  Late charges, rent and other                                                    640            848
  Loan servicing fees                                                             386            401
  Service charges and other fees on deposits                                      272            266
  Gain on sale of loans                                                           276          1,439
  Increase (decrease) in valuation of mortgage servicing rights - net            (102)           500
  Gain (loss) on sale of real estate acquired through foreclosure                 (13)             1
  Gain on sale of mortgage-backed securities                                       77              -
                                                                           ----------       --------
         Total other income                                                     1,536          3,455

General, administrative and other expense
  Employee compensation and benefits                                            2,996          2,918
  Occupancy and equipment                                                         874            940
  Data processing                                                                 342            303
  Advertising                                                                     254            177
  Franchise taxes                                                                 214            276
  Other operating                                                               1,190          1,165
                                                                           ----------       --------
         Total general, administrative and other expense                        5,870          5,779
                                                                           ----------       --------

         Earnings before federal income taxes                                   1,482          3,622

Federal income taxes
  Current                                                                         412            911
  Deferred                                                                         36            257
                                                                           ----------       --------
         Total federal income taxes                                               448          1,168
                                                                           ----------       --------

         NET EARNINGS                                                      $    1,034       $  2,454
                                                                           ==========       ========
         EARNINGS PER SHARE
         Basic                                                             $      .14       $    .32
                                                                           ==========       ========

         Diluted                                                           $      .14       $    .32
                                                                           ==========       ========

         Dividends declared per share                                      $     .145       $   .140
                                                                           ==========       ========

                           CAMCO FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      For the three months ended March 31,
                                 (In thousands)

                                                                                   2004      2003
Net earnings                                                                      $ 1,034   $2,454

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities during the period, net of tax
    effects (benefits) of $167 and ($202) in 2004 and 2003, respectively              325     (392)

Reclassification adjustment for realized gains included in earnings net
  of taxes of $26  in 2004                                                            (51)       -
                                                                                  -------   ------

Comprehensive income                                                              $ 1,308   $2,062
                                                                                  =======   ======

Accumulated comprehensive income                                                  $   480   $1,706
                                                                                  =======   ======

                           CAMCO FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                 (In thousands)

                                                                                              2004               2003
Cash flows from operating activities:
  Net earnings for the period                                                               $   1,034          $  2,454
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                                (43)             (113)
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                                            346               532
    Depreciation and amortization                                                                 365               438
    Amortization of purchase accounting adjustments, net                                          (22)               20
    Provision for losses on loans                                                                 255               420
    Loss (gain) on sale of real estate acquired through foreclosure                                13                (1)
    Gain on sale of mortgage-backed securities                                                    (77)                -
    Federal Home Loan Bank stock dividends                                                       (244)             (232)
    Gain on sale of loans                                                                        (276)           (1,439)
    Loans originated for sale in the secondary market                                         (29,927)          (56,539)
    Proceeds from sale of loans in the secondary market                                        26,752            93,110
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                 (83)              469
      Prepaid expenses and other assets                                                          (190)              (17)
      Accrued interest and other liabilities                                                       97              (233)
      Federal income taxes
        Current                                                                                   412               925
        Deferred                                                                                   36               257
                                                                                            ---------          --------
         Net cash provided by (used in) operating activities                                   (1,552)           40,051

Cash flows provided by (used in) investing activities:
  Purchases of investment securities designated as available for sale                          (8,000)           (2,000)
  Proceeds from maturities of investment securities                                             6,000             7,138
  Proceeds from sale of mortgage-backed securities designated as available for sale            12,571                 -
  Principal repayments on mortgage-backed securities                                            6,095            20,978
  Purchases of mortgage-backed securities designated as available for sale                    (32,371)          (33,184)
  Loan principal repayments                                                                    54,241            83,047
  Loan disbursements                                                                          (62,388)          (85,954)
  Purchases of loans                                                                           (6,117)           (2,112)
  Additions to office premises and equipment                                                     (169)             (289)
  Proceeds from sale of real estate acquired through foreclosure                                  586               613
  Net increase in cash surrender value of life insurance                                         (172)             (200)
                                                                                            ---------          --------
         Net cash used in investing activities                                                (29,724)          (11,963)
                                                                                            ---------          --------
         Net cash (used in) provided by operating and investing
           activities balance carried forward                                                 (31,276)           28,088
                                                                                               ------            ------

                          CAMCO FINANCIAL CORPORATION

                      For the three months ended March 31,
                                 (In thousands)

                                                                                               2004              2003
         Net cash (used in) provided by operating and investing
           activities (balance brought forward)                                             $ (31,276)          $28,088

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                                          (2,228)              320
  Proceeds from Federal Home Loan Bank advances                                                25,650             1,500
  Repayment of Federal Home Loan Bank advances                                                 (5,106)           (2,948)
  Dividends paid on common stock                                                               (1,064)           (1,051)
  Proceeds from exercise of stock options                                                         210               426
  Purchase of treasury shares                                                                       -            (3,002)
  Decrease in advances by borrowers for taxes and insurance                                    (1,136)           (1,235)
                                                                                            ---------           -------
         Net cash provided by (used in) financing activities                                   16,326            (5,990)
                                                                                            ---------           -------

Increase (decrease) in cash and cash equivalents                                              (14,950)           22,098

Cash and cash equivalents at beginning of period                                               53,711            57,022
                                                                                            ---------            ------

Cash and cash equivalents at end of period                                                  $  38,761           $79,120
                                                                                            =========           =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:

    Interest on deposits and borrowings                                                     $   6,787           $ 7,014
                                                                                            =========           =======
Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                    $     325           $  (392)
                                                                                            =========           ========
  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                            $     336           $ 1,188
                                                                                            =========           =======

  Transfers from mortgage loans to real estate acquired through foreclosure                 $   1,907           $   189
                                                                                            =========           =======

  Dividends declared but unpaid                                                             $   1,067           $ 1,059
                                                                                            =========           =======

                           CAMCO FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three-month periods ended March 31, 2004 and 2003

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation ("Camco" or the "Corporation") included in Camco's Annual Report on Form 10-K for the year ended December 31, 2003. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three month period ended March 31, 2004, are not necessarily indicative of the results which may be expected for the entire year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Camco and its two wholly-owned subsidiaries: Advantage Bank ("Advantage" or the "Bank") and Camco Title Insurance Agency, Inc.

3.       Critical Accounting Policies

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

         Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of mortgage servicing rights and goodwill impairment. Actual results could differ from those estimates.

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

                           CAMCO FINANCIAL CORPORATION

            For the three-month periods ended March 31, 2004 and 2003

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

         MORTGAGE SERVICING RIGHTS

         To determine the fair value of its mortgage servicing rights ("MSRs") each reporting quarter, the Corporation transmits information to a third party provider, representing individual loan information in each pooling period accompanied by escrow amounts. The third party then evaluates the possible impairment of MSRs as described below.

         Servicing assets are recognized as separate assets when loans are sold with servicing retained. A pooling methodology to the servicing valuation, in which loans with similar characteristics are "pooled" together, is applied for valuation purposes. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, interest earned on float, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. The interest rate for float, which is supplied by management, takes into consideration the investment portfolio average yield as well as current short duration investment yields. Management believes this methodology provides a reasonable estimate. Mortgage loan prepayment speeds are calculated by the third party provider utilizing the Economic Outlook as published by the Office of Chief Economist of Freddie Mac in estimating prepayment speeds and provides a specific scenario with each evaluation. Based on the assumptions discussed, pre-tax projections are prepared for each pool of loans serviced. These earning figures approximate the cash flow that could be received from the servicing portfolio. Valuation results are presented quarterly to management. At that time, management reviews the information and mortgage servicing rights are marked to lower of amortized cost or market for the current quarter.

                           CAMCO FINANCIAL CORPORATION

            For the three-month periods ended March 31, 2004 and 2003

3.       Critical Accounting Policies (continued)

         GOODWILL

         We have developed procedures to test goodwill for impairment on an annual basis using June 30 financial information. This testing procedure is outsourced to a third party that evaluates possible impairment based on the following:

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

         SUMMARY

         Management believes the accounting estimates related to the allowance for loan losses, the capitalization, amortization, and valuation of mortgage servicing rights and the goodwill impairment test are "critical accounting estimates" because: (1) the estimates are highly susceptible to change from period to period because they require management to make assumptions concerning the changes in the types and volumes of the portfolios, rates of future prepayments, and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on Camco's assets reported on the balance sheet as well as its net earnings. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed Camco's disclosures relating to such matters in the quarterly Management's Discussion and Analysis.

                           CAMCO FINANCIAL CORPORATION

            For the three-month periods ended March 31, 2004 and 2003

4.       Earnings Per Share

         Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plans. The computations are as follows:

                                      FOR THE THREE MONTHS ENDED
                                               MARCH 31,
                                        2004              2003
Weighted-average common shares
  outstanding (basic)                 7,345,340         7,674,434
Dilutive effect of assumed exercise
  of stock options                       69,276            95,112
                                      ---------         ---------
Weighted-average common shares
  outstanding (diluted)               7,414,616         7,769,546
                                      =========         =========

         Options to purchase 17,705 and 7,088 shares of common stock with respective weighted-average exercise prices of $17.17 and $16.59 were outstanding at March 31, 2004 and 2003, respectively, but were excluded from the computation of common share equivalents for those respective periods because the exercise prices were greater than the average market price of the common shares.

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

                           CAMCO FINANCIAL CORPORATION

            For the three-month periods ended March 31, 2004 and 2003

5.       Stock Option Plans (continued)

         The Corporation utilizes APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share for the three-month periods ended March 31, 2004 and 2003, would have been reported as the pro forma amounts indicated below:

                                                        2004                2003
                                                  (In thousands, except per share data)
NET EARNINGS                       As reported    $         1,034     $           2,454
          Stock-based compensation, net of tax                 (7)                  (20)
                                                  ---------------     -----------------

                                   Pro-forma      $         1,027     $           2,434
                                                  ===============     =================
EARNINGS PER SHARE
  BASIC                            As reported    $           .14     $             .32
          Stock-based compensation, net of tax                  -                     -
                                                  ---------------     -----------------

                                   Pro-forma      $           .14     $             .32
                                                  ===============     =================

  DILUTED                          As reported    $           .14     $             .32
          Stock-based compensation, net of tax                  -                  (.01)
                                                  ---------------     -----------------

                                   Pro-forma      $           .14     $             .31
                                                  ===============     =================

         The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during 2004, 2003 and 2002: dividend yield of 3.40%, 3.50%, and 3.84%, respectively; expected volatility of 21.44%, 16.88% and 16.34% respectively; a risk-free interest rate of 4.11%, 3.95% and 2.00% respectively, and an expected life of ten years for all grants.

                           CAMCO FINANCIAL CORPORATION

            For the three-month periods ended March 31, 2004 and 2003

5.       Stock Option Plans (continued)

         A summary of the status of the Corporation's stock option plans as of March 31, 2004 and December 31, 2003 and 2002, and changes during the periods ending on those dates is presented below:

                                   THREE MONTHS ENDED                      YEAR ENDED
                                        MARCH 31,                         DECEMBER 31,
                                         2004                 2003                   2002
                                            WEIGHTED-            WEIGHTED-               WEIGHTED-
                                             AVERAGE              AVERAGE                 AVERAGE
                                             EXERCISE             EXERCISE                EXERCISE
                                    SHARES    PRICE     SHARES     PRICE      SHARES       PRICE
Outstanding at beginning of year   257,072  $   12.11   323,291  $    9.79     503,005  $      10.16
Granted                             17,705      17.17    56,948      16.13       3,700         14.55
Exercised                          (19,728)      8.72  (117,800)      7.60    (174,106)        10.84
Forfeited                           (1,050)     14.65    (5,367)     13.92      (9,308)        11.91
                                   -------  ---------  --------  ---------   ---------  ------------

Outstanding at end of year         253,999  $   12.41   257,072  $   12.11     323,291  $       9.79
                                   =======  =========  ========  =========   =========  ============

Options exercisable at year-end    206,839  $   11.50   211,780  $   11.25      323,291 $       9.79
                                   =======  =========  ========  =========   =========  ============
Weighted-average fair value of
  options granted during the year           $    3.59            $    2.60              $       1.36
                                            =========            =========              ============

The following information applies to options outstanding at March 31, 2004:

Number outstanding                                                                            55,823
Range of exercise prices                                                                $  7.40-8.94

Number outstanding                                                                            63,125
Range of exercise prices                                                                $ 9.75-11.36

Number outstanding                                                                             6,280
Range of exercise prices                                                                $12.50-12.98

Number outstanding                                                                           128,771
Range of exercise prices                                                                $14.55-17.17

Weighted-average exercise price                                                         $      12.41
Weighted-average remaining contractual life                                                6.9 years

6.       Forward Looking Statements

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

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            For the three-month periods ended March 31, 2004 and 2003

Discussion of Financial Condition Changes from December 31, 2003 to March 31,
2004

At March 31, 2004, Camco's consolidated assets totaled $1.06 billion, an increase of $17.9 million, or 1.7%, from the December 31, 2003 total. The increase in total assets was comprised primarily of increases in mortgage-backed securities available for sale, loans receivable, and loans held for sale, which were partially offset by a decrease in cash and cash equivalents.

Cash and interest-bearing deposits in other financial institutions totaled $38.8 million at March 31, 2004, a decrease of $15.0 million, or 27.8%, from December 31, 2003 levels. Investment securities totaled $30.1 million at March 31, 2004, an increase of $1.9 million, or 6.8%, from the total at December 31, 2003. Investment securities purchases of $8.0 million were comprised primarily of intermediate-term callable U.S. Government agency obligations with an average yield of 3.49%, which were partially offset by $6.0 million of investment maturities.

Mortgage-backed securities totaled $99.5 million at March 31, 2004, an increase of $13.9 million, or 16.2%, from December 31, 2003. Mortgage-backed securities purchases totaled $32.4 million, while principal repayments totaled $6.1 million and sales totaled $12.5 million during the three-month period ended March 31, 2004. Purchases of mortgage-backed securities during the period were comprised primarily of short duration mortgage-backed securities yielding 3.87%, all of which were classified as available for sale.

Loans receivable, including loans held for sale, totaled $820.7 million at March 31, 2004, an increase of $15.6 million, or 1.9%, from December 31, 2003. The increase resulted primarily from loan disbursements and purchases totaling $98.4 million, which were partially offset by principal repayments of $54.2 million and loan sales of $26.8 million. The volume of loans originated and purchased during the first three months of 2004 decreased compared to the 2003 period by $46.2 million, or 31.9%, while the volume of loan sales decreased by $65.2 million year to year. As interest rates have moved off their historical lows, loans originated and purchased moved away from fixed rate lending to adjustable rate lending. This has caused origination and purchases to be lower while at the same time has allowed our portfolio to grow. Camco has typically held adjustable-rate mortgage loans in its portfolio as an integral part of its strategy to maintain an asset-sensitive interest-rate risk position. Loan originations during the three-month period ended March 31, 2004, were comprised primarily of $48.6 million of loans secured by one- to four-family residential real estate, $18.8 million in consumer and other loans and $31.0 million in loans secured by commercial real estate. Management will continue to expand its consumer and commercial real estate lending in future periods as a means of increasing the yield and diversifying the portfolio to a less dominated proportion of one- to four-family residential real estate loans.

The allowance for loan losses totaled $5.5 million and $5.6 million at March 31, 2004 and December 31, 2003, respectively, representing 43.0% and 41.5% of nonperforming loans, respectively, at those dates. Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $12.7 million and $13.6 million at March 31, 2004 and December 31, 2003, respectively, constituting 1.55% and 1.69% of total net loans, including loans held for sale, at those dates. At March 31, 2004, nonperforming loans were comprised of $10.7 million in one- to four-family residential real estate loans, $1.2 million in commercial and multi-family real estate loans and $777,000 of consumer and non-residential loans. Management believes all nonperforming loans are adequately collateralized and no loss is expected over and above allocated reserves on such loans. Loans delinquent greater than 30 days but less than 90 days totaled $7.0 million at March 31, 2004, compared to $8.7 million at December 31, 2003, a decrease of $1.7 million, or 20.0%. Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances at March 31, 2004, there can be no assurance that increased provisions will not be necessary in future periods, which could adversely affect Camco's results of operations.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three-month periods ended March 31, 2004 and 2003

Discussion of Financial Condition Changes from December 31, 2003 to March 31, 2004 (continued)

Deposits totaled $669.0 million at March 31, 2004, a decrease of $2.2 million, or .33%, from the total at December 31, 2003. The decrease in deposits was due to a $7.9 million decrease of interest bearing deposits which were offset partially by the increase of $4.0 million of certificates of deposit.

Stockholders' equity totaled $93.0 million at March 31, 2004, an increase of $450,000, or .49%, from December 31, 2003. The increase resulted primarily from net earnings of $1.0 million, an increase in the unrealized gains on available for sale securities of $274,000, and proceeds from the exercise of stock options of $210,000 which were partially offset by dividends of $1.1 million.

Advantage is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2004, the Bank's regulatory capital exceeded all regulatory capital requirements and is considered "well capitalized".

         The following tables present certain information regarding compliance by Advantage with applicable regulatory capital requirements at March 31, 2004:

                                                                                                     To be "well-
                                                    At March 31, 2004                             capitalized" under
                                                                   For capital                    prompt corrective
                                         Actual                 adequacy purposes                 action provisions
                                    ----------------       ----------------------------     ------------------------------
                                     Amount    Ratio            Amount         Ratio            Amount            Ratio
                                    -------    -----       --------------   -----------     --------------    ------------
                                                              (Dollars in thousands)
Total capital
  (to risk-weighted assets)         $80,670    12.18%      > or = $52,996   > or = 8.0%     > or = $66,245    > or = 10.0%

Tier I capital
  (to risk-weighted assets)         $75,210    11.35%      > or = $26,498   > or = 4.0%     > or = $39,747    > or =  6.0%

Tier I leverage                     $75,210     7.41%      > or = $40,610   > or = 4.0%     > or = $50,763    > or =  5.0%

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

Comparison of Results of Operations for the Three Months Ended March 31, 2004 and 2003

General

Camco's net earnings for the three months ended March 31, 2004 totaled $1.0 million, a decrease of $1.4 million, or 57.9%, from the $2.5 million of net earnings reported in the comparable 2003 period. The decrease in earnings was primarily attributable to a $1.9 million, or 55.5% decrease in other income and a decrease of $295,000, or 4.6% in net interest income, which were partially offset by a decrease in the provision for losses on loans of $165,000 and a decrease in federal income tax expense of $720,000.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three-month periods ended March 31, 2004 and 2003

Comparison of Results of Operations for the Three Months Ended March 31, 2004 and 2003 (continued)

Net Interest Income

Total net interest income amounted to $6.1 million for the three months ended March 31, 2004, a decrease of $295,000, or 4.6%, compared to the three-month period ended March 31, 2003, generally reflecting the effects of a decrease in yield on total interest-earning assets of 54 basis points, from 5.69% in the 2003 period to 5.15% in 2004, and a $43.7 million, or 4.2%, decrease in the average balance of interest-earning assets outstanding year to year.

Interest income on loans totaled $11.4 million for the three months ended March 31, 2004, a decrease of $1.3 million, or 10.3% from the comparable 2003 period. The decrease resulted primarily from a 94 basis point decrease in the average yield to 5.62% from 6.56% in 2003 which was partially offset by the increase of average balance outstanding of $36.9 million or 4.8% in the 2004 quarter. Interest income on mortgage-backed securities totaled $607,000 for the three months ended March 31, 2004, a $441,000, or 42.1% decrease from the 2003 quarter. The decrease was due primarily to a 66 basis point decrease in the average yield, to 2.87% for the 2004 period, coupled with a $34.0 million, or 28.7%, decrease in the average balance outstanding in the 2004 period. Interest income on investment securities decreased by $162,000, or 47.1%, due primarily to a $14.2 million decrease in the average balance outstanding, coupled with a 65 basis point decrease in the average yield, to 2.64% in the 2004 period. Interest income on other interest-earning assets decreased by $53,000, or 9.2%, due primarily to a $32.4 million, or 33.5%, decrease in the average balance outstanding which was partially offset by an 87 basis point increase in the average yield, to 3.26% compared to 2.39% for the three months ended March 31, 2003.

Interest expense on deposits totaled $3.3 million for the three months ended March 31, 2004, a decrease of $1.1 million, or 25.3%, compared to the same quarter in 2003, due primarily to a 62 basis point decrease in the average cost of deposits to 2.08% in the current quarter, and a $21.0 million, or 3.2%, decrease in average deposits outstanding. Interest expense on borrowings totaled $3.3 million for the three months ended March 31, 2004, a decrease of $534,000, or 13.9%, from the same 2003 three-month period. The decrease resulted primarily from a 56 basis point decrease in the average cost of borrowings to 5.01%, and a $11.9 million, or 4.3%, decrease in the average balance outstanding year to year. Decreases in the level of average yields on interest-earning assets and average costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy coupled with a December restructuring of $25.4 million of FHLB borrowings which carried an average fixed rate of 5.41%. The borrowings were replaced with variable rate advances having a weighted average rate of approximately 1% as of March 31, 2004.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $295,000, or 4.6%, to a total of $6.1 million for the three months ended March 31, 2004. The interest rate spread increased to approximately 2.22% at March 31, 2004, from 2.15% at March 31, 2003, while the net interest margin decreased to approximately 2.46% for the three months ended March 31, 2004, compared to 2.47% for the 2003 period.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three-month periods ended March 31, 2004 and 2003

Comparison of Results of Operations for the Three Months Ended March 31, 2004 and 2003 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $255,000 for the three months ended March 31, 2004, a decrease of $165,000, or 39.3%, from the comparable period in 2003. The decrease in the current period provision compared to the 2003 period was predicated primarily on a $1.7 million, or 8.0% decrease in the level of classified loans year to year. Management believes all classified loans are adequately collateralized, however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future.

Other Income

Other income totaled $1.5 million for the three months ended March 31, 2004, a decrease of $1.9 million, or 55.5%, from the comparable 2003 period. The decrease in other income was primarily attributable to a $1.2 million decrease in gain on sale of loans, a $602,000 decrease in the valuation of mortgage servicing rights and a decrease of $208,000, in late charges, rent and other. The decrease in gain on sale of loans was due to the decrease of $65.2 million in the volume of loan sales. The decline in mortgage servicing rights was attributable to amortization related to the high level of loan prepayments in the servicing portfolio in 2003. The reduction in late charges, rent and other was due primarily to a decrease in title premiums and other fees on loans due to the $46.2 million decrease of loans originated and purchased in 2004 compared to the 2003 period. The Corporation's mortgage banking income, largely comprised of gains on sale of loans, servicing revenue, and title premiums are subject to the cyclical changes in the overall level of interest rates in the economy. The rise in home mortgage interest rates off the historical lows over the last six months have had a dampening effect on the Corporation's net earnings. The higher home mortgage rates will decrease the Company's originations for primarily fixed rate mortgage loans which will diminish the fee income derived from the sale of those loans in the secondary market. The origination of adjustable rate home loans generally increase during these interest rate cycles and after a period of time, borrowers have typically come back into the home purchase and construction market using those types of loans to finance their homes. Over time, this will shift earnings from fees to net interest margin income for the Bank.

General, Administrative and Other Expense

General, administrative and other expense totaled $5.9 million for the three months ended March 31, 2004, an increase of $91,000, or 1.6%, from the comparable period in 2003. The increase in general, administrative and other expense was due primarily to an increase of $77,000, or 43.5%, in advertising and a $25,000, or 2.1%, increase in other operating costs, which were partially offset by a reduction of $66,000, or 7.0%, in occupancy and equipment and $62,000 in franchise taxes. The increase in advertising was primarily due to hiring an advertising agency to better manage the Company's marketing effort to uniformly promote our brand, key product offerings and better manage our costs. The increase in other operating costs were attributable to higher compliance costs as a result of Sarbanes/Oxley. The decrease in occupancy and equipment was due primarily to the closing of the Russell, Kentucky branch and a decrease in depreciation expense. The decrease in franchise tax was due to the receipt of refunds.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three-month periods ended March 31, 2004 and 2003

Comparison of Results of Operations for the Three Months Ended March 31, 2004 and 2003 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $448,000 for the three months ended March 31, 2004, a decline of $720,000, or 61.6%, compared to the three months ended March 31, 2003. This reduction was primarily attributable to a $2.1 million, or 59.1%, decrease in pre-tax earnings as well as the non-taxable nature of increases in cash surrender value of life insurance. The Corporation's effective tax rates amounted to 30.2% and 32.2% for the three-month periods ended March 31, 2004 and 2003, respectively.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Corporation's market risk since the Corporation's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

ITEM 4: Controls and Procedures

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

                           Camco Financial Corporation

                                     PART II

ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         None

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On April 27, 2004, Camco held its Annual Meeting of Stockholders. The only matter that was submitted to stockholders was the election of two directors for terms expiring in 2007, as follows:

                                 For                     Withheld
Terry A. Feick                6,045,666                   248,138
Susan J. Insley               6,046,348                   247,456

         The following directors terms continued after the meeting: Richard C. Baylor, Robert C. Dix, Paul D. Leake, Larry A. Caldwell, Carson K. Miller, Samuel W. Speck and Jeffrey T. Tucker.

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

             Exhibit 31(i)      Section 302 certification by Chief Executive
                                Officer

             Exhibit 31(ii)     Section 302 Certification by Chief Financial
                                Officer

             Exhibit 32(i)      Section 1350 certification by Chief Executive
                                Officer

             Exhibit 32(ii)     Section 1350 certification by Chief Financial
                                Officer

         Reports on Form 8-K:   On January 26, 2004, a Form 8-K was filed to
                                report net earnings for the quarter and year ended December 31, 2003

                                On March 25, 2004, a Form 8-K was filed to report the declaration of a cash dividend.

                                On March 29, 2004 a Form 8-K was filed to report the execution of an agreement to acquire London Financial Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2004                             By: /s/Richard C. Baylor
                                              ----------------------------------
                                              Richard C. Baylor
                                              Chief Executive Officer

Date: May 3, 2004                             By: /s/Mark A. Severson
                                              ----------------------------------
                                              Mark A. Severson
                                              Chief Financial Officer