Form 10-Q
period 2004-06-30
CAMCO FINANCIAL CORP
filed 2004-08-06
CIK 16614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 0-25196

                           CAMCO FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     51-0110823
--------------------------------         ---------------------------------------
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

Yes [X]    No [ ]

As of August 4, 2004, the latest practicable date, 7,358,887 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.

                           Camco Financial Corporation

                                      INDEX

                                                                            Page
PART I   -    FINANCIAL INFORMATION

              Consolidated Statements of Financial Condition                  3

              Consolidated Statements of Earnings                             4

              Consolidated Statements of Comprehensive Income (Loss)          5

              Consolidated Statements of Cash Flows                           6

              Notes to Consolidated Financial Statements                      8

              Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                     14

              Quantitative and Qualitative Disclosures about
              Market Risk                                                    21

              Controls and Procedures                                        21

PART II -     OTHER INFORMATION                                              22

SIGNATURES                                                                   23

                           CAMCO FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                         JUNE 30,            DECEMBER 31,
                                                                                           2004                  2003
         ASSETS

Cash and due from banks                                                                $     23,224          $     22,807
Interest-bearing deposits in other financial institutions                                    14,968                30,904
                                                                                       ------------          ------------
         Cash and cash equivalents                                                           38,192                53,711

Investment securities available for sale - at market                                         27,439                27,008
Investment securities held to maturity - at cost, approximate market value of $1,167 and $1,204 as of June 30, 2004 and December 31,
  2003, respectively                                                                          1,127                 1,130
Mortgage-backed securities available for sale - at market                                    91,075                77,916
Mortgage-backed securities held to maturity - at cost, approximate market value of $5,020 and $7,839 as of June 30, 2004 and December 31,
  2003, respectively                                                                          5,053                 7,704
Loans held for sale - at lower of cost or market                                              4,805                 5,457
Loans receivable - net                                                                      833,171               799,625
Office premises and equipment - net                                                          13,085                13,380
Real estate acquired through foreclosure                                                      2,435                 1,463
Federal Home Loan Bank stock - at cost                                                       24,984                24,494
Accrued interest receivable                                                                   4,161                 4,088
Prepaid expenses and other assets                                                             2,065                 1,524
Cash surrender value of life insurance                                                       18,086                17,740
Goodwill - net of accumulated amortization                                                    2,953                 2,953
Prepaid federal income taxes                                                                     86                   958
                                                                                       ------------          ------------
         Total assets                                                                  $  1,068,717          $  1,039,151
                                                                                       ============          ============
         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                               $    677,567          $    671,274
Advances from the Federal Home Loan Bank                                                    289,712               262,735
Advances by borrowers for taxes and insurance                                                 1,323                 3,494
Accounts payable and accrued liabilities                                                      4,238                 4,102
Dividends payable                                                                             1,067                 1,063
Deferred federal income taxes                                                                 3,087                 3,940
                                                                                       ------------          ------------
         Total liabilities                                                                  976,994               946,608

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares; no shares outstanding                -                     -
  Common stock - $1 par value; authorized 14,900,000 shares; 8,455,411 and
    8,428,946 shares issued at June 30, 2004 and December 31, 2003, respectively              8,455                 8,429
  Additional paid-in capital                                                                 55,390                55,132
  Retained earnings - substantially restricted                                               45,552                45,121
  Accumulated other comprehensive income (loss) - unrealized gains (losses) on
    securities designated as available for sale, net of related tax effects                  (1,329)                  206
  Less 1,096,523 shares of treasury stock at both June 30, 2004
    and December 31, 2003, respectively - at cost                                           (16,345)              (16,345)
                                                                                       ------------          ------------
         Total stockholders' equity                                                          91,723                92,543
                                                                                       ------------          ------------
         Total liabilities and stockholders' equity                                    $  1,068,717          $  1,039,151
                                                                                       ============          ============

                           CAMCO FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                           SIX MONTHS ENDED         THREE MONTHS ENDED
                                                                               JUNE 30,                  JUNE 30,
                                                                          2004         2003         2004         2003
Interest income
  Loans                                                                  $22,884      $24,702      $11,469      $11,979
  Mortgage-backed securities                                               1,398        2,039          791          991
  Investment securities                                                      385          711          203          367
  Interest-bearing deposits and other                                      1,047        1,159          522          581
                                                                         -------      -------      -------      -------
         Total interest income                                            25,714       28,611       12,985       13,918

Interest expense
  Deposits                                                                 6,652        8,633        3,303        4,150
  Borrowings                                                               6,715        7,667        3,406        3,823
                                                                         -------      -------      -------      -------
         Total interest expense                                           13,367       16,300        6,709        7,973
                                                                         -------      -------      -------      -------
         Net interest income                                              12,347       12,311        6,276        5,945

Provision for losses on loans                                                510          675          255          255
                                                                         -------      -------      -------      -------
         Net interest income after provision
           for losses on loans                                            11,837       11,636        6,021        5,690

Other income
  Late charges, rent and other                                             1,240        1,998          600        1,150
  Loan servicing fees                                                        765          813          379          412
  Service charges and other fees on deposits                                 599          569          327          303
  Valuation of mortgage servicing rights - net                               (73)         590           29           90
  Gain on sale of loans                                                      490        2,710          214        1,271
  Gain (loss) on sale of real estate acquired through foreclosure            118          (62)         131          (63)
  Gain on sale of fixed assets                                                 3            -            3            -
  Gain on investment securities transactions                                  97          185           20          185
                                                                         -------      -------      -------      -------
         Total other income                                                3,239        6,803        1,703        3,348

General, administrative and other expense
  Employee compensation and benefits                                       6,854        7,487        3,374        3,841
  Deferred compensation and benefits (FAS 91)                             (1,186)      (1,770)        (702)      (1,042)
  Occupancy and equipment                                                  1,702        1,856          828          916
  Data processing                                                            667          675          325          372
  Advertising                                                                435          364          181          187
  Franchise taxes                                                            507          597          294          321
  Other operating                                                          2,385        2,430        1,194        1,265
                                                                         -------      -------      -------      -------

         Total general, administrative and other expense                  11,364       11,639        5,494        5,860
                                                                         -------      -------      -------      -------

         Earnings before federal income taxes                              3,712        6,800        2,230        3,178

Federal income taxes
  Current                                                                  1,085        2,876          674        1,965
  Deferred                                                                    60         (758)          24       (1,015)
                                                                         -------      -------      -------      -------
         Total federal income taxes                                        1,145        2,118          698          950
                                                                         -------      -------      -------      -------

         NET EARNINGS                                                    $ 2,567      $ 4,682      $ 1,532      $ 2,228
                                                                         =======      =======      =======      =======
         EARNINGS PER SHARE
           Basic                                                         $   .35      $   .62      $   .21      $   .30
                                                                         =======      =======      =======      =======
           Diluted                                                       $   .35      $   .61      $   .21      $   .29
                                                                         =======      =======      =======      =======

                           CAMCO FINANCIAL CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (In thousands)

                                                                                       SIX MONTHS ENDED        THREE MONTHS ENDED
                                                                                           JUNE 30,                 JUNE 30,
                                                                                       2004         2003        2004         2003
Net earnings                                                                         $ 2,567       $4,682     $ 1,532       $2,228

Other comprehensive income (loss), net of related tax effects:
  Unrealized holding losses during the period, net of tax benefits of
  $(758), $(231), $(925) and $(29) for the respective periods                         (1,471)        (448)     (1,796)         (56)

Reclassification adjustment for realized gains included in earnings, net of taxes of $33 and $63 for the respective six month periods and $7 and $63 for
  each of the three month periods ended June 30, 2004 and 2003, respectively             (64)        (122)        (13)        (122)
                                                                                     -------       ------     -------       ------
Comprehensive income (loss)                                                          $ 1,032       $4,112     $  (277)      $2,050
                                                                                     =======       ======     =======       ======
Accumulated comprehensive income (loss)                                              $(1,329)      $1,528     $(1,329)      $1,528
                                                                                     =======       ======     =======       ======

                           CAMCO FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                 (In thousands)

                                                                                               2004              2003
Cash flows from operating activities:
  Net earnings for the period                                                                $  2,567          $  4,682
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                                (58)             (243)
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                                            624             1,128
    Amortization of purchase accounting adjustments - net                                         (44)               47
    Depreciation and amortization                                                                 725               883
    Provision for losses on loans                                                                 510               675
    Federal Home Loan Bank stock dividends                                                       (490)             (469)
    (Gain) loss on sale of real estate acquired through foreclosure                              (118)               62
    Gain on sale of office premises and equipment                                                  (3)                -
    Gain on investment securities transactions                                                    (97)             (185)
    Gain on sale of loans                                                                        (490)           (2,710)
    Loans originated for sale in the secondary market                                         (57,063)         (163,855)
    Proceeds from sale of loans in the secondary market                                        58,205           207,673
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                 (73)              253
      Prepaid expenses and other assets                                                          (541)              447
      Accrued interest and other liabilities                                                      140               (25)
      Federal income taxes:
        Current                                                                                   872               846
        Deferred                                                                                  (60)             (758)
                                                                                             --------          --------
         Net cash provided by operating activities                                              4,606            48,451

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities and interest-bearing deposits              11,500            11,000
  Proceeds from sale of mortgage-backed securities designated as available for sale            12,748             6,990
  Proceeds from sale of investment securities designated as available for sale                  1,561                 -
  Purchase of investment securities designated as available for sale                          (13,997)          (10,300)
  Purchase of mortgage-backed securities designated as held to maturity                             -              (256)
  Purchase of mortgage-backed securities designated as available for sale                     (43,301)          (78,600)
  Principal repayments on mortgage-backed securities                                           17,698            47,202
  Loan principal repayments                                                                   117,209           170,930
  Loan disbursements                                                                         (137,954)         (172,321)
  Purchase of loans                                                                           (16,943)           (6,212)
  Additions to office premises and equipment                                                     (430)             (399)
  Additions to real estate acquired through foreclosure                                           (17)                -
  Proceeds from sale of real estate acquired through foreclosure                                2,897             1,394
  Proceeds from sale of office premises and equipment                                               3                 5
  Proceeds from redemption of life insurance                                                        -               422
  Net increase in cash surrender value of life insurance                                         (346)             (403)
                                                                                             --------          --------
         Net cash used in investing activities                                                (49,372)          (30,548)
                                                                                             --------          --------
         Net cash provided by (used in) operating and investing activities
           (balance carried forward)                                                          (44,766)           17,903
                                                                                             --------          --------

                           CAMCO FINANCIAL CORPORATION

                        For the six months ended June 30,
                                 (In thousands)

                                                                                               2004              2003
         Net cash provided by (used in) operating and investing activities
           (balance brought forward)                                                         $(44,766)         $ 17,903

Cash flows provided by (used in) financing activities:
  Net decrease in deposits                                                                      6,293            (8,889)
  Proceeds from Federal Home Loan Bank advances                                                33,150             6,500
  Repayment of Federal Home Loan Bank advances                                                 (6,173)           (8,997)
  Dividends paid on common stock                                                               (2,136)           (2,106)
  Purchase of treasury stock                                                                        -            (4,858)
  Proceeds from exercise of stock options                                                         284               633
  Decrease in advances by borrowers for taxes and insurance                                    (2,171)           (1,320)
                                                                                             --------          --------
         Net cash provided by (used in) financing activities                                   29,247           (19,037)
                                                                                             --------          --------
Net decrease in cash and cash equivalents                                                     (15,519)           (1,134)

Cash and cash equivalents at beginning of period                                               53,711            57,022
                                                                                             --------          --------
Cash and cash equivalents at end of period                                                   $ 38,192          $ 55,888
                                                                                             ========          ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Interest on deposits and borrowings                                                      $ 13,484          $ 15,042
                                                                                             ========          ========
    Income taxes                                                                             $    290          $  2,044
                                                                                             ========          ========
Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax benefits                                                    $ (1,535)         $   (570)
                                                                                             ========          ========
  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                             $    750          $  2,563
                                                                                             ========          ========
  Transfers from loans to real estate acquired through foreclosure                           $  3,734          $  1,328
                                                                                             ========          ========
  Issuance of loans upon sale of real estate acquired through foreclosure                    $    690          $    621
                                                                                             ========          ========
  Dividends declared but unpaid                                                              $  1,067          $  1,054
                                                                                             ========          ========

                           CAMCO FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the six- and three-month periods ended June 30, 2004 and 2003

1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation ("Camco" or the "Corporation") included in Camco's Annual Report on Form 10-K for the year ended December 31, 2003. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six- and three-month periods ended June 30, 2004, are not necessarily indicative of the results which may be expected for the entire year.

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

                           CAMCO FINANCIAL CORPORATION

        For the six- and three-month periods ended June 30, 2004 and 2003

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

                           CAMCO FINANCIAL CORPORATION

        For the six- and three-month periods ended June 30, 2004 and 2003

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

                           CAMCO FINANCIAL CORPORATION

        For the six- and three-month periods ended June 30, 2004 and 2003

4.    Earnings Per Share

      Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plans. The computations are as follows:

                                              FOR THE SIX MONTHS ENDED               FOR THE THREE MONTHS ENDED
                                                       JUNE 30,                               JUNE 30,
                                                2004            2003                    2004           2003
Weighted-average common shares
  outstanding (basic)                         7,351,487       7,599,184               7,357,635      7,524,761
Dilutive effect of assumed exercise
  of stock options                               55,269          84,932                  46,294         84,773
                                              ---------       ---------               ---------      ---------
Weighted-average common shares
  outstanding (diluted)                       7,406,756       7,684,116               7,403,929      7,609,534
                                              =========       =========               =========      =========

      Options to purchase 80,789 and 64,036 shares of common stock with respective weighted-average exercise prices of $16.40 and $16.18 were outstanding at June 30, 2004 and 2003, respectively, but were excluded from the computation of common share equivalents for each of the six and three month periods then ended, because the exercise prices were greater than the average market price of the common shares.

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

                           CAMCO FINANCIAL CORPORATION

        For the six- and three-month periods ended June 30, 2004 and 2003

5.    Stock Option Plans (continued)

      The Corporation utilizes APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share for the three-month periods ended June 30, 2004 and 2003, would have been reported as the pro forma amounts indicated below:

                                                              SIX MONTHS ENDED             THREE MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                             2004         2003              2004         2003
Net earnings (In thousands)             As reported         $2,567       $4,682            $1,532       $2,228
               Stock-based compensation, net of tax            (14)         (10)               (7)          (5)
                                                            ------       ------            ------       ------
                                          Pro-forma         $2,553       $4,672            $1,525       $2,223
                                                            ======       ======            ======       ======
Earnings per share
  Basic                                 As reported         $  .35       $  .62            $  .21       $  .30
               Stock-based compensation, net of tax              -         (.01)                -            -
                                                            ------       ------            ------       ------
                                          Pro-forma         $  .35       $  .61            $  .21       $  .30
                                                            ======       ======            ======       ======
  Diluted                               As reported         $  .35       $  .61            $  .21       $  .29
               Stock-based compensation, net of tax           (.01)           -                 -            -
                                                            ------       ------            ------       ------
                                          Pro-forma         $  .34       $  .61            $  .21       $  .29
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

                           CAMCO FINANCIAL CORPORATION

        For the six- and three-month periods ended June 30, 2004 and 2003

5.    Stock Option Plans (continued)

      A summary of the status of the Corporation's stock option plans as of June 30, 2004 and December 31, 2003 and 2002, and changes during the periods ending on those dates is presented below:

                                             SIX MONTHS ENDED                        YEAR ENDED
                                                 JUNE 30,                           DECEMBER 31,
                                                   2004                     2003                    2002
                                                       WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                       AVERAGE                  AVERAGE                  AVERAGE
                                                       EXERCISE                 EXERCISE                 EXERCISE
                                            SHARES      PRICE        SHARES      PRICE        SHARES       PRICE
Outstanding at beginning of year            257,072    $  12.11      323,291    $   9.79      503,005    $  10.16
Granted                                      17,705       17.17       56,948       16.13        3,700       14.55
Exercised                                   (26,465)       8.99     (117,800)       7.60     (174,106)      10.84
Forfeited                                    (3,017)      15.10       (5,367)      13.92       (9,308)      11.91
                                            -------    --------     --------    --------     --------    --------
Outstanding at end of year                  245,295    $  12.46      257,072    $  12.11      323,291    $   9.79
                                            =======    ========     ========    ========     ========    ========
Options exercisable at year-end             198,972    $  11.53      211,780    $  11.25      323,291    $   9.79
                                            =======    ========     ========    ========     ========    ========
Weighted-average fair value of
  options granted during the year                      $   3.59                 $   2.60                 $   1.36
                                                       ========                 ========                 ========

      The following information applies to options outstanding at June 30, 2004:

Number outstanding                                                                                         55,823
Range of exercise prices                                                                         $  7.40 - $ 8.94

Number outstanding                                                                                         56,388
Range of exercise prices                                                                         $  9.75 - $11.36

Number outstanding                                                                                         52,295
Range of exercise prices                                                                         $ 12.50 - $14.65

Number outstanding                                                                                         80,789
Range of exercise prices                                                                         $ 16.13 - $17.17

Weighted-average exercise price                                                                            $12.46
Weighted-average remaining contractual life                                                            6.70 years

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

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the six- and three-month periods ended June 30, 2004 and 2003

Discussion of Financial Condition Changes from December 31, 2003 to June 30,
2004

At June 30, 2004, Camco's consolidated assets totaled $1.1 billion, an increase of $29.6 million, or 2.8%, from the December 31, 2003 total. The increase in total assets was comprised primarily of increases in mortgage-backed securities available for sale and loans receivable, as excess cash was redeployed into higher interest earning assets.

Cash and interest-bearing deposits in other financial institutions totaled $38.2 million at June 30, 2004, a decrease of $15.5 million, or 28.9%, from December 31, 2003 levels. Investment securities totaled $28.6 million at June 30, 2004, an increase of $428,000, or 1.5%, from the total at December 31, 2003. Investment securities purchases totaled $14.0 million, while maturities totaled $11.5 million and sales totaled $1.5 million. Purchases were comprised primarily of intermediate-term callable U.S. Government agency obligations with an average yield of 3.34%.

Mortgage-backed securities totaled $96.1 million at June 30, 2004, an increase of $10.5 million, or 12.3%, from December 31, 2003. Mortgage-backed securities purchases totaled $43.3 million, while principal repayments totaled $17.7 million and sales totaled $12.7 million during the six-month period ended June 30, 2004. The pre-tax unrealized loss on mortgage-backed securities totaled $1.9 million at June 30, 2004. Purchases of mortgage-backed securities during the period were comprised primarily of short duration mortgage-backed securities yielding 3.96%, all of which were classified as available for sale.

Loans receivable, including loans held for sale, totaled $838.0 million at June 30, 2004, an increase of $32.9 million, or 4.1%, from December 31, 2003. The increase resulted primarily from loan disbursements and purchases totaling $212.0 million, which were partially offset by principal repayments of $117.2 million and loan sales of $57.7 million. The volume of loans originated and purchased during the first six months of 2004 decreased compared to the 2003 period by $130.4 million, or 38.1%, while the volume of loan sales decreased by $147.2 million period to period. As interest rates have moved off their historical lows, loans originated and purchased moved away from fixed rate lending to adjustable rate lending. This has caused origination and purchases to be lower while at the same time has allowed our portfolio to grow. Camco has typically held adjustable-rate mortgage loans in its portfolio as an integral part of its strategy to maintain an asset-sensitive interest-rate risk position. Loan originations during the six-month period ended June 30, 2004, were comprised primarily of $113.9 million of loans secured by one- to four-family residential real estate, $50.8 million in consumer and other loans and $47.3 million in loans secured by commercial real estate. Management will continue to expand its consumer and commercial real estate lending in future periods as a means of increasing the yield and diversifying the portfolio to a less dominated proportion of one- to four-family residential real estate loans.

The allowance for loan losses totaled $5.5 million and $5.6 million at June 30, 2004 and December 31, 2003, respectively, representing 47.6% and 41.5% of nonperforming loans, respectively, at those dates. Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $11.6 million and $13.6 million at June 30, 2004 and December 31, 2003, respectively, constituting 1.39% and 1.69% of total net loans, including loans held for sale, at those dates. At June 30, 2004, nonperforming loans were comprised of $8.8 million in one- to four-family residential real estate loans, $1.0 million in commercial and multi-family real estate loans and $1.8 million of consumer and non-residential loans. Management believes all nonperforming loans are adequately collateralized and no loss is expected over and above allocated reserves on such loans. Loans delinquent greater than 30 days but less than 90 days totaled $4.2 million at June 30, 2004, compared to $8.7 million at December 31, 2003, a decrease of $4.5 million, or 51.7%. Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances at June 30, 2004, there can be no assurance that increased provisions will not be necessary in future periods, which could adversely affect Camco's results of operations.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2004 and 2003

Discussion of Financial Condition Changes from December 31, 2003 to June 30, 2004 (continued)

Deposits totaled $677.6 million at June 30, 2004, an increase of $6.3 million, or .9%, from the total at December 31, 2003. The increase in deposits was due to a $10.6 million increase of certificates of deposit and a $6.5 million increase in interest bearing accounts which were offset partially by a decrease of $9.0 million of money market demand accounts.

Stockholders' equity totaled $91.7 million at June 30, 2004, a decrease of $820,000, or .9%, from December 31, 2003. The decrease resulted primarily from dividends of $2.1 million, an increase in the unrealized losses on securities of $1.5 million, offset partially by net earnings of $2.6 million and proceeds from the exercise of stock options of $284,000.

Advantage is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2004, the Bank's regulatory capital exceeded all regulatory capital requirements and is considered "well capitalized".

      The following tables present certain information regarding compliance by Advantage with applicable regulatory capital requirements at June 30, 2004:

                                                                                                  To be "well-
                                                                At June 30, 2004               capitalized" under
                                                                  For capital                   prompt corrective
                                         Actual                adequacy purposes                action provisions
                                    ----------------        ------------------------        -------------------------
                                     Amount    Ratio           Amount        Ratio             Amount        Ratio
                                    -------    -----        -------------  ---------        -------------  ----------
                                                                 (Dollars in thousands)
Total capital
  (to risk-weighted assets)         $81,387     12.0%       > or =$54,360  > or =8.0%       > or =$67,950  > or =10.0%

Tier I capital
  (to risk-weighted assets)         $75,859     11.2%       > or =$27,180  > or =4.0%       > or =$40,770  > or = 6.0%

Tier I leverage                     $75,859      7.2%       > or =$41,920  > or =4.0%       > or =$52,401  > or = 5.0%

      Federal law prohibits a financial institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized.

Comparison of Results of Operations for the Six Months Ended June 30, 2004 and 2003

General

Camco's net earnings for the six months ended June 30, 2004 totaled $2.6 million, a decrease of $2.1 million, or 45.2%, from the $4.7 million of net earnings reported in the comparable 2003 period. The decrease in earnings was primarily attributable to a $3.6 million, or 52.4% decrease in other income, which was partially offset by a decrease in general administrative and other expense of $275,000 or 2.4% and a $973,000 or 45.9% decrease in federal income tax.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2004 and 2003

Comparison of Results of Operations for the Six Months Ended June 30, 2004 and 2003 (continued)

Net Interest Income

Total interest income amounted to $25.7 million for the six months ended June 30, 2004, a decrease of $2.9 million, or 10.1%, compared to the six-month period ended June 30, 2003, generally reflecting the effects of a decrease in yield on total interest-earning assets of 45 basis points, from 5.59% in the 2003 period to 5.14% in 2004, and a $22.5 million, or 2.2%, decrease in the average balance of interest-earning assets outstanding year to year.

Interest income on loans totaled $22.9 million for the six months ended June 30, 2004, a decrease of $1.8 million, or 7.4% from the comparable 2003 period. The decrease resulted primarily from an 86 basis point decrease in the average yield to 5.58% from 6.44% in 2003 which was partially offset by the increase of average balance outstanding of $54.0 million or 7.0% in the 2004 quarter. Interest income on mortgage-backed securities totaled $1.4 million for the six months ended June 30, 2004, a $641,000, or 31.4% decrease from the 2003 quarter. The decrease was due primarily to a 22 basis point decrease in the average yield, to 3.10% for the 2004 period, coupled with a $32.7 million, or 26.6%, decrease in the average balance outstanding in the 2004 period. Interest income on investment securities decreased by $326,000, or 45.9%, due primarily to a $13.7 million decrease in the average balance outstanding, coupled with a 66 basis point decrease in the average yield, to 2.73% in the 2004 period. Interest income on other interest-earning assets decreased by $112,000, or 9.7%, due primarily to a $29.9 million, or 32.6%, decrease in the average balance outstanding which was partially offset by an 86 basis point increase in the average yield, to 3.38% compared to 2.52% for the six months ended June 30, 2003.

Interest expense on deposits totaled $6.7 million for the six months ended June 30, 2004, a decrease of $2.0 million, or 22.9%, compared to the same period in 2003, due primarily to a 56 basis point decrease in the average cost of deposits to 2.05% in the current period, and a $13.9 million, or 2.1%, decrease in average deposits outstanding. Interest expense on borrowings totaled $6.7 million for the six months ended June 30, 2004, a decrease of $952,000, or 12.4%, from the same 2003 six-month period. The decrease resulted primarily from a 65 basis point decrease in the average cost of borrowings to 4.93%, and a $2.2 million, or .8%, decrease in the average balance outstanding year to year. Decreases in the level of average yields on interest-earning assets and average costs of interest-bearing liabilities were primarily due to assets repricing into current lower interest rates, coupled with a December restructuring of $25.4 million of FHLB borrowings which carried an average fixed rate of 5.41%. The borrowings were replaced with variable rate advances having a weighted average rate of approximately 1.5% as of June 30, 2004.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $36,000, or .3%, to a total of $12.3 million for the six months ended June 30, 2004. The interest rate spread increased to approximately 2.23% at June 30, 2004, from 2.11% at June 30, 2003, while the net interest margin increased to approximately 2.47% for the six months ended June 30, 2004, compared to 2.41% for the 2003 period.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $510,000 for the six

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2004 and 2003

Comparison of Results of Operations for the Six Months Ended June 30, 2004 and 2003 (continued)

Provision for Losses on Loans (continued)

months ended June 30, 2004. Management believes all classified loans are adequately collateralized, however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future.

Other Income

Other income totaled $3.2 million for the six months ended June 30, 2004, a decrease of $3.6 million, or 52.4%, from the comparable 2003 period. The decrease in other income was primarily attributable to a $2.2 million decrease in gain on sale of loans, a $663,000 decrease in the valuation of mortgage servicing rights and a decrease of $758,000 in late charges, rent and other. The decline in mortgage servicing rights was primarily attributable to the significant slowdown in production sold into the secondary market in the first half of 2004 versus the first half of 2003. During the first half of 2003, $205.0 million was sold in the secondary market versus $57.7 million in the first half of 2004. The reduction in late charges, rent and other was due primarily to a decrease in title insurance premiums and other fees on loans due to the $130.4 million decrease of loans originated and purchased in 2004 compared to the 2003 period. The Corporation's mortgage banking income, largely comprised of gains on sale of loans, servicing revenue, and title insurance premiums are subject to the cyclical changes in the overall level of interest rates in the economy. The rise in home mortgage interest rates off historical lows over the last six months has had a dampening effect on the Corporation's net earnings. The diminished proportional benefit from other income is expected to continue as the higher interest rates will likely decrease the Company's originations for primarily fixed rate mortgage loans, diminishing the fee income derived from the sale of those loans in the secondary market. The origination of adjustable rate loans generally increases during these interest rate cycles and, after a period of time, borrowers have historically come back into the home purchase and construction market using adjustable rate loans to finance their homes. Over time, this shifts earnings from fees to net interest income for the Bank.

General, Administrative and Other Expense

General, administrative and other expense totaled $11.4 million for the six months ended June 30, 2004, a decrease of $275,000, or 2.4%, from the comparable period in 2003. The decrease in general, administrative and other expense was due primarily to a decrease of $633,000, or 8.5% decrease in employee compensation and benefits, a $154,000, or 8.3% decrease in occupancy and equipment and a $90,000 or 15.1% decrease in franchise tax, which were partially offset by a decrease of $584,000 or 33.0% in deferred compensation (FAS 91) and a $71,000, or 19.5%, in advertising. The decrease in employee compensation was due to continued efforts to contain personnel costs through operating efficiencies created by the consolidation of charters in 2001. The decrease in occupancy and equipment was primarily due to the closing of the Russell, Kentucky branch and a decrease in depreciation expense. The decrease in franchise tax was due to lowered accrual in 2004 compared to the 2003 period. The increase in deferred compensation relates to FAS 91 and the decline in residential loan production. The decrease in advertising was primarily due to hiring an advertising agency to better manage the Company's marketing effort to uniformly promote our brand and key product offerings.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2004 and 2003

Comparison of Results of Operations for the Six Months Ended June 30, 2004 and 2003 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $1.1 million for the six months ended June 30, 2004, a decline of $973,000, or 45.9%, compared to the six months ended June 30, 2003. This reduction was primarily attributable to a $3.1 million, or 45.4%, decrease in pre-tax earnings, as well as the non-taxable nature of increases in cash surrender value of life insurance. The Corporation's effective tax rates amounted to 30.9% and 31.2% for the six-month periods ended June 30, 2004 and 2003, respectively.

Comparison of Results of Operations for the Three Months Ended June 30, 2004 and 2003

General

Camco's net earnings for the three months ended June 30, 2004 totaled $1.5 million, a decrease of $696,000, or 31.2%, from the $2.2 million of net earnings reported in the comparable 2003 period. The decrease in earnings was primarily attributable to a $1.6 million, or 49.1% decrease in other income partially offset by an increase of $331,000, or 5.6% in net interest income, a decrease in general administration and other expense of $366,000 and a decrease in federal income tax expense of $252,000.

Net Interest Income

Total interest income amounted to $13.0 million for the three months ended June 30, 2004, a decrease of $933,000, or 6.7%, compared to the three-month period ended June 30, 2003, generally reflecting the effects of a decrease in yield on total interest-earning assets of 37 basis points, from 5.48% in the 2003 period to 5.11% in 2004.

Interest income on loans totaled $11.5 million for the three months ended June 30, 2004, a decrease of $510,000, or 4.3% from the comparable 2003 period. The decrease resulted primarily from a 79 basis point decrease in the average yield to 5.53% from 6.32% in 2003 which was partially offset by the increase of average balance outstanding of $71.2 million or 9.4% in the 2004 quarter. Interest income on mortgage-backed securities totaled $791,000 for the three months ended June 30, 2004, a $200,000, or 20.2% decrease from the 2003 quarter. The decrease was due primarily to a $30.5 million, or 23.7%, decrease in the average balance outstanding in the 2004 period, partially offset by a 14 basis point increase in the average yield, to 3.22% for the 2004 period. Interest income on investment securities decreased by $164,000, or 44.7%, due primarily to a $12.1 million decrease in the average balance outstanding, coupled with a 77 basis point decrease in the average yield, to 2.77% in the 2004 period. Interest income on other interest-earning assets decreased by $59,000, or 10.2%, due primarily to a $29.1 million, or 32.9%, decrease in the average balance outstanding which was partially offset by a 90 basis point increase in the average yield, to 3.53% compared to 2.63% for the three months ended June 30, 2003.

Interest expense on deposits totaled $3.3 million for the three months ended June 30, 2004, a decrease of $847,000, or 20.4%, compared to the same quarter in 2003, due primarily to a 49 basis point decrease in the average cost of deposits to 2.03% in the current quarter, and a $8.3 million, or 1.3%, decrease in average deposits outstanding. Interest expense on borrowings totaled $3.4 million for the three months ended June 30, 2004, a decrease of $417,000, or 10.9%, from the same 2003 three-month period. The decrease resulted primarily from a

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2004 and 2003

Comparison of Results of Operations for the Three Months Ended June 30, 2004 and 2003 (continued)

Net Interest Income (continued)

79 basis point decrease in the average cost of borrowings to 4.81%, partially offset by a $10.1 million, or 3.7%, increase in the average balance outstanding year to year. The decrease in the level of weighted-average yields on interest-earning assets and the decrease in the average costs of interest-bearing liabilities were due primarily to assets repricing into current lower interest rates in the economy period to period. The decline in interest expense on FHLB advances was due primarily to a December restructuring of $25.4 million of FHLB borrowings which carried an average fixed rate of 5.41%. The borrowings were replaced with variable rate advances having a weighted average rate of approximately 1.50% as of June 30, 2004.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $331,000, or 5.6%, to a total of $6.3 million for the three months ended June 30, 2004. The interest rate spread increased to approximately 2.24% at June 30, 2004, from 2.06% at June 30, 2003, while the net interest margin increased to approximately 2.47% for the three months ended June 30, 2004, compared to 2.34% for the 2003 period.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $255,000 for the three months ended June 30, 2004, which is comparable to the period in 2003. Management believes all classified loans are adequately collateralized, however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future.

Other Income

Other income totaled $1.7 million for the three months ended June 30, 2004, a decrease of $1.6 million, or 49.1%, from the comparable 2003 period. The decrease in other income was primarily attributable to a $1.1 million decrease in gain on sale of loans, a $550,000 decrease in late charges, rent and other, and a decrease of $61,000 in the valuation of mortgage servicing rights. The decline in mortgage servicing rights was primarily attributable to the significant slowdown in production sold into the secondary market in the second quarter of 2004 versus the second quarter of 2003. During the second quarter of 2003, $113.3 million was sold in the secondary market versus $31.2 million in the second quarter of 2004. The reduction in late charges, rent and other was due primarily to a decrease in title premiums and other fees on loans due to the $84.3 million decrease of loans originated and purchased in 2004 compared to the 2003 period. The Corporation's mortgage banking income, largely comprised of gains on sale of loans, servicing revenue, and title premiums are subject to the cyclical changes in the overall level of interest rates in the economy. The rise in home mortgage interest rates off the historical lows over the last six months has had a dampening effect on the Corporation's net earnings. The higher home mortgage rates will decrease the Company's originations for primarily fixed rate mortgage loans which will diminish the gains derived from the sale of those loans in the secondary market. The origination of adjustable rate home loans generally increases during these interest rate

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2004 and 2003

Comparison of Results of Operations for the Three Months Ended June 30, 2004 and 2003 (continued)

Other Income (continued)

cycles and, after a period of time, borrowers have historically come back into the home purchase and construction market using adjustable rate loans to finance their homes. Over time, this will shift earnings from gains to net interest income for the Bank.

General, Administrative and Other Expense

General, administrative and other expense totaled $5.5 million for the three months ended June 30, 2004, a decrease of $366,000, or 6.3%, from the comparable period in 2003. The decrease in general, administrative and other expense was due primarily to a decrease of $467,000, or 12.2%, in employee compensation and benefits, an $88,000 or 9.6% decrease in occupancy and equipment, a $71,000, or 5.6%, decrease in other operating costs and a $47,000 or 12.6% decrease in data processing expense, which were partially offset by a $340,000, or 32.6%, decrease in deferred compensation (FAS 91). The decrease in employee compensation and benefits was primarily due to the decrease in commissions paid and bonus accruals and continued efforts to contain personnel costs through operating efficiencies created by the consolidation of charters in 2001. The decrease in occupancy and equipment was due primarily to the closing of the Russell, Kentucky branch and a decrease in depreciation expense. The decrease in other operating costs was due primarily to the decrease of other loan expense due to the decline in loan production. The decrease in data processing expense was due primarily to the end of year processing expense accrued in 2004 but not 2003. The decrease in deferred compensation (FAS 91) relates to the decline in residential loan production.

Federal Income Taxes

The provision for federal income taxes totaled $698,000 for the three months ended June 30, 2004, a decline of $252,000, or 26.5%, compared to the three months ended June 30, 2003. This reduction was primarily attributable to a $948,000, or 29.8%, decrease in pre-tax earnings as well as the non-taxable nature of increases in cash surrender value of life insurance. The Corporation's effective tax rates amounted to 31.3% and 29.9% for the three-month periods ended June 30, 2004 and 2003, respectively.

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

The primary sources of funds include deposits, borrowings and principal and interest repayments on loans. Other funding sources included Federal Home Loan Bank advances.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2004 and 2003

Liquidity and Capital Resources (continued)

The following table sets forth information regarding the Bank's obligations and commitments to make future payments under contract as of June 30, 2004.

                                                                        PAYMENTS DUE BY PERIOD
                                                            LESS                                    MORE
                                                            THAN           1-3          3-5         THAN
                                                           1 YEAR         YEARS        YEARS       5 YEARS      TOTAL
                                                                                  (In thousands)
Contractual obligations:
  Operating lease obligations                             $    163      $    207      $   135     $    206     $    711
  Advances from the Federal Home Loan (1)                    6,817        12,209       32,427      197,759      249,212
  Certificates of deposit                                  187,122        87,751       62,224       36,098      373,195

Amount of commitments expiration per period
  Commitments to originate loans:
  Overdraft lines of credit                                    768             -            -            -          768
  Home equity lines of credit                               65,442             -            -            -       65,442
  Commercial lines of credit                                 2,497             -            -            -        2,497
  One- to four-family and multi-family loans                 2,946             -            -            -        2,946
  Non-residential real estate and land loans                   264             -            -            -          264
                                                          --------      --------      -------     --------     --------
         Total contractual obligations                    $266,019      $100,167      $94,786     $234,063     $695,035
                                                          ========      ========      =======     ========     ========

(1) Fully secured asset borrowings totaling $40.5 million are not included.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Corporation's market risk since the Corporation's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

ITEM 4: Controls and Procedures

      (a) Camco's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco's disclosure controls and procedures are effective.

      (b) There were no changes in Camco's internal control over financial reporting during the quarter ended June 30, 2004, which materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

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

                 Exhibit 31(i) Section 302 certification by Chief Executive Officer

                 Exhibit 31(ii) Section 302 Certification by Chief Financial Officer

                 Exhibit 32(i) Section 1350 certification by Chief Executive Officer

                 Exhibit 32(ii) Section 1350 certification by Chief Financial Officer

             Reports on Form 8-K:     On April 29, 2004, a Form 8-K was filed
                                      to report net earnings for the quarter
                                      ended March 31, 2004.

                                      On May 3, 2004, a Form 8-K was filed to
                                      report inclusion in the Nasdaq Community
                                      Bank index.

                                      On June 24, 2004, a Form 8-K was filed to report the declaration of a cash dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2004                        By: /s/Richard C. Baylor
                                                --------------------------------
                                                Richard C. Baylor
                                                Chief Executive Officer

Date: August 5, 2004                        By: /s/Mark A. Severson
                                                --------------------------------
                                                Mark A. Severson
                                                Chief Financial Officer