Form 10-Q
period 2004-09-30
CAMCO FINANCIAL CORP
filed 2004-11-08
CIK 16614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 0-25196

                           CAMCO FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   51-0110823
-------------------------------          ---------------------------------------
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

Yes [X]           No [  ]

As of November 4, 2004, the latest practicable date, 7,640,505 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.

                           Camco Financial Corporation

                                      INDEX

                                                                     Page
                                                                     ----
PART I   -    FINANCIAL INFORMATION

              Consolidated Statements of Financial Condition           3

              Consolidated Statements of Earnings                      4

              Consolidated Statements of Comprehensive Income          5

              Consolidated Statements of Cash Flows                    6

              Notes to Consolidated Financial Statements               8

              Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                              15

              Quantitative and Qualitative Disclosures about
              Market Risk                                             23

              Controls and Procedures                                 24

PART II -     OTHER INFORMATION                                       25

SIGNATURES                                                            26

                           CAMCO FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                                            2004           2003
         ASSETS

Cash and due from banks                                                                 $    26,077    $    22,807
Interest-bearing deposits in other financial institutions                                    19,214         30,904
                                                                                        -----------    -----------
         Cash and cash equivalents                                                           45,291         53,711

Investment securities available for sale - at market                                         25,123         27,008
Investment securities held to maturity - at cost, approximate market value of $1,190 and $1,204 as of September 30, 2004 and December 31,
  2003, respectively                                                                          1,126          1,130
Mortgage-backed securities available for sale - at market                                    86,706         77,916
Mortgage-backed securities held to maturity - at cost, approximate market value of $4,416 and $7,839 as of September 30, 2004 and December 31,
  2003, respectively                                                                          4,416          7,704
Loans held for sale - at lower of cost or market                                              4,386          5,457
Loans receivable - net                                                                      891,957        799,625
Office premises and equipment - net                                                          13,518         13,380
Real estate acquired through foreclosure                                                      2,507          1,463
Federal Home Loan Bank stock - at cost                                                       25,524         24,494
Accrued interest receivable                                                                   4,700          4,088
Prepaid expenses and other assets                                                             1,791          1,524
Cash surrender value of life insurance                                                       19,800         17,740
Goodwill - net of accumulated amortization                                                    7,023          2,953
Prepaid federal income taxes                                                                    237            958
                                                                                        -----------    -----------
         Total assets                                                                   $ 1,134,105    $ 1,039,151
                                                                                        ===========    ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                $   728,918    $   671,274
Advances from the Federal Home Loan Bank                                                    291,719        262,735
Advances by borrowers for taxes and insurance                                                 2,280          3,494
Accounts payable and accrued liabilities                                                      9,543          4,102
Dividends payable                                                                             1,108          1,063
Deferred federal income taxes                                                                 3,510          3,940
                                                                                        -----------    -----------
         Total liabilities                                                                1,037,078        946,608

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares; no shares outstanding                -              -
  Common stock - $1 par value; authorized 14,900,000 shares; 8,737,028 and
    8,428,946 shares issued at September 30, 2004 and December 31, 2003, respectively         8,737          8,429
  Additional paid-in capital                                                                 58,692         55,132
  Retained earnings - substantially restricted                                               45,912         45,121
  Accumulated other comprehensive income - unrealized gains on
    securities designated as available for sale, net of related tax effects                      31            206
  Less 1,096,523 shares of treasury stock at both September 30, 2004
    and December 31, 2003, respectively - at cost                                           (16,345)       (16,345)
                                                                                        -----------    -----------
         Total stockholders' equity                                                          97,027         92,543
                                                                                        -----------    -----------
         Total liabilities and stockholders' equity                                     $ 1,134,105    $ 1,039,151
                                                                                        ===========    ===========

                           CAMCO FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                               NINE MONTHS ENDED      THREE MONTHS ENDED
                                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                                2004        2003        2004       2003
Interest income
  Loans                                                       $ 34,744    $ 36,497    $ 11,860    $ 11,795
  Mortgage-backed securities                                     2,231       2,775         833         736
  Investment securities                                            594       1,016         209         305
  Interest-bearing deposits and other                            1,618       1,665         571         506
                                                              --------    --------    --------    --------
         Total interest income                                  39,187      41,953      13,473      13,342

Interest expense
  Deposits                                                      10,222      12,460       3,570       3,827
  Borrowings                                                    10,212      11,495       3,497       3,828
                                                              --------    --------    --------    --------
         Total interest expense                                 20,434      23,955       7,067       7,655
                                                              --------    --------    --------    --------

         Net interest income                                    18,753      17,998       6,406       5,687

Provision for losses on loans                                      765         930         255         255
                                                              --------    --------    --------    --------

         Net interest income after provision
           for losses on loans                                  17,988      17,068       6,151       5,432

Other income
  Late charges, rent and other                                   1,863       2,942         623         944
  Loan servicing fees                                            1,138       1,225         373         412
  Service charges and other fees on deposits                     1,006         878         407         309
  Gain on sale of loans                                            679       3,257         189         547
  Valuation of mortgage servicing rights - net                     133         188         206        (402)
  Gain on sale of investment and mortgage-backed securities        110         716          10         531
  Gain on sale of real estate acquired through foreclosure         224          20         106          82
                                                              --------    --------    --------    --------
         Total other income                                      5,153       9,226       1,914       2,423

General, administrative and other expense
  Employee compensation and benefits                            10,162      11,134       3,308       3,647
  Deferred compensation (FAS 91)                                (1,731)     (2,956)       (545)     (1,186)
  Occupancy and equipment                                        2,569       2,792         867         936
  Data processing                                                  987         993         320         318
  Advertising                                                      822         554         387         190
  Franchise taxes                                                  791         959         283         362
  Other operating                                                3,691       3,714       1,307       1,284
                                                              --------    --------    --------    --------

         Total general, administrative and other expense        17,291      17,190       5,927       5,551
                                                              --------    --------    --------    --------

         Earnings before federal income taxes                    5,850       9,104       2,138       2,304

Federal income taxes
  Current                                                        2,430       3,726       1,214         850
  Deferred                                                        (614)       (890)       (544)       (132)
                                                              --------    --------    --------    --------
         Total federal income taxes                              1,816       2,836         670         718
                                                              --------    --------    --------    --------

         NET EARNINGS                                         $  4,034    $  6,268    $  1,468    $  1,586
                                                              ========    ========    ========    ========

         EARNINGS PER SHARE
           Basic                                              $   0.54    $   0.83    $   0.20    $   0.21
                                                              ========    ========    ========    ========

           Diluted                                            $   0.54    $   0.82    $   0.19    $   0.21
                                                              ========    ========    ========    ========

                           CAMCO FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                NINE MONTHS ENDED     THREE MONTHS ENDED
                                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                                 2004       2003       2004       2003
Net earnings                                                    $ 4,034    $ 6,268    $ 1,468    $ 1,586

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) during the period, net of related taxes (benefits) of $(54), $(787), $707 and $(556)
   for the nine and three months ended September 30,
   2004 and 2003, respectively                                     (104)    (1,527)     1,367     (1,080)

  Reclassification adjustment for realized gains included in net earnings, net of taxes of $36, $243, $3 and $181
    for the respective periods                                      (71)      (473)        (7)      (350)
                                                                -------    -------    -------    -------

Comprehensive income                                            $ 3,859    $ 4,268    $ 2,828    $   156
                                                                =======    =======    =======    =======

Accumulated comprehensive income                                $    31    $    98    $    31    $    98
                                                                =======    =======    =======    =======

                           CAMCO FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                 (In thousands)

                                                                                              2004         2003
Cash flows from operating activities:
  Net earnings for the period                                                              $   4,034    $   6,268
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                               (56)        (352)
    Amortization of premiums and discounts on investment
      and mortgage-backed securities - net                                                       821        1,977
    Amortization of purchase accounting adjustments - net                                         67           66
    Depreciation and amortization                                                              1,085        1,352
    Provision for losses on loans                                                                765          930
    Gain on sale of real estate acquired through foreclosure                                    (224)         (20)
    Federal Home Loan Bank stock dividends                                                      (759)        (711)
    Gain on sale of investment and mortgage-backed securities                                   (110)        (716)
    Gain on sale of loans                                                                       (679)      (3,257)
    Loans originated for sale in the secondary market                                        (76,262)    (205,600)
    Proceeds from sale of loans in the secondary market                                       78,012      256,416
    Increase (decrease) in cash, net of London Financial acquisition, due to changes in:
        Accrued interest receivable                                                             (138)         486
        Prepaid expenses and other assets                                                       (231)         260
        Accrued interest and other liabilities                                                 4,706          177
        Federal income taxes:
          Current                                                                              1,340           73
          Deferred                                                                              (614)        (890)
                                                                                           ---------    ---------
            Net cash provided by operating activities                                         11,757       56,459

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities                                           14,000       17,191
  Proceeds from sale of investment securities designated as available for sale                 1,557        2,043
  Proceeds from sale of mortgage-backed securities designated as available for sale           13,060       54,135
  Purchase of investment securities designated as available for sale                         (13,997)     (10,341)
  Purchase of mortgage-backed securities designated as available for sale                    (43,301)    (112,989)
  Purchase of mortgage-backed securities designated as held to maturity                            -         (270)
  Purchase of loans                                                                          (26,712)      (9,954)
  Loan disbursements                                                                        (110,369)    (295,714)
  Principal repayments on loans                                                               88,482      250,816
  Principal repayments on mortgage-backed securities                                          24,442       75,351
  Purchase of office premises and equipment                                                     (530)        (601)
  Proceeds from sales of real estate acquired through foreclosure                              3,750        3,206
  Additions to real estate acquired through foreclosure                                          (29)           -
  Purchase of cash surrender value of life insurance                                          (1,539)           -
  Net cash paid for London Financial acquisition                                              (1,769)           -
  Proceeds from redemption of life insurance                                                       -          422
  Net increase in cash surrender value of life insurance                                        (521)        (597)
                                                                                           ---------    ---------
            Net cash used in investing activities                                            (53,476)     (27,302)
                                                                                           ---------    ---------

            Net cash provided by (used in) operating and investing activities
           (subtotal carried forward)                                                        (41,719)      29,157
                                                                                           ---------    ---------

                           CAMCO FINANCIAL CORPORATION

                     For the nine months ended September 30,
                                 (In thousands)

                                                                                 2004         2003
         Net cash provided by (used in) operating and investing activities
           (subtotal brought forward)                                           $(41,719)   $ 29,157

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                             12,412     (32,552)
  Proceeds from Federal Home Loan Bank advances                                   36,650      44,500
  Repayment of Federal Home Loan Bank advances                                   (11,666)    (43,013)
  Dividends paid on common stock                                                  (3,198)     (3,144)
  Purchase of treasury stock                                                           -      (7,031)
  Proceeds from exercise of stock options                                            317       1,080
  Advances by borrowers for taxes and insurance                                   (1,216)       (929)
                                                                                --------    --------
         Net cash used in financing activities                                    33,299     (41,089)
                                                                                --------    --------

Net decrease in cash and cash equivalents                                         (8,420)    (11,932)

Cash and cash equivalents at beginning of period                                  53,711      57,022
                                                                                --------    --------

Cash and cash equivalents at end of period                                      $ 45,291    $ 45,090
                                                                                ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                         $ 20,508    $ 22,704
                                                                                ========    ========

    Income taxes                                                                $  1,712    $  3,493
                                                                                ========    ========
Supplemental disclosure of noncash investing activities:
  Transfers from mortgage loans to real estate acquired
    through foreclosure                                                         $  5,594    $  2,848
                                                                                ========    ========

  Unrealized losses on securities designated as available for sale              $   (175)   $ (2,000)
                                                                                ========    ========

  Recognition of mortgage servicing rights in
    accordance with SFAS No. 140                                                $  1,030    $  3,132
                                                                                ========    ========

  Issuance of loans upon sale of real estate acquired through foreclosure       $  1,053    $  1,838
                                                                                ========    ========

  Dividends declared but unpaid                                                 $  1,108    $  1,070
                                                                                ========    ========

  Fair value of assets acquired in London Financial transaction                 $ 54,441    $      -

  Less fair value of liabilities assumed                                         (50,371)          -
                                                                                --------    --------

  Goodwill assigned in acquisition                                              $  4,070    $      -
                                                                                ========    ========
Supplemental noncash financing activities:
  Common stock issued in acquisition of London Financial                        $  3,551    $      -
                                                                                ========    ========

                           CAMCO FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the nine- and three-month periods ended September 30, 2004 and 2003

1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation ("Camco" or the "Corporation") included in Camco's Annual Report on Form 10-K for the year ended December 31, 2003. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine- and three-month periods ended September 30, 2004, are not necessarily indicative of the results which may be expected for the entire year.

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

                           CAMCO FINANCIAL CORPORATION

     For the nine- and three-month periods ended September 30, 2004 and 2003

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

                           CAMCO FINANCIAL CORPORATION

     For the nine- and three-month periods ended September 30, 2004 and 2003

3.    Critical Accounting Policies (continued)

      GOODWILL

      We have developed procedures to test goodwill for impairment on an annual basis using June 30 financial information. This testing procedure is outsourced to a third party that evaluates possible impairment based on the following:

      The test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying value including goodwill. The value is determined assuming a freely negotiated transaction between a willing buyer and a willing seller, neither being under any compulsion to buy or sell and both having reasonable knowledge of relevant facts. Accordingly, to derive the fair value of the reporting unit, the following common approaches to valuing business combination transactions involving financial institutions are utilized by a third party selected by Camco:
      (1) the comparable transactions approach - specifically based on earnings, book, assets and deposit premium multiples received in recent sales of comparable thrift franchises; and (2) the discounted cash flow approach. The application of these valuation techniques takes into account the reporting unit's operating history, the current market environment and future prospects. As of the most recent quarter, the only reporting unit carrying goodwill is the Bank.

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

      After each testing period, the third party compiles a summary of the test that is then provided to the Audit Committee for review. As of the most recent testing date, June 30, 2004, the Audit Committee was informed that the fair value of the reporting unit exceeded its carrying amount.

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

                           CAMCO FINANCIAL CORPORATION

     For the nine- and three-month periods ended September 30, 2004 and 2003

4.    Earnings Per Share

      Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plans. The computations are as follows:

                                         FOR THE NINE MONTHS ENDED  FOR THE THREE MONTHS ENDED
                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                 2004        2003         2004        2003
Weighted-average common shares
  outstanding (basic)                       7,406,017   7,537,944    7,513,890   7,417,459
Dilutive effect of assumed exercise
  of stock options                             51,472     130,045       46,026      82,721
                                            ---------   ---------    ---------   ---------
Weighted-average common shares
  outstanding (diluted)                     7,457,489   7,667,989    7,559,916   7,500,180
                                            =========   =========    =========   =========

      Options to purchase 80,789 and 7,088 shares of common stock with respective weighted-average exercise prices of $16.40 and $16.59 were outstanding at September 30, 2004 and 2003, respectively, but were excluded from the computation of common share equivalents for the nine and three month periods then ended, because the exercise prices were greater than the average market price of the common shares.

5.    Stock Option Plans

      Stockholders of the Corporation have approved four stock option plans. Under the 1972 Plan and the 1982 Plan, 370,054 common shares were reserved for issuance to officers, directors, and key employees of the Corporation and its subsidiaries. All of the stock options under the 1972 and 1982 Plans have been granted and were subject to exercise at the discretion of the grantees through 2002. Under the 1995 Plan, 161,488 shares were reserved for issuance. Under the 2002 Plan, 400,000 shares were reserved for issuance. Additionally, in connection with the acquisition of First Federal Bank for Savings in 1996, the stock options of First Savings were converted into options to purchase 174,421 shares of the Corporation's stock at an exercise price of $7.38 per share, which expire in 2005. In connection with the 2000 acquisition of Westwood Homestead Financial Corporation, the stock options of Westwood Homestead were converted into options to purchase 311,794 shares of the Corporation's stock at a weighted-average exercise price of $11.89 per share, which expire in 2008.

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

                           CAMCO FINANCIAL CORPORATION

     For the nine- and three-month periods ended September 30, 2004 and 2003

5.    Stock Option Plans (continued)

      The Corporation utilizes APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share for the three- and nine-month periods ended September 30, 2004 and 2003, would have been reported as the pro forma amounts indicated below:

                                                                        NINE MONTHS ENDED       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                                       2004         2003         2004         2003
Net earnings (In thousands)             As reported                 $     4,034  $     6,268  $     1,468  $     1,586
               Stock-based compensation, net of tax                         (21)         (15)          (7)          (5)
                                                                    -----------  -----------  -----------  -----------

                                          Pro-forma                 $     4,013  $     6,253  $     1,461  $     1,581
                                                                    ===========  ===========  ===========  ===========
Earnings per share
  Basic                                 As reported                 $       .54  $       .83  $       .20  $       .21
               Stock-based compensation, net of tax                           -            -         (.01)           -
                                                                    -----------  -----------  -----------  -----------

                                          Pro-forma                 $       .54  $       .83  $       .19  $       .21
                                                                    ===========  ===========  ===========  ===========
  Diluted                                As reported                $       .54  $       .82  $       .19  $       .21
               Stock-based compensation, net of tax                           -            -            -            -
                                                                    -----------  -----------  -----------  -----------

                                          Pro-forma                 $       .54  $       .82  $       .19  $       .21
                                                                    ===========  ===========  ===========  ===========

      The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during 2004, 2003 and 2002: dividend yield of 3.40%, 3.50%, and 3.84%, respectively; expected volatility of 21.44%, 16.88% and 16.34% respectively; a risk-free interest rate of 4.11%, 3.95% and 2.00% respectively; and an expected life of ten years for all grants.

                           CAMCO FINANCIAL CORPORATION

      For the n- and three-month periods ended September 30, 2004 and 2003

5.    Stock Option Plans (continued)

      A summary of the status of the Corporation's stock option plans as of September 30, 2004 and December 31, 2003 and 2002, and changes during the periods ending on those dates is presented below:

                                     SIX MONTHS ENDED                    YEAR ENDED
                                       SEPTEMBER 30,                     DECEMBER 31,
                                          2004                 2003                 2002
                                               WEIGHTED-             WEIGHTED-             WEIGHTED-
                                                AVERAGE              AVERAGE                AVERAGE
                                               EXERCISE              EXERCISE              EXERCISE
                                     SHARES     PRICE      SHARES     PRICE      SHARES      PRICE
Outstanding at beginning of year     257,072     12.11     323,291    $ 9.79     503,005     $10.16
Granted                               17,705     17.17      56,948     16.13       3,700      14.55
Exercised                            (29,765)     9.08    (117,800)     7.60    (174,106)     10.84
Forfeited                             (3,017)    15.10      (5,367)    13.92      (9,308)     11.91
                                     -------    ------    --------    ------    --------     ------

Outstanding at end of year           241,995    $12.50     257,072    $12.11     323,291     $ 9.79
                                     =======    ======    ========    ======    ========     ======

Options exercisable at year-end      195,672    $11.56     211,780    $11.25     323,291     $ 9.79
                                     =======    ======    ========    ======    ========     ======
Weighted-average fair value of
  options granted during the year               $ 3.59                $ 2.60                 $ 1.36
                                                ======                ======                 ======

      The following information applies to options outstanding at September 30, 2004:

Number outstanding                                    55,823
Range of exercise prices                      $  7.40 - 8.94

Number outstanding                                    53,088
Range of exercise prices                      $ 9.75 - 11.36

Number outstanding                                    52,295
Range of exercise prices                      $12.50 - 14.65

Number outstanding                                    80,789
Range of exercise prices                      $16.13 - 17.17

Weighted-average exercise price               $        12.50
Weighted-average remaining contractual life        6.7 years

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

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the nine- and three-month periods ended September 30, 2004 and 2003

Discussion of Financial Condition Changes from December 31, 2003 to September 30, 2004

At September 30, 2004, Camco's consolidated assets totaled $1.13 billion, an increase of $95.0 million, or 9.1%, from the December 31, 2003 total. The increase in total assets was primarily due to the acquisition of London Financial Corporation which Camco acquired in August 2004 in a transaction accounted for using the purchase method of accounting. The acquisition resulted in net asset growth of approximately $58.5 million. The additional increase in total assets was achieved primarily through internal growth in loans receivable of $43.3 million which was funded principally by an increase of $25.0 million in advances from the Federal Home Loan Bank ("FHLB") and deposit growth of $12.4 million.

Cash and interest-bearing deposits in other financial institutions totaled $45.3 million at September 30, 2004, a decrease of $8.4 million, or 15.7%, from December 31, 2003 levels. Investment securities totaled $26.2 million at September 30, 2004, a decrease of $1.9 million, or 6.7%, from the total at December 31, 2003. Investment securities purchases, which were comprised primarily of $14.0 million of intermediate-term callable U.S. Government agency obligations with an average yield of 3.34%, were offset by $14.0 million of maturities and sales of $1.6 million.

Mortgage-backed securities totaled $91.1 million at September 30, 2004, an increase of $5.5 million, or 6.4%, from December 31, 2003. Mortgage-backed securities purchases totaled $43.3 million, while principal repayments totaled $24.4 million and sales totaled $13.0 million during the nine-month period ended September 30, 2004. Purchases of mortgage-backed securities during the period were comprised primarily of short duration mortgage-backed securities and collateralized mortgage obligations yielding 3.95%, which were classified as available for sale.

Loans receivable, including loans held for sale, totaled $896.3 million at September 30, 2004, an increase of $91.3 million, or 11.3%, from December 31, 2003. The increase resulted primarily from loans of $49.1 million acquired through the London Financial acquisition and loan disbursements and purchases totaling $213.3 million, which were partially offset by principal repayments of $88.5 million and loan sales of $78.0 million. The volume of loans originated and purchased during the first nine months of 2004 was less than that of the comparable 2003 period by $297.9 million, or 58.3%, while the volume of loan sales decreased by $175.8 million year to year. As interest rates in the economy have begun to rise, consumer preference is moving towards adjustable-rate mortgage loans to fund home purchases. Camco has typically held adjustable-rate mortgage loans in its portfolio as part of its strategy to maintain its asset-sensitive interest-rate risk position. Loan originations during the nine-month period ended September 30, 2004, were comprised primarily of $145.7 million of loans secured by one- to four-family residential real estate, $43.7 million in consumer and other loans and $73.0 million in loans secured by commercial real estate. Management will continue to expand its consumer and commercial real estate lending in future periods as a means of increasing the yield on its loan portfolio.

The allowance for loan losses totaled $6.4 million and $5.6 million at September 30, 2004 and December 31, 2003, respectively, representing 63.2% and 41.5% of nonperforming loans, respectively, at those dates. Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $10.1 million and $13.6 million at September 30, 2004 and December 31, 2003, respectively, constituting 1.13% and 1.69% of total net loans, including loans held for sale, at those dates. At September 30, 2004, nonperforming loans were comprised of $7.2 million in one- to four-family residential real estate loans, $1.6 million in commercial real estate loans and $1.3 million of consumer loans. Management believes all nonperforming loans are adequately collateralized and no loss is expected over and above allocated reserves on such loans. Loans delinquent greater than 30 days but less than 90 days totaled $7.6 million at September 30, 2004, compared to $8.7 million at December 31, 2003, a decrease of $1.1 million, or 12.6%. Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances at September 30, 2004, there can be no assurance that increased provisions will not be necessary in future periods, which could adversely affect Camco's results of operations.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine- and three-month periods ended September 30, 2004 and 2003

Discussion of Financial Condition Changes from December 31, 2003 to September 30, 2004 (continued)

Deposits totaled $728.9 million at September 30, 2004, an increase of $57.6 million, or 8.6%, from the total at December 31, 2003. The increase resulted primarily from deposits of $45.2 million in the London Financial acquisition coupled with deposit portfolio growth of $12.4 million, or 1.9%, which resulted primarily from management's continuing efforts to achieve a moderate rate of growth through advertising and pricing strategies. Advances from the FHLB increased by $29.0 million, or 11.0% to a total of $291.7 million at September 30, 2004. The increase was due primarily to net borrowings totaling $25.0 million, coupled with advances of $4.0 million assumed in the London Financial transaction. The proceeds from deposit growth and FHLB advances were primarily used to fund loan originations during the nine month period.

Stockholders' equity totaled $97.0 million at September 30, 2004, an increase of $4.5 million, or 4.8%, from December 31, 2003. The increase resulted primarily from net earnings of $4.0 million, the issuance of $3.5 million in common stock to shareholders of London Financial and $317,000 in proceeds from the exercise of stock options, which were partially offset by dividends of $3.2 million and a $175,000 decrease in the unrealized gains on available for sale securities.

Advantage is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2004, the Bank's regulatory capital exceeded all regulatory capital requirements.

The following tables present certain information regarding compliance by Advantage with applicable regulatory capital requirements at September 30, 2004:

                                                    At September 30, 2004
                                                                                          To be "well-
                                                                                        capitalized" under
                                                         For capital                    prompt corrective
                                   Actual             adequacy purposes                 action provisions
                              -----------------      -------------------              ----------------------
                              Amount     Ratio         Amount     Ratio                Amount        Ratio
                              -------    ------      ---------    ------              ---------     -------
                                                     (Dollars in thousands)
Total capital
  (to risk-weighted assets)   $87,999    11.84%   > or =$59,441    > or =8.0%      > or =$74,301     > or =10.0%

Tier I capital
  (to risk-weighted assets)   $81,601    10.98%   > or =$29,721    > or =4.0%      > or =$44,581     > or = 6.0%

Tier I leverage               $81,601     7.46%   > or =$43,782    > or =4.0%      > or =$54,728     > or = 5.0%

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

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine- and three-month periods ended September 30, 2004 and 2003

Comparison of Results of Operations for the Nine Months Ended September 30, 2004 and 2003

General

The inclusion of the accounts of London Financial did not significantly contribute to the level of income and expenses during the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003.

Camco's net earnings for the nine months ended September 30, 2004 totaled $4.0 million, a decrease of $2.2 million, or 35.6%, from the $6.3 million of net earnings reported in the comparable 2003 period. The decrease in earnings was primarily due to the decrease of $2.6 million in gain on sale of loans and a $1.1 million reduction in late charges, rent and other.

Net Interest Income

Total interest income amounted to $39.2 million for the nine months ended September 30, 2004, a decrease of $2.8 million, or 6.6%, compared to the nine-month period ended September 30, 2003, generally reflecting the effects of a decrease in yield on total interest-earning assets of 37 basis points, from 5.50% in the 2003 period to 5.13% in the 2004 period, offset partially by a $1.9 million, or .2%, increase in the average balance of interest-earning assets outstanding year to year.

Interest income on loans totaled $34.7 million for the nine months ended September 30, 2004, a decrease of $1.8 million, or 4.8%, from the comparable 2003 period. The decrease resulted primarily from a 76 basis point decrease in the average yield, to 5.53% in the 2004 period, offset partially by a $64.2 million, or 8.3%, increase in the average balance outstanding. Interest income on mortgage-backed securities totaled $2.2 million for the nine months ended September 30, 2004, a $544,000, or 19.6%, decrease year to year. The decrease was due primarily to a $30.3 million, or 25.0%, decrease in the average balance outstanding, partially offset by a 22 basis point increase in the average yield, to 3.28% in the 2004 period. Interest income on investment securities decreased by $422,000, or 41.5%, due primarily to a $12.4 million decrease in the average balance outstanding, coupled with a decline in the average yield, to 2.84% in the 2004 period. Interest income on other interest-earning assets decreased by $47,000, or 2.8%, due primarily to a decrease of $19.5 million, or 23.8%, in the average balance outstanding period to period partially offset by an increase in the average yield to 3.45% in the 2004 period.

Interest expense on deposits totaled $10.2 million for the nine months ended September 30, 2004, a decrease of $2.2 million, or 18.0%, compared to the 2003 period, due primarily to a 47 basis point decrease in the average cost of deposits, to 2.06% in the 2004 period, offset partially be a $5.0 million, or ..8%, increase in the average balance of deposits outstanding year to year. Interest expense on borrowings totaled $10.2 million for the nine months ended September 30, 2004, a decrease of $1.3 million, or 11.2%, from the 2003 nine-month period. The decrease resulted primarily from a 67 basis point decrease in the average cost of borrowings to 4.89% in the 2004 period, which was partially offset by a $2.7 million, or 1.0%, increase in the average balance outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $755,000, or 4.2%, to a total of $18.8 million for the nine months ended September 30, 2004. The interest rate spread increased to approximately 2.23% at September 30, 2004, from 2.07% at September 30, 2003, while the net interest margin increased to approximately 2.45% for the nine months ended September 30, 2004, compared to 2.36% for the 2003 nine month period.

The acquisition of London Financial accounted for approximately $163,000 or .9%, of the net interest income for the nine months ended September 30, 2004.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine- and three-month periods ended September 30, 2004 and 2003

Comparison of Results of Operations for the Nine Months Ended September 30, 2004 and 2003 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $765,000 for the nine months ended September 30, 2004, an decrease of $165,000, or 17.7%, to the comparable period in 2003. Management believes all classified loans are adequately collateralized, however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future.

Other Income

Other income totaled $5.2 million for the nine months ended September 30, 2004, a decrease of $4.1 million, or 44.1%, comparable to the 2003 period. The decrease in other income was primarily attributable to a $2.6 million decrease in the gain on sale of loans, a $1.1 million, or 36.7%, decrease in late charges, rent and other and a $606,000 decrease in gain on sale of investment and mortgage-backed securities, which were partially offset by a $128,000, or 14.6%, increase in income from service charges and other fees on deposits. The decrease in the gain on sale of loans was due to a $175.8 million, or 69.5%, decrease in sales volume. The decline in late charges, rent and other was due primarily to a reduction in title premiums due to the decrease in originations. The increase in income from service charges and other fees on deposits was primarily due to the new expanded overdraft product.

The acquisition of London Financial accounted for approximately $14,000 increase in other income for the nine month period ended September 30, 2004.

General, Administrative and Other Expense

General, administrative and other expense totaled $17.3 million for the nine months ended September 30, 2004, an increase of $101,000, or .6%, over the comparable period in 2003. The increase in general, administrative and other expense was due primarily to a decrease of $1.2 million or 41.4% in direct loan origination costs (FAS 91), offset partially by a decrease of $972,000 in employee compensation and benefits and a $223,000 decrease in occupancy and equipment. The decline in loan origination costs pursuant to FAS 91 relates solely to the reduction in residential loan production period to period. The decrease in employee compensation and benefits was primarily due to a reduction in commissions incentive accruals and continued efforts to contain personnel costs through operating efficiencies. The decrease in occupancy and equipment was primarily due to the closing of the Russell, Kentucky branch and a decrease in depreciation expense.

The acquisition of London Financial accounted for approximately $89,000, or 88.1%, of the total increase in general, administrative and other expenses.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine- and three-month periods ended September 30, 2004 and 2003

Comparison of Results of Operations for the Nine Months Ended September 30, 2004 and 2003 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $1.8 million for the nine months ended September 30, 2004, a decrease of $1.0 million, or 36.0%, compared to the nine months ended September 30, 2003. This decrease was primarily attributable to a $3.3 million, or 35.7%, decrease in pre-tax earnings. The Corporation's effective tax rates amounted to 31.0% and 31.2% for the nine-month periods ended September 30, 2004 and 2003, respectively. The Corporation's effective tax rate differs from the 34% statutory corporate tax rate due to the tax-exempt nature of earnings on bank-owned life insurance.

Comparison of Results of Operations for the Three Months Ended September 30, 2004 and 2003

General

Camco's net earnings for the three months ended September 30, 2004 totaled $1.5 million, a decrease of $118,000, or 7.4%, from the $1.6 million of net earnings reported in the comparable 2003 period. The decrease in earnings was primarily attributable to a decrease of $509,000 in other income and an increase of general, administrative and other expense of $376,000 which were partially offset by an increase in net interest income of $719,000 and a decrease in federal income tax expense of $48,000.

Net Interest Income

Total interest income amounted to $13.5 million for the three months ended September 30, 2004, an increase of $131,000, or 1.0%, compared to the three-month period ended September 30, 2003, generally reflecting the effects of an increase in average balance of interest-earning assets outstanding quarter to quarter of $46.6 million or 4.6% offset partially by a decrease in yield on total interest-earning assets of 19 basis points, from 5.31% in the 2003 period to 5.12% in the 2004 period.

Interest income on loans totaled $11.9 million for the three months ended September 30, 2004, an increase of $65,000, or .6%, from the comparable 2003 period. The increase resulted primarily from a $85.2 million, or 10.9%, increase in the average balance outstanding offset partially by a 56 basis point decrease in the average yield to 5.46% in the 2004 period. Interest income on mortgage-backed securities totaled $833,000 for the three months ended September 30, 2004, a $97,000, or 13.2%, increase from the 2003 quarter. The increase was due primarily to a 118 basis point increase in the average yield, to 3.58% for the 2004 period, offset partially by a $29.6 million, or 24.1%, decrease in the average balance outstanding in the 2004 period. Interest income on investment securities decreased by $96,000, or 31.5%, due primarily to an $10.6 million decrease in the average balance outstanding, coupled with a 15 basis point decrease in the average yield to 3.06% in the 2004 period. Interest income on other interest-earning assets increased by $65,000, or 12.8%, due primarily to an increase in the average yield to 3.66% in the 2004 quarter as compared to 3.33% for the three months ended September 30, 2003, coupled with an increase in the average balance outstanding of $1.6 million, or 2.7%.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine- and three-month periods ended September 30, 2004 and 2003

Comparison of Results of Operations for the Three Months Ended September 30, 2004 and 2003 (continued)

Net Interest Income (continued)

Interest expense on deposits totaled $3.6 million for the three months ended September 30, 2004, a decrease of $257,000, or 6.7%, compared to the same quarter in 2003, due primarily to a 28 basis point decrease in the average cost of deposits to 2.09% in the current quarter, and a $37.2 million, or 5.8%, increase in average deposits outstanding. Interest expense on borrowings totaled $3.5 million for the three months ended September 30, 2004, a decrease of $331,000, or 8.7%, from the same 2003 three-month period. The decrease resulted primarily from a 74 basis point decrease in the average cost of borrowings to 4.79%, partially offset by a $14.8 million, or 5.3%, increase in the average balance outstanding year to year. The decline in interest expense on FHLB advances was due primarily to a December 2003 debt restructuring of $25.4 million of FHLB borrowings which carried an average fixed rate of 5.41%. The borrowings were replaced with variable rate advances having a weighted average rate of approximately 1.88% as of September 30, 2004.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $719,000, or 12.6%, to a total of $6.4 million for the three months ended September 30, 2004. The interest rate spread increased to approximately 2.22% at September 30, 2004, from 1.99% at September 30, 2003, while the net interest margin increased to approximately 2.44% for the three months ended September 30, 2004, compared to 2.26% for the 2003 period.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $255,000 for the three months ended September 30, 2004, which is equal to the provision in the 2003 quarter. Management believes all classified loans are adequately collateralized, however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future.

Other Income

Other income totaled $1.9 million for the three months ended September 30, 2004, a decrease of $509,000, or 21.0%, from the comparable 2003 period. The decrease in other income was primarily attributable to a $358,000 decrease in gain on sale of loans, a $321,000 decrease in late charges, rent and other. The decrease in gain on sale of loans was due primarily to the $28.6 million, or 59.3%, decrease in sales volume. The reduction in late charges, rent and other was due primarily to reduced title premiums and other fees on loans due to the decline in loans originated in 2004. The Corporation's gain on sale of loans are subject to the cyclical changes in the overall level of interest rates in the economy. Management believes that the rise in home mortgage interest rates from the historical lows over the last nine months has had a dampening effect on the Corporation's net earnings. Management believes that higher home

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine- and three-month periods ended September 30, 2004 and 2003

Comparison of Results of Operations for the Three Months Ended September 30, 2004 and 2003 (continued)

Other Income (continued)

mortgage rates will continue to reduce the Corporation's originations of primarily fixed rate mortgage loans and also probably will diminish the gains derived from the sale of those loans in the secondary market. The origination of adjustable rate home loans generally increases during a period of rising interest rates and, after a period of time, borrowers have historically come back into the home purchase and construction market using fixed rate loans to finance their homes. As evidenced in the most recent quarter, over time, this shift in assets transfer earnings from gains on sales to net interest income for the Bank.

General, Administrative and Other Expense

General, administrative and other expense totaled $5.9 million for the three months ended September 30, 2004, an increase of $376,000, or 6.8%, from the comparable quarter in 2003. The increase was primarily due to a $641,000, or 54.0% decrease in direct loan origination costs (FAS 91), an increase of $197,000 or 103.7% in advertising, offset partially by a decrease of $339,000 or 9.3%, in employee compensation and benefits, a decrease of $79,000, or 21.8%, in franchise taxes and a decrease of $69,000, or 7.4%, in occupancy and equipment. The decline in direct loan origination costs pursuant to FAS 91 relates directly to the decline in residential loan production. The increase in advertising was primarily due to hiring an advertising agency to better manage the Corporation's marketing effort to uniformly promote our brand and key product offerings. The decrease in employee compensation and benefits was primarily due to a reduction in commissions incentive accruals and continued efforts to contain personnel costs through operating efficiencies. The decrease in franchise tax was due to a lower taxable capital base in 2004 compared to the 2003 quarter. The decrease in occupancy and equipment was primarily due to the closing of the Russell, Kentucky branch and a reduction in depreciation expense.

Federal Income Taxes

The provision for federal income taxes totaled $670,000 for the three months ended September 30, 2004, a decrease of $48,000, or 6.7%, compared to the three months ended September 30, 2003. This decrease was primarily attributable to a $166,000, or 7.2%, decrease in pre-tax earnings. The Corporation's effective tax rates amounted to 31.3% and 31.2% for the three-month periods ended September 30, 2004 and 2003, respectively. The Corporation's effective tax rate differs from the statutory corporate rate due to the tax-exempt nature of earnings on bank owned life insurance.

Subsequent Event

During the month of October 2004, the Bank sold two properties that generated a pre-tax gain of $535,000. Both properties were associated with our continued effort to consolidate in our markets where appropriate. One office was in our Cincinnati/Northern Kentucky marketplace, and involved the moving of deposits to another office within close proximity. In this case, the sale involved the building and not loans or deposits. The other office was in our Dover/New Philadelphia marketplace, and involved moving our loan production office staff into available space within an existing branch office. We believe these consolidation efforts will increase efficiencies and customer services, while at the same time reduce unnecessary expenses associated with these additional offices.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine- and three-month periods ended September 30, 2004 and 2003

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

The primary sources of funds include deposits, borrowings and principal and interest repayments on loans. Other funding sources include Federal Home Loan Bank advances.

The following table sets forth information regarding the Bank's obligations and commitments to make future payments under contract as of September 30, 2004.

                                                      PAYMENTS DUE BY PERIOD
                                                  LESS                            MORE
                                                  THAN        1-3       3-5       THAN
                                                 1 YEAR      YEARS      YEARS    5 YEARS     TOTAL
                                                                  (In thousands)
Contractual obligations:
  Operating lease obligations                    $    178   $    192   $   118   $    200   $    688
  Advances from the Federal Home Loan (1)           8,612     11,824    35,782    193,501    249,719
  Certificates of deposit                         206,031    151,456    44,887      1,772    404,146

Amount of commitments expiring per period
Commitments to originate loans:
    Overdraft lines of credit                         778          -         -          -        778
    Home equity lines of credit                    67,160          -         -          -     67,160
    Commercial lines of credit                      5,066          -         -          -      5,066
    One- to four-family and multi-family loans      2,342          -         -          -      2,342
    Non-residential real estate and land loans        192          -         -          -        192
                                                 --------   --------   -------   --------   --------

         Total contractual obligations           $290,359   $163,472   $80,787   $195,473   $730,091
                                                 ========   ========   =======   ========   ========

(1)   Fully secured asset borrowings totaling $42.0 million are not included.

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

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine- and three-month periods ended September 30, 2004 and 2003

ITEM 4: Controls and Procedures

      (a) Camco's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco's disclosure controls and procedures are effective.

      (b) There were no changes in Camco's internal control over financial reporting during the quarter ended September 30, 2004, which materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

                           Camco Financial Corporation

                                     PART II

ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits

         Exhibits:

           Exhibit 10 Purchase and Assumption Agreement between Advantage Bank and Peoples Bank, National Association

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

Date: November 5, 2004                      By:  /s/ Richard C. Baylor
                                                 -------------------------
                                                 Richard C. Baylor
                                                 Chief Executive Officer

Date: November 5, 2004                      By:  /s/ Mark A. Severson
                                                 -------------------------
                                                 Mark A. Severson
                                                 Chief Financial Officer