Form 10-K
period 2004-12-31
CAMCO FINANCIAL CORP
filed 2005-03-16
CIK 16614

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to __________________

                         Commission File Number: 0-25196

                           CAMCO FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               51-0110823
     -------------------------------             ----------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)

                    6901 Glenn Highway, Cambridge, Ohio 43725
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (740) 435-2020

           Securities registered pursuant to Section 12(b) of the Act:

            None                                       None
-----------------------------       -------------------------------------------
    (Title of Each Class)             (Name of exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, $1 par value per share
           -----------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale reported as of June 30, 2004, was $116.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

            There were 7,678,748 shares of the registrant's common stock outstanding on February 18, 2005.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Part III of Form 10-K: Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders

                                     PART I

ITEM 1. BUSINESS.

GENERAL

      Camco Financial Corporation ("Camco") is a financial holding company which was organized under Delaware law in 1970. Camco is engaged in the financial services business in Ohio, Kentucky and West Virginia, through its wholly-owned subsidiaries, Advantage Bank and Camco Title Insurance Agency, Inc. In June 2001, Camco completed a reorganization in which it combined its banking activities under one Ohio savings bank charter known as Advantage Bank ("Advantage" or the "Bank"). Prior to the reorganization, Camco operated five separate banking subsidiaries (Cambridge Savings Bank, Marietta Savings Bank, First Savings Bank, First Bank for Savings and Westwood Homestead Savings Bank) serving distinct geographic areas. The branch office groups in each of the regions previously served by the five subsidiary banks now operate as divisions of Advantage. In 2003, Camco dissolved its second tier subsidiary, Camco Mortgage Corporation, and converted its offices into branch offices of the Bank. In August 2004, Camco completed a business combination with London Financial Corporation ("London") of London, Ohio, and its wholly-owned subsidiary, The Citizens Bank of London. The acquisition was accounted for using the purchase method of accounting and, therefore, the financial statements for prior periods have not been restated. At the time of the merger, Advantage Bank merged into The Citizens Bank of London and changed the name of the resulting institution to Advantage Bank. As a result, Camco's subsidiary financial institution is now an Ohio-chartered commercial bank instead of an Ohio savings bank. Further, Camco converted from an OTS regulated thrift holding company to a financial holding company regulated by the Federal Reserve Board.

      During the periods for which financial information is presented, Camco completed several business combinations in addition to the London transaction, all of which were accounted for using the purchase method of accounting and, therefore, the financial statements for prior periods have not been restated. During 2000, Camco completed a business combination with Westwood Homestead Financial Corporation ("WHFC") and its wholly-owned subsidiary, Westwood Homestead Savings Bank and in November 2001, Camco completed a business combination with Columbia Financial of Kentucky, Inc. (Columbia Financial"), and its wholly-owned subsidiary, Columbia Federal Savings Bank. In December 2004, Advantage sold its Ashland, Kentucky division, consisting of two branches.

      Advantage is primarily regulated by the State of Ohio Department of Commerce, Division of Financial Institutions (the "Division"), and the Federal Deposit Insurance Corporation (the "FDIC"). Advantage is a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati, and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") administered by the FDIC. Camco is regulated by the Federal Reserve Board.

      Advantage's primary lending activities include the origination of conventional fixed-rate and variable-rate mortgage loans for the acquisition, construction or refinancing of single-family homes located in Camco's primary market areas. Camco also originates construction and permanent mortgage loans on condominiums, two- to four-family, multi-family (over four units) and nonresidential properties. In addition to mortgage lending, Camco makes a variety of consumer and commercial loans.

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

      LOAN PORTFOLIO COMPOSITION. The following table presents certain information regarding the composition of Camco's loan portfolio, including loans held for sale, at the dates indicated:

                                                                               At December 31,
                                    ------------------------------------------------------------------------------------------------
                                             2004                     2003                     2002                     2001
                                    ----------------------   ----------------------   ----------------------   ---------------------
                                                 Percent                  Percent                  Percent                 Percent
                                                 of total                 of total                 of total                of total
                                     Amount       loans        Amount      loans        Amount      loans        Amount     loans
                                    ---------   ---------    ---------   ---------    ---------   ---------    ---------  ---------
                                                                            (Dollars in thousands)
Type of loan:
Existing residential properties(1)  $ 603,722        72.1%   $ 652,953        81.1%   $ 641,464        80.5%   $ 705,056       80.9%
Construction                           75,055         9.0       44,189         5.5       33,122         4.1       42,666        4.9
Nonresidential real estate            105,247        12.6       51,533         6.4       74,094         9.3       70,239        8.1
Developed building lots                15,854         1.9        1,725         0.2          535         0.1        5,908        0.7
Consumer and other loans(2)            84,550        10.1       78,155         9.7       67,712         8.5       69,116        7.9
                                    ---------   ---------    ---------   ---------    ---------   ---------    ---------  ---------
         Total                        884,428       105.7      828,555       102.9      816,927       102.5      892,985      102.5
Less:
Undisbursed loans in process          (40,349)       (4.8)     (17,022)       (2.1)     (13,089)       (1.6)     (15,343)      (1.8)
Unamortized yield adjustments            (937)       (0.1)        (810)       (0.1)      (1,390)       (0.2)      (1,940)      (0.2)
Allowance for loan losses              (6,476)       (0.8)      (5,641)       (0.7)      (5,490)       (0.7)      (4,256)      (0.5)
                                    ---------   ---------    ---------   ---------    ---------   ---------    ---------  ---------
Total loans, net                    $ 836,666       100.0%   $ 805,082       100.0%   $ 796,958       100.0%   $ 871,446      100.0%
                                    =========   =========    =========   =========    =========   =========    =========  =========

                                       At December 31,
                                    ----------------------
                                             2000
                                    ----------------------
                                                 Percent
                                                 of total
                                      Amount      loans
                                    ---------   ---------
                                    (Dollars in thousands)
Type of loan:
Existing residential properties(1)  $ 764,828        82.2%
Construction                           56,039         6.0
Nonresidential real estate             54,722         5.9
Developed building lots                 5,640         0.6
Consumer and other loans(2)            73,178         7.9
                                    ---------   ---------
         Total                        954,407       102.6
Less:
Undisbursed loans in process          (19,911)       (2.2)
Unamortized yield adjustments            (918)       (0.1)
Allowance for loan losses              (2,906)       (0.3)
                                    ---------   ---------
Total loans, net                    $ 930,672       100.0%
                                    =========   =========

-----------------

(1) Includes loans held for sale, home equity lines of credit and mortgage servicing rights.

(2)   Includes second mortgage, multifamily and commercial loans.

      Camco's loan portfolio was approximately $836.7 million at December 31, 2004, and represented 78.5% of total assets.

LOAN MATURITY SCHEDULE. The following table sets forth certain information as of December 31, 2004, regarding the dollar amount of loans maturing in Camco's portfolio based on the contractual terms to maturity of the loans. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity, are reported as due in one year or less.

                              Due during the
                                year ending                   Due in
                               December 31,   Due in years  years after
                                   2005         2006-2010      2010        Total
                              --------------  ------------  ------------  --------
                                              (In thousands)
Real estate loans (1):
  One- to four-family            $ 11,447       $ 73,367      $509,121    $593,935
  Multifamily                         913          2,921        43,418      47,252
  Nonresidential                    6,100         11,601        87,546     105,247
  Commercial                        3,297          3,521         9,774      16,592
Consumer and other loans (2)        8,081         11,144         2,394      21,619
Construction                       10,162          5,151        34,331      49,644
                                 --------       --------      --------    --------

       Total                     $ 40,000       $107,705      $686,584    $834,289
                                 ========       ========      ========    ========

------------------

(1) Excludes loans held for sale of $2.8 million and does not consider the effects of unamortized yield adjustments of $937,000, the allowance for loan losses of $6.5 million and mortgage-servicing rights totaling $6.9 million.

(2)   Includes loans secured by developed building lots.

      The following table sets forth at December 31, 2004, the dollar amount of all loans due after one year from December 31, 2004, which have fixed or adjustable interest rates:

                                    Due after
                                December 31, 2005
                                -----------------
                                  (In thousands)
Fixed rate of interest              $266,290
Adjustable rate of interest          527,999
                                    --------

    Total                           $794,289
                                    ========

      Generally, loans originated by Advantage are on a fully amortized basis. Advantage has no rollover provisions in its loan documents and anticipates that loans will be paid in full by the maturity date.

      RESIDENTIAL LOANS. A significant lending activity of Advantage is the origination of fixed-rate and adjustable-rate conventional loans for the acquisition, refinancing or construction of single-family residences. At December 31, 2004, 72.1% of the total outstanding loans consisted of loans secured by mortgages on one- to four-family residential properties.

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

      From time to time, Advantage originates ARMs which have an initial interest rate that is lower than the sum of the specified index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully indexed level. Advantage attempts to reduce the risk by underwriting one - year arms at the fully indexed rate and three-year and five-year arms utilizing the note rates. None of Advantage's ARMs have negative amortization features.

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

      Of the total mortgage loans originated by Advantage during the year ended December 31, 2004, 50.9% were ARMs and 49.1% were fixed-rate loans. Adjustable-rate loans comprised 65.9% of Advantage's total outstanding loans at December 31, 2004.

      CONSTRUCTION LOANS. Advantage offers residential construction loans both to owner-occupants and to builders for homes being built under contract with owner-occupants. Advantage also makes loans to persons constructing projects for investment purposes. At December 31, 2004, a total of $75.1 million, or approximately 9.0% of Advantage's total loans, consisted of construction loans, primarily for one- to four-family properties.

      Construction loans to owner-occupants are 30 year fixed rate, 15 year fixed rate, or seven year balloon loans or adjustable-rate long-term loans on which the borrower pays only interest on the disbursed portion during the construction period. Some construction loans to builders, however, have terms of up to 24 months at fixed or adjustable rates of interest.

      Construction loans for investment properties involve greater underwriting and default risks to Advantage than do loans secured by mortgages on existing properties or construction loans for single-family residences. Loan funds are advanced upon the security of the project under construction, which is more difficult to value in the case of investment properties before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate precisely the total loan funds required to complete a project and the related Loan-to-Value Ratios. In the event a default on a construction loan occurs and foreclosure follows, Advantage could be adversely affected in that it would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 2004, Advantage had 34 construction loans in the amount of $18.1 million on investment properties.

      NONRESIDENTIAL REAL ESTATE LOANS. Advantage originates loans secured by mortgages on nonresidential real estate, including retail, office and other types of business facilities. Nonresidential real estate loans are generally made on an adjustable-rate basis for terms of up to 25 years. Nonresidential real estate loans originated by Advantage generally have an LTV of 80% or less. The largest nonresidential real estate loan outstanding at December 31, 2004, was a $5.8 million loan secured by a nursing home. Nonresidential real estate loans comprised $105.2 million, or 12.6% of total loans at December 31, 2004.

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

      CONSUMER LOANS. Advantage makes various types of consumer loans, including loans made to depositors on the security of their savings deposits, automobile loans, education loans, home improvement loans, home equity line of credit loans and unsecured personal loans. Home equity loans are generally made at a variable rate of interest for terms of up to 10 years. Most other consumer loans are generally made at fixed rates of interest for terms of up to 10 years. The risk of default on consumer loans during an economic recession is greater than for residential mortgage loans. Included in consumer and other loans is approximately $47.3 million of multifamily loans of which the largest is $2.9 million secured by an apartment building. At December 31, 2004, education, consumer and other loans, including multi-family loans, constituted $84.6 million, or 10.1% of Camco's total loans.

      DEVELOPED BUILDING LOTS. Advantage originates loans secured by developed building lots and generally are made on an adjustable-rate basis for terms of up to five years. Developed building lots generally have an LTV of 75% or less.

      LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including: solicitations by Advantage's lending staff; referrals from real estate brokers, loan brokers and builders; continuing business with depositors, other borrowers and real estate developers; and walk-in customers. Advantage's management stresses the importance of individualized attention to the financial needs of its customers.

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

      LOAN ORIGINATIONS, PURCHASES AND SALES. Advantage has been actively originating new 30-year, 15-year, 10-year fixed-rate and seven-year balloon real estate loans as well as adjustable-rate real estate loans, consumer loans and commercial loans. Generally all residential fixed-rate loans made by Advantage are originated with documentation which will permit a possible sale of such loans to secondary mortgage market investors. When a mortgage loan is sold to the investor, Advantage generally services the loan by collecting monthly payments of principal and interest and forwarding such payments to the investor, net of a servicing fee. During the year ended December 31, 2004, Advantage also sold loans with servicing released. Fixed-rate loans not sold and generally all of the ARMs originated by Advantage are held in Advantage's loan portfolio. During the year ended December 31, 2004, Advantage sold approximately $117.9 million in loans. Advantage recognized $1.6 million in mortgage servicing rights during 2004, while amortization of mortgage servicing rights totaled $1.2 million for the year ended December 31, 2004.

      From time to time, Advantage sells participation interests in mortgage loans originated by it and purchases whole loans or participation interests in loans originated by other lenders. Advantage held whole loans and participations in loans originated by other lenders of approximately $43.2 million at December 31, 2004. Loans which Advantage purchases must meet or exceed the underwriting standards for loans originated by Advantage.

      In recent years, Advantage has purchased mortgage-backed securities insured or guaranteed by U.S. Government agencies in order to improve Camco's asset yield by profitably investing excess funds. Advantage intends to continue to purchase such mortgage-backed securities when conditions favor such an investment. See "Investment Activities."

      The following table presents Advantage's mortgage loan origination, purchase, sale and principal repayment activity for the periods indicated:

                                                                      Year ended December 31,
                                               -----------------------------------------------------------------
                                                 2004           2003         2002           2001         2000
                                                 ----           ----         ----           ----         ----
                                                                        (In thousands)
Loans originated:

Construction                                   $  45,826     $  37,791     $  54,114     $  35,330     $  71,929
Permanent                                        164,540       422,021       447,379       240,625       202,004
Consumer and other                               126,168       147,668        70,772        83,126        84,526
                                               ---------     ---------     ---------     ---------     ---------

Total loans originated                           336,534       607,480       572,265       359,081       358,459

Loans purchased (1)                               70,602       126,006       116,306        17,755         8,639

Reductions:
Principal repayments (1)                         243,074       407,521       441,419       273,212       178,663
Loans sold (1)                                   130,801       337,376       239,636       215,289       124,496
Transfers from loans to real estate owned          6,591         4,010         1,270         3,208         1,432
                                               ---------     ---------     ---------     ---------     ---------
     Total reductions                           (380,466)     (748,907)     (682,325)     (491,709)     (304,591)

Increase (decrease) in other items, net (2)       (2,655)       (8,167)       (1,142)       (3,162)       (2,552)
Decrease due to sales (4)                        (42,634)            -             -             -             -
Increase due to mergers (3)                       49,050             -             -        81,426       147,196
                                               ---------     ---------     ---------     ---------     ---------
Net increase (decrease)                        $  30,431     $ (23,588)    $   5,104     $ (36,609)    $ 207,151
                                               =========     =========     =========     =========     =========

------------------

(1)   Includes mortgage-backed securities.

(2) Other items primarily consist of amortization of deferred loan origination fees, the provision for losses on loans and unrealized gains on mortgage-backed securities designated as available for sale.

(3) The 2001 increase resulted from the acquisition of Columbia Financial, the 2000 increase resulted from the acquisition of WHFC and the 2004 increase resulted from the acquisition of London.

(4)   The 2004 decrease resulted from the sale of the Ashland division.

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

      The largest amount which Advantage could have loaned to one borrower at December 31, 2004, was approximately $12.1 million. The largest amount Advantage had outstanding to one borrower and related persons or entities at December 31, 2004, was $8.1 million, which consisted of 8 loans secured by real estate, commercial real estate in development and building lots.

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

      The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                               At December 31,
                                           ------------------------------------------------------
                                             2004        2003        2002        2001       2000
                                             ----        ----        ----        ----       ----
                                                           (Dollars in thousands)
Loans delinquent for:
  30 to 89 days                            $12,302     $ 8,682     $10,524     $14,238    $10,557
  90 or more days                            9,794      13,608      13,625       7,885      4,726
                                           -------     -------     -------     -------    -------
     Total delinquent loans                $22,096     $22,290     $24,149     $22,123    $15,283
                                           =======     =======     =======     =======    =======

     Ratio of total delinquent loans to
       total net loans (1)                    2.64%       2.77%       3.03%       2.54%      1.64%
                                           =======     =======     =======     =======    =======

------------------

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

                                                                   At December 31,
                                              -------------------------------------------------------
                                                2004        2003        2002        2001        2000
                                                ----        ----        ----        ----        ----
                                                                (Dollars in thousands)
Loans accounted for on nonaccrual basis:
  Real estate:
    Residential                               $ 7,922     $12,135     $11,021     $ 3,677     $ 2,068
    Nonresidential                                463         357       1,726         367         197
  Consumer and other                            1,409       1,116         878         393         157
                                              -------     -------     -------     -------     -------
         Total nonaccrual loans                 9,794      13,608      13,625       4,437       2,422
Accruing loans delinquent 90 days or more:
  Real estate:
    Residential                                     -           -           -       2,564       1,836
    Nonresidential                                  -           -           -         206           -
  Consumer and other                                -           -           -         678         468
                                              -------     -------     -------     -------     -------
         Total loans 90 days past due               -           -           -       3,448       2,304
                                              -------     -------     -------     -------     -------

         Total nonperforming loans            $ 9,794     $13,608     $13,625     $ 7,885     $ 4,726
                                              =======     =======     =======     =======     =======

Allowance for loan losses                     $ 6,476     $ 5,641     $ 5,490     $ 4,256     $ 2,906
                                              =======     =======     =======     =======     =======

Nonperforming loans as a percent of
  total net loans (1)                            1.17%       1.69%       1.71%        .90%        .51%
                                              =======     =======     =======     =======     =======

Allowance for loan losses as a percent of
  nonperforming loans                            66.1%       41.5%       40.3%       54.0%       61.5%
                                              =======     =======     =======     =======     =======

------------------

(1)   Includes loans held for sale.

      The amount of interest income that would have been recorded had nonaccrual loans performed in accordance with contractual terms totaled approximately $573,000 for the year ended December 31, 2004. Interest collected on such loans and included in net earnings was $227,000.

      At December 31, 2004, there were no loans which were not classified as nonaccrual, 90 days past due or restructured which management considered classifying in the near future due to concerns as to the ability of the borrowers to comply with repayment terms. Management changed the policy for designating loans as nonaccrual during 2002 to include all loans greater than 90 days past due.

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

            At December 31, 2004, the aggregate amounts of Camco's classified assets were as follows:

                             At December 31, 2004
                             --------------------
                                (In thousands)
Classified assets:
  Substandard                      $9,667
  Doubtful                            129
  Loss                                129
                                   ------
    Total classified assets        $9,925
                                   ======

      The interpretive guidance of the regulations also includes a "special mention" category, consisting of assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management's close attention. Advantage classifies nonaccrual residential real estate and consumer loans with a loan to value of 72% or less as a special mention asset. Advantage had assets in the amount of $1.0 million designated as "special mention" at December 31, 2004.

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

                                                                   Year ended December 31,
                                                 ----------------------------------------------------------
                                                   2004         2003         2002        2001        2000
                                                   ----         ----         ----        ----        ----
                                                                    (Dollars in thousands)
Balance at beginning of year                     $ 5,641      $ 5,490      $ 4,256     $ 2,906      $ 1,863
Charge-offs:
  1-4 family residential real estate               1,142          509          134          66            9
  Multifamily and nonresidential real estate          25          418            -          12           41
  Consumer and other                                 430          392           73         657          122
                                                 -------      -------      -------     -------      -------
         Total charge-offs                         1,597        1,319          207         735          172
                                                 -------      -------      -------     -------      -------
Recoveries:
  1-4 family residential real estate                 180           17           23           3            -
  Consumer and other                                   9            7          249          23            6
                                                 -------      -------      -------     -------      -------
         Total recoveries                            189           24          272          26            6
                                                 -------      -------      -------     -------      -------
Net recoveries (charge-offs)                      (1,408)      (1,295)          65        (709)        (166)
Provision for losses on loans                      1,620        1,446        1,169         759          568
Increase attributable to mergers (1)                 623            -            -       1,300          641
                                                 -------      -------      -------     -------      -------
Balance at end of year                           $ 6,476      $ 5,641      $ 5,490     $ 4,256      $ 2,906
                                                 =======      =======      =======     =======      =======

Net recoveries (charge-offs) to average loans       (.17)%       (.17)%        .01%       (.08)%       (.02)%
                                                 =======      =======      =======     =======      =======

------------------

(1) The 2004 increase resulted from the acquisition of London Financial, the 2001 increase resulted from the acquisition of Columbia Financial, and the 2000 increase resulted from the acquisition of WHFC.

         The following table sets forth the allocation of Advantage's allowance for loan losses by type of loan at the dates indicated:

                                                                 At December 31,
                       ----------------------------------------------------------------------------------------------------
                             2004                 2003               2002                   2001                2000
                       -----------------    -----------------   -----------------    -----------------    -----------------
                                 Percent              Percent             Percent              Percent              Percent
                                of loans             of loans            of loans             of loans             of loans
                                 in each              in each             in each             in each               in each
                                category             category            category             category             category
                                to total             to total            to total             to total             to total
                       Amount    loans      Amount    loans     Amount    loans      Amount    loans      Amount    loans
                       ------   --------    ------   --------   ------   --------    ------   --------    ------   --------
                                                                  (Dollars in thousands)
Balance at year end
  applicable to:
    Secured loans      $4,915      94.9%    $4,452      90.3%   $4,910      91.5%    $3,418      92.1%    $2,440      92.1%
    Unsecured loans     1,561       5.1      1,189       9.7       580       8.5        838       7.9        466       7.9
                       ------    ------     ------    ------    ------    ------     ------    ------     ------    ------

         Total         $6,476     100.0%    $5,641     100.0%   $5,490     100.0%    $4,256     100.0%    $2,906     100.0%
                       ======    ======     ======    ======    ======    ======     ======    ======     ======    ======

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

      The following table sets forth the composition of Camco's investment and mortgage-backed securities portfolio, except its stock in the FHLB of Cincinnati, at the dates indicated:

                                                           At December 31,
                           -------------------------------------------------------------------------------
                                            2004                                      2003
                           --------------------------------------   --------------------------------------
                           Amortized   % of       Fair      % of    Amortized   % of       Fair     % of
                             cost      total     value     total      cost      total      value    total
                           --------   -------   --------  -------   --------   -------   --------  -------
Held to maturity:                                  (Dollars in thousands)
  U.S. Government
    agency obligations     $  2,999       2.8%  $  2,997      2.7%  $      -         -%  $      -        -%
  Municipal bonds             1,124       1.0      1,177      1.1      1,130       1.0      1,204      1.0
  Mortgage-backed
     securities               4,146       3.8      4,188      3.9      7,704       6.8      7,839      6.9
                           --------   -------   --------  -------   --------   -------   --------  -------
         Total                8,269       7.6      8,362      7.7      8,834       7.8      9,043      7.9
Available for sale:
  U.S. Government
     agency obligations      18,007      16.6     17,921     16.5     25,640      22.6     25,881     22.7
  Municipal bonds               523       0.5        536      0.5        625       0.5        651      0.6
  Corporate equity
     securities                 247       0.2        387      0.4        330       0.3        476      0.4
  Treasury                      999       0.9        995      0.9          -         -          -        -
  Mortgage-backed
    securities               80,782      74.2     80,321     74.0     78,017      68.8     77,916     68.4
                           --------   -------   --------  -------   --------   -------   --------  -------
         Total              100,558      92.4    100,160     92.3    104,612      92.2    104,924     92.1
                           --------   -------   --------  -------   --------   -------   --------  -------

Total investments and
mortgage-backed
securities                 $108,827     100.0%  $108,522    100.0%  $113,446     100.0%  $113,967    100.0%
                           ========     =====   ========    =====   ========     =====   ========    =====
                                       At December 31,
                           ----------------------------------------
                                            2002
                           ----------------------------------------
                           Amortized   % of       Fair      % of
                             cost      total      value     total
                           --------   -------   --------  --------
Held to maturity:                    (Dollars in thousands)
  U.S. Government
    agency obligations     $  4,233       2.7%  $  4,306       2.7%
  Municipal bonds             1,135       0.7      1,195       0.7
  Mortgage-backed
     securities              20,000      12.6     20,634      12.7
                           --------   -------   --------  --------
         Total               25,368      16.0     26,135      16.1
Available for sale:
  U.S. Government
     agency obligations      35,557      22.5     36,004      22.2
  Municipal bonds             2,414       1.5      2,463       1.5
  Corporate equity
     securities                 330       0.2        322       0.2
  Treasury                        -         -          -         -
  Mortgage-backed
    securities               94,641      59.8     97,332      60.0
                           --------   -------   --------  --------
         Total              132,942      84.0    136,121      83.9
                           --------   -------   --------  --------

Total investments and
  mortgage-backed
   securities              $158,310     100.0%  $162,256     100.0%
                           ========   =======   ========  ========

      The following table presents the contractual maturities or terms to repricing of Camco's investment securities, except its stock in the FHLB of Cincinnati and corporate equity securities, and the weighted-average yields at December 31, 2004:

                                                                   At December 31, 2004
                      --------------------------------------------------------------------------------------------------------------
                                                After one          After five
                        One year or less   through five years  through ten years     After ten years               Total
                      -------------------  ------------------  ------------------  ------------------  -----------------------------
                                                                                                                           Weighted-
                      Amortized   Average  Amortized  Average  Amortized  Average  Amortized  Average  Amortized    Fair    average
                        cost       yield     cost      yield     cost      yield     cost      yield     cost       value    yield
                      ---------   -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------- ---------
                                                                        (Dollars in thousands)
Treasury              $    999     1.51%    $     -       -%   $      -        -%  $      -        -%  $    999   $    995    1.51%
U.S. Government
Agency obligations       7,006     2.74      14,000    2.99           -        -          -        -     21,006     20,918    2.91
Municipal bonds            377     2.96         927    3.57         253     4.20         90     6.66      1,647      1,713    3.70
Mortgage-backed
  securities                14     8.50      14,205    4.04      48,780     3.77     21,929     4.12     84,928     84,509    3.91
                      --------     ----     -------    ----    --------     ----   --------     ----   --------   --------    ----

         Total        $  8,396     2.61%    $29,132    3.52%   $ 49,033     3.77%  $ 22,019     4.13%  $108,580   $108,135    3.69%
                      ========     ====     =======    ====    ========     ====   ========     ====   ========   ========    ====

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

      The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Advantage at the dates indicated:

                                                                                            At December 31,
                                                                    ----------------------------------------------------------------
                                                                            2004                     2003                 2002
                                                        Weighted-   ---------------------   -----------------------  ---------------
                                                      average rate            Percent                    Percent            Percent
                                                            at                of total                   of total           of total
                                                        12/31/04    Amount    deposits   Amount          deposits  Amount   deposits
                                                      ------------  --------  --------   ------          --------  ------   --------
                                                                                  (Dollars in thousands)
Withdrawable accounts:
     Interest-bearing and non-interest bearing
      checking accounts                                    0.94%    $151,847    22.8%    $105,469          15.7%   $106,875   15.4%
     Money market demand accounts                          1.25       83,063    12.4      128,938          19.2     116,206   16.7
     Passbook and statement savings accounts               0.25       70,959    10.6       74,274          11.1      78,359   11.3
                                                      ---------     --------  ------     --------        ------    -------- ------
      Total withdrawable accounts                           .87      305,869    45.8      308,681          46.0     301,440   43.4
Certificate accounts:
   Term:
      Six months to one year                               1.76       19,115     2.9       18,966           2.8      24,537    3.6
      One to two years                                     2.13       77,913    11.7       61,186           9.1      79,172   11.4
      Two to eight years                                   3.93      148,351    22.2      174,487          26.0     179,711   25.9
   Negotiated rate certificates                            2.30       55,845     8.3       40,670           6.1      40,361    5.8
   Individual retirement accounts                          3.57       60,685     9.1       67,284          10.0      68,851    9.9
                                                      ---------     --------  ------     --------        ------    -------- ------
     Total certificate accounts                            3.11      361,909    54.2      362,593          54.0     392,632   56.6
                                                      ---------     --------  ------     --------        ------    -------- ------
Total deposits                                             2.08%    $667,778   100.0%    $671,274         100.0%   $694,072  100.0%
                                                      =========     ========  ======     ========        ======    ======== ======

      The following table presents the amount and contractual maturities of Camco's time deposits at December 31, 2004:

                                                  Amount Due
                           -----------------------------------------------------
                             Up to                               Over
                           one year    1-3 years    3-5 years   5 years     Total
                           --------    ---------    ---------   -------     -----
                                           (Dollars in thousands)
Amount maturing            $193,395    $124,359     $42,550     $1,605    $361,909
Average rate                   2.62%       3.54%       4.01%      5.41%       3.11%

      The following table sets forth the amount and maturities of Advantage's time deposits in excess of $100,000 at December 31, 2004:

        Maturity               At December 31, 2004
-------------------------      --------------------
                                  (In thousands)
Three months or less                 $35,184
Over three to six months              25,017
Over six to twelve months             11,666
Over twelve months                    27,910
                                     -------
Total                                $99,777
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

      The following table sets forth the maximum amount of Camco's FHLB advances outstanding at any month end during the periods shown and the average aggregate balances of FHLB advances for such periods:

                                                   Year ended December 31,
                                            ------------------------------------
                                              2004          2003         2002
                                            ---------     ---------    ---------
                                                   (Dollars in thousands)
Maximum amount outstanding                  $ 295,310     $ 280,298    $ 282,122

Average amount outstanding                  $ 277,576     $ 273,147    $ 265,614

Weighted-average interest cost of FHLB
  advances based on month end balances           4.89%         5.56%        5.83%


      The following table sets forth certain information with respect to Camco's FHLB advances at the dates indicated:

                                          At December 31,
                                   -------------------------------
                                     2004        2003       2002
                                   --------    --------   --------
                                         (Dollars in thousands)
Amount outstanding                 $295,310    $262,735   $276,276

Weighted-average interest rate         3.63%       5.13%      5.63%

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

SERVICE CORPORATION ACTIVITIES

      Advantage has no operating subsidiaries. First S&L Corporation, a subsidiary, is inactive and was capitalized on a nominal basis at December 31, 2004.

EMPLOYEES

      As of December 31, 2004, Camco had 264 full-time employees and 31 part-time employees. Camco believes that relations with its employees are good. Camco offers health and disability benefits and a 401(k) salary savings plan. None of the employees of Camco are represented by a collective bargaining unit.

                                   REGULATION

GENERAL

        As a financial holding company registered under the Bank Holding
Company Act of 1956, as amended (the "BHC Act"), Camco is subject to regulation, examination and oversight by the Board of Governors of the Federal Reserve System ("FRB"). Although Camco is recognized as a financial holding company, most regulations pertaining to bank holding companies also apply to it. Advantage is a non-member of the FRB and is subject to regulation by the Division and the FDIC. Camco and Advantage must file periodic reports with these governmental agencies, as applicable, concerning their activities and financial condition. Examinations are conducted periodically by the applicable regulators to determine whether Camco and Advantage are in compliance with various regulatory requirements and are operating in a safe and sound manner. Advantage is also subject to certain regulations promulgated by the FRB.

OHIO REGULATION

      Regulation by the Division affects the internal organization of Advantage, as well as its savings, mortgage lending and other investment activities. Periodic examinations by the Division are usually conducted on a joint basis with the federal examiners. Ohio law requires that Advantage maintain federal deposit insurance as a condition of doing business. The ability of Ohio banks to engage in certain state-authorized investments is subject to oversight and approval by the FDIC. See "Federal Deposit Insurance Corporation - State Chartered Bank Activities."

      Any mergers involving, or acquisitions of control of, Ohio banks must be approved by the Division. The Division may initiate certain supervisory measures or formal enforcement actions against Ohio savings banks. Ultimately, if the grounds provided by law exist, the Division may place an Ohio bank in conservatorship or receivership.

      In addition to being governed by the laws of Ohio specifically governing banks, Advantage is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing banks.

FEDERAL DEPOSIT INSURANCE CORPORATION

      SUPERVISION AND EXAMINATION. The FDIC is responsible for the regulation and supervision of all commercial banks that are not members of the Federal Reserve System ("Non-member Banks"). The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and certain state savings banks and the Savings Association Insurance Fund ("SAIF") for savings associations and savings banks which were formerly organized as savings associations. As a former savings association, Advantage is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits.

      The FDIC issues regulations governing the operations of Non-member Banks, examines such institutions and may initiate enforcement actions against the institution and their affiliates for violations of laws and regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the FDIC may appoint a conservator or a receiver for a Non-member Bank.

      Non-member Banks are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an institution to open a new branch or engage in a merger transaction.

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

      REGULATORY CAPITAL REQUIREMENTS. Camco and Advantage are required by applicable law and regulations to meet certain minimum capital requirements. The capital standards include a leverage limit, or core capital requirement, a tangible capital requirement and a risk-based capital requirement.

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

      The FRB and FDIC have adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations and Non-member Banks. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the applicable agency has less flexibility in determining how to resolve the problems of the institution. In addition, the agency generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Camco and Advantage's capital level at December 31, 2004, met the standards for well-capitalized institutions.

      The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at December 31, 2004:

Camco:                                                       At December 31, 2004
                               --------------------------------------------------------------------------------
                                                                                            To be "well-
                                                                                         capitalized" under
                                                                                          prompt corrective
                                                               For capital           ---------------------------
                                      Actual                adequacy purposes             action provisions
                               --------------------   -----------------------------  ---------------------------
                                Amount      Ratio         Amount           Ratio         Amount         Ratio
                               -------      ------    ---------------    ----------  --------------  -----------
                                                      (Dollars in thousands)
Total capital
  (to risk-weighted assets)    $88,628      12.38%    > or = $ 57,292   > or = 8.0%  > or = $71,615  > or =10.0%

Tier I capital
  (to risk-weighted assets)    $82,152      11.47%    > or = $ 28,646   > or = 4.0%  > or = $42,969  > or = 6.0%

Tier I leverage                $82,152       7.54%    > or = $ 43,568   > or = 4.0%  > or = $54,460  > or = 5.0%

Advantage                                                   At December 31, 2004
                               ------------------------------------------------------------------------------
                                                                                           To be "well-
                                                                                        capitalized" under
                                                                                        prompt corrective
                                                           For capital               ------------------------
                                      Actual            adequacy purposes               action provisions
                               --------------------   -------------------------      ------------------------
                               Amount       Ratio         Amount          Ratio         Amount          Ratio
                               -------      ------    --------------    -----------  --------------  -----------
                                                      (Dollars in thousands)
Total capital
  (to risk-weighted assets)    $80,373      11.25%    > or = $57,177    > or = 8.0%  > or = $71,472  > or =10.0%

Tier I capital
  (to risk-weighted assets)    $73,897      10.34%    > or = $28,589    > or = 4.0%  > or = $42,883  > or = 6.0%

Tier I leverage                $73,897       6.86%    > or = $43,118    > or = 4.0%  > or = $53,897  > or = 5.0%

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

TRANSACTIONS WITH AFFILIATES AND INSIDERS

      All transactions between banks and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA") and the FRB's Regulation W. An affiliate is any company or entity which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of a bank and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with any one affiliate up to an amount equal to 10% of such institution's capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or the subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Exemptions from Sections 23A or 23B of the FRA may be granted only by the FRB. Advantage was in compliance with these requirements at December 31, 2004.

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

      OHIO LAW. A statutory limitation on the acquisition of control of an Ohio bank requires the written approval of the Division prior to the acquisition by any person or entity of a controlling interest in an Ohio association. Control exists, for purposes of Ohio law, when any person or entity which, either directly or indirectly, or acting in concert with one or more other persons or entities, owns, controls, holds with power to vote, or holds proxies representing, 15% or more of the voting shares or rights of an association, or controls in any manner the election or appointment of a majority of the directors. A director will not be deemed to be in control by virtue of an annual solicitation of proxies voted as directed by a majority of the board of directors. Ohio law also requires that certain acquisitions of voting securities that would result in the acquiring shareholder owning 20%, 33-1/3% or 50% of the outstanding voting securities of Camco must be approved in advance by the holders of at least a majority of the outstanding voting shares represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting, excluding the voting shares by the acquiring shareholder. This statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers. Under certain circumstances, interstate mergers and acquisitions involving savings banks incorporated under Ohio law are permitted by Ohio law. A financial institution or financial institution holding company with its principal place of business in another state may acquire a savings and loan association or savings and loan holding company incorporated under Ohio law if, in the discretion of the Division, the laws of such other state give an Ohio institution or an Ohio holding company reciprocal rights.

HOLDING COMPANY REGULATION

      As a financial holding company, Camco has registered with the FRB and is subject to FRB regulations, examination, supervision and reporting requirements. Because Camco is a bank holding company that has elected to become a financial holding company, some of the restrictions on its activities are reduced. Camco's financial holding company status allows Advantage to associate or have management interlocks with business organizations engaged in securities activities. In order to maintain status as a financial holding company, Advantage must be well capitalized and well managed, and must meet Community Reinvestment Act obligations. Failure to maintain such standards may ultimately permit the FRB to take certain enforcement actions against Camco.

      Financial holding companies are permitted to engage in those activities that are determined by the FRB to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity and that do not pose a safety and soundness risk. Activities defined to be "financial in nature" include, but are not limited to, the following: providing financial or investment advice; underwriting; dealing in or making markets in securities; merchant banking, subject to significant limitations; and any activities previously found by the FRB to be closely related to banking.

      Under FRB policy, a bank holding company is required to act as a source of financial and managerial strength to its subsidiary banks. Under this policy, Camco is expected to commit resources to Advantage in circumstances where it might not do so absent such policy. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and will be entitled to a priority payment.

FEDERAL RESERVE REQUIREMENTS

      FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $47.6 million (subject to an exemption of up to $7.0 million), and of 10% of net transaction accounts in excess of $47.6 million. At December 31, 2004, Advantage was in compliance with its reserve requirements.

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

      The tax returns of Camco have been audited or closed without audit through calendar year 2000. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Camco.

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

      DELAWARE TAXATION. As a Delaware corporation, Camco is subject to an annual franchise tax based on the quantity and par value of its authorized capital stock and its gross assets. As a financial holding company, Camco is exempt from Delaware corporate income tax.

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

ITEM  2. PROPERTIES.

      The following table provides the location of, and certain other information pertaining to, Camco's office premises as of December 31, 2004:

                                  Year facility     Leased
                                    commenced         or          Net book
Office Location                    operations       owned         value (1)
---------------                   -------------    ---------     -----------
134 E. Court Street
Washington Court House, Ohio         1963          Owned (2)     $   745,826

1050 Washington Ave.
Washington Court House, Ohio         1996          Owned             517,695

1 N. Plum Street
Germantown, Ohio                     1998          Owned             521,077

687 West Main Street
New Lebanon, Ohio                    1998          Owned              76,044

2 East High Street
London, Ohio                         2004          Owned             636,907

1392 Cherry Bottom Road
Gahanna, Ohio                        1999          Leased (3)

3002 Harrison Avenue
Cincinnati, Ohio                     2000          Owned           1,447,603

1101 St. Gregory Street
Cincinnati, Ohio                     2000          Leased (4)

5071 Glencrossing Way
Cincinnati, Ohio                     2000          Leased (5)

126 S. 9th Street
Cambridge, Ohio                      1998          Owned              90,433

226 Third Street
Marietta, Ohio                       1976          Owned (6)         660,072

1925 Washington Boulevard
Belpre, Ohio                         1979          Owned              72,683

478 Pike Street
Marietta, Ohio                       1998          Leased (7)        576,621

510 Grand Central Avenue
Vienna, West Virginia                1991          Leased (8)

814 Wheeling Avenue
Cambridge, Ohio                      1963          Owned (9)         880,028

327 E. 3rd Street
Uhrichsville, Ohio                   1975          Owned              76,179

175 N. 11th Street
Cambridge, Ohio                      1981          Owned             397,680

-------------------------------
(Footnotes begin on page 22)

                                  Year facility     Leased
                                    commenced         or          Net book
Office Location                    operations       owned         value (1)
---------------                   -------------    ---------     -----------
209 Seneca Avenue
Byesville, Ohio                      1978          Leased (10)

547 S. James Street
Dover, Ohio                          2002          Owned         $   379,909

2497 Dixie Highway
Ft. Mitchell, Kentucky               2001          Owned             608,520

401-7 Pike Street
Covington, Kentucky                  2001          Owned             108,907

3522 Dixie Highway
Erlanger, Kentucky                   2001          Owned              38,675

7550 Dixie Highway
Florence, Kentucky                   2001          Owned             491,866

191 Eastern Heights
Shopping Center
Huntington, West Virginia            1997          Leased (11)         1,099

6901 Glenn Highway
Cambridge, Ohio                      1999          Owned           1,276,545

1320 D 4th Street, N.W.
New Philadelphia, Ohio               1985          Leased (12)

100 E. Wilson Bridge Road -
Suite #105 & 110 Worthington, Ohio   2004          Leased (13)        83,364

45 West Second Street
Chillicothe, Ohio                    1994          Leased (14)

6269 Frank Ave.
N. Canton, Ohio                      1992          Leased (15)

1500 Grand Central Ave.
Vienna, West Virginia                2004          Leased (16)        24,447

-------------------------------
(Footnotes on following page)

(1) Net book value amounts are for land, buildings, improvements and construction in progress.

(2) The 134 E. Court Street facility also serves as the Camco Title - WCH office.

(3) Operations were moved to the Worthington location in February 2004. The lease expires in March 2004.

(4)   The lease is currently on a month to month basis.

(5) The lease expires in November 2005. Advantage has the option to renew for a five-year term.

(6) The 226 Third Street facility also serves as the Camco Title - Marietta office.

(7) The lease expires in November 2017. Advantage has the option to renew for 2 five-year terms. The lease is for land only.

(8)   The lease expires in August 2005.

(9)   The net book value above includes construction in progress of $59,523.

(10) The lease expires in September 2005. Advantage has the option to renew the lease for two five-year terms.

(11)  The lease expires in March 2005.

(12)  The lease expires in December 2009.

(13) The lease expires in September 2008. Advantage has the option to renew for two five-year terms.

(14)  The lease is currently on a month to month basis.

(15)  The lease expires in August 2005.

(16) The net book value represents construction in process. 510 Grand Central Avenue will be relocated at this location after construction is final.

      Camco also owns furniture, fixtures and equipment. The net book value of Camco's investment in office premises and equipment totaled $11.6 million at December 31, 2004. See Note E of Notes to Consolidated Financial Statements for additional information.

ITEM  3. LEGAL PROCEEDINGS.

      Neither Camco nor Advantage is presently engaged in any legal proceedings of a material nature. From time to time, Advantage is involved in legal proceedings to enforce its security interest in collateral taken as security for its loans.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON STOCK.

      At February 18, 2005, Camco had 7,678,748 shares of common stock outstanding and held of record by approximately 2,113 stockholders. Price information for Camco's common stock is quoted on The Nasdaq National Market ("Nasdaq") under the symbol "CAFI." The table below sets forth the high and low trade information for the common stock of Camco, together with the dividends declared per share of common stock, for each quarter of 2004, 2003 and 2002.

                                                                                         Cash
                                                                                       dividends
                                                        High            Low            declared
                                                       ------          ------          ---------
Year ended December 31, 2004
Quarter ending:
  December 31, 2004                                    $15.79          $14.94           $0.145
  September 30, 2004                                    15.67           14.07            0.145
  June 30, 2004                                         16.93           12.77            0.145
  March 31, 2004                                        17.62           16.40            0.145

Year ended December 31, 2003
Quarter ending:
  December 31, 2003                                    $18.39          $17.06           $0.145
  September 30, 2003                                    18.23           15.90            0.145
  June 30, 2003                                         17.00           15.00            0.140
  March 31, 2003                                        17.08           14.21            0.140

Year ended December 31, 2002
Quarter ending:
  December 31, 2002                                    $14.30          $12.95           $0.135
  September 30, 2002                                    14.75           13.13            0.135
  June 30, 2002                                         14.61           13.00            0.130
  March 31, 2002                                        13.35           12.10            0.125

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

      The following tables set forth certain information concerning the consolidated financial position and results of operations of Camco for the periods indicated. This selected consolidated financial data should be read in conjunction with the consolidated financial statements appearing elsewhere in this report.

SELECTED CONSOLIDATED
  FINANCIAL DATA:(1)

                                                                                          AT DECEMBER 31,
                                                                        2004        2003        2002        2001        2000
                                                                     ----------  ---------   ----------  ----------  ----------
                                                                                          (In thousands)
Total amount of:
  Assets                                                             $1,065,823  $1,039,151  $1,083,240  $1,102,652  $1,037,856
  Interest-bearing deposits in other financial institutions              17,045      30,904      36,807      89,299       4,916
  Investment securities available for sale - at market                   19,839      27,008      38,789         305         309
  Investment securities held to maturity                                  4,123       1,130       5,368      18,872      16,672
  Mortgage-backed securities available for sale - at market              80,321      77,916      97,332       6,975       9,850
  Mortgage-backed securities held to maturity                             4,146       7,704      20,000      30,765       5,273
  Loans receivable - net (2)                                            836,666     805,082     796,958     871,446     930,672
  Deposits                                                              667,778     671,274     694,072     730,075     632,288
  FHLB advances and other borrowings                                    295,310     262,735     276,276     258,850     313,471
  Stockholders' equity - substantially restricted                        89,321      92,543      98,601      95,171      78,750

SELECTED CONSOLIDATED
  OPERATING DATA: (1)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                         2004        2003        2002        2001         2000
                                                                       --------    --------    --------    --------    --------
                                                                                (In thousands, except per share data)
Total interest income                                                  $ 52,948    $ 54,875    $ 66,002    $ 74,372    $ 75,671
Total interest expense                                                   27,512      31,237      38,556      48,433      49,609
                                                                       --------    --------    --------    --------    --------
Net interest income                                                      25,436      23,638      27,446      25,939      26,062
Provision for losses on loans                                             1,620       1,446       1,169         759         568
                                                                       --------    --------    --------    --------    --------
Net interest income after provision for losses on loans                  23,816      22,192      26,277      25,180      25,494
Other income                                                              7,082      11,411      10,100       7,153       5,536
Sale of branch deposits and premises, net                                 6,626          36           -           -           -
General, administrative and other expense                                22,841      22,404      21,682      18,948      19,530
Restructuring charges (credits) related to charter consolidation              -           -        (112)        950           -
FHLB advance prepayment fees                                             18,879       1,292           -           -           -
                                                                       --------    --------    --------    --------    --------

Earnings (loss) before federal income taxes (credits)                    (4,196)      9,907      14,807      12,435      11,500
Federal income taxes (credits)                                           (1,660)      3,051       4,802       3,891       3,848
                                                                       --------    --------    --------    --------    --------
Net earnings (loss)                                                      (2,536)      6,856      10,005       8,544       7,652

Prepayment fees, restructuring charges (credits) and gain on sale of
  Ashland branches (net of related tax effects)                           8,440         853         (74)        627           -
                                                                       --------    --------    --------    --------    --------

Net earnings from operations                                           $  5,904    $  7,709    $  9,931    $  9,171    $  7,652
                                                                       ========    ========    ========    ========    ========

Earnings (loss) per share:
  Basic                                                                $   (.34)   $   0.92    $   1.27    $   1.20    $   1.11
                                                                       ========    ========    ========    ========    ========
  Basic from operations (3)                                            $    .79    $   1.03    $   1.26    $   1.29    $   1.11
                                                                       ========    ========    ========    ========    ========
  Diluted                                                                   N/A    $   0.91    $   1.25    $   1.19    $   1.10
                                                                       ========    ========    ========    ========    ========
  Diluted from operations (3)                                          $    .79    $   1.02    $   1.24    $   1.28    $   1.10
                                                                       ========    ========    ========    ========    ========

                                                                                        YEAR ENDED DECEMBER 31,
                                                                         2004        2003       2002        2001        2000
                                                                         ----        ----       ----        ----        ----
Return on average assets (4)                                           (0.24)%       0.65%       0.92%       0.80%       0.83%
Return on average assets from operations (4)                             .56         0.73        0.91        0.86        0.83
Return on average equity (4)                                           (2.79)        7.17       10.33        9.83       10.83
Return on average equity from operations (4)                            6.49         8.07       10.25       10.55       10.83
Average equity to average assets (4)                                    8.64         9.01        8.86        8.13        7.64
Dividend payout ratio (5)                                                N/A(6)     61.96       41.34       40.00       43.24

-----------------------------

(1) The information as of December 31, 2004 reflects the acquisition of London Financial Corporation. The information as of December 31, 2001 reflects the acquisition of Columbia Financial of Kentucky, Inc. The information as of December 31, 2000 reflects the acquisition of Westwood Homestead Financial Corporation. These combinations were accounted for using the purchase method of accounting.

(2)   Includes loans held for sale.

(3) Represents a pro-forma presentation based upon net earnings from operations divided by weighted-average basic and diluted shares outstanding. For 2004, diluted earnings per share from operations is based on 7,506,742 diluted shares assumed to be outstanding.

(4) Ratios are based upon the mathematical average of the balances at the beginning and the end of the year.

(5)   Represents dividends per share divided by basic earnings per share.

(6)   Not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      Since its incorporation in 1970, Camco has evolved into a full-service provider of financial products to the communities served by Advantage. Utilizing a common marketing theme based on Camco's commitment to personalized customer service, Camco and its affiliates have grown from $22.4 million of consolidated assets in 1970 to $1.1 billion of consolidated assets at December 31, 2004. Camco's rate of growth is largely attributable to its acquisitions of Marietta Savings, First Savings, First Bank for Savings, Germantown Federal, Westwood Homestead, Columbia Savings and The Citizens Bank of London, and its continued expansion of product lines from the limited deposit and loan offerings which the Bank could offer in the heavily regulated environment of the 1970s to the wider array of financial service products that commercial banks traditionally offer. Additionally, Camco has enhanced its operational growth, to a lesser extent, by chartering a title insurance agency.

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

      Camco's profitability depends primarily on its level of net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on deposit accounts and borrowings. In recent years, Camco's operations have also been heavily influenced by its level of other income, including mortgage banking income and other fee income. Camco's operations are also affected by general, administrative and other expenses, including employee compensation and benefits, occupancy expense, data processing, franchise taxes, advertising, other operating expenses and federal income tax expense.

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

NON-GAAP FINANCIAL MEASURES

      This report includes one or more non-GAAP financial measures within the meaning of Regulation G. With respect to each, Camco has disclosed the most directly comparable financial measure calculated and presented in accordance with GAAP and reconciled the differences between the non-GAAP financial measure and the most comparable financial measure presented in accordance with GAAP.

      Camco believes that the presentation of the non-GAAP financial measures in this report assist management and investors to compare results period-to-period in a more meaningful and consistent manner and provide a better measure of results for Camco's ongoing operations.

CRITICAL ACCOUNTING POLICIES

      "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this annual report, are based upon Camco's consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The preparation of these financial statements requires Camco to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under US GAAP.

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

      The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on management's current judgment about the credit quality of the loan portfolio. While management strives to reflect all known risk factors in its evaluations, judgment errors may occur.

      During its audit, Camco's accountants identified a lack of comprehensive procedural documentation concerning the asset classification of specific loans in accordance with FAS No. 114. Management has addressed this issue as discussed in the Management Report On Internal Control Over Financial Reporting.

MORTGAGE SERVICING RIGHTS

      To determine the fair value of its mortgage servicing rights ("MSRs") each reporting quarter, Advantage transmits information to a third party provider, representing individual loan information in each pooling period accompanied by escrow amounts. The third party then evaluates the possible impairment of MSRs as described below.

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2003 TO DECEMBER 31, 2004

      At December 31, 2004, Camco's consolidated assets totaled $1.1 billion, an increase of $26.7 million, or 2.6%, from the December 31, 2003 total. The increase in total assets was primarily due to the acquisition of London in August 2004, which was accounted for using the purchase method of accounting. The acquisition resulted in net asset growth of approximately $54.4 million which was funded principally by an increase of $25.0 million in advances from the Federal Home Loan Bank ("FHLB"). In December of 2004, Advantage sold its Ashland division, consisting of two branches, which resulted in a premium of 10.21% on deposits. While all deposits were sold in the Ashland division sale, Camco retained loan origination capabilities in the Huntington, West Virginia market. The sale included $42.6 million in loans and $63.7 million of deposits. The Ashland branch sale was funded by a sale of approximately $15.2 million in loans.

      Cash and interest-bearing deposits in other financial institutions totaled $42.9 million at December 31, 2004, a decrease of $10.8 million, or 20.1%, from December 31, 2003 levels. Investment securities totaled $24.0 million at December 31, 2004, a decrease of $4.2 million, or 14.8%, from the total at December 31, 2003. Investment securities purchases were comprised of $19.0 million of intermediate and short-term issuances of treasury and agency securities, with an average yield of 3.13%. Some of the securities purchased contained call features. Such purchases were offset by maturities of $21.1 million and sales of $1.6 million during the year.

      Mortgage-backed securities totaled $84.5 million at December 31, 2004, a decrease of $1.2 million, or 1.3%, from December 31, 2003. Mortgage-backed securities purchases totaled $43.3 million, while principal repayments totaled $30.6 million and sales totaled $13.1 million during the year ended December 31, 2004. Purchases of mortgage-backed securities during the year were comprised primarily of government agency mortgage-backed securities and collateralized mortgage obligations yielding 3.95%.

      Loans receivable and loans held for sale totaled $836.7 million at December 31, 2004, an increase of $31.6 million, or 3.9%, over the total at December 31, 2003. The increase resulted primarily from the acquisition of London, accounting for an increase of $49.1 million in loans and loan disbursements and purchases totaling $363.8 million, which were substantially offset by loan sales of $160.5 million, including $42.6 million of sales relating to the sale of the Ashland division and principal repayments of $212.5 million. Loan origination volume, including purchases of loans, was lower in 2004 than 2003 by $255.7 million, or 41.3%, which was primarily attributable to the decline in refinancing activity. As interest rates in the economy have begun to rise, consumer preference is moving towards adjustable-rate mortgage loans to fund purchases. Camco has typically held adjustable-rate mortgage loans in its portfolio as part of its strategy to maintain its asset-sensitive interest rate risk position. Loan originations during the twelve-month period ended December 31, 2004, were comprised primarily of $209.2 million of loans secured by one- to four-family residential real estate, $102.6 million in consumer and other loans and $102.0 million in loans secured by commercial real estate. Management will continue to expand its consumer and commercial real estate lending in future periods as a means of increasing the yield on its loan portfolio.

      The allowance for loan losses totaled $6.5 million and $5.6 million at December 31, 2004 and 2003, respectively, representing 66.1% and 41.5% of nonperforming loans at those dates. Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $9.8 million and $13.6 million at December 31, 2004 and December 31, 2003, respectively, constituting 1.17% and 1.69% of total net loans, including loans held for sale, at those dates. At December 31, 2004, nonperforming loans were comprised of $6.7 million of loans secured by one- to four-family residential real estate, $2.1 million of loans secured by multi-family, nonresidential real estate and commercial loans and $1.0 million of consumer and other loans. Although management believes that its allowance for loan losses at December 31, 2004 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco's results of operations.

      Deposits totaled $667.8 million at December 31, 2004, a decrease of $3.5 million, or .5%, from December 31, 2003 levels. The decrease resulted primarily from the sale of Ashland division deposits totaling $63.7 million partially offset by $45.2 million increase from the London acquisition. The $15.0 million deposit portfolio growth resulted primarily from the increase of deposits from state and local government agencies and management's continuing efforts to achieve a moderate rate of growth through advertising and pricing strategies.

      Advances from the FHLB increased by $32.6 million, or 12.4%, to a total of $295.3 million at December 31, 2004. The increase was due primarily to equity leveraging transactions of $18.0 million and $18.9 million in fees incurred for the restructuring of the FHLB borrowings.

      In the fourth quarter of 2004, Advantage restructured $144.1 million of its FHLB borrowings having an average term of 5.5 years and an average fixed rate of 6.25%, replacing them with fixed-rate advances having a weighted-average rate of approximately 3.68% at December 31, 2004. The prepayment fee incurred was $12.5 million on an after-tax basis, but management believes that the positive after-tax earnings impact in 2005 could approach $2.2 million or $.30 per share in 2005. The transaction positions itself well in our balance sheet as a result of continued efforts towards shorter duration assets generated from commercial/commercial real estate and consumer loans.

      Stockholders' equity totaled $89.3 million at December 31, 2004, a $3.2 million, or 3.5%, decrease from December 31, 2003. The decrease resulted primarily from dividends of $4.4 million, a net loss of $2.5 million and a $469,000 decrease in the unrealized gains on available for sale securities, which were partially offset by the issuance of $3.6 million in common stock to shareholders of London and proceeds from the exercise of stock options of $552,000.

      Camco and the Bank are required to maintain minimum regulatory capital pursuant to federal regulations. During 2004, management was notified by its primary regulators that Advantage was categorized as well-capitalized under the regulatory framework for prompt corrective action. At December 31, 2004, the regulatory capital of Camco and the Bank exceeded all regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

      GENERAL. Camco's net loss for the year ended December 31, 2004, totaled $2.5 million, a decrease of $9.4 million, or 137.0%, from the $6.9 million of net earnings reported in 2003. The decrease in earnings was primarily attributable to a one-time charge of $18.9 million in pre-tax expense associated with the restructuring of a portion of the Bank's FHLB borrowings and a $2.8 million decrease in gain on sale of loans, which were partially offset by a $6.1 million gain due to the sale of the Ashland division and a $4.7 million decrease in the provision for federal income taxes.

      In December 2004 Camco announced the restructuring of $144.1 million in convertible fixed rate borrowings from the Federal Home Loan Bank. The early prepayment of the debt resulted in a penalty charge of $18.9 million before tax, or $12.5 million after-tax. The convertible advances had a weighted average interest rate of 6.25% and an average term to maturity of approximately 5.61 years. The advances were replaced with maturities ranging up to five years. The weighted average cost on the restructured borrowings was 3.59%.

      The impact of the restructuring is estimated to reduce interest expense for the Corporation by over $3.33 million pre-tax in 2005, or $2.2 million after-tax basis. This anticipated decrease in interest bearing liabilities should increase earnings per share for the Corporation by approximately $.30 in 2005.

      In December, 2004 Camco sold its Ashland Division which included $63.7 million in deposits and $42.6 million in loans in the Ashland market as well as the Ashland and Summit, Kentucky facilities. This transaction was based on a decision to redirect resources and management attention to other markets that drive the execution of our long term strategic plan. Our branch strategy involves narrowing our geographic footprint, building a more efficient branch network and improving long term shareholder value.

      NET INTEREST INCOME. Total interest income for the year ended December 31, 2004, amounted to $52.9 million, a decrease of $1.9 million, or 3.5%, compared to 2003, generally reflecting the effects of a decrease of 26 basis points in the average yield, from 5.43% in 2003 to 5.17% in 2004, offset partially by a $12.7 million, or 1.3%, increase in the average balance of interest-earning assets outstanding year to year.

      Interest income on loans totaled $46.9 million for the year ended December 31, 2004, a decrease of $1.1 million, or 2.2%, from the comparable 2003 total. The decrease resulted primarily from a 58 basis point decrease in the average yield, from 6.14% in 2003, to 5.56% in 2004, offset partially by a $63.5 million, or 8.1%, increase in the average balance of loans outstanding year to year. Interest income on mortgage-backed securities totaled $3.0 million for the year ended December 31, 2004, a $423,000, or 12.3%, decrease from the 2003 period. The decrease was due primarily to a $23.5 million, or 20.8%, decrease in the average balance outstanding, partially offset by a 33 basis point increase in the average yield, to 3.36% in 2004. Interest income on investment securities decreased by $495,000, or 39.1%, due primarily to a $10.9 million decrease in the average balance outstanding year to year, coupled with a 48 basis point decline in the average yield, to 2.86% in 2004. Interest income on other interest-earning assets increased by $41,000, or 1.9%, due primarily to an increase in the yield of 80 basis points, to 3.59% in 2004, offset partially by a decrease of $16.3 million, or 20.9%, in the average balance outstanding year to year.

      Interest expense on deposits totaled $13.9 million for the year ended December 31, 2004, a decrease of $2.1 million, or 13.0%, compared to the year ended December 31, 2003, due primarily to a 37 basis point decrease in the average cost of deposits, to 2.09% for 2004, partially offset by a $13.8 million, or 2.1%, increase in the average balance of interest-bearing deposits outstanding year to year. Interest expense on borrowings totaled $13.6 million for the year ended December 31, 2004, a decrease of $1.6, or 10.7%, from 2003. The decrease resulted primarily from a 67 basis point decrease in the average rate to 4.89% in 2004, partially offset by a $4.4 million, or 1.6%, increase in the average balance outstanding year to year.

      As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.8 million, or 7.6%, to a total of $25.4 million for the year ended December 31, 2004. The interest rate spread increased to approximately 2.26% at December 31, 2004, from 2.06% at December 31, 2003, while the net interest margin increased to approximately 2.49% for the year ended December 31, 2004, compared to 2.34% for the 2003 period.

      PROVISION FOR LOSSES ON LOANS. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $1.6 million for the year ended December 31, 2004, an increase of $174,000, or 12.0%, over the provision recorded in 2003. The provision was predicated primarily on the overall increase in the loan portfolio, including the increased percentage of loans secured by nonresidential real estate within the portfolio and an increase in the level of impaired loans and loan charge-offs year to year. For 2005, we believe the provision will continue to grow as we anticipate changing our loan mix by increasing the percentage of nonresidential commercial loans and consumer loans to total loans. Management believes nonperforming loans are adequately collateralized or reserved for, however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming loans in the future.

      OTHER INCOME. Other income totaled $13.7 million for the year ended December 31, 2004, an increase of $2.3 million, or 20.1%, compared to 2003. The increase in other income was primarily attributable to the sale of our Ashland, Kentucky banking division which resulted in a pretax gain of $6.1 million. Excluding the sale of the Ashland banking division, other income would have decreased from $11.4 million in 2003 to $7.6 million in 2004. This decrease of $3.8 million was primarily attributable to a $2.8 million or 77.3% decrease in gain on the sale of loans, as a result of fewer loans being sold into the secondary market, as well as a reduction of $818,000 or 51.3% in our title agency revenue, also due to lower residential loan production levels.

      The decrease in gain on sale of loans was due primarily to a decrease in the volume of loans sold of $161.1 million, or 57.8%, from the volume of loans sold in 2003. During 2004, the Bank recorded MSR's on new loan sales totaling $1.6 million and amortization of MSR's totaling $1.2 million, which resulted in net revenue item of $402,000. During 2003, the Bank recorded MSR's on new loan sales totaling $3.5 million and amortization of MSR's totaling $2.9 million, which resulted in net revenue of $543,000.

      GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense totaled $41.7 million for the year ended December 31, 2004, an increase of $18.0 million, or 76.1%, compared to 2003. The increase was due primarily to the $18.9 million prepayment fee associated with the restructuring of a portion of the Bank's FHLB borrowings and a decrease of $1.3 million, or 36.6%, in deferred compensation (SFAS No. 91), offset partially by a decrease of $713,000 in employee compensation and benefits and a $393,000 or 10.4% decrease in occupancy and equipment expenses. The decrease in deferred compensation relates to (SFAS No. 91) and the decline in residential loan production. The decrease in employee compensation and benefits is due to lower incentives and commissions on reduced loan production from prior periods. The decrease in occupancy and equipment was due to management's more efficient utilization of the current infrastructure and continuing capitalization on past investments in technology.

      FEDERAL INCOME TAXES. Federal income tax credits totaled $1.7 million for the year ended December 31, 2004, a decrease of $4.7 million, or 154.4%, compared to the provision recorded in 2003. This decrease was primarily attributable to a $4.2 million net loss before federal income tax credits. The effective rate of tax (benefits) amounted to (39.6)% and 30.8% for the years ended December 31, 2004 and 2003, respectively. The tax-exempt character of earnings on bank-owned life insurance is the principal difference between the effective rate of tax (benefits) and the statutory corporate tax rate for the years ended December 31, 2004 and 2003.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

      GENERAL. Camco's net operating earnings for the year ended December 31, 2003, totaled $6.9 million, a decrease of $3.1 million, or 31.5%, from the $10.0 million of net earnings reported in 2002. The decrease in earnings was primarily attributable to a $3.8 million decrease in net interest income, a one-time charge of $1.3 million in pre-tax expense associated with the restructuring of a portion of the Bank's FHLB borrowings, an increase in the provision for losses on loans of $277,000 and an $834,000 increase in general, administrative and other expense, which were partially offset by an increase of $1.3 million in other income and a $1.8 million decrease in the provision for federal income taxes.

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

      The increase in mortgage-banking income was comprised of an $840,000, or 30.4%, increase in gain on sale of loans, a $63,000, or 4.1%, increase in loan servicing fees and a net decrease in the valuation of mortgage servicing rights of $827,000, or 60.4%. The increase in gain on sale of loans was due primarily to an increase in the volume of loans sold of $38.5 million, or 16.0%, over the volume of loans sold in 2002. During 2003, the Bank recorded mortgage servicing rights on new loan sales totaling $3.5 million and amortization of mortgage servicing rights totaling $2.9 million, which resulted in a net income item of $543,000. During 2002, the Bank recorded mortgage servicing rights on new loan sales totaling $2.7 million, amortization of mortgage servicing rights totaling $2.1 million and recapture of an impairment charge of $640,000, all of which resulted in a net revenue item of $1.4 million.

      GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense totaled $23.7 million for the year ended December 31, 2003, an increase of $2.1 million, or 9.9%, compared to 2002. The increase was due primarily to the $1.3 million pre-payment fee associated with the restructuring of a portion of the Bank's FHLB borrowings and an increase of $348,000, or 3.4%, in employee compensation and benefits, a $349,000 or 42.5% increase in franchise taxes, a $324,000, or 9.4%, increase in occupancy and equipment and the absence of $112,000 related to the reversal of the restructuring charge recognized in 2001. The increase in employee compensation and benefits was due primarily to an increase in incentive compensation and health insurance costs, as well as normal merit increases, which were partially offset by an increase in deferred loan origination costs related to the increase in lending volume year to year. The increase in franchise tax expense reflects the effects of refund claims recorded in 2002. The increase in occupancy and equipment was due primarily to an increase in office repairs and maintenance expenses, as well as costs associated with the new Dover office location.

      FEDERAL INCOME TAXES. The provision for federal income taxes totaled $3.1 million for the year ended December 31, 2003, a decrease of $1.8 million, or 36.5%, compared to the provision recorded in 2002. This decrease was primarily attributable to a $4.9 million, or 33.1%, decrease in pre-tax earnings and the non-taxable proceeds from a life insurance policy. The effective tax rate amounted to 30.8% and 32.4% for the years ended December 31, 2003 and 2002, respectively.

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

                                                                   YEAR ENDED DECEMBER 31,
                                                            2004                               2003
                                               AVERAGE    INTEREST   AVERAGE      AVERAGE    INTEREST   AVERAGE
                                             OUTSTANDING   EARNED/   YIELD/     OUTSTANDING   EARNED/   YIELD/
                                               BALANCE      PAID      RATE        BALANCE      PAID      RATE
                                                                    (Dollars in thousands)
Interest-earning assets:
  Loans receivable (1)                       $   844,660  $ 46,932      5.56%  $    781,175  $ 47,982      6.14%
  Mortgage-backed securities (2)                  89,863     3,016      3.36        113,392     3,439      3.03
  Investment securities (2)                       26,987       772      2.86         37,881     1,267      3.34
  Interest-bearing deposits and other
    interest-earning assets                       62,016     2,228      3.59         78,364     2,187      2.79
                                             -----------  --------   -------   ------------  --------   -------

     Total interest-earning assets           $ 1,023,526    52,948      5.17   $  1,010,812    54,875      5.43
                                             ===========                       ============

Interest-bearing liabilities:
  Deposits                                   $   666,540    13,945      2.09   $    652,710    16,037      2.46
  FHLB advances                                  277,576    13,567      4.89        273,147    15,200      5.56
                                             -----------  --------              -----------  --------   -------

     Total interest-bearing liabilities      $   944,116    27,512      2.91   $    925,857    31,237      3.37
                                             ===========  --------   -------    ===========  --------   -------

Net interest income/Interest rate spread                  $ 25,436      2.26%                $ 23,638      2.06%
                                                          ========   =======                 ========   =======

Net interest margin (3)                                                 2.49%                              2.34%
                                                                     =======                            =======

Average interest-earning assets to average
  interest-bearing liabilities                                        108.41%                            109.18%
                                                                     =======                            =======

                                                 YEAR ENDED DECEMBER 31,
                                                            2002
                                               AVERAGE     INTEREST   AVERAGE
                                             OUTSTANDING    EARNED/   YIELD/
                                               BALANCE       PAID      RATE
                                                  (Dollars in thousands)
Interest-earning assets:
  Loans receivable (1)                       $   813,541   $ 57,478      7.07%
  Mortgage-backed securities (2)                 100,165      4,523      4.52
  Investment securities (2)                       33,963      1,545      4.55
  Interest-bearing deposits and other
    interest-earning assets                       85,189      2,456      2.88
                                             -----------   --------    ------

     Total interest-earning assets           $ 1,032,858     66,002      6.39
                                             ===========

Interest-bearing liabilities:
  Deposits                                   $   677,800     23,060      3.40
  FHLB advances                                  265,614     15,496      5.83
                                             -----------   --------    ------

     Total interest-bearing liabilities      $   943,414     38,556      4.09
                                             ===========   --------    ------

Net interest income/Interest rate spread                   $ 27,446      2.30%
                                                           ========    ======

Net interest margin (3)                                                  2.66%
                                                                       ======
Average interest-earning assets to average
  interest-bearing liabilities                                         109.48%
                                                                       ======

---------------------------

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

                                                                     YEAR ENDED DECEMBER 31,
                                                      2004 VS. 2003                     2003 VS. 2002
                                                         INCREASE                          INCREASE
                                                        (DECREASE)                        (DECREASE)
                                                          DUE TO                            DUE TO
                                              VOLUME       RATE     TOTAL       VOLUME       RATE        TOTAL
                                                                         (In thousands)
Interest income attributable to:
  Loans receivable (1)                       $ 6,038    $(7,088)   $(1,050)    $(2,217)     $(7,279)    $ (9,496)
  Mortgage-backed securities                    (870)       447       (423)        729       (1,813)      (1,084)
  Investment securities                         (329)      (166)      (495)        215         (493)        (278)
  Interest-bearing deposits and other (2)       (109)       150         41        (192)         (77)        (269)
                                             -------    -------    -------      ------      -------     --------
     Total interest income                     4,730     (6,657)    (1,927)     (1,465)      (9,662)     (11,127)

Interest expense attributable to:
  Deposits                                       348     (2,440)    (2,092)       (826)      (6,197)      (7,023)
  Borrowings                                     251     (1,884)    (1,633)        472         (768)        (296)
                                             -------    -------    -------     -------      -------     --------
     Total interest expense                      599     (4,324)    (3,725)       (354)      (6,965)      (7,319)
                                             -------    -------    -------     -------      -------     --------

Increase (decrease) in net interest income   $ 4,131    $(2,333)   $ 1,798     $(1,111)     $(2,697)    $ (3,808)
                                             =======    =======     ======      ======      =======     ========

------------------------------

(1) Includes loans held for sale.

(2) Includes interest-bearing deposits.

YIELDS EARNED AND RATES PAID

The following table sets forth the weighted-average yields earned on Camco's interest-earning assets, the weighted-average interest rates paid on Camco's interest-bearing liabilities and the interest rate spread between the weighted-average yields earned and rates paid by Camco at the dates indicated. This does not reflect the spread that may eventually be achieved in 2005 or beyond due to possible changes in weighted-average yields earned on interest-earning assets and paid on interest-bearing liabilities in the upcoming year.

                                            AT DECEMBER 31,
                                        2004     2003      2002

Weighted-average yield on:
  Loan portfolio (1)                    5.78%    5.81%     6.87%
  Investment portfolio (2)              3.75     3.40      3.40
  Total interest-earning assets         5.45     5.38      6.52

Weighted-average rate paid on:
  Deposits                              2.10     2.10      2.86
  FHLB advances (3)                     3.63     5.13      5.63
  Total interest-bearing liabilities    2.57     2.96      3.65
                                        ----     ----      ----

Interest rate spread                    2.88%    2.42%     2.87%
                                        ====     ====      ====

------------------------------

(1) Includes loans held for sale and excludes the allowance for loan losses.
(2) Includes earnings on FHLB stock and cash surrender value of life insurance.
(3) Is reflective of the December 2003 and 2004 restructuring of FHLB advances.

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

      To identify and manage its interest rate risk, the Bank employs an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing characteristics and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management projections for activity levels in each of the product lines offered by the Bank. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. Assumptions are inherently uncertain and the measurement of net interest income or the impact of rate fluctuations on net interest income cannot be precisely predicted. Actual results may differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

      The Bank's Asset/Liability Management Committee ("ALCO"), which includes senior management representatives and reports to the Bank's Board of Directors, monitors and manages interest rate risk within Board-approved policy limits. The Bank's current interest rate risk position is determined by measuring the anticipated change in net interest income over a 12 month horizon assuming a 200 basis point (bp) instantaneous and parallel shift (linear) increase or decrease in all interest rates. Given the federal funds rate of 2.25% at December 31, 2004, a linear 100bp decrease was modeled in the estimated earnings sensitivity profile in place of the linear 200bp decrease in accordance with the Bank's interest rate risk policy. Current policy limits this exposure to plus or minus 25% of net interest income for a 12-month horizon.

      The following table shows the Bank's estimated earnings sensitivity profile as of December 31, 2004:

   CHANGE IN         PERCENTAGE CHANGE IN
INTEREST RATES        NET INTEREST INCOME
(BASIS POINTS)             12 MONTHS
--------------       --------------------
          +200                       2.33%
          -100                      (5.37)%

      Given a 200bp linear increase in the yield curve used in the simulation model, it is estimated net interest income for the Bank would increase by 2.3% over one year. A 100bp linear decrease in interest rates would decrease net interest income by 5.4% over one year. All of these estimated changes in net interest income are within the policy guidelines established by the Board of Directors. Management does not expect any significant adverse effect on net interest income in 2005 based on the composition of the portfolio and anticipated upward trends in rates.

      In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bank has developed sale procedures for several types of interest-sensitive assets. Generally, all long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA") guidelines are sold for cash upon origination. A total of $117.9 million and $279.0 million of such loans were sold to the FHLMC, FNMA and other parties during 2004 and 2003, respectively.

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

The following table sets forth information regarding the Bank's obligations and commitments to make future payments under contract as of December 31, 2004.

                                                                   PAYMENTS DUE BY PERIOD
                                                     LESS                                     MORE
                                                     THAN          1-3            3-5         THAN
                                                    1 YEAR        YEARS          YEARS       5 YEARS       TOTAL
                                                                     (In thousands)

Contractual obligations:
  Operating lease obligations                     $       166   $       198     $    113    $     194   $      671
  Advances from the Federal Home Loan Bank (1)         22,020        86,208       84,364       62,718      255,310
  Certificates of deposit                             193,395       124,359       42,550        1,605      361,909

Amount of commitments expiration per period
  Commitments to originate loans:
    Overdraft lines of credit                             728             -            -            -          728
    Home equity/commercial lines of credit             62,759             -            -            -       62,759
    Commercial lines of credit                          5,424             -            -            -        5,424
    One- to four-family and multi-family loans          1,440             -            -            -        1,440
    Commercial                                          2,650             -            -            -        2,650
    Non-residential real estate and land loans             90             -            -            -           90
                                                  -----------   -----------     --------    ---------   ----------

         Total contractual obligations            $   288,672   $   210,765     $127,027    $  64,517   $  690,981
                                                  ===========   ===========     ========    =========   ==========

(1) Fully secured asset borrowings totaling $40.0 million are not included.

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

State statutes impose certain limitations on the payment of dividends and other capital distributions by banks. Generally, absent approval of the Superintendent of Banks, such statutes limit dividend and capital distributions to earnings of the current and two preceding years. As a result, Camco will need regulatory approval for dividend distributions in 2005. However, management is of the opinion that such approval will not be unreasonably withheld given the Bank's current well-capitalized classification.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. The Company's management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -- Integrated Framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

During the course of its audit, Grant Thornton LLP advised management and the Audit Committee that it had identified a control deficiency, which constituted a material weakness in the Company's internal control over financial reporting. A material weakness is a significant deficiency that results in there being more than a remote likelihood that a material misstatement of the annual or interim financials statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. As a result, management of the Company concluded that the Company's internal control over financial reporting was not effective as of December 31, 2004 because of the material weakness described below. The material weakness did not result in an adjustment to the financial statements.

The material weakness identified relates to a lack of comprehensive procedural documentation concerning the identification and valuation of specific loans in accordance with FAS No. 114. Management, with the oversight of the Audit Committee, has been aggressively addressing this issue and is committed to effectively remediate this weakness. The Company has completed the following remediation measures:

      - Amplified and communicated to appropriate Company employees a detailed written policy that clearly documents in detail the Company's process for identifying and evaluating non-homogeneous loans under FAS No. 114. The procedures clearly require that once a loan meets review criteria and is determined to have a probable loss, such loan will be deemed impaired and the impairment will be valued via reference to an independent appraisal.

      - Augmented procedures to assure that adequate evidence exists to support all decisions made regarding classification of individual, reviewed loans.

Management has discussed these corrective actions with the Audit Committee and Grant Thornton and, as of the date of this annual report on Form 10-K, management believes the actions outlined above have corrected the deficiencies in internal controls that are considered to be a material weakness.

Grant Thornton LLP has issued an attestation report on management's assessment of the Company's internal control over financial reporting. That report appears on page 38.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Camco Financial Corporation

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Camco Financial Corporation (the Corporation) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management's assessment, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. The Corporation lacked comprehensive documentation concerning the identification and valuation of specific loans in accordance with FAS No. 114. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 10, 2005, on those financial statements.

In our opinion, management's assessment that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the control criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management's statement that they have implemented remediation measures sufficient to correct the deficiency in internal control that is considered to be a material weakness.

/s/GRANT THORNTON LLP

Cincinnati, Ohio
March 10, 2005

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Camco Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Camco Financial Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camco Financial Corporation as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Camco Financial Corporation's control over financial reporting at December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion as to management's assessment that the Corporation did not maintain effective control over financial reporting as of December 31, 2004, based on control criteria issued by COSO.

/s/GRANT THORNTON LLP

Cincinnati, Ohio
March 10, 2005

                           CAMCO FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                  December 31,
                        (In thousands, except share data)

         ASSETS                                                                     2004            2003
Cash and due from banks                                                         $     25,849     $     22,807
Interest-bearing deposits in other financial institutions                             17,045           30,904
                                                                                ------------     ------------
         Cash and cash equivalents                                                    42,894           53,711

Investment securities available for sale - at market                                  19,839           27,008
Investment securities held to maturity - at cost, approximate market
  value of $4,174 and $1,204 as of December 31, 2004 and 2003, respectively            4,123            1,130
Mortgage-backed securities available for sale - at market                             80,321           77,916
Mortgage-backed securities held to maturity - at cost, approximate market
  value of $4,188 and $7,839 as of December 31, 2004 and 2003, respectively            4,146            7,704
Loans held for sale - at lower of cost or market                                       2,837            5,457
Loans receivable - net                                                               833,829          799,625
Office premises and equipment - net                                                   11,647           13,380
Real estate acquired through foreclosure                                               2,280            1,463
Federal Home Loan Bank stock - at cost                                                25,797           24,494
Accrued interest receivable                                                            4,503            4,088
Prepaid expenses and other assets                                                      1,530            1,524
Cash surrender value of life insurance                                                20,042           17,740
Goodwill - net of accumulated amortization                                             6,736            2,953
Prepaid and refundable federal income taxes                                            5,299              958
                                                                                ------------     ------------

         Total assets                                                           $  1,065,823     $  1,039,151
                                                                                ============     ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                        $    667,778     $    671,274
Advances from the Federal Home Loan Bank                                             295,310          262,735
Advances by borrowers for taxes and insurance                                          3,030            3,494
Accounts payable and accrued liabilities                                               5,391            4,102
Dividends payable                                                                      1,109            1,063
Deferred federal income taxes                                                          3,884            3,940
                                                                                ------------     ------------
         Total liabilities                                                           976,502          946,608

Commitments                                                                                -                -
Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares; no shares
    outstanding                                                                            -                -
  Common stock - $1 par value; authorized 14,900,000 shares; 8,759,676 and
    8,428,946 shares issued at December 31, 2004 and 2003, respectively                8,760            8,429
  Additional paid-in capital                                                          58,935           55,132
  Retained earnings - restricted                                                      38,234           45,121
  Accumulated other comprehensive income (loss) - unrealized gains (losses)
    on securities designated as available for sale, net of related tax
    effects                                                                             (263)             206
  Less 1,096,523 shares of treasury stock at December 31, 2004 and 2003 -
     at cost                                                                         (16,345)         (16,345)
                                                                                ------------     ------------
         Total stockholders' equity                                                   89,321           92,543
                                                                                ------------     ------------

         Total liabilities and stockholders' equity                             $  1,065,823     $  1,039,151
                                                                                ============     ============

The accompanying notes are an integral part of these statements.

                           CAMCO FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

                                                                       2004       2003        2002
Interest income
  Loans                                                             $  46,932   $  47,982   $  57,478
  Mortgage-backed securities                                            3,016       3,439       4,523
  Investment securities                                                   772       1,267       1,545
  Interest-bearing deposits and other                                   2,228       2,187       2,456
                                                                    ---------   ---------   ---------
         Total interest income                                         52,948      54,875      66,002

Interest expense
  Deposits                                                             13,945      16,037      23,060
  Borrowings                                                           13,567      15,200      15,496
                                                                    ---------   ---------   ---------
         Total interest expense                                        27,512      31,237      38,556
                                                                    ---------   ---------   ---------
         Net interest income                                           25,436      23,638      27,446

Provision for losses on loans                                           1,620       1,446       1,169
                                                                    ---------   ---------   ---------
         Net interest income after provision for losses on loans       23,816      22,192      26,277

Other income
  Late charges, rent and other                                          1,672       1,964       2,115
  Title fees                                                              778       1,596       1,259
  Loan servicing fees                                                   1,519       1,617       1,554
  Gain on sale of loans                                                   819       3,607       2,767
  Valuation of mortgage servicing rights - net                            402         543       1,370
  Service charges and other fees on deposits                            1,410       1,157       1,014
  Gain on sale of investment and mortgage-backed securities               135         839          29
  Gain (loss) on sale of real estate acquired through foreclosure         347          52          (8)
  Gain on sale of branch deposits, premises and equipment, net          6,626          36           -
                                                                    ---------   ---------   ---------
         Total other income                                            13,708      11,411      10,100

General, administrative and other expense
  Employee compensation and benefits                                   13,313      14,026      13,323
  Deferred loan origination costs - SFAS No. 91                        (2,227)     (3,510)     (3,155)
  Occupancy and equipment                                               3,390       3,783       3,459
  Data processing                                                       1,318       1,330       1,178
  Advertising                                                           1,047         763         794
  Franchise taxes                                                         992       1,170         821
  Other operating                                                       5,008       4,842       5,150
  Federal Home Loan Bank advance prepayment fees                       18,879       1,292           -
                                                                    ---------   ---------   ---------
         Total general, administrative and other expense               41,720      23,696      21,570
                                                                    ---------   ---------   ---------
         Earnings (loss) before federal income taxes (credits)         (4,196)      9,907      14,807

Federal income taxes
  Current                                                              (1,572)      3,574       3,149
  Deferred                                                                (88)       (523)      1,653
                                                                    ---------   ---------   ---------
         Total federal income taxes (credits)                          (1,660)      3,051       4,802
                                                                    ---------   ---------   ---------
         NET EARNINGS (LOSS)                                        $  (2,536)  $   6,856   $  10,005
                                                                    =========   =========   =========
         EARNINGS (LOSS) PER SHARE
           Basic                                                    $    (.34)  $     .92   $    1.27
                                                                    =========   =========   =========
           Diluted                                                        N/A   $     .91   $    1.25
                                                                    =========   =========   =========

The accompanying notes are an integral part of these statements.

                           CAMCO FINANCIAL CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

              For the years ended December 31, 2004, 2003 and 2002
                                 (In thousands)

                                                                                    2004       2003       2002
Net earnings (loss)                                                               $ (2,536)  $  6,856   $  10,005

Other comprehensive income (loss), net of tax effects:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(195), $(689) and $1,035 in 2004, 2003
    and 2002, respectively                                                            (379)    (1,338)      2,010

  Reclassification adjustment for realized gains included in operations, net of taxes of $45, $285 and $10 for the years ended December 31,
    2004, 2003 and 2002, respectively                                                  (90)      (554)        (19)
                                                                                  --------   --------   ---------

Comprehensive income (loss)                                                       $ (3,005)  $  4,964   $  11,996
                                                                                  ========   ========   =========

Accumulated other comprehensive income (loss)                                     $   (263)  $    206   $   2,098
                                                                                  ========   ========   =========

The accompanying notes are an integral part of these statements.

                           CAMCO FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the years ended December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

                                                                                 UNREALIZED
                                                                               GAINS (LOSSES)
                                                                               ON SECURITIES
                                                         ADDITIONAL              DESIGNATED                 TOTAL
                                                COMMON    PAID-IN    RETAINED  AS AVAILABLE   TREASURY  STOCKHOLDERS'
                                                 STOCK    CAPITAL    EARNINGS     FOR SALE      STOCK       EQUITY
Balance at January 1, 2002                     $  8,137  $   51,722  $ 36,621  $         107  $ (1,416) $     95,171

Finalization of Columbia Financial
  acquisition                                         -         432         -              -      (638)         (206)
Stock options exercised                             174       1,909         -              -         -         2,083
Cash dividends declared - $.525 per share             -           -    (4,129)             -         -        (4,129)
Net earnings for the year ended December
  31, 2002                                            -           -    10,005              -         -        10,005
Purchase of treasury shares                           -           -         -              -    (6,314)       (6,314)
Unrealized gains on securities designated
  as available for sale, net of related
  tax effects                                         -           -         -          1,991         -         1,991
                                               --------  ----------  --------  -------------  --------  ------------
Balance at December 31, 2002                      8,311      54,063    42,497          2,098    (8,368)       98,601

Stock options exercised                             118       1,069         -              -         -         1,187
Cash dividends declared - $.57 per share              -           -    (4,232)             -         -        (4,232)
Net earnings for the year ended December
  31, 2003                                            -           -     6,856              -         -         6,856
Purchase of treasury shares                           -           -         -              -    (7,977)       (7,977)
Unrealized losses on securities designated
  as available for sale, net of related tax
  benefits                                            -           -         -         (1,892)        -        (1,892)
                                               --------  ----------  --------  -------------  --------  ------------
Balance at December 31, 2003                      8,429      55,132    45,121            206   (16,345)       92,543

Stock options exercised                              53         499         -              -         -           552
Cash dividends declared - $.58 per share              -           -    (4,351)             -         -        (4,351)
Acquisition of London Financial                     278       3,304                        -         -         3,582
Net loss for the year ended December 31, 2004         -           -    (2,536)             -         -        (2,536)
Unrealized losses on securities designated
  as available for sale, net of related tax
  benefits                                            -           -         -           (469)        -          (469)
                                               --------  ----------  --------  -------------  --------  ------------

Balance at December 31, 2004                   $  8,760  $   58,935  $ 38,234  $        (263) $(16,345) $     89,321
                                               ========  ==========  ========  =============  ========  ============

The accompanying notes are an integral part of these statements.

                           CAMCO FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 2004, 2003 and 2002
                                 (In thousands)

                                                                                   2004         2003        2002
                                                                                ----------   ----------   ---------
Cash flows from operating activities:
  Net earnings (loss) for the year                                              $   (2,536)  $    6,856   $  10,005
  Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                                 980        2,418         828
    Amortization of mortgage servicing rights - net                                  1,184        2,922       1,404
    Depreciation and amortization                                                    1,450        1,879       1,714
    Amortization of purchase accounting adjustments - net                               89            5         242
    Provision for losses on loans                                                    1,620        1,446       1,169
    Provision for losses on real estate acquired through foreclosure                   113           30         131
    Amortization of deferred loan origination fees                                     (57)        (398)       (609)
    (Gain) loss on sale of real estate acquired through foreclosure                   (347)         (52)          8
    Gain on sale of investment and mortgage-backed securities
      transactions                                                                    (135)        (839)        (29)
    Gain on sale of branch deposits, premises and equipment, net                    (6,626)         (36)          -
    Federal Home Loan Bank stock dividends                                          (1,032)        (955)     (1,058)
    Gain on sale of loans                                                             (819)      (3,607)     (2,767)
    Loans originated for sale in the secondary market                             (115,266)    (228,969)   (274,597)
    Proceeds from sale of mortgage loans in the secondary market                   118,705      282,612     243,316
    Tax benefits related to exercise of stock options                                   84          210         197
    Increase (decrease) in cash, net of acquisitions, due to changes in:
        Accrued interest receivable                                                     59          834         847
        Prepaid expenses and other assets                                               30          606       2,649
        Accounts payable and other liabilities                                         554         (196)     (6,537)
        Federal income taxes
          Current                                                                   (3,722)        (184)       (182)
          Deferred                                                                     (88)        (523)      1,653
                                                                                ----------   ----------   ---------
            Net cash provided by (used in) operating activities                     (5,760)      64,059     (21,616)

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities                                 21,100       21,596      41,251
  Proceeds from sale of investment securities designated as available for sale       1,638        3,811          44
  Purchase of investment securities designated as available for sale               (15,997)     (10,341)    (64,942)
  Purchase of investment securities designated as held to maturity                  (2,991)           -      (1,048)
  Proceeds from sale of mortgage-backed securities designated as
    available for sale                                                              13,050       59,111       1,087
  Purchase of mortgage-backed securities designated as available for sale          (43,301)    (112,989)   (113,125)
  Purchase of mortgage-backed securities designated as held to maturity              -             (961)          -
  Principal repayments on mortgage-backed securities                                30,624       83,058      34,377
  Loan disbursements                                                              (221,268)    (378,511)   (297,668)
  Purchases of loans                                                               (27,301)     (12,056)     (3,181)
  Principal repayments on loans                                                    212,450      324,463     407,042
  Loans transferred in sale of branch offices                                       42,634            -           -
  Purchase of branch premises and equipment - net                                     (727)        (876)     (1,852)
  Proceeds from sale of office premises and equipment                                8,579          145         355
  Proceeds from sale of real estate acquired through foreclosure                     4,988        4,158         651
  Additions to real estate acquired through foreclosure                                (76)           -         (12)
  Purchase of life insurance                                                        (1,596)           -        (825)
  Proceeds from redemption of life insurance                                             -          422           -
  Net increase in cash surrender value of life insurance                              (706)        (790)       (796)
  Purchase of London Financial Corporation, Inc., net                               (1,701)           -           -
  Purchase of Columbia Financial of Kentucky, Inc., net                                  -            -        (206)
                                                                                ----------   ----------   ---------
            Net cash provided by (used in) investing activities                     19,399      (19,760)      1,152
                                                                                ----------   ----------   ---------
            Net cash provided by (used in) operating and investing
              activities (balance carried forward)                                  13,639       44,299     (20,464)
                                                                                ----------   ----------   ---------

                           CAMCO FINANCIAL CORPORATION

              For the years ended December 31, 2004, 2003 and 2002
                                 (In thousands)

                                                                                   2004         2003        2002
                                                                                ----------   ----------   ---------
            Net cash provided by (used in) operating and investing
              activities (balance brought forward)                              $   13,639   $   44,299   $ (20,464)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                               14,929      (22,798)    (36,003)
  Sale of branch deposits                                                          (63,657)           -           -
  Proceeds from Federal Home Loan Bank advances                                    189,650       73,850      68,500
  Repayment of Federal Home Loan Bank advances                                    (161,075)     (87,432)    (51,151)
  Dividends paid on common stock                                                    (4,305)      (4,215)     (4,045)
  Proceeds from exercise of stock options                                              468          977       1,886
  Purchase of treasury shares                                                            -       (7,977)     (6,314)
  Decrease in advances by borrowers for taxes and insurance                           (466)         (15)       (351)
                                                                                ----------   ----------   ---------
            Net cash used in financing activities                                  (24,456)     (47,610)    (27,478)
                                                                                ----------   ----------    --------

Net decrease in cash and cash equivalents                                          (10,817)      (3,311)    (47,942)

Cash and cash equivalents at beginning of year                                      53,711       57,022     104,964
                                                                                ----------   ----------   ---------

Cash and cash equivalents at end of year                                        $   42,894   $   53,711   $  57,022
                                                                                ==========   ==========   =========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
   Interest on deposits and borrowings                                          $   27,673   $   31,452   $  38,387
                                                                                ==========   ==========   =========

    Income taxes                                                                $    2,674   $    3,570   $   2,848
                                                                                ==========   ==========   =========

Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure              $    6,591   $    4,010   $   1,270
                                                                                ==========   ==========   =========

  Issuance of mortgage loans upon sale of real estate acquired through
    foreclosure                                                                 $    1,096   $    2,399   $   1,054
                                                                                ==========   ==========   =========

  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                  $     (469)  $   (1,338)  $   2,010
                                                                                ==========   ==========   =========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                $    1,586   $    3,465   $   2,729
                                                                                ==========   ==========   =========

Supplemental disclosure of noncash financing activities:
  Dividends declared but unpaid                                                 $    1,109   $    1,063   $   1,046
                                                                                ==========   ==========   =========

Fair value of assets acquired in London Financial transaction                   $   54,441   $        -   $       -

Less fair value of liabilities assumed                                             (50,371)           -           -
                                                                                ----------   ----------   ---------

Goodwill assigned in acquisition                                                $    4,070   $        -   $       -
                                                                                ==========   ==========   =========

The accompanying notes are an integral part of these statements.

                           CAMCO FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Camco Financial Corporation ("Camco" or the "Corporation") is a financial holding company whose business activities are limited primarily to holding the common stock of Advantage Bank ("Advantage" or the "Bank") and Camco Title Insurance Agency ("Camco Title") and, prior to October 2003, one second tier subsidiary, Camco Mortgage Corporation. In October 2003, Camco Mortgage Corporation was dissolved and its operations became a part of the Bank. The Corporation's results of operations are economically dependent upon the results of Advantage's operations. Advantage conducts a general banking business within Ohio, West Virginia and northern Kentucky which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. Advantage's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by Advantage can be significantly influenced by a number of factors, such as governmental monetary policy, that are outside of management's control.

      During 2004, Camco's Board of Directors approved a business combination that was completed in August 2004, whereby London Financial Corporation ("London Financial") was merged with and into Camco. Coincident with the merger between Camco and London Financial, Advantage was merged with and into The Citizens Savings Bank of London, London Financial's wholly-owned subsidiary ("Citizens"). The resulting financial institution was a state-chartered commercial bank that was renamed Advantage Bank. The business combination was accounted for using the purchase method of accounting. Accordingly, the 2004 consolidated financial statements herein include the accounts of Citizens only from the August 20, 2004 consummation date forward.

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

      1. Principles of Consolidation

      The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2004, 2003 and 2002

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

      Loans held for sale are carried at the lower of cost (less principal payments received) or fair value (market value), calculated on an aggregate basis. At December 31, 2004 and 2003, loans held for sale were carried at cost.

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

                        December 31, 2004, 2003 and 2002

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

      The Corporation recorded amortization related to mortgage servicing rights totaling approximately $1.2 million, $2.9 million and $2.1 million, for the years ended December 31, 2004, 2003 and 2002, respectively. During 2002, the Corporation recaptured approximately $640,000 of a previously recorded impairment charge based upon an independent appraisal of the mortgage servicing rights. The carrying value of the Corporation's mortgage servicing rights, which approximated their fair value, totaled approximately $7.0 million and $6.6 million at December 31, 2004 and 2003, respectively.

      At December 31, 2004 and 2003, the Bank was servicing mortgage loans of approximately $587.0 million and $587.8 million, respectively, that have been sold to the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and other investors.

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

                        December 31, 2004, 2003 and 2002

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

      The Bank's impaired loan information is as follows at December 31:

                                              2004          2003
                                             -------     --------
                                                (In thousands)
Impaired loans with related allowance        $ 1,383     $      -
Impaired loans with no related allowance           -          827
                                             -------     --------

       Total impaired loans                  $ 1,383     $    827
                                             =======     ========

                                              2004         2003         2002
                                             -------     --------     -------
                                                      (In thousands)
Allowance on impaired loans
  Beginning balance                          $     -     $    282     $     -
  Provision                                      475          136         282
  Charge-offs                                      -         (418)          -
                                             -------     --------     -------
  Ending balance                             $   475     $      -     $   282
                                             =======     ========     =======

Average balance of impaired loans            $   461     $    809     $   971
Interest income recognized on impaired loans $   100     $     98     $    50

      The allowance for impaired loans is included in the Bank's overall allowance for credit losses. The provision necessary to increase this allowance is included in the Bank's overall provision for losses on loans.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2004, 2003 and 2002

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

      8. Goodwill

      The Corporation accounts for acquisitions pursuant to SFAS No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. In accordance with that Statement, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. Goodwill has been assigned to Advantage Bank as the reporting unit that is expected to benefit from the goodwill.

      Camco evaluated the unamortized goodwill balance during 2004, 2003 and 2002 in accordance with the provisions of SFAS No. 142 via independent third-party appraisal. The evaluations showed no indication of impairment.

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

                        December 31, 2004, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      9. Federal Income Taxes (continued)

      Deferral of income taxes results primarily from different methods of accounting for deferred loan origination fees and costs, mortgage servicing rights, Federal Home Loan Bank stock dividends, deferred compensation and the general loan loss allowance. A temporary difference is also recognized for depreciation expense computed using accelerated methods for federal income tax purposes.

      10. Earnings (Loss) Per Share

      Basic earnings (loss) per common share is computed based upon the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under outstanding stock options. Diluted earnings per share is not computed for periods in which an operating loss is sustained. The computations were as follows for the years ended December 31:

                                            2004           2003          2002
                                          ---------     ---------     ---------
Weighted-average common shares
  outstanding (basic)                     7,466,090     7,491,977     7,908,786

Dilutive effect of assumed exercise
  of stock options                              N/A        74,390        97,094
                                          ---------     ---------     ---------

Weighted-average common shares
  outstanding (diluted)                         N/A     7,566,367     8,005,880
                                          =========     =========     =========

      Options to purchase 80,789 and 65,441 shares of common stock at respective weighted-average exercise price of $16.40 and $14.83 were outstanding at December 31, 2004 and 2002, respectively, but were excluded from the computation of diluted earnings per share for those years because the exercise price was greater than the average market price of the common shares. There were no anti-dilutive options outstanding for the year ended December 31, 2003.

      11. Stock Option Plans

      Stockholders of the Corporation have approved four stock option plans. Under the 1972 Plan, 254,230 common shares were reserved for issuance to officers, directors, and key employees of the Corporation and its subsidiaries. The 1982 Plan reserved 115,824 common shares for issuance to employees of the Corporation and its subsidiaries. All of the stock options under the 1972 and 1982 Plans have been granted and were subject to exercise at the discretion of the grantees through 2002. Under the 1995 Plan, 161,488 shares were reserved for issuance. Under the 2002 Plan, 400,000 shares were reserved for issuance. Additionally, in connection with prior acquisitions, stock options of acquired companies were converted into options to purchase 174,421 and 311,794 shares of the Corporation's stock at exercise prices of $7.38 and $11.38 per share, respectively, which expire through 2008.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2004, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      11. Stock Option Plans (continued)

      The Corporation accounts for its stock option plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair-value based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings (loss) and earnings (loss) per share, as if the fair-value based method of accounting defined in SFAS No. 123 had been applied.

      The Corporation utilizes APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings
      (loss) and earnings (loss) per share would have been reported as the pro forma amounts indicated below:

                                                                2004          2003         2002
                                                             ----------     --------     ---------
                                                             (In thousands, except per share data)
NET EARNINGS (LOSS)                            As reported    $  (2,536)    $  6,856     $ 10,005
                      Stock-based compensation, net of tax          (28)         (20)          (4)
                                                              ---------     --------     --------

                                                 Pro-forma    $  (2,564)    $  6,836     $ 10,001
                                                              =========     ========     ========

EARNINGS (LOSS) PER SHARE
  BASIC                                        As reported    $    (.34)    $    .92     $   1.27
                      Stock-based compensation, net of tax            -         (.01)        (.01)
                                                              ---------     --------     --------

                                                 Pro-forma    $    (.34)    $    .91     $   1.26
                                                              =========     ========     ========

  DILUTED                                      As reported          N/A     $    .91     $   1.25
                      Stock-based compensation, net of tax          N/A         (.01)           -
                                                              ---------     --------     --------

                                                 Pro-forma          N/A     $    .90     $   1.25
                                                              =========     ========     ========

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2004, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      11. Stock Option Plans (continued)

      The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during 2004, 2003 and 2002: dividend yield of 3.40%, 3.50% and 3.84%, respectively; expected volatility of 21.44%, 16.88%, and 16.34%, respectively; a risk-free interest rate of 4.11%, 3.95% and 2.00%, respectively; and an expected life of ten years for all grants.

      A summary of the status of the Corporation's stock option plans as of December 31, 2004, 2003 and 2002, and changes during the years ending on those dates is presented below:

                                          2004                       2003                        2002
                                   --------------------    -----------------------    ------------------------
                                              WEIGHTED-                  WEIGHTED-                   WEIGHTED-
                                               AVERAGE                    AVERAGE                     AVERAGE
                                              EXERCISE                   EXERCISE                    EXERCISE
                                    SHARES      PRICE        SHARES        PRICE        SHARES         PRICE
Outstanding at beginning of year   257,072    $   12.11       323,291    $    9.79       503,005     $   10.16
Granted                             17,705        17.17        56,948        16.13         3,700         14.55
Exercised                          (52,911)        8.83      (117,800)        7.60      (174,106)        10.84
Forfeited                           (3,542)       15.03        (5,367)       13.92        (9,308)        11.91
                                   -------    ---------    ----------    ---------    ----------     ---------

Outstanding at end of year         218,324    $   12.91       257,072    $   12.11       323,291     $    9.79
                                   =======    =========    ==========    =========    ==========     =========

Options exercisable at year-end    175,542    $   12.05       211,780    $   11.25       323,291     $    9.79
                                   =======    =========    ==========    =========    ==========     =========

Weighted-average fair value of
  options granted during the year             $    3.59                  $    2.60                   $    1.36
                                              =========                  =========                   =========

      The following information applies to options outstanding at December 31, 2004:

NUMBER OUTSTANDING                              RANGE OF EXERCISE PRICES
      43,506                                      $   7.40 - $  8.94
      42,259                                      $   9.75 - $ 11.36
      51,770                                      $  12.50 - $ 14.65
      80,789                                      $  16.13 - $ 17.17
     -------

     218,324                                                 $ 12.91
     =======

      Weighted-average remaining contractual life          6.2 years

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2004, 2003 and 2002

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

                  Deposits: The fair values of deposits with no stated maturity, such as money market demand deposits, savings and NOW accounts, are deemed to equal the amount payable on demand as of December 31, 2004 and 2003. The fair value of fixed-rate certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

                        December 31, 2004, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      12. Fair Value of Financial Instruments (continued)

                  Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At December 31, 2004 and 2003, the fair value of loan commitments was not material.

      Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments are as follows:

                                                                            DECEMBER 31,
                                                                 2004                            2003
                                                    -----------------------------     ---------------------------
                                                      CARRYING           FAIR          CARRYING          FAIR
                                                       VALUE            VALUE            VALUE           VALUE
                                                                             (In thousands)
Financial assets
  Cash and cash equivalents                         $     42,894     $     42,894     $   53,711     $     53,711
  Investment securities                                   23,962           24,013         28,138           28,212
  Mortgage-backed securities                              84,467           84,509         85,620           85,755
  Loans receivable                                       836,666          849,303        805,082          810,113
  Federal Home Loan Bank stock                            25,797           25,797         24,494           24,494
                                                    ------------     ------------     ----------     ------------

                                                    $  1,013,786     $  1,026,516     $  997,045     $  1,002,285
                                                    ============     ============     ==========     ============

Financial liabilities
  Deposits                                          $    667,778      $   670,533     $  671,274     $    677,953
  Advances from the Federal Home Loan Bank               295,310          298,841        262,735          288,732
  Advances by borrowers for taxes and insurance            3,030            3,030          3,494            3,494
                                                    ------------     ------------     ----------     ------------

                                                    $    966,118     $   972,404      $  937,503     $    970,179
                                                    ============     ============     ==========     ============

      13. Cash and Cash Equivalents

      Cash and cash equivalents consist of cash and due from banks and interest-bearing deposits in other financial institutions with original maturities of three months or less.

      14. Advertising

      Advertising costs are expensed when incurred.

      15. Reclassifications

      Certain prior year amounts have been reclassified to conform to the 2004 consolidated financial statement presentation.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2004, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      16. Effects of Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (the "FASB") issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 123 which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement, SFAS No. 123 (R), requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

      Initially, the cost of employee services received in exchange for an award of liability instruments will be measured based on current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

      Excess tax benefits, as defined by SFAS No. 123(R) will be recognized as an addition to additional paid in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in additional paid in capital to which it can be offset.

      Compensation cost is required to be recognized in the beginning of the first interim or annual period that begins after June 15, 2005, or July 1, 2005 as to the Corporation. Management believes the effect of the Statement on operations will approximate the economic effects set forth in the pro-forma stock option disclosure set forth in Note A-11 above.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2004, 2003 and 2002

NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at December 31, 2004 and 2003 are as follows:

                                                                                  2004
                                                                             GROSS           GROSS      ESTIMATED
                                                          AMORTIZED     UNREALIZED      UNREALIZED           FAIR
                                                               COST          GAINS          LOSSES          VALUE
                                                                             (In thousands)
HELD TO MATURITY:
  Municipal bonds                                         $   1,124     $       53      $        -      $   1,177
  U.S. Government agency obligations                          2,999              -               2          2,997
                                                          ---------     ----------      ----------      ---------
       Total investment securities held to maturity           4,123             53               2          4,174

AVAILABLE FOR SALE:
  U.S. Government agency obligations                         18,007             12              98         17,921
  Municipal bonds                                               523             13               -            536
  Corporate equity securities                                   247            140               -            387
  Treasury                                                      999              -               4            995
                                                          ---------     ----------      ----------      ---------
       Total investment securities available for sale        19,776            165             102         19,839
                                                          ---------     ----------      ----------      ---------

       Total investment securities                        $  23,899     $      218      $      104      $  24,013
                                                          =========     ==========      ==========      =========

                                                                                   2003
                                                                             GROSS           GROSS      ESTIMATED
                                                          AMORTIZED     UNREALIZED      UNREALIZED           FAIR
                                                               COST          GAINS          LOSSES          VALUE
                                                                             (In thousands)
HELD TO MATURITY:
  Municipal bonds                                         $   1,130     $       74      $        -      $   1,204

AVAILABLE FOR SALE:
  U.S. Government agency obligations                         25,640            241               -         25,881
  Municipal bonds                                               625             26               -            651
  Corporate equity securities                                   330            146               -            476
                                                          ---------     ----------      ----------      ---------
       Total investment securities available for sale        26,595            413               -         27,008
                                                          ---------     ----------     -----------      ---------

       Total investment securities                        $  27,725     $      487      $        -      $  28,212
                                                          =========     ==========      ==========      =========

                          CAMCO FINANCIAL CORPORATION

                        December 31, 2004, 2003 and 2002

NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (continued)

The amortized cost and estimated fair value of investment securities at December 31, 2004 (including securities designated as available for sale) by contractual term to maturity are shown below.

                                                                                  ESTIMATED
                                                       AMORTIZED                       FAIR
                                                            COST                      VALUE
                                                               (In thousands)
Due in one year or less                                $   8,382                  $   8,392
Due after one year through five years                     14,927                     14,860
Due after five years                                         343                        374
                                                       ---------                  ---------
         Total investment securities                      23,652                     23,626

Corporate equity securities                                  247                        387
                                                       ---------                  ---------

         Total                                         $  23,899                  $  24,013
                                                       =========                  =========

Proceeds from sales of investment securities during the years ended December 31, 2004 and 2003, totaled $1.6 million and $3.8 million, respectively, resulting in gross realized gains of $48,000 and $99,000 in those respective years.

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at December 31, 2004 and 2003, are as follows:

                                                                        2004
                                                                  GROSS          GROSS     ESTIMATED
                                               AMORTIZED     UNREALIZED     UNREALIZED          FAIR
                                                    COST          GAINS         LOSSES         VALUE
                                                                   (In thousands)
HELD TO MATURITY:
  FNMA                                         $   1,985     $       32     $        6     $   2,011
  FHLMC                                            1,128              7              -         1,135
  GNMA                                               576             13              -           589
  Other                                              457              -              4           453
                                               ---------     ----------     ----------     ---------
         Total mortgage-backed securities
          held to maturity                         4,146             52             10         4,188

AVAILABLE FOR SALE:
  FNMA                                            42,625            114            386        42,353
  FHLMC                                           38,025             45            239        37,831
  GNMA                                               132              5              -           137
                                               ---------     ----------     ----------     ---------
         Total mortgage-backed securities
           available for sale                     80,782            164            625        80,321
                                               ---------     ----------     ----------     ---------

Total mortgage-backed securities               $  84,928     $      216     $      635     $  84,509
                                               =========     ==========     ==========     =========

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2004, 2003 and 2002

NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (continued)

                                                                           2003
                                                                   GROSS           GROSS      ESTIMATED
                                               AMORTIZED      UNREALIZED      UNREALIZED           FAIR
                                                    COST           GAINS          LOSSES          VALUE
                                                                      (In thousands)
HELD TO MATURITY:
  FNMA                                         $   3,865      $      103      $        9      $   3,959
  FHLMC                                            2,437              27              11          2,453
  GNMA                                               875              27               1            901
  Other                                              527               -               1            526
                                               ---------      ----------      ----------      ---------
      Total mortgage-backed securities
       held to maturity                            7,704             157              22          7,839

AVAILABLE FOR SALE:
  FNMA                                            29,853              68             276         29,645
  FHLMC                                           48,122             209             108         48,223
  GNMA                                                42               6               -             48
                                               ---------      ----------      ----------      ---------
      Total mortgage-backed securities
       available for sale                         78,017             283             384         77,916
                                               ---------      ----------      ----------      ---------

Total mortgage-backed securities               $  85,721      $      440      $      406      $  85,755
                                               =========      ==========      ==========      =========

The amortized cost of mortgage-backed securities, including those designated as available for sale at December 31, 2004, by contractual terms to maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties.

                                                    AMORTIZED COST
                                                    (In thousands)
Due within one year or less                         $           14
Due after one year through five years                       14,205
Due after five years through ten years                      48,780
Due after ten years                                         21,929
                                                    --------------
                                                    $       84,928
                                                    ==============

During the years ended December 31, 2004 and 2003, the Bank sold mortgage-backed securities totaling $13.0 million and $58.4 million, resulting in gross realized gains of $87,000 and $740,000.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2004, 2003 and 2002

NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES (continued)

      The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2004.

                                              LESS THAN 12 MONTHS               MORE THAN 12 MONTHS
                                             FAIR       UNREALIZED              FAIR        UNREALIZED
DESCRIPTION OF SECURITIES                   VALUE         LOSSES               VALUE          LOSSES
                                                                  (In thousands)
Mortgage-backed securities:
  Held to maturity                         $     77     $        -           $     685       $     10
  Available for sale                         41,298            419              16,691            206

U.S. Government agency:
  Held to maturity                            2,997              2                   -              -
  Available for sale                         11,902             98                   -              -
Treasury:
  Available for sale                            999              4                   -              -
                                           --------     ----------           ---------       --------
Total temporarily impaired securities      $ 57,273     $      523           $  17,376       $    216
                                           ========     ==========           =========       ========

Management has the intent and ability to hold these securities for the foreseeable future and the decline in the fair value is primarily due to an increase in market interest rates. The fair values are expected to recover as securities approach maturity dates.

NOTE C - LOANS RECEIVABLE

      Loans receivable at December 31 consist of the following:

                                                   2004               2003
                                                        (In thousands)
Conventional real estate loans:
  Existing residential properties                $ 492,387         $  551,634
  Multi-family                                      47,252             45,116
  Nonresidential real estate                       105,247             51,533
  Construction                                      75,055             44,189
  Developed building lots                           15,854              1,725
Commercial                                          16,592             17,747
Home equity lines of credit                        101,545             89,310
Consumer, education and other loans                 20,706             15,292
                                                 ---------         ----------
     Total                                         874,638            816,546

Increase (decrease) due to:
  Undisbursed portion of loans in process          (40,349)           (17,022)
  Unamortized yield adjustments                       (937)              (810)
  Capitalized mortgage servicing rights              6,953              6,552
  Allowance for loan losses                         (6,476)            (5,641)
                                                 ---------         ----------
     Loans receivable - net                      $ 833,829         $  799,625
                                                 =========         ==========

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2004, 2003 and 2002

NOTE C - LOANS RECEIVABLE (continued)

      As depicted above, the Corporation's lending efforts have historically focused on loans secured by existing residential properties, which comprise approximately $492.4 million, or 59%, of the total loan portfolio at December 31, 2004 and approximately $551.6 million, or 69%, of the total loan portfolio at December 31, 2003. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Corporation with adequate collateral coverage in the event of default. Nevertheless, the Corporation, as with any lending institution, is subject to the risk that residential real estate values could deteriorate in its primary lending areas within Ohio, West Virginia, and northern Kentucky, thereby impairing collateral values. However, management believes that residential real estate values in the Corporation's primary lending areas are presently stable.

      The Bank, in the ordinary course of business, has granted loans to certain of its directors, executive officers, and their related interests. Such loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans totaled approximately $1.4 million at both December 31, 2004 and 2003.

NOTE D - ALLOWANCE FOR LOAN LOSSES

      Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

                                        2004       2003       2002
                                               (In thousands)
Balance at beginning of year           $ 5,641   $  5,490   $   4,256
Provision for losses on loans            1,620      1,446       1,169
Charge-offs of loans                    (1,597)    (1,319)       (207)
Recoveries                                 189         24         272
Allowance resulting from acquisition
  of London Financial                      623          -           -
                                       -------   --------   ---------

Balance at end of year                 $ 6,476   $  5,641   $   5,490
                                       =======   ========   =========

      Nonaccrual and nonperforming loans totaled approximately $9.8 million, $13.6 million and $13.6 million at December 31, 2004, 2003 and 2002, respectively. Interest income that would have been recognized had such nonaccrual loans performed pursuant to contractual terms totaled approximately $573,000, $808,000 and $940,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2004, 2003 and 2002

NOTE E - OFFICE PREMISES AND EQUIPMENT

      Office premises and equipment at December 31 is summarized as follows:

                                                   2004        2003
                                                    (In thousands)
Land                                             $   2,120   $   2,169
Buildings and improvements                          12,155      13,146
Furniture, fixtures and equipment                    9,840      10,963
                                                 ---------   ---------
                                                    24,115      26,278
Less accumulated depreciation and amortization      12,468      12,898
                                                 ---------   ---------

                                                 $  11,647   $  13,380
                                                 =========   =========

NOTE F - DEPOSITS

      Deposit balances by type and weighted-average interest rate at December 31, 2004 and 2003, are summarized as follows:

                                                2004                 2003
                                           AMOUNT     RATE      AMOUNT     RATE
                                                   (Dollars in thousands)
Noninterest-bearing checking accounts     $  24,225       -%  $    22,638      -%
NOW accounts                                127,622    1.12        82,831   0.42
Money market demand accounts                 83,063    1.25       128,938   1.44
Passbook and statement savings accounts      70,959    0.25        74,274   0.25
                                          ---------   -----   -----------  -----
     Total withdrawable accounts            305,869    0.87       308,681   0.80
Certificates of deposit
  Original maturities of:
    Six months to one year                   19,115    1.76        18,966   1.08
    One to two years                         77,913    2.13        61,186   1.88
    Two to five years                       148,351    3.93       174,487   4.05
  Negotiated rate certificates               55,845    2.30        40,670   1.76
  Individual retirement accounts             60,685    3.75        67,284   3.47
                                          ---------   -----   -----------  -----
     Total certificate accounts             361,909    3.11       362,593   3.17
                                          ---------   -----   -----------  -----

     Total deposits                       $ 667,778    2.08%  $   671,274   2.08%
                                          =========   =====   ===========  =====

      At December 31, 2004 and 2003, the Corporation had certificate of deposit accounts with balances in excess of $100,000 totaling $99.8 million and $87.1 million, respectively.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2004, 2003 and 2002

NOTE F - DEPOSITS (continued)

      Interest expense on deposits is summarized as follows for the years ended December 31:

                                                  2004           2003            2002
                                                            (In thousands)
Certificate of deposit accounts                  $11,324        $13,120         $19,185
NOW accounts and money market demand accounts      2,392          2,545           3,015
Passbook and statement savings accounts              229            372             860
                                                 -------        -------         -------

                                                 $13,945        $16,037         $23,060
                                                 =======        =======         =======

      The contractual maturities of outstanding certificates of deposit are summarized as follows at December 31:

                                          2004             2003
YEAR ENDING DECEMBER 31:                      (In thousands)
          2004                          $       -         178,290
          2005                            193,395          85,268
          2006                             79,131          61,029
          2007                             45,228          22,487
          After 2007                       44,155          15,519
                                        ---------        --------

Total certificate of deposit accounts   $ 361,909        $362,593
                                        =========        ========

      At December 31, 2004 and 2003, certain savings deposits were collateralized by a pledge of investment securities and letters of credit with the Federal Home Loan Bank totaling $90.2 million and $72.4 million, respectively.

NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

      Advances from the Federal Home Loan Bank, collateralized at December 31, 2004, by a blanket agreement using 100% of the Bank's 1-4 family and multi-family mortgage portfolios and the Bank's investment in Federal Home Loan Bank stock, are summarized as follows:

                         MATURING YEAR
INTEREST RATE RANGE    ENDING DECEMBER 31,       2004                 2003
                                                   (Dollars in thousands)
0.96% - 8.20%                   2004           $      -             $ 29,408
1.44% - 7.60%                   2005             62,020                   47
1.94% - 6.40%                   2006             42,534                1,121
2.44% - 6.95%                   2007             43,674                1,565
2.90% - 6.05%                   2008             46,056               22,157
2.66% - 6.45%                   2009             38,308               27,930
2.66% - 7.17%             Thereafter             62,718              180,507
                                               --------             --------

                                               $295,310             $262,735
                                               ========             ========

Weighted-average interest rate                     3.63%                5.13%
                                               ========             ========

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2004, 2003 and 2002

NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK (continued)

      During December 2004 and 2003, the Corporation elected to prepay $144.1 and $25.4 million of advances bearing weighted-average interest rates of 6.25% and 5.14%, which resulted in the recognition of prepayment fees totaling $18.9 million and $1.3 million, respectively.

NOTE H - FEDERAL INCOME TAXES (CREDITS)

      A reconciliation of the rate of taxes (benefits) which are payable (refundable) at the federal statutory rate are summarized as follows:

                                                                         2004               2003            2002
                                                                                    (In thousands)
Federal income taxes (benefits) computed at the
  expected statutory rate                                               $(1,427)           $3,368          $5,082
Increase (decrease) in taxes resulting from:
  Nontaxable dividend and interest income                                   (28)              (41)            (33)
  Increase in cash surrender value of life insurance - net                 (240)             (268)           (274)
  Other                                                                      35                (8)             27
                                                                        -------            ------          ------
Federal income tax provision (credits) per consolidated
  financial statements                                                  $(1,660)           $3,051          $4,802
                                                                        =======            ======          ======

      The components of the Corporation's net deferred tax liability at December 31 is as follows:

TAXES (PAYABLE) REFUNDABLE ON TEMPORARY
DIFFERENCES AT STATUTORY RATE:                      2004                  2003
                                                          (In thousands)
Deferred tax liabilities:
  FHLB stock dividends                             $(3,626)             $(3,230)
  Mortgage servicing rights                         (2,364)              (2,228)
  Book versus tax depreciation                        (486)                (571)
  Original issue discount                             (569)                (471)
  Purchase price adjustments                          (381)                (242)
  Other liabilities, net                               (55)                  (7)
  Unrealized gains on securities designated as
    available for sale                                   -                 (106)
                                                   -------              -------
       Total deferred tax liabilities               (7,481)              (6,855)

Deferred tax assets:
  General loan loss allowance                        2,202                1,918
  Deferred income                                      391                  282
  Deferred compensation                                641                  510
  Deferred loan fees                                   199                  173
  Other assets                                          29                   32
  Unrealized losses on securities designated as
    available for sale                                 135                    -
                                                   -------              -------
       Total deferred tax assets                     3,597                2,915
                                                   -------              -------

       Net deferred tax liability                  $(3,884)             $(3,940)
                                                   =======              =======

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2004, 2003 and 2002

NOTE H - FEDERAL INCOME TAXES (CREDITS) (continued)

      For years prior to 1996, the Bank was allowed a special bad debt deduction generally limited to 8% of otherwise taxable income, subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than for bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The percentage of earnings bad debt deduction had accumulated to approximately $12.1 million as of December 31, 2004. The amount of the unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $4.1 million at December 31, 2004.

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

      At December 31, 2004, the Bank had outstanding commitments to originate and purchase fixed-rate loans of approximately $677,000 and adjustable-rate loans of approximately $33.7 million. Additionally, the Bank had unused lines of credit under home equity and other loans of $63.5 million at December 31, 2004, and stand by letters of credit of $455,000. Management believes that all loan commitments are able to be funded through cash flow from operations and existing liquidity. Fees received in connection with these commitments have not been recognized in earnings.

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

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2004, 2003 and 2002

NOTE I - COMMITMENTS (continued)

      The Corporation has entered into lease agreements for office premises and equipment under operating leases which expire at various dates through the year ended December 31, 2010. The following table summarizes minimum payments due under lease agreements by year:

YEAR ENDING
DECEMBER 31,                                   (In thousands)
2005                                               $166
2006                                                 99
2007                                                 99
2008                                                 82
2009 and thereafter                                 225
                                                   ----

                                                   $671
                                                   ====

      Rental expense under operating leases totaled approximately $259,000, $234,000 and $251,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE J - REGULATORY CAPITAL

      Camco and Advantage are subject to the regulatory capital requirements of the Federal Reserve Board (the "FRB") and Advantage is subject to the requirements of the Federal Deposit Insurance Corporation (the "FDIC"). Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      The FRB and FDIC have adopted risk-based capital ratio guidelines to which the Corporation is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighting categories, with higher levels of capital being required for the categories perceived as representing greater risk.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2004, 2003 and 2002

NOTE J - REGULATORY CAPITAL (continued)

      These guidelines divide the capital into two tiers. The first tier ("Tier I") includes common equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses, subject to certain limitations, less required deductions. Banks and financial holding companies are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier I capital. The regulatory agencies may, however, set higher capital requirements when particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

      During 2004, management was notified by the FDIC that Advantage was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" Camco and Advantage must maintain minimum capital ratios as set forth in the table that follows.

      As of December 31, 2004, management believes that the Corporation met all capital adequacy requirements to which it was subject.

CAMCO:                                                                 AS OF DECEMBER 31, 2004
                                                                                                        TO BE "WELL-
                                                                                                     CAPITALIZED" UNDER
                                                                          FOR CAPITAL                 PROMPT CORRECTIVE
                                                 ACTUAL                ADEQUACY PURPOSES              ACTION PROVISIONS
                                           -------------------     -------------------------     --------------------------
                                           AMOUNT       RATIO          AMOUNT        RATIO           AMOUNT        RATIO
                                                                     (Dollars in thousands)
Total capital
  (to risk-weighted assets)               $88,628       12.38%     > or = $57,292 > or = 8.0%    > or = $71,615 > or = 10.0%

Tier I capital
  (to risk-weighted assets)               $82,152       11.47%     > or = $28,646 > or = 4.0%    > or = $42,969 > or =  6.0%

Tier I leverage                           $82,152        7.54%     > or = $43,568 > or = 4.0%    > or = $54,460 > or =  5.0%

ADVANTAGE:                                                            AS OF DECEMBER 31, 2004
                                                                                                         TO BE "WELL-
                                                                                                      CAPITALIZED" UNDER
                                                                          FOR CAPITAL                 PROMPT CORRECTIVE
                                                 ACTUAL                ADEQUACY PURPOSES              ACTION PROVISIONS
                                           -----------------      --------------------------     ---------------------------
                                           AMOUNT      RATIO          AMOUNT        RATIO            AMOUNT         RATIO
                                                                     (Dollars in thousands)
Total capital
  (to risk-weighted assets)               $80,373      11.25%     > or = $57,177  > or = 8.0%    > or = $71,472  > or = 10.0%

Tier I capital
  (to risk-weighted assets)               $73,897      10.34%     > or = $28,589  > or = 4.0%    > or = $42,883  > or =  6.0%

Tier I leverage                           $73,897       6.86%     > or = $43,118  > or = 4.0%    > or = $53,897  > or =  5.0%

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2004, 2003 and 2002

NOTE J - REGULATORY CAPITAL (continued)

                                                                      AS OF DECEMBER 31, 2003
                                                                                                      TO BE "WELL-
                                                                                                   CAPITALIZED" UNDER
                                                                         FOR CAPITAL               PROMPT CORRECTIVE
                                                ACTUAL                ADEQUACY PURPOSES            ACTION PROVISIONS
                                           -----------------     -------------------------     ---------------------------
                                           AMOUNT      RATIO         AMOUNT         RATIO          AMOUNT         RATIO
                                                                    (Dollars in thousands)
Total capital
  (to risk-weighted assets)               $80,657      12.5%     > or = $51,539  > or = 8.0%    > or = $64,424  > or = 10.0%

Tier I capital
  (to risk-weighted assets)               $75,016      11.6%     > or = $25,769  > or = 4.0%    > or = $38,654  > or =  6.0%

Tier I leverage                           $75,016       7.4%     > or = $40,799  > or = 4.0%    > or = $50,999  > or =  5.0%

      The Corporation's management believes that, under the current regulatory capital regulations, Camco will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Corporation, such as increased interest rates or a downturn in the economy in the Bank's market areas, could adversely affect future earnings and, consequently, the ability to meet future minimum regulatory capital requirements.

NOTE K - BENEFIT PLANS

      The Corporation has a non-contributory retirement plan which provides benefits to certain key officers. The Corporation's future obligations under the plan have been provided for via the purchase of single premium key man life insurance of which the Corporation is the beneficiary. The Corporation recorded expense related to the plan totaling approximately $327,000, $291,000 and $296,000 during the years ended December 31, 2004,
      2003 and 2002, respectively.

      The Corporation also has a 401(k) Salary Savings Plan covering substantially all employees. Contributions by the employees are voluntary and are subject to matching contributions by the employer under a fixed percentage, which may be increased at the discretion of the Board of Directors. Total expense under this plan was $307,000, $297,000 and $328,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2004, 2003 and 2002

NOTE L - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL
         INFORMATION

      The following condensed financial statements summarize the financial position of the Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years ended December 31, 2004, 2003 and 2002:

                           CAMCO FINANCIAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                                  December 31,
                                 (In thousands)

                                                                                   2004           2003
ASSETS

Cash in Advantage                                                               $      223     $      306
Interest-bearing deposits in other financial institutions                            5,995         11,315
Investment securities designated as available for sale                                 387            476
Investment in Advantage                                                             80,973         78,734
Investment in Camco Title                                                              970            805
Office premises and equipment - net                                                  1,338          1,386
Cash surrender value of life insurance                                               1,187          1,148
Prepaid expenses and other assets                                                      165            105
Deferred federal income tax assets                                                     107              -
                                                                                ----------     ----------

       Total assets                                                             $   91,345     $   94,275
                                                                                ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and other accrued liabilities                                  $      404     $      358
Dividends payable                                                                    1,109          1,063
Accrued federal income taxes                                                           511            300
Deferred federal income taxes                                                            -             11
                                                                                ----------     ----------
       Total liabilities                                                             2,024          1,732
Stockholders' equity
  Common stock                                                                       8,760          8,429
  Additional paid-in capital                                                        58,935         55,132
  Retained earnings                                                                 38,234         45,121
  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                        (263)           206
  Treasury stock, at cost                                                          (16,345)       (16,345)
                                                                                ----------     ----------
       Total stockholders' equity                                                   89,321         92,543
                                                                                ----------     ----------

       Total liabilities and stockholders' equity                               $   91,345     $   94,275
                                                                                ==========     ==========

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2004, 2003 and 2002

NOTE L - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL
         INFORMATION (continued)

                           CAMCO FINANCIAL CORPORATION
                            STATEMENTS OF OPERATIONS
                             Year ended December 31,
                                 (In thousands)

                                                            2004          2003         2002
Income
 Dividends from Advantage                                $    3,500    $   7,504     $ 18,006
 Dividends from Camco Title                                       -          700          750
 Interest and other income                                      171          172          146
 Gain on sale of investments                                     45          -            -
 Distributions in excess of Advantage earnings
 or loss                                                     (5,595)        (709)      (7,643)
 (Excess distribution from) undistributed earnings
 of Camco Title                                                 165          (26)        (270)
                                                         ----------    ---------     --------
       Total income (loss)                                   (1,714)       7,641       10,989
General, administrative and other expense                     1,152        1,129        1,451
                                                         ----------    ---------     --------
Earnings (loss) before federal income tax credits            (2,866)       6,512        9,538
Federal income tax credits                                     (330)        (344)        (467)
                                                         ----------    ---------     --------

 Net earnings (loss)                                     $   (2,536)   $   6,856     $ 10,005
                                                         ==========    =========     ========

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2004, 2003 and 2002

NOTE L - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL
         INFORMATION (continued)

                           CAMCO FINANCIAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                             Year ended December 31,
                                 (In thousands)

                                                                        2004             2003             2002
Cash flows from operating activities:
  Net earnings (loss) for the year                                    $  (2,536)      $    6,856       $   10,005
  Adjustments to reconcile net earnings (loss) to net cash
  flows provided by (used in) operating activities:
    Distributions in excess of net earnings or loss of Advantage          5,595              709            7,643
    Excess distribution from (undistributed net earnings of)
      Camco Title                                                          (165)              26              270
    Gain on sale of office premises and equipment                             -               (1)               -
    Gain on sale of investments                                             (45)               -                -
    Depreciation and amortization                                            51               58              112
    Increase (decrease) in cash due to changes in:
      Prepaid expenses and other assets                                     (60)            (105)           1,946
      Accounts payable and other liabilities                                 46             (114)          (4,340)
      Accrued federal income taxes                                          211                4              (41)
      Deferred federal income taxes                                        (115)             (58)              25
      Tax benefits related to exercise of stock options                      84              210              197
                                                                      ---------       ----------       ----------
            Net cash provided by operating activities                     3,066            7,585           15,817

Cash flows from investing activities:
  Purchase of investment securities                                           -                -             (102)
  Proceeds from redemption of available for sale securities                 127                -               17
  Net increase in cash surrender value of life insurance                    (39)             (45)             (49)
  Purchase of office premises and equipment                                  (3)             (32)             (98)
  Proceeds from sale of office premises and equipment                         -               14              347
  (Increase) decrease in interest-bearing deposits in other
    financial institutions                                                5,320            3,666           (7,397)
  Purchase of London Financial - net                                     (4,717)               -                -
                                                                      ---------       ----------       ----------
            Net cash provided by (used in) investing activities             688            3,603           (7,282)

Cash flows from financing activities:
  Proceeds from exercise of stock options                                   468              977            1,886
  Dividends paid                                                         (4,305)          (4,215)          (4,045)
  Purchase of treasury shares                                                 -           (7,977)          (6,314)
                                                                      ---------       ----------       ----------
            Net cash used in financing activities                        (3,837)         (11,215)          (8,473)
                                                                      ---------       ----------       ----------

Net increase (decrease) in cash and cash equivalents                        (83)             (27)              62

Cash and cash equivalents at beginning of year                              306              333              271
                                                                      ---------       ----------       ----------

Cash and cash equivalents at end of year                              $     223       $      306       $      333
                                                                      =========       ==========       ==========

Ohio state statutes impose certain limitations on the payment of dividends and other capital distributions by banks. Generally, absent approval of the Superintendent of Banks, such statutes limit dividend and capital distributions to earnings of the current and two preceding years. As a result, Camco will need regulatory approval for dividend distributions in 2005. However, management is of the opinion that such approval will not be unreasonably withheld given the Bank's current well-capitalized classification.

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2004, 2003 and 2002

NOTE M - BUSINESS COMBINATION

      During 2004, the Corporation agreed to acquire London Financial utilizing the purchase method of accounting. London Financial was merged into Camco in August 2004 and its banking subsidiary, Citizens Bank of London, continued operations as a division of Advantage. Camco paid $4.7 million in cash and issued 277,820 of its common shares, which were valued at approximately $3.5 million, in connection with the acquisition.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                                  (In thousands)
Cash and cash equivalents                                            $  2,948
Mortgage-backed securities                                                350
Loans receivable                                                       49,050
Prepaid expenses and other assets                                       2,093
                                                                     --------
       Total assets                                                    54,441

Deposits                                                              (45,232)
Other liabilities                                                      (5,139)
                                                                     --------

       Net assets acquired                                           $  4,070
                                                                     ========

      Presented below are Camco's pro-forma condensed consolidated statements of earnings and earnings per share which have been prepared as if the acquisition had been consummated as of the beginning of each of the years ended December 31, 2004 and 2003.

                                                        2004         2003
                                                          (In thousands)
                                                            (Unaudited)
Total interest income                                 $ 54,810     $ 58,036
Total interest expense                                  28,135       32,329
                                                      --------     --------

Net interest income                                     26,675       25,707
Provision for losses on loans                            1,877        1,506
Other income                                            13,820       11,571
General, administrative and other expense               43,712       25,064
                                                      --------     --------

Earnings (loss) before income taxes (credits)           (5,094)      10,708
Federal income taxes (credits)                          (1,891)       3,292
                                                      --------     --------

Net earnings (loss)                                   $ (3,204)    $  7,416
                                                      ========     ========

Earnings (loss) per share:
  Basic                                               $  (0.42)    $   0.95
                                                      ========     ========

  Diluted                                                  N/A     $   0.95
                                                      ========     ========

                           CAMCO FINANCIAL CORPORATION

                        December 31, 2004, 2003 and 2002

NOTE N - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following table summarizes the Corporation's quarterly results for the years ended December 31, 2004 and 2003.

                                                                    THREE MONTHS ENDED
                                                  DECEMBER 31,    SEPTEMBER 30,     JUNE 30,    MARCH 31,
2004:                                                      (In thousands, except per share data)
Total interest income                              $   13,761       $  13,473      $  12,985    $  12,729
Total interest expense                                  7,078           7,067          6,709        6,658
                                                   ----------       ---------      ---------    ---------

Net interest income                                     6,683           6,406          6,276        6,071
Provision for losses on loans                             855             255            255          255
Other income                                            8,555           1,914          1,703        1,536
General, administrative and other expense              24,429           5,927          5,494        5,870
                                                   ----------       ---------      ---------    ---------

Earnings (loss) before income taxes (credits)         (10,046)          2,138          2,230        1,482
Federal income taxes (credits)                         (3,476)            670            698          448
                                                   ----------       ---------      ---------    ---------

Net earnings (loss)                                $   (6,570)      $   1,468      $   1,532    $   1,034
                                                   ==========       =========      =========    =========

Earnings (loss) per share:
  Basic                                            $    (0.89)      $    0.20      $    0.21    $    0.14
                                                   ==========       =========      =========    =========

  Diluted                                                 N/A       $    0.19      $    0.21    $    0.14
                                                   ==========       =========      =========    =========

                                                                     THREE MONTHS ENDED
                                                   DECEMBER 31,    SEPTEMBER 30,     JUNE 30,    MARCH 31,
2003:                                                        (In thousands, except per share data)
Total interest income                               $  12,922        $  13,342      $  13,918    $  14,693
Total interest expense                                  7,282            7,655          7,973        8,327
                                                    ---------        ---------      ---------    ---------

Net interest income                                     5,640            5,687          5,945        6,366
Provision for losses on loans                             516              255            255          420
Other income                                            2,185            2,423          3,348        3,455
General, administrative and other expense               6,506            5,551          5,860        5,779
                                                    ---------        ---------      ---------    ---------

Earnings before income taxes                              803            2,304          3,178        3,622
Federal income taxes                                      215              718            950        1,168
                                                    ---------        ---------      ---------    ---------

Net earnings                                        $     588        $   1,586      $   2,228    $   2,454
                                                    =========        =========      =========    =========

Earnings per share:

  Basic                                             $    0.09        $    0.21      $    0.30    $    0.32
                                                    =========        =========      =========    =========

  Diluted                                           $    0.09        $    0.21      $    0.29    $    0.32
                                                    =========        =========      =========    =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

ITEM  9A. CONTROLS AND PROCEDURES.

      (a) Camco's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco's disclosure controls and procedures are effective.

      (b) Changes in internal control over financial reporting. There were no changes in Camco's internal controls over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

      See Managements Report on Internal Control over Financial Reporting on page 37.

ITEM  9B. OTHER INFORMATION.

      Not applicable

                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information contained under the captions "Election of Directors," "Incumbent Directors," "Executive Officers," "Board Meetings, Committees and Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed by Camco on or about March 22, 2005 (the "Proxy Statement") is incorporated herein by reference.

      Camco has adopted a Code of Ethics that applies to all directors and employees. The Code of Ethics is available upon request.

ITEM  11. EXECUTIVE COMPENSATION.

      The information contained in the Proxy Statement under the caption, "Board Meetings, Committees and Compensation" and "Compensation of Executive Officers" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

      The following table shows, as of December 31, 2004, the number of common shares issuable upon the exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Plans, excluding shares issuable upon exercise of outstanding stock options.

                      EQUITY COMPENSATION PLAN INFORMATION

                                       (a)                       (b)                        (c)
                               --------------------      -------------------     -------------------------
                                                                                 NUMBER OF SECURITIES
                                                                                 REMAINING AVAILABLE FOR
                               NUMBER OF SECURITIES                               FUTURE ISSUANCE UNDER
                                 TO BE ISSUED UPON        WEIGHTED-AVERAGE       EQUITY COMPENSATION PLANS
                                    EXERCISE OF           EXERCISE PRICE OF       (EXCLUDING SECURITIES
      PLAN CATEGORY             OUTSTANDING OPTIONS      OUTSTANDING OPTIONS     REFLECTED IN COLUMN (a))
-------------------------      --------------------      -------------------     -------------------------
Equity compensation plans
approved by security
holders..................            218,324                  $ 12.91                     419,266

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

                                     PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

      (a)        Exhibits.

3(i)             Certificate of Incorporation
3(ii)            Bylaws
10(i)            Employment Agreement between Camco and Richard C. Baylor
10(ii)           Employment Agreement between Camco and Larry A. Caldwell
10(iii)          Form of 2002 Salary Continuation Agreement
10(iv)           Form of 1996 Salary Continuation Agreement
10(v)            Form of Executive Deferred Compensation Agreement
10(vi)           First Ashland Financial Corporation 1995 Stock Option and Incentive Plan
10(vii)          Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial
                         Corporation 1995 Stock Option and Incentive Plan
10(viii)         Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial
                         Corporation 1995 Stock Option and Incentive Plan
10(ix)           Camco Financial Corporation 2002 Equity Incentive Plan
10(x)            Incentive Stock Option Award Agreement Pursuant to the Camco Financial
                         Corporation 2002 Equity and Incentive Plan
10(xi)           Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial
                         Corporation 2002 Equity and Incentive Plan
10(xii)          Camco Financial Corporation 1995 Stock Option and Incentive Plan
10(xiii)         Westwood Homestead Financial Corporation 1997 Stock Option Plan
10(xiv)          Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead
                         Financial Corporation 1997 Stock Option Plan
10(xv)           Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead
                         Financial Corporation 1997 Stock Option Plan
21               Subsidiaries of Camco
23               Consent of Grant Thornton LLP regarding Camco's Consolidated Financial
                 Statements and Form S-8
31(i)            Certification of Chief Executive Officer
31(ii)           Certification of Chief Financial Officer
32(i)            Certification of Chief Executive Officer
32(ii)           Certification of Chief Financial Officer

      (b)   Reports on Form 8-K.

      Camco filed a Form 8-K on January 21, 2005, disclosing its earnings release for the quarter and year ended December 31, 2004.

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

By /s/ Larry A. Caldwell                          By /s/ Robert C. Dix, Jr.
   -------------------------                         ---------------------------
   Larry A. Caldwell                                Robert C. Dix, Jr.,
   Chairman and Director                            Director

Date: March 15, 2005                              Date: March 15, 2005

By /s/ Samuel W. Speck                            By /s/ Paul D. Leake
   -------------------------                         ---------------------------
   Samuel W. Speck,                                  Paul D. Leake,
   Director                                          Director

Date: March 15, 2005                              Date: March 15, 2005

By /s/ Jeffrey T. Tucker                          By /s/ Terry A. Feick
   -------------------------                         ---------------------------
   Jeffrey T. Tucker,                                Terry A. Feick,
   Director                                          Director

Date: March 15, 2005                              Date: March 15, 2005

By /s/ Carson K. Miller                           By /s/ Susan J. Insley
   -------------------------                         ---------------------------
   Carson K. Miller,                                 Susan J. Insley,
   Director                                          Director

Date: March 15, 2005                              Date: March 15, 2005

By /s/ Mark A. Severson
   -------------------------
   Mark A. Severson,
   Chief Financial Officer

Date: March 15, 2005

                                INDEX TO EXHIBITS

      ITEM                            DESCRIPTION
      ----                            -----------
   Exhibit 3(i)            Third Restated Certificate of                            Incorporated by reference to Camco's
                           Incorporation of Camco Financial                         Annual Report on Form 10-K for the
                           Corporation, as amended                                  fiscal year ended December 31, 1999,
                                                                                    Film no. 585779 ("1999 Form 10-K"),
                                                                                    Exhibit 3(i)

   Exhibit 3(ii)           1987 Amended and Restated                                Incorporated by reference to Camco's
                           By-Laws of Camco Financial                               Form 10-Q for the quarter ended
                           Corporation                                              September 30, 2003, Exhibit 3

   Exhibit 10(i)           Employment Agreement dated                               Incorporated by reference to Camco's
                           January 1, 2001, by and between                          Annual Report on Form 10-K for the
                           Camco Financial Corporation and                          fiscal year ended December 31, 2001,
                           Richard C. Baylor                                        Exhibit 10(i)

   Exhibit 10(ii)          Employment Agreement dated
                           November 9, 2001, as amended, by
                           and between Camco Financial
                           Corporation and Larry A. Caldwell

   Exhibit 10(iii)         Form of 2002 Salary Continuation                         Incorporated by reference to Camco's
                           Agreement, including individualized                      Annual Report on Form 10-K for the
                           Schedule A's for each participant                        fiscal year ended December 31, 2003
                                                                                    ("2003 Form 10-K"), Exhibit 10(iv)

   Exhibit 10(iv)          Form of 1996 Salary Continuation
                           Agreement, including Schedule A's
                           for D. Edward Rugg and Edward A.
                           Wright

   Exhibit 10(v)           Form of Executive Deferred                               Incorporated by reference to Camco's
                           Compensation Agreement                                   2003 Form 10-K, Exhibit 10(vi)

   Exhibit 10(vi)          First Ashland Financial Corporation                      Incorporated by reference to Camco's
                           1995 Stock Option and Incentive Plan                     Form S-8 filed on June 10, 2002, File
                                                                                    Number 333-90142, Exhibit 4.01

   Exhibit 10(vii)         Incentive Stock Option Award
                           Agreement Pursuant to the First
                           Ashland Financial Corporation
                           1995 Stock Option and Incentive
                           Plan

   Exhibit 10(viii)        Non-Qualified Stock Option Award
                           Agreement Pursuant to the First
                           Ashland Financial Corporation
                           1995 Stock Option and Incentive
                           Plan

   Exhibit 10(ix)          Camco Financial Corporation 2002                         Incorporated by reference to Camco's
                           Equity Incentive Plan                                    Form S-8 filed on June 10, 2002, File
                                                                                    Number 333-90152, Exhibit 4.01

   Exhibit 10(x)           Incentive Stock Option Award                             Incorporated by reference to Camco's
                           Agreement Pursuant to the Camco                          Form 8K filed on February 2, 2005,
                           Financial Corporation 2002 Equity                        film no. 05570393 ("2005 8-K"),
                           and Incentive Plan                                       Exhibit 10.5

   Exhibit 10(xi)          Non-Qualified Stock Option Award
                           Agreement Pursuant to the Camco
                           Financial Corporation 2002 Equity
                           and Incentive Plan

   Exhibit 10(xii)         Camco Financial Corporation 1995                         Incorporated by reference to Camco's
                           Stock Option and Incentive Plan                          Form S-8 filed on June 10, 2002, File
                                                                                    Number 333-90166, Exhibit 4.01

   Exhibit 10(xiii)        Westwood Homestead Financial                             Incorporated by reference to Camco's
                           Corporation 1997 Stock Option Plan                       Form S-8 filed on January 5, 2000,
                                                                                    File Number 333-94113, Exhibit 4.01

   Exhibit 10(xiv)         Incentive Stock Option Award                             Incorporated by reference to the 2005
                           Agreement Pursuant to the Westwood                       8K, Exhibit 10.4
                           Homestead Financial Corporation
                           1997 Stock Option Plan

   Exhibit 10(xv)          Non-Qualified Stock Option Award                         Incorporated by reference to the 2005
                           Agreement Pursuant to the Westwood                       8K, Exhibit 10.3
                           Homestead Financial Corporation
                           1997 Stock Option Plan

   Exhibit 21              Subsidiaries of Camco                                    Incorporated by reference to Camco's
                                                                                    2003 Form 10-K, Exhibit 21

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