Form 10-Q
period 2005-03-31
CAMCO FINANCIAL CORP
filed 2005-05-06
CIK 16614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes [X]    No [ ]

As of May 4, 2005, the latest practicable date, 7,678,747 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.

                           Camco Financial Corporation

                                      INDEX

                                                              Page
                                                              ----
PART I -   FINANCIAL INFORMATION

           Consolidated Statements of Financial Condition       3

           Consolidated Statements of Earnings                  4

           Consolidated Statements of Comprehensive Income      5

           Consolidated Statements of Cash Flows                6

           Notes to Consolidated Financial Statements           8

           Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                          14

           Quantitative and Qualitative Disclosures about
           Market Risk                                         19

           Controls and Procedures                             20

PART II -  OTHER INFORMATION                                   21

SIGNATURES                                                     22

                           CAMCO FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                     MARCH 31,    DECEMBER 31,
                                                                                       2005          2004
                                                                                    -----------   ------------
         ASSETS
Cash and due from banks                                                             $    24,551   $    25,849
Interest-bearing deposits in other financial institutions                                15,244        17,045
                                                                                    -----------   -----------
         Cash and cash equivalents                                                       39,795        42,894

Investment securities available for sale - at market                                     26,539        19,839
Investment securities held to maturity - at cost, approximate market value of $1,162 and $4,174 as of March 31, 2005 and December 31,
  2004, respectively                                                                      1,123         4,123
Mortgage-backed securities available for sale - at market                                77,538        80,321
Mortgage-backed securities held to maturity - at cost, approximate market value of $3,952 and $4,188 as of March 31, 2005 and December 31,
  2004, respectively                                                                      3,979         4,146
Loans held for sale - at lower of cost or market                                          4,616         2,837
Loans receivable - net                                                                  837,140       833,829
Office premises and equipment - net                                                      11,448        11,647
Real estate acquired through foreclosure                                                  2,087         2,280
Federal Home Loan Bank stock - at cost                                                   26,083        25,797
Accrued interest receivable                                                               4,416         4,503
Prepaid expenses and other assets                                                         1,369         1,530
Cash surrender value of life insurance                                                   20,227        20,042
Goodwill - net of accumulated amortization                                                6,683         6,736
Prepaid federal income taxes                                                              1,591         5,299
                                                                                    -----------   -----------

         Total assets                                                               $ 1,064,634   $ 1,065,823
                                                                                    ===========   ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                            $   674,853   $   667,778
Advances from the Federal Home Loan Bank                                                289,302       295,310
Advances by borrowers for taxes and insurance                                             2,024         3,030
Accounts payable and accrued liabilities                                                  4,402         5,391
Dividends payable                                                                         1,114         1,109
Deferred federal income taxes                                                             3,360         3,884
                                                                                    -----------   -----------
         Total liabilities                                                              975,055       976,502

Commitments                                                                                   -             -

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares; no shares outstanding            -             -
  Common stock - $1 par value; authorized 14,900,000 shares; 8,775,272 and
    8,759,676 shares issued at March 31, 2005 and December 31, 2004, respectively         8,775         8,760
  Additional paid-in capital                                                             59,078        58,935
  Retained earnings - substantially restricted                                           39,335        38,234
  Accumulated other comprehensive income (loss) - unrealized gains on securities
    designated as available for sale, net of related tax effects                         (1,264)         (263)
  Less 1,096,525 and 1,096,523 shares of treasury stock at March 31, 2005
    and December 31, 2004, respectively - at cost                                       (16,345)      (16,345)
                                                                                    -----------   -----------
         Total stockholders' equity                                                      89,579        89,321
                                                                                    -----------   -----------

         Total liabilities and stockholders' equity                                 $ 1,064,634   $ 1,065,823
                                                                                    ===========   ===========

                           CAMCO FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      For the three months ended March 31,
                      (In thousands, except per share data)

                                                                         2005       2004
                                                                       --------   --------
Interest income
  Loans                                                                $ 11,962   $ 11,415
  Mortgage-backed securities                                                751        607
  Investment securities                                                     185        182
  Interest-bearing deposits and other                                       607        525
                                                                       --------   --------
         Total interest income                                           13,505     12,729

Interest expense
  Deposits                                                                3,503      3,349
  Borrowings                                                              2,634      3,309
                                                                       --------   --------
         Total interest expense                                           6,137      6,658
                                                                       --------   --------

         Net interest income                                              7,368      6,071

Provision for losses on loans                                               240        255
                                                                       --------   --------

         Net interest income after provision for losses on loans          7,128      5,816

Other income
  Late charges, rent and other                                              745        640
  Loan servicing fees                                                       378        386
  Service charges and other fees on deposits                                334        272
  Gain on sale of loans                                                     170        276
  Increase (decrease) in valuation of mortgage servicing rights - net        51       (102)
  Gain (loss) on sale of real estate acquired through foreclosure             9        (13)
  Gain on sale of mortgage-backed securities and fixed assets                19         77
                                                                       --------   --------
         Total other income                                               1,706      1,536

General, administrative and other expense
  Employee compensation and benefits                                      3,446      3,480
  Deferred loan origination costs - SFAS No. 91                            (482)      (484)
  Occupancy and equipment                                                   797        874
  Data processing                                                           331        342
  Advertising                                                               229        254
  Franchise taxes                                                            79        214
  Other operating                                                         1,165      1,190
                                                                       --------   --------
         Total general, administrative and other expense                  5,565      5,870
                                                                       --------   --------

         Earnings before federal income taxes                             3,269      1,482

Federal income taxes
  Current                                                                 1,059        412
  Deferred                                                                   (8)        36
                                                                       --------   --------
         Total federal income taxes                                       1,051        448
                                                                       --------   --------

         NET EARNINGS                                                  $  2,218   $  1,034
                                                                       ========   ========

EARNINGS PER SHARE
         Basic                                                         $    .29   $    .14
                                                                       ========   ========

         Diluted                                                       $    .29   $    .14
                                                                       ========   ========

         Dividends declared per share                                  $   .145   $   .145
                                                                       ========   ========

                           CAMCO FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      For the three months ended March 31,
                                 (In thousands)

                                                                                  2005      2004
                                                                                 -------   -------
Net earnings                                                                     $ 2,218   $ 1,034

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities during the period, net of tax
    effects (benefits) of $(511) and $167 in 2005 and 2004, respectively            (992)      325

Reclassification adjustment for realized gains included in earnings net
of taxes of $4 and $26 in 2005 and 2004, respectively                                 (9)      (51)
                                                                                 -------   -------

Comprehensive income                                                             $ 1,217   $ 1,308
                                                                                 =======   =======

Accumulated comprehensive income                                                 $(1,264)  $   480
                                                                                 =======   =======

                           CAMCO FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                 (In thousands)

                                                                                       2005       2004
                                                                                     --------   --------
Cash flows from operating activities:
  Net earnings for the period                                                        $  2,218   $  1,034
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                         19        (43)
    Amortization of premiums and discounts on investment and
      mortgage-backed securities - net                                                    135        346
    Amortization of mortgage servicing rights - net                                       151        438
    Depreciation and amortization                                                         320        365
    Amortization of loan purchase accounting adjustments, net                             (22)       (22)
    Provision for losses on loans                                                         240        255
    Loss (gain) on sale of real estate acquired through foreclosure                        (9)        13
    Gain on sale of mortgage-backed securities                                            (13)       (77)
    Federal Home Loan Bank stock dividends                                               (286)      (244)
    Gain on sale of loans                                                                (170)      (276)
    Loans originated for sale in the secondary market                                 (16,150)   (29,927)
    Proceeds from sale of loans in the secondary market                                14,541     26,752
    Net increase in cash surrender value of life insurance                               (185)      (172)

    Tax benefits related to exercise of stock options                                      32          -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                          87        (83)
      Prepaid expenses and other assets                                                   214       (190)
      Accrued interest and other liabilities                                             (989)        97
      Federal income taxes
        Current                                                                         3,708        412
        Deferred                                                                           (8)        36
                                                                                     --------   --------
         Net cash provided by (used in) operating activities                            3,833     (1,286)

Cash flows provided by (used in) investing activities:
  Purchases of investment securities designated as available for sale                  (8,978)    (8,000)
  Proceeds from sale of investments designated as available for sale                       27          -
  Proceeds from maturities of investment securities                                     5,000      6,000
  Proceeds from sale of mortgage-backed securities designated as available for sale         -     12,571
  Principal repayments on mortgage-backed securities                                    4,911      6,095
  Purchases of mortgage-backed securities designated as available for sale             (3,349)   (32,371)
  Loan principal repayments                                                            67,526     53,803
  Additions to real estate acquired through foreclosre                                     (6)         -
  Loan disbursements                                                                  (71,156)   (62,388)
  Purchases of loans                                                                     (854)    (6,117)
  Additions to office premises and equipment                                             (121)      (169)
  Proceeds from sale of real estate acquired through foreclosure                          993        586
                                                                                     --------   --------
         Net cash used in investing activities                                         (6,007)   (29,990)
                                                                                     --------   --------
Net cash (used in) provided by operating and investing
           activities balance carried forward                                          (2,174)   (31,276)
                                                                                     --------   --------

                           CAMCO FINANCIAL CORPORATION

                      For the three months ended March 31,
                                 (In thousands)

                                                                               2005       2004
                                                                             ---------  ---------
         Net cash (used in) provided by operating and investing
           activities (balance brought forward)                              $ (2,174)  $(31,276)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                           7,075     (2,228)
  Proceeds from Federal Home Loan Bank advances                                     -     25,650
  Repayment of Federal Home Loan Bank advances                                 (6,008)    (5,106)
  Dividends paid on common stock                                               (1,112)    (1,064)
  Proceeds from exercise of stock options                                         126        210
  Decrease in advances by borrowers for taxes and insurance                    (1,006)    (1,136)
                                                                             --------   --------
         Net cash provided by (used in) financing activities                     (925)    16,326
                                                                             --------   --------

Increase (decrease) in cash and cash equivalents                               (3,099)   (14,950)

Cash and cash equivalents at beginning of period                               42,894     53,711
                                                                             --------   --------

Cash and cash equivalents at end of period                                   $ 39,795   $ 38,761
                                                                             ========   ========

Supplemental disclosure of cash flow information: Cash paid
  during the period for: Interest on deposits and borrowings                 $  6,190   $  6,787
                                                                             ========   ========

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                     $   (992)  $    325
                                                                             ========   ========

  Transfers from mortgage loans to real estate acquired through foreclosure  $  1,200   $  1,907
                                                                             ========   ========

  Dividends declared but unpaid                                              $  1,114   $  1,067
                                                                             ========   ========

                           CAMCO FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three-month periods ended March 31, 2005 and 2004

1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation ("Camco" or the "Corporation") included in Camco's Annual Report on Form 10-K for the year ended December 31, 2004. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three month period ended March 31, 2005, are not necessarily indicative of the results which may be expected for the entire year.

2.    Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Camco and its two wholly-owned subsidiaries: Advantage Bank ("Advantage" or the "Bank") and Camco Title Agency, Inc.

3.    Critical Accounting Policies

      "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this quarterly report, are based upon Camco's consolidated financial statements, which are prepared in accordance with US GAAP. The preparation of these financial statements requires Camco to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under US GAAP.

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

                           CAMCO FINANCIAL CORPORATION

            For the three-month periods ended March 31, 2005 and 2004

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

      During the year end audit, Camco's previous auditors identified a lack of comprehensive procedural documentation concerning the asset classification of specific loans in accordance with FAS No. 114. Management has taken corrective actions, which it has discussed with the Audit Committee and the current auditors, and, as of the date of this report, management has tested Camco's internal control over financial reporting relating to the FAS No. 114 deficiency and believes that the deficiency that was considered to be a material weakness as of December 31, 2004 has been corrected. See Item 4 "Controls and Procedures" for a discussion of the corrective actions taken.

      MORTGAGE SERVICING RIGHTS

      To determine the fair value of its mortgage servicing rights ("MSRs") each reporting quarter, the Corporation transmits information to a third party provider, representing individual loan information in each pooling period accompanied by escrow amounts. The third party then evaluates the possible impairment of MSRs as described below.

      Servicing assets are recognized as separate assets when loans are sold with servicing retained. A pooling methodology in which loans with similar characteristics are "pooled" together is applied for valuation purposes. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, interest earned on float, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. The interest rate for float, which is supplied by management, takes into consideration the investment portfolio average yield as well as current short duration investment yields. Management believes this methodology provides a reasonable estimate. Mortgage loan prepayment speeds are calculated by the third party provider utilizing the Economic Outlook as published by the Office of Chief Economist of Freddie Mac in estimating prepayment speeds and provides a specific scenario with each evaluation. Based on the assumptions discussed, pre-tax projections are prepared for each pool of loans serviced. These earning figures approximate the cash flow that could be received from the servicing portfolio. Valuation results are presented quarterly to management.

                           CAMCO FINANCIAL CORPORATION

            For the three-month periods ended March 31, 2005 and 2004

3.    Critical Accounting Policies (continued)

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

      After each testing period, the third party compiles a summary of the test that is then provided to the Audit Committee and management for review.

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

                           CAMCO FINANCIAL CORPORATION

            For the three-month periods ended March 31, 2005 and 2004

4.    Earnings Per Share

      Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plans. The computations are as follows:

                                     FOR THE THREE MONTHS
                                       ENDED MARCH 31,
                                     --------------------
                                       2005       2004
                                     ---------  ---------
Weighted-average common shares
  outstanding (basic)                7,677,795  7,345,340
Dilutive effect of assumed exercise
  of stock options                      33,638     62,276
                                     ---------  ---------
Weighted-average common shares
  outstanding (diluted)              7,711,433  7,414,616
                                     =========  =========

      Anti-dillutive options to purchase 167,879 and 17,705 shares of common stock with respective weighted-average exercise prices of $16.46 and $17.17 were outstanding at March 31, 2005 and 2004, respectively, but were excluded from the computation of common share equivalents for those respective periods because the exercise prices were greater than the average market price of the common shares.

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

                           CAMCO FINANCIAL CORPORATION

            For the three-month periods ended March 31, 2005 and 2004

5.    Stock Option Plans (continued)

      The Corporation utilizes APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share for the three-month periods ended March 31, 2005 and 2004, would have been reported as the pro forma amounts indicated below:

                                                     2005                      2004
                                                  -----------              -----------
                                                  (In thousands, except per share data)
NET EARNINGS                         As reported  $     2,218              $     1,034
            Stock-based compensation, net of tax          (21)                      (7)
                                                  -----------              -----------

                                       Pro-forma  $     2,197              $     1,027
                                                  ===========              ===========

EARNINGS PER SHARE

  BASIC                              As reported  $       .29              $       .14
            Stock-based compensation, net of tax            -                        -
                                                  -----------              -----------

                                       Pro-forma  $       .29              $       .14
                                                  ===========              ===========

  DILUTED                            As reported  $       .29              $       .14
            Stock-based compensation, net of tax         (.01)                       -
                                                  -----------              -----------
                                       Pro-forma  $       .28              $       .14
                                                  ===========              ===========

      The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during 2005 and 2004: dividend yield of 3.80% and 3.40%, respectively; expected volatility of 18.76% and 21.44% respectively; a risk-free interest rate of 4.22% and 4.11% respectively, and an expected life of ten years for all grants.

                           CAMCO FINANCIAL CORPORATION

            For the three-month periods ended March 31, 2005 and 2004

5.    Stock Option Plans (continued)

      A summary of the status of the Corporation's stock option plans as of March 31, 2005 and December 31, 2004, and changes during the periods ending on those dates is presented below:

                                   THREE MONTHS ENDED        YEAR ENDED
                                        MARCH 31,           DECEMBER 31,
                                          2005                 2004
                                        WEIGHTED-            WEIGHTED-
                                         AVERAGE              AVERAGE
                                   -------------------  -------------------
                                   EXERCISE             EXERCISE
                                    SHARES     PRICE     SHARES     PRICE
                                   --------   --------  --------   --------
Outstanding at beginning of year    218,324   $  12.91   257,072   $  12.11
Granted                              87,240      16.51    17,705      17.17
Exercised                           (15,595)      8.11   (52,911)      8.83
Forfeited                              (150)     17.17    (3,542)     15.03
                                   --------             --------   --------

Outstanding at end of year          289,819   $  11.08   218,324   $  12.91
                                   ========   ========  ========   ========

Options exercisable at year-end     200,483   $  13.27   175,542   $  12.05
                                   ========   ========  ========   ========
Weighted-average fair value of
  options granted during the year             $   2.89             $   3.59
                                              ========             ========

      The following information applies to options outstanding at March 31, 2005:

Number outstanding                                 31,911
Range of exercise prices                     $  7.40-8.94

Number outstanding                                 38,575
Range of exercise prices                     $ 9.75-11.36

Number outstanding                                 51,454
Range of exercise prices                     $12.50-14.65

Number outstanding                                167,879
Range of exercise prices                     $16.13-17.17

Weighted-average exercise price              $      11.08
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

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            For the three-month periods ended March 31, 2005 and 2004

Discussion of Financial Condition Changes from December 31, 2004 to March 31,
2005

At March 31, 2005, Camco's consolidated assets totaled $1.1 billion, a decrease of $1.2 million, or .1%, from the December 31, 2004 total. The decrease in total assets was comprised primarily of decreases in prepaid federal income taxes, mortgage-backed securities available for sale, cash and cash equivalents and investments held to maturity which were partially offset by an increase in investments available for sale, loans receivable and loans held for sale.

Cash and interest-bearing deposits in other financial institutions totaled $39.8 million at March 31, 2005, a decrease of $3.1 million, or 7.2%, from December 31, 2004 levels. Investment securities totaled $27.7 million at March 31, 2005, an increase of $3.7 million, or 15.4%, from the total at December 31, 2004. Investment securities purchases of $9.0 million were comprised primarily of intermediate-term callable U.S. Government agency obligations with an average yield of 3.87%, which were partially offset by $5.0 million of investment maturities.

Mortgage-backed securities totaled $81.5 million at March 31, 2005, a decrease of $3.0 million, or 3.5%, from December 31, 2004. Mortgage-backed securities purchases totaled $3.3 million, while principal repayments totaled $4.9 million coupled with a decrease in market value of $1.3 million for the three-month period ended March 31, 2005. Purchases of mortgage-backed securities during the period were comprised primarily of short duration mortgage-backed securities yielding 4.17%, all of which were classified as available for sale.

Loans receivable, including loans held for sale, totaled $841.8 million at March 31, 2005, an increase of $5.1 million, or .6%, from December 31, 2004. The increase resulted primarily from loan disbursements and purchases totaling $88.2 million, which were partially offset by principal repayments of $67.5 million and loan sales of $14.4 million. The volume of loans originated and purchased during the first three months of 2005 decreased compared to the 2004 period by $10.3 million, or 10.4%, while the volume of loan sales decreased by $12.1 million or 45.7% year to year. As interest rates have moved off their historical lows, loans originated and purchased moved away from fixed rate lending to adjustable rate lending. Camco has typically held adjustable-rate mortgage loans in its portfolio as part of its strategy to maintain an asset-sensitive interest-rate risk position; however as of March 31, 2005 we are slightly liability sensitive. Loan originations during the three-month period ended March 31, 2005, were comprised primarily of $38.4 million of loans secured by one- to four-family residential real estate, $30.8 million in loans secured by commercial real estate and $19.0 million in consumer and other loans. Management will continue to expand its consumer and commercial real estate lending in future periods as a means of increasing the yield on its loan portfolio.

The allowance for loan losses totaled $6.6 million and $6.5 million at March 31, 2005 and December 31, 2004, respectively, representing 61.8% and 66.1% of nonperforming loans, respectively, at those dates. Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $10.7 million and $9.8 million at March 31, 2005 and December 31, 2004, respectively, constituting 1.28% and 1.17% of total net loans, including loans held for sale, at those dates. At March 31, 2005, nonperforming loans were comprised of $6.3 million in one- to four-family residential real estate loans, $1.9 million in commercial and multi-family real estate loans and $2.3 million of consumer and non-residential loans. Management believes all nonperforming loans are adequately collateralized and no loss is expected over and above allocated reserves on such loans. Loans delinquent greater than 30 days but less than 90 days totaled $4.0 million at March 31, 2005, compared to $12.3 million at December 31, 2004, a decrease of $8.3 million, or 67.3%. The decrease was primarily due to commercial loans of approximately $6.0 million being paid current in the first quarter of 2005. Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances at March 31, 2005, there can be no assurance that increased provisions will not be necessary in future periods, which could adversely affect Camco's results of operations.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three-month periods ended March 31, 2005 and 2004

Discussion of Financial Condition Changes from December 31, 2004 to March 31, 2005 (continued)

Deposits totaled $674.9 million at March 31, 2005, an increase of $7.1 million, or 1.1%, from the total at December 31, 2004. The increase in deposits was primarily due to a $15.6 million increase of certificates of deposit resulting from competitive pricing, which was partially offset by the decrease of $5.2 million in interest bearing checking and $3.1 million of money market and savings accounts primarily due to the movement to higher yielding certificates of deposit. FHLB advances totaled $289.3 million at March 31, 2005, a decrease of $6.0 million, or 2.0%, from the total at December 31, 2004. The decrease in advances was primarily due to the paydown of repurchase based advances of $3.0 million, a $2.0 million fixed rate advance maturing in March 2005 and continued amoritization.

Stockholders' equity totaled $89.6 million at March 31, 2005, an increase of $258,000, or .3%, from December 31, 2004. The increase resulted primarily from net earnings of $2.2 million, proceeds from the exercise of stock options of $158,000 which were partially offset by dividends of $1.1 million and a decrease in the unrealized gains on available for sale securities of $1.0 million.

Camco and the Bank are required to maintain minimum regulatory capital pursuant to federal regulations. During the first quarter of 2005, management was notified by its primary regulators that Advantage was categorized as well-capitalized under the regulatory framework. At March 31, 2005, the regulatory capital of Camco and the Bank exceeded all regulatory capital requirements.

      The following tables present certain information regarding compliance by Advantage with applicable regulatory capital requirements at March 31, 2005:

     Camco:                                     As of March 31, 2005
                                                                             TO BE "WELL-
                                                                          CAPITALIZED" UNDER
                                                     FOR CAPITAL           PROMPT CORRECTIVE
                                  ACTUAL           ADEQUACY PURPOSES      ACTION PROVISIONS
                             ---------------  --------------------------  ------------------
                             AMOUNT   RATIO       AMOUNT       RATIO       AMOUNT      RATIO
                             ------   -----   -------------- -----------  -------      -----
                                              (Dollars in thousands)
Total capital
  (to risk-weighted assets)  $90,096  12.54%  > or = $57,468 > or = 8.0%    N/A         N/A

Tier I capital
  (to risk-weighted assets)  $83,460  11.62%  > or = $28,734 > or = 4.0%    N/A         N/A

Tier I leverage              $83,460   7.89%  > or = $42,308 > or = 4.0%    N/A         N/A

     Advantage:                                     At March 31, 2005
                                                                                  To be "well-
                                                                              capitalized" under
                                                      For capital              prompt corrective
                                  Actual           adequacy purposes          action provisions
                             ---------------  --------------------------  ---------------------------
                              Amount  Ratio       Amount        Ratio         Amount        Ratio
                             -------  -----   -------------- -----------  -------------- ------------
                                              (Dollars in thousands)
Total capital
  (to risk-weighted assets)  $80,942  11.29%  > or = $57,353 > or = 8.0%  > or = $71,691 > or = 10.0%

Tier I capital
  (to risk-weighted assets)  $74,306  10.36%  > or = $28,677 > or = 4.0%  > or = $43,015 > or =  6.0%

Tier I leverage              $74,306   7.09%  > or = $41,912 > or = 4.0%  > or = $52,390 > or =  5.0%

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three-month periods ended March 31, 2005 and 2004

Discussion of Financial Condition Changes from December 31, 2004 to March 31, 2005 (continued)

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

Comparison of Results of Operations for the Three Months Ended March 31, 2005 and 2004

General

Camco's net earnings for the three months ended March 31, 2005 totaled $2.2 million, an increase of $1.2 million, or 114.5%, from the $1.0 million of net earnings reported in the comparable 2004 period. The increase in earnings was primarily attributable to a $1.3 million, or 21.4% increase in net interest income and a decrease of $305,000, or 5.2% in general, administrative and other expenses, which were partially offset by an increase in federal income tax expense of $603,000.

Net Interest Income

Total net interest income amounted to $7.4 million for the three months ended March 31, 2005, an increase of $1.3 million, or 21.4%, compared to the three-month period ended March 31, 2004, generally reflecting the effects of an increase in yield on total interest-earning assets of 21 basis points, from 5.15% in the 2004 period to 5.36% in 2005, and a $18.6 million, or 1.9%, increase in the average balance of interest-earning assets outstanding year to year.

Interest income on loans totaled $12.0 million for the three months ended March 31, 2005, an increase of $547,000, or 4.8% from the comparable 2004 period. The increase resulted primarily from an increase of average balance outstanding of $28.4 million or 3.5% in the 2005 quarter coupled with a 7 basis point increase in the average yield to 5.69% from 5.62% in 2004. Interest income on mortgage-backed securities totaled $751,000 for the three months ended March 31, 2005, a $144,000, or 23.7% increase from the 2004 quarter. The increase was due primarily to a 78 basis point increase in the average yield, to 3.65% for the 2005 period, offset partially by a $2.3 million, or 2.7%, decrease in the average balance outstanding in the 2005 period. Interest income on investment securities increased by $3,000, or 1.7%, due primarily to a 40 basis point increase in the average yield, to 3.04% in the 2005 period offset partially by a $3.2 million or 11.8% decrease in the average balance outstanding in the 2005 period. Interest income on other interest-earning assets increased by $82,000, or 15.6%, due primarily to a 78 basis point increase in the average yield, to 4.04% in 2005 partially offset by a decrease of $4.3 million, or 6.7%, in the average balance outstanding in the 2005 period.

Interest expense on deposits totaled $3.5 million for the three months ended March 31, 2005, an increase of $154,000, or 4.6%, compared to the same quarter in 2004, due primarily to a 10 basis point increase in the average cost of deposits to 2.18% in the current quarter, offset partially by a $1.9 million, or ..3%, decrease in average deposits outstanding. Interest expense on borrowings totaled $2.6 million for the three months ended March 31, 2005, a decrease of $675,000, or 20.4%, from the same 2004 three-month period. The decrease resulted primarily from a 142 basis point decrease in the average cost of borrowings to 3.59%, and a $29.4 million, or 11.1%, decrease in the average

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three-month periods ended March 31, 2005 and 2004

Comparison of Results of Operations for the Three Months Ended March 31, 2005 and 2004 (continued)

balance outstanding year to year. Increases in the level of average yields on interest-earning assets and average costs of interest-bearing liabilities (deposits) were due primarily to the overall increase in interest rates in the economy offset partially by a December restructuring of $144.1 million of FHLB borrowings which carried an average fixed rate of 6.25%. The borrowings were replaced with various fixed-rate advances having a weighted average rate of approximately 3.7% as of December 31, 2004. The restructuring transaction positioned itself well in our balance sheet as a result of our recent and continuing efforts to manage towards shorter duration assets generated from commercial and consumer loans.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.3 million, or 21.4%, to a total of $7.4 million for the three months ended March 31, 2005. The interest rate spread increased to approximately 2.74% at March 31, 2005, from 2.22% at March 31, 2004, while the net interest margin increased to approximately 2.93% for the three months ended March 31, 2005, compared to 2.46% for the 2004 period.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $240,000 for the three months ended March 31, 2005, a decrease of $15,000, or 5.9%, from the comparable period in 2004. Management believes all classified loans are adequately collateralized, however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future.

Other Income

Other income totaled $1.7 million for the three months ended March 31, 2005, an increase of $170,000, or 11.1%, from the comparable 2004 period. The increase in other income was primarily attributable to a $153,000 increase in the valuation of mortgage servicing rights, a $106,000 increase in late charges, rent and other. Which was offset partially by a decrease of $106,000 in gain on sale of loans. The increase in mortgage servicing rights was attributable to slowed amortization related to the reduction of loan prepayments in the servicing portfolio in 2005. The increase in late charges, rent and other was due to prepayment penalty fees, late charge income, offset partially by a decrease in title premium at Camco Title Agency, Inc. The decrease in gain on sale of loans was due primarily to a decrease in the volume of loans sold of $12.1 million or 45.7%, from the volume of loans sold in the 2004 period.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three-month periods ended March 31, 2005 and 2004

Comparison of Results of Operations for the Three Months Ended March 31, 2005 and 2004 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $5.6 million for the three months ended March 31, 2005, a decrease of $305,000, or 5.2%, from the comparable period in 2004. The decrease in general, administrative and other expense was due primarily to a decrease of $135,000, or 63.1%, in franchise taxes and a $77,000, or 8.8%, decrease in occupancy and equipment. The decrease in franchise tax was primarily due to acquiring London Financial Corporation in August of 2004 and changing charters to a state chartered commercial bank. This is a one time savings which will only occur in 2005. The decrease in occupancy and equipment was due primarily to the sale of the Kentucky division, consisting of two branches, in December of 2004 and a decrease in depreciation expense.

Federal Income Taxes

The provision for federal income taxes totaled $1.1 million for the three months ended March 31, 2005, an increase of $603,000, or 134.6%, compared to the three months ended March 31, 2004. This increase was primarily attributable to a $1.8 million, or 120.6%, increase in pre-tax earnings. The Corporation's effective tax rates amounted to 32.2% and 30.2% for the three-month periods ended March 31, 2005 and 2004, respectively. Due to the FHLB restructuring of advances in 2004, a net loss was recorded. The tax credit relating to the loss will be utilized toward 2005 estimated payments.

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

The primary sources of funds include deposits, borrowings and principal and interest repayments on loans. The deposit base includes local and state deposits. State of Ohio deposits equated to $30.0 million at March 31, 2005 and December 31, 2004. Other funding sources include Federal Home Loan Bank advances of which approximately $85.8 million additional borrowing capacity was available as of March 31, 2005.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three-month periods ended March 31, 2005 and 2004

Comparison of Results of Operations for the Three Months Ended March 31, 2005 and 2004 (continued)

The following table sets forth information regarding the Bank's obligations and commitments to make future payments under contract as of March 31, 2005.

                                                            PAYMENTS DUE BY PERIOD
                                                ------------------------------------------------
                                                  LESS                         MORE
                                                  THAN       1-3      3-5      THAN
                                                 1 YEAR     YEARS     YEARS   5 YEARS    TOTAL
                                                --------  --------  --------- --------  --------
                                                                 (In thousands)
Contractual obligations:
  Operating lease obligations                   $    148  $    208  $     96  $    188  $    640
  Advances from the Federal Home Loan Bank (1)    32,046    76,711    86,004    57,574   252,302
  Certificates of deposit                        203,420   127,866    44,687     1,508   377,481

Amount of commitments expiring per period
  Commitments to originate loans:
    Overdraft lines of credit                        739         -         -         -       739
    Home equity lines of credit                   65,081         -         -         -    65,081
    Commercial lines of credit                     4,107         -         -         -     4,107
    One- to four-family and multi-family loans     3,453         -         -         -     3,453
    Commercial                                     2,646         -         -         -     2,646
    Non-residential real estate and land loans       434         -         -         -       434
                                                --------  --------  --------  --------  --------

         Total contractual obligations          $312,041  $204,785  $130,787  $ 59,270  $706,883
                                                ========  ========  ========  ========  ========

(1) Fully secured asset borrowings totaling $37.0 million are not included.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Corporation's market risk since the Corporation's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

                           CAMCO FINANCIAL CORPORATION

                             CONTROLS AND PROCEDURES

            For the three-month periods ended March 31, 2005 and 2004

ITEM 4: Controls and Procedures

      Camco's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco's disclosure controls and procedures are effective.

      In the first quarter of 2005, Management communicated to appropriate Company employees detailed written procedures that clearly document in detail the Company's process for identifying and evaluating non-homogeneous loans under FAS No. 114. The procedures clearly require that once a loan meets review criteria and is determined to have a probable loss, such loan will be deemed impaired and the impairment will be valued using either the fair value of collateral, present value of future cash flows or an observable market price. The Company will assure that adequate evidence and documentation exists to support the decision. These procedures were augmented to assure that adequate evidence exists to support all decisions made regarding classification of individual reviewed loans. The Company has tested the actions outlined above and believes it has corrected the deficiency in internal control that was considered to be a material weakness at December 31, 2004.

      There were no changes in Camco's internal control over financial reporting that could have materially affected, or are reasonably likely to materially affect, Camco's internal control over financial reporting.

                           Camco Financial Corporation

                                     PART II

ITEM 1.     Legal Proceedings

            Not applicable.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

            None.

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

            :

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2005                           By: /s/ Richard C. Baylor
                                                --------------------------------
                                                Richard C. Baylor
                                                Chief Executive Officer

Date: May 4, 2005                           By: /s/ Mark A. Severson
                                                --------------------------------
                                                Mark A. Severson
                                                Chief Financial Officer