Form 10-Q
period 2005-06-30
CAMCO FINANCIAL CORP
filed 2005-08-05
CIK 16614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 0-25196

                           CAMCO FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                           51-0110823
--------------------------------      --------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

                 6901 Glenn Highway, Cambridge, Ohio 43725-9757
               --------------------------------------------------
               (Address of principal executive office) (Zip code)

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

Yes [X] No [ ]

As of August 3, 2005, the latest practicable date, 7,639,782 shares of the registrant's common stock, $1.00 par value, were issued and outstanding.

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

                           CAMCO FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                        JUNE 30,    DECEMBER 31,
                                                                                            2005           2004
            ASSETS

Cash and due from banks                                                              $    22,979    $    25,849
Interest-bearing deposits in other financial institution                                  13,799         17,045
                                                                                     -----------    -----------
            Cash and cash equivalents                                                     36,778         42,894

Investment securities available for sale - at market                                      35,786         19,839
Investment securities held to maturity - at cost, approximate market value of $1,167 and $4,174 as of June 30, 2005 and December 31,
  2004, respectively                                                                       1,122          4,123
Mortgage-backed securities available for sale - at market                                 72,882         80,321
Mortgage-backed securities held to maturity - at cost, approximate market value of $3,707 and $4,188 as of June 30, 2005 and December 31,
  2004, respectively                                                                       3,728          4,146
Loans held for sale - at lower of cost or market                                           3,441          2,837
Loans receivable - net                                                                   841,191        833,829
Office premises and equipment - net                                                       11,500         11,647
Real estate acquired through foreclosure                                                   2,238          2,280
Federal Home Loan Bank stock - at cost                                                    26,400         25,797
Accrued interest receivable                                                                4,710          4,503
Prepaid expenses and other assets                                                          1,765          1,530
Cash surrender value of life insurance                                                    20,416         20,042
Goodwill - net of accumulated amortization                                                 6,683          6,736
Prepaid federal income taxes                                                                 717          5,299
                                                                                     -----------    -----------

            Total assets                                                             $ 1,069,357    $ 1,065,823
                                                                                     ===========    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                             $   669,283    $   667,778
Advances from the Federal Home Loan Bank                                                 298,295        295,310
Advances by borrowers for taxes and insurance                                              1,182          3,030
Accounts payable and accrued liabilities                                                   5,069          5,391
Dividends payable                                                                          1,108          1,109
Deferred federal income taxes                                                              3,764          3,884
                                                                                     -----------    -----------
            Total liabilities                                                            978,701        976,502

Stockholders' equity
  Preferred stock - $1 par value; authorized 100,000 shares; no shares outstanding             -              -
  Common stock - $1 par value; authorized 14,900,000 shares; 8,785,272 and
    8,759,676 shares issued at June 30, 2005 and December 31, 2004, respectively           8,785          8,760
  Additional paid-in capital                                                              59,163         58,935
  Retained earnings - substantially restricted                                            40,267         38,234
  Accumulated other comprehensive income (loss) - unrealized gains (losses) on
    securities designated as available for sale, net of related tax effects                 (591)          (263)
  Less 1,141,525 and 1,096,523 shares of treasury stock at June 30, 2005
    and December 31, 2004, respectively - at cost                                        (16,968)       (16,345)
                                                                                     -----------    -----------
            Total stockholders' equity                                                    90,656         89,321
                                                                                     -----------    -----------

            Total liabilities and stockholders' equity                               $ 1,069,357    $ 1,065,823
                                                                                     ===========    ===========

                           CAMCO FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                      SIX MONTHS ENDED       THREE MONTHS ENDED
                                                                          JUNE 30,                JUNE 30,
                                                                        2005        2004        2005        2004
Interest income

  Loans                                                             $ 24,273    $ 22,884    $ 12,311    $ 11,469
  Mortgage-backed securities                                           1,493       1,398         742         791
  Investment securities                                                  442         385         257         203
  Interest-bearing deposits and other                                  1,258       1,047         651         522
                                                                    --------    --------    --------    --------
            Total interest income                                     27,466      25,714      13,961      12,985

Interest expense
  Deposits                                                             7,289       6,652       3,786       3,303
  Borrowings                                                           5,280       6,715       2,646       3,406
                                                                    --------    --------    --------    --------
            Total interest expense                                    12,569      13,367       6,432       6,709
                                                                    --------    --------    --------    --------

            Net interest income                                       14,897      12,347       7,529       6,276

Provision for losses on loans                                            600         510         360         255
                                                                    --------    --------    --------    --------

            Net interest income after provision for
              losses on loans                                         14,297      11,837       7,169       6,021

Other income
  Late charges, rent and other                                         1,460       1,240         715         600
  Loan servicing fees                                                    749         765         371         379
  Service charges and other fees on deposits                             720         599         386         327
  Mortgage servicing rights - net                                          9         (73)        (42)         29
  Gain on sale of loans                                                  349         490         179         214
  Gain (loss) on sale of real estate acquired through foreclosure         34         118          25         131
  Gain on sale of fixed assets                                             6           3           -           3
  Gain on investment securities transactions                              13          97           -          20
                                                                    --------    --------    --------    --------
            Total other income                                         3,340       3,239       1,634       1,703

General, administrative and other expense
  Employee compensation and benefits                                   6,873       6,854       3,427       3,374
  Deferred compensation and benefits (FAS 91)                         (1,098)     (1,186)       (616)       (702)
  Occupancy and equipment                                              1,560       1,702         763         828
  Data processing                                                        678         667         347         325
  Advertising                                                            532         435         303         181
  Franchise taxes                                                        146         507          67         294
  Other operating                                                      2,685       2,385       1,519       1,194
                                                                    --------    --------    --------    --------

            Total general, administrative and other expense           11,376      11,364       5,810       5,494
                                                                    --------    --------    --------    --------

            Earnings before federal income taxes                       6,261       3,712       2,993       2,230

Federal income taxes
  Current                                                              2,053       1,085         994         674
  Deferred                                                               (49)         60         (41)         24
                                                                    --------    --------    --------    --------
            Total federal income taxes                                 2,004       1,145         953         698
                                                                    --------    --------    --------    --------

            NET EARNINGS                                            $  4,258    $  2,567    $  2,040    $  1,532
                                                                    ========    ========    ========    ========

            EARNINGS PER SHARE
              Basic                                                 $    .56    $    .35    $    .27    $    .21
                                                                    ========    ========    ========    ========

              Diluted                                               $    .55    $    .35    $    .26    $    .21
                                                                    ========    ========    ========    ========

                           CAMCO FINANCIAL CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (In thousands)

                                                                           SIX MONTHS ENDED     THREE MONTHS ENDED
                                                                               JUNE 30,              JUNE 30,
                                                                             2005       2004       2005      2004
Net earnings                                                              $ 4,258    $ 2,567    $ 2,040   $ 1,532

Other comprehensive income (loss), net of related tax effects:
  Unrealized holding gains(losses) during the period, net of tax benefits of $(165), $(758), $347 and $(925) for the respective
    periods                                                                  (319)    (1,471)       673    (1,796)

  Reclassification adjustment for realized gains included in earnings, net of taxes of $4 and $33 for the respective six month periods and
    $0 and $7 for each of the three month periods ended June 30, 2005
    and 2004, respectively                                                     (9)       (64)         -       (13)
                                                                          -------    -------    -------   -------

Comprehensive income (loss)                                               $ 3,930    $ 1,032    $ 2,713   $  (277)
                                                                          =======    =======    =======   =======

                           CAMCO FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                 (In thousands)

                                                                                           2005         2004
Cash flows from operating activities:
  Net earnings for the period                                                         $   4,258    $   2,567
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Amortization of deferred loan origination fees                                           31          (58)
    Amortization of premiums and discounts on investment and mortgage-backed
      securities - net                                                                      254          624
    Amortization of mortgage servicing rights - net                                         456          823
    Amortization of purchase accounting adjustments - net                                   (44)         (44)
    Depreciation and amortization                                                           621          725
    Provision for losses on loans                                                           600          510
    Federal Home Loan Bank stock dividends                                                 (603)        (490)
    (Gain) loss on sale of real estate acquired through foreclosure                         (34)        (118)
    Gain on sale of office premises and equipment                                            (6)          (3)
    Gain on investment securities transactions                                              (13)         (97)
    Gain on sale of loans                                                                  (349)        (490)
    Loans originated for sale in the secondary market                                   (33,825)     (57,063)
    Proceeds from sale of loans in the secondary market                                  33,570       58,205
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                          (207)         (73)
      Prepaid expenses and other assets                                                    (182)        (541)
      Accrued interest and other liabilities                                               (271)         140
      Federal income taxes:
        Current                                                                           4,582          872
        Deferred                                                                             49          (60)
                                                                                      ---------    ---------
            Net cash provided by operating activities                                     8,887        5,429

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities and interest-bearing deposits         8,000       11,500
  Proceeds from sale of mortgage-backed securities designated as available for sale                   12,748
  Proceeds from sale of investment securities designated as available for sale               27        1,561
  Purchase of investment securities designated as available for sale                    (21,088)     (13,997)
  Purchase of mortgage-backed securities designated as held to maturity                                    -
  Purchase of mortgage-backed securities designated as available for sale                (3,348)     (43,301)
  Principal repayments on mortgage-backed securities                                     10,582       17,698
  Loan principal repayments                                                             147,045      116,386
  Loan disbursements                                                                   (152,313)    (137,954)
  Purchase of loans                                                                      (4,730)     (16,943)
  Additions to office premises and equipment                                               (475)        (430)
  Additions to real estate acquired through foreclosure                                     (23)         (17)
  Proceeds from sale of real estate acquired through foreclosure                          1,693        2,897
  Proceeds from sale of office premises and equipment                                         7            3
  Net increase in cash surrender value of life insurance                                   (374)        (346)
                                                                                      ---------    ---------
            Net cash used in investing activities                                       (14,997)     (50,195)
                                                                                      ---------    ---------

            Net cash provided by (used in) operating and investing activities
              (balance carried forward)                                                  (6,110)     (44,766)
                                                                                      ---------    ---------

                           CAMCO FINANCIAL CORPORATION

                        For the six months ended June 30,
                                 (In thousands)

                                                                                    2005        2004
            Net cash provided by (used in) operating and investing activities
              (balance brought forward)                                         $ (6,110)   $(44,766)

Cash flows provided by (used in) financing activities:

  Net decrease in deposits                                                         1,505       6,293
  Proceeds from Federal Home Loan Bank advances                                   10,000      33,150
  Repayment of Federal Home Loan Bank advances                                    (7,015)     (6,173)
  Dividends paid on common stock                                                  (2,225)     (2,136)
  Purchase of treasury stock                                                        (623)        -
  Proceeds from exercise of stock options                                            200         284
  Decrease in advances by borrowers for taxes and insurance                       (1,848)     (2,171)
                                                                                --------    --------
            Net cash provided by (used in) financing activities                       (6)     29,247
                                                                                --------    --------

Net decrease in cash and cash equivalents                                         (6,116)    (15,519)

Cash and cash equivalents at beginning of period                                  42,894      53,711
                                                                                --------    --------

Cash and cash equivalents at end of period                                      $ 36,778    $ 38,192
                                                                                ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                         $ 14,389    $ 13,484
                                                                                ========    ========

    Income taxes                                                                $      -    $    290
                                                                                ========    ========

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available for sale,
    net of related tax benefits                                                 $   (319)   $ (1,535)
                                                                                ========    ========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                $    466    $    750
                                                                                ========    ========

  Transfers from loans to real estate acquired through foreclosure              $  2,390    $  3,734
                                                                                ========    ========

  Issuance of loans upon sale of real estate acquired through foreclosure       $    796    $    690
                                                                                ========    ========

  Dividends declared but unpaid                                                 $  1,108    $  1,067
                                                                                ========    ========

                           CAMCO FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the six- and three-month periods ended June 30, 2005 and 2004

1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation ("Camco" or the "Corporation") included in Camco's Annual Report on Form 10-K for the year ended December 31, 2004. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six- and three-month periods ended June 30, 2005, are not necessarily indicative of the results which may be expected for the entire year.

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

                           CAMCO FINANCIAL CORPORATION

        For the six- and three-month periods ended June 30, 2005 and 2004

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

                           CAMCO FINANCIAL CORPORATION

        For the six- and three-month periods ended June 30, 2005 and 2004

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

        For the six- and three-month periods ended June 30, 2005 and 2004

4.    Earnings Per Share

      Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plans. The computations are as follows:

                                     FOR THE SIX MONTHS ENDED   FOR THE THREE MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                          2005            2004       2005             2004
Weighted-average common shares
  outstanding (basic)                7,668,909       7,351,487  7,660,120        7,357,635
Dilutive effect of assumed exercise
  of stock options                      23,719          55,269     21,066           46,294
                                     ---------       ---------  ---------       ----------
Weighted-average common shares
  outstanding (diluted)              7,692,628       7,406,756  7,681,186        7,403,929
                                     =========       =========  =========       ==========

      Anti-dilutive options to purchase 167,879 and 80,789 shares of common stock with respective weighted-average exercise prices of $16.46 and $16.40 were outstanding at June 30, 2005 and 2004, respectively, but were excluded from the computation of common share equivalents for each of the six month periods then ended, because the exercise prices were greater than the average market price of the common shares.

      Anti-dilutive options to purchase 211,650 and 80,789 shares of common stock with respective weighted-average exercise prices of $16.08 and $16.40 were outstanding at June 30, 2005 and 2004, respectively, but were excluded from the computation of common share equivalents for each of the three month periods then ended, because the exercise prices were greater than the average market price of the common shares.

5.    Stock Option Plans

      Under the 2002 Stock OptionPlan, 400,000 shares were reserved for issuance. Additionally, in connection with the acquisition of First Savings, the stock options of First Savings were converted into options to purchase 174,421 shares of the Corporation's stock at an exercise price of $7.38 per share, which expire in 2005. In connection with the 2000 acquisition of Westwood Homestead Financial Corporation, the stock options of Westwood Homestead were converted into options to purchase 311,794 shares of the Corporation's stock at a weighted-average exercise price of $11.89 per share, which expire in 2008.

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

        For the six- and three-month periods ended June 30, 2005 and 2004

5.    Stock Option Plans (continued)

      The Corporation utilizes APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share for the three-month periods ended June 30, 2005 and 2004, would have been reported as the pro forma amounts indicated below:

                                                        Six months ended    Three months ended
                                                            June 30,             June 30,
                                                       2005         2004     2005          2004
Net earnings (In thousands)             As reported  $4,258     $  2,567   $2,040      $  1,532
               Stock-based compensation, net of tax     (42)         (14)     (21)           (7)
                                                     ------     --------   ------      --------

                                          Pro-forma  $4,216     $  2,553   $2,019      $  1,525
                                                     ======     ========   ======      ========

Earnings per share
  Basic                                 As reported  $  .56     $    .35   $  .27      $    .21
               Stock-based compensation, net of tax    (.01)           -     (.01)            -
                                                     ------     --------   ------      --------
                                          Pro-forma  $  .55     $    .35   $  .26      $    .21
                                                     ======     ========   ======      ========

  Diluted                               As reported  $  .55     $    .35   $  .26      $    .21
               Stock-based compensation, net of tax       -         (.01)       -             -
                                                     ------     --------   ------      --------

                                          Pro-forma  $  .55     $    .34   $  .26      $    .21
                                                     ======     ========   ======      ========

      The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during 2005 and 2004: dividend yield of 3.80%, and 3.40% respectively; expected volatility of 18.76% and 21.44% respectively; a risk-free interest rate of 4.22% and 4.11% respectively, and an expected life of ten years for all grants.

                           CAMCO FINANCIAL CORPORATION

        For the six- and three-month periods ended June 30, 2005 and 2004

5.    Stock Option Plans (continued)

      A summary of the status of the Corporation's stock option plans as of June 30, 2005 and December 31, 2004, and changes during the periods ending on those dates is presented below:

                                   SIX MONTHS ENDED         YEAR ENDED
                                       JUNE 30,             DECEMBER 31,
                                         2005                 2004
                                            WEIGHTED-              WEIGHTED-
                                             AVERAGE                AVERAGE
                                            EXERCISE               EXERCISE
                                   SHARES     PRICE     SHARES       PRICE
Outstanding at beginning of year   218,324  $   12.91    257,072   $   12.11
Granted                             87,240      16.51     17,705       17.17
Exercised                          (25,595)      7.83    (52,911)       8.83
Forfeited                           (1,553)     14.89     (3,542)      15.03
                                   -------  ---------    -------   ---------

Outstanding at end of year         278,416  $   14.49    218,324   $   12.91
                                   =======  =========    =======   =========

Options exercisable at year-end    189,080  $   13.57    175,542   $   12.05
                                   =======  =========    =======   =========
Weighted-average fair value of
  options granted during the year           $    2.89              $    3.59
                                            =========              =========

      The following information applies to options outstanding at June 30, 2005:

Number outstanding                                   21,911
Range of exercise prices                     $  7.40 - 8.94

Number outstanding                                   38,575
Range of exercise prices                     $ 9.75 - 11.36

Number outstanding                                   50,051
Range of exercise prices                     $12.50 - 14.65

Number outstanding                                  167,879
Range of exercise prices                     $16.13 - 17.17

Weighted-average exercise price              $        14.49
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

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the six- and three-month periods ended June 30, 2005 and 2004

Discussion of Financial Condition Changes from December 31, 2004 to June 30,
2005

At June 30, 2005, Camco's consolidated assets totaled $1.1 billion, an increase of $3.5 million, or .3%, from the December 31, 2004 total. The increase in total assets was comprised primarily of increases in investments available for sale and loans receivable, as excess cash was redeployed into higher interest earning assets.

Cash and interest-bearing deposits in other financial institutions totaled $36.8 million at June 30, 2005, a decrease of $6.1 million, or 14.3%, from December 31, 2004 levels. Investment securities totaled $36.9 million at June 30, 2005, an increase of $12.9, or 54.0%, from the total at December 31, 2004. Investment securities purchases totaled $21.1 million, while maturities totaled $8.0 million and sales totaled $13,000. Purchases were comprised primarily of intermediate-term callable U.S. Government agency obligations with an average yield of 3.96%. Investments available for sale have been purchased during the first six months in order to take advantage of shorter duration assets in a rising interest rate environment.

Mortgage-backed securities totaled $76.6 million at June 30, 2005, a decrease of $7.9 million, or 9.3%, from December 31, 2004. Mortgage-backed securities purchases totaled $3.3 million, while principal repayments totaled $10.6 million during the six-month period ended June 30, 2005. Purchases of mortgage-backed securities during the period were comprised primarily of short duration mortgage-backed securities yielding 4.17%, all of which were classified as available for sale.

Loans receivable, including loans held for sale, totaled $844.6 million at June 30, 2005, an increase of $8.0 million, or 1.0%, from December 31, 2004. The increase resulted primarily from loan disbursements and purchases totaling $190.9 million, which were partially offset by principal repayments of $147.0 million and loan sales of $33.2 million. The volume of loans originated and purchased during the first six months of 2005 decreased compared to the 2004 period by $21.1 million, or 10.0%, and the volume of loan sales also decreased by $24.5 million, or 42.4%, period to period. The decrease in total loans originated and purchased is primarily attributable to a decrease in loans originated for sale in the secondary market. As long term rates have risen, production levels have dropped on fixed rate loans with an increase in the production of adjustable rate loans for portfolio. Camco has typically held adjustable-rate mortgage loans in its portfolio as an integral part of its strategy to build interest rate sensitive assets for interest rate risk purposes. Loan originations during the six-month period ended June 30, 2005, were comprised primarily of $80.0 million of loans secured by one- to four-family residential real estate, $46.6 million in consumer and other loans and $64.3 million in loans secured by commercial real estate. Management will continue to expand its consumer and commercial real estate lending in future periods as a means of increasing the yield on its loan portfolio.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the six- and three-month periods ended June 30, 2005 and 2004

Discussion of Financial Condition Changes from December 31, 2004 to June 30, 2005 (continued)

The allowance for loan losses totaled $6.5 million at June 30, 2005 and December 31, 2004, representing 69.7% and 66.1% of nonperforming loans, respectively, at those dates. Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $9.4 million and $9.8 million at June 30, 2005 and December 31, 2004, respectively, constituting 1.11% and 1.17% of total net loans, including loans held for sale, at those dates. At June 30, 2005, nonperforming loans were comprised of $5.0 million in one- to four-family residential real estate loans, $2.6 million of consumer and non-residential loans and $1.8 million in commercial and multi-family real estate loans. Management believes all nonperforming loans are adequately collateralized and no loss is expected over and above allocated reserves on such loans. Loans delinquent greater than 30 days but less than 90 days totaled $5.8 million at June 30, 2005, compared to $12.3 million at December 31, 2004, a decrease of $6.5 million, or 52.8%. The decrease was primarily due to loans being paid current in the six month period ending June 30, 2005. Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances at June 30, 2005, there can be no assurance that increased provisions will not be necessary in future periods, which could adversely affect Camco's results of operations.

Deposits totaled $669.3 million at June 30, 2005, an increase of $1.5 million, or .2%, from the total at December 31, 2004. The increase in deposits was due to a $19.1 million increase of certificates of deposit and $3.0 million in non interest bearing checking accounts, partially offset by a $12.5 million decrease in interest bearing checking accounts, $5.4 million decrease in money market accounts and $2.8 million decrease in passbook and statement savings. The increase in certificates of deposit is a result of the Bank actively pursuing the extension of deposit maturities in a rising rate environment, while the decrease in interest bearing checking accounts, money market accounts and savings was due to highly competitive pricing in the Bank's market area.

Stockholders' equity totaled $90.7 million at June 30, 2005, an increase of $1.3, or 1.5%, from December 31, 2004. The increase resulted primarily from net earnings of $4.3 million and proceeds from the exercise of stock options of $253,000, offset partially by dividends of $2.2 million, the purchase of $623,000 in treasury shares and a increase in the unrealized losses on securities of $328,000.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2005 and 2004

Discussion of Financial Condition Changes from December 31, 2004 to June 30, 2005 (continued)

Camco and the Bank are required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2005, the regulatory capital of Camco and the Bank exceeded all regulatory capital requirements.

      The following tables present certain information regarding compliance by Advantage with applicable regulatory capital requirements at June 30, 2005:

Camco: At June 30, 2005

                                                                                To be "well-
                                                                             capitalized" under
                                                       For capital            prompt corrective
                                  Actual            adequacy purposes        action provisions
                             ----------------   --------------------------   ------------------
                              Amount   Ratio        Amount         Ratio      Amount    Ratio
                             -------  -------   --------------  ----------   -------   --------
                                                (Dollars in thousands)
Total capital
  (to risk-weighted assets)  $90,408     12.5%  > or = $58,051  > or = 8.0%      N/A        N/A

Tier I capital
  (to risk-weighted assets)  $83,868     11.6%  > or = $29,026  > or = 4.0%      N/A        N/A

Tier I leverage              $83,868      7.9%  > or = $42,378  > or = 4.0%      N/A        N/A

Advantage: At June 30, 2005

                                                                                    To be "well-
                                                                                 capitalized" under
                                                       For capital                prompt corrective
                                  Actual            adequacy purposes             action provisions
                             ----------------   --------------------------   ---------------------------
                              Amount   Ratio      Amount          Ratio          Amount         Ratio
                             -------  -------   --------------  ----------   --------------  -----------
                                                (Dollars in thousands)
Total capital
  (to risk-weighted assets)  $81,005     11.2%  > or = $57,928  > or = 8.0%  > or = $72,410  > or = 10.0%

Tier I capital
  (to risk-weighted assets)  $74,465     10.3%  > or = $28,964  > or = 4.0%  > or = $43,446  > or =  6.0%

Tier I leverage              $74,465      7.1%  > or = $41,967  > or = 4.0%  > or = $52,459  > or =  5.0%

      Federal law prohibits a financial institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized.

Comparison of Results of Operations for the Six Months Ended June 30, 2005 and 2004

General

Camco's net earnings for the six months ended June 30, 2005 totaled $4.3 million, an increase of $1.7 million, or 65.9%, from the $2.6 million of net earnings reported in the comparable 2004 period. The increase in earnings was primarily attributable to a $2.6 million or 20.7% increase in net interest income, which was partially offset by an increase in the provision for loan losses of $90,000 or 17.6%, a $858,000 or 74.9% increase in the provision of federal income tax and a $301,000 or 12.9% increase in other operating costs.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2005 and 2004

Comparison of Results of Operations for the Six Months Ended June 30, 2005 and 2004 (continued)

Net Interest Income

Total interest income amounted to $27.5 million for the six months ended June 30, 2005, an increase of $1.8 million, or 6.8%, compared to the six-month period ended June 30, 2004, generally reflecting the effects of an increase in yield on total interest-earning assets of 30 basis points, from 5.14% in the 2004 period to 5.44% in 2005, and a $8.8 million or .9%, increase in the average balance of interest-earning assets outstanding year to year.

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

                                                               FOR SIX MONTHS ENDED JUNE 30,

                                                           2005                             2004
                                             AVERAGE     INTEREST  AVERAGE     AVERAGE    INTEREST   AVERAGE
                                            OUTSTANDING   EARNED/  YIELD/    OUTSTANDING   EARNED/    YIELD/
                                              BALANCE      PAID     RATE       BALANCE      PAID      RATE
                                                                                (Dollars in thousands)
Interest-earning assets:
  Loans receivable (1)                      $   842,347  $ 24,273     5.76%  $   850,536  $ 22,884     5.58%
  Mortgage-backed securities (2)                 80,439     1,493     3.71        90,241     1,398     3.10
  Investment securities (2)                      27,529       442     3.21        28,228       385     2.73
  Interest-bearing deposits and other
    interest-earning assets                      59,437     1,258     4.23        31,903     1,047     3.38
                                            -----------  --------            -----------  --------

     Total interest-earning assets          $ 1,009,752    27,466     5.44   $ 1,000,908    25,714     5.14
                                            ===========                      ===========

Interest-bearing liabilities:
  Deposits                                  $   644,082     7,289     2.26   $   647,686     6,652     2.05
  FHLB advances                                 291,590     5,280     3.62       272,416     6,715     4.93
                                            -----------                      -----------

     Total interest-bearing liabilities     $   935,672    12,569     2.69   $   920,102    13,367     2.91
                                            ===========  --------     ----   ===========  --------

Net interest income/Interest rate spread                 $ 14,897     2.75%               $ 12,347     2.23%
                                                         ========     ====                ========    =====

NET INTEREST MARGIN (3)                                               2.95%                            2.47%
                                                                      ====                            =====

Average interest-earning assets to average
  interest-bearing liabilities                                       107.9%                           108.8%
                                                                     =====                            =====

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

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2005 and 2004

Comparison of Results of Operations for the Six Months Ended June 30, 2005 and 2004 (continued)

Interest income on loans totaled $24.3 million for the six months ended June 30, 2005, an increase of $1.4 million or 6.1% from the comparable 2004 period. The increase resulted primarily from an 18 basis point increase in the average yield to 5.76% from 5.58% in 2004, coupled with the increase of average balance outstanding of $21.8 million or 2.7% in the 2004 period. Interest income on mortgage-backed securities totaled $1.5 million for the six months ended June 30, 2005, a $95,000 or 6.8% increase from the 2004 period. The increase was due primarily to a 61 basis point increase in the average yield, to 3.71% for the 2005 period, offset partially by a $9.8 million or 10.9%, decrease in the average balance outstanding in the 2005 period. Interest income on investment securities increased by $57,000 or 14.8%, due primarily to a a 48 basis point increase in the average yield, to 3.21% in the 2005 period offset partially by a decrease of $699,000 or 2.5% in the average balance outstanding. Interest income on other interest-earning assets increased by $211,000 or 20.2%, due primarily to a 85 basis point increase in the average yield, to 4.23% compared to 3.38% for the six months ended June 30, 2004 which was partially offset by a $2.5 million or 4.0%, decrease in the average balance outstanding.

Interest expense on deposits totaled $7.3 million for the six months ended June 30, 2005, an increase of $637,000 or 9.6%, compared to the same period in 2004, due primarily to a 21 basis point increase in the average cost of deposits to 2.26% in the current period offset partially by a $3.6 million or .6%, decrease in average deposits outstanding. Interest expense on borrowings totaled $5.3 million for the six months ended June 30, 2005, a decrease of $1.4 million or 21.4%, from the same 2004 six-month period. The decrease resulted primarily from a 131 basis point decrease in the average cost of borrowings to 3.62%, offset partially by a $19.2 million or 7.0%, increase in the average balance outstanding year to year. The large decrease in the average cost of borrowings was the result of the December 2004 restructuring of $144.1 million of FHLB borrowings which carried an average fixed rate of 6.25%. The borrowings were replaced with various fixed-rate advances having a weighted average rate of approximately 3.7%. The restructuring transaction positioned itself well in the balance sheet as a result of recent and continuing efforts to manage towards shorter duration assets generated from commercial and consumer loans.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.6 million or 20.7%, to a total of $14.9 million for the six months ended June 30, 2005. The interest rate spread increased to approximately 2.75% at June 30, 2005 from 2.23% at June 30, 2004, while the net interest margin increased to approximately 2.95% for the six months ended June 30, 2005 compared to 2.47% for the 2004 period.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $600,000 for the six months ended June 30, 2005. Management believes all classified loans are adequately collateralized or reserved. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2005 and 2004

Comparison of Results of Operations for the Six Months Ended June 30, 2005 and 2004 (continued)

Other Income

Other income totaled $3.3 million for the six months ended June 30, 2005, an increase of $101,000, or 3.1%, from the comparable 2004 period. The increase in other income was primarily attributable to a $220,000 increase in late charges, rent and other and a $121,000 increase in service charges and other fees on deposits, and a $82,000 or 112.3% increase in the value of mortgage servicing rights, which were partially offset by a decrease of $141,000 in gain on sale of loans and a decrease of $84,000 in gain on sale of real estate acquired through foreclosure.

The increase in late charges, rent and other was primarily attributable to prepayment fees, late charge income, and loan fees. The increase in service charges and other fees was attributable to income related to a new extended overdraft product. The increase in mortgage servicing rights was due to the slow down of repayment speeds and the increased value of new production. The decrease in gain on sale of loans was due to the slowdown in production sold into the secondary market in the first half of 2005 versus the first half of 2004. During the first half of 2005, $33.8 million was sold in the secondary market versus $57.1 million in the first half of 2004. The decrease in gain on sale of real estate was due to 24 properties sold in 2005 compared to 33 properties sold in the 2004 period.

General, Administrative and Other Expense

General, administrative and other expense totaled $11.4 million for the six months ended June 30, 2005, an increase of $12,000 or .1%, from the comparable period in 2004. The increase in general, administrative and other expense was due primarily to a $301,000 or 12.9% increase in other operating expense, a $88,000, or 7.4%, increase in FAS 91 deferred compensation and an increase of $97,000 or 22.3% in advertising. The increase was partially offset by a decrease of $361,000 or 71.2% in franchise tax, and a $142,000 or 8.3% decrease in occupancy and equipment. The increase in other operating expense was primarily due to the accrual of $275,000 for the proposed settlement of litigation. The increase in deferred compensation relates to FAS 91 and the decline in residential loan production and the increase in advertising is primarily due to hiring an advertising agency to better manage the Company's marketing effort to uniformly promote our brand and key product offerings. The decrease in frachise tax was primarily due to acquiring London Financial Corporation in August of 2004 and changing charters to a state chartered commercial bank. This is a one time savings which will only occur in 2005. The decrease in occupancy and equipment was due primarily to the sale of our Kentucky division, consisting of two branches, in December of 2004 and a decrease in depreciation expense.

Federal Income Taxes

The provision for federal income taxes totaled $2.0 million for the six months ended June 30, 2005, an increase of $858,000 or 74.9%, compared to the six months ended June 30, 2004. This increase was primarily attributable to a $2.6 million, or 68.7%, increase in pre-tax earnings. The Corporation's effective tax rates amounted to 32.0% and 30.9% for the six-month periods ended June 30, 2005 and 2004, respectively.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2005 and 2004

Comparison of Results of Operations for the Three Months Ended June 30, 2005 and 2004

General

Camco's net earnings for the three months ended June 30, 2004 totaled $2.0 million, an increase of $508,000 or 33.2%, from the $1.5 million of net earnings reported in the comparable 2004 period. The increase in earnings was primarily attributable to a $1.3 million, or 20.0% increase in net interest income partially offset by a decrease of $69,000 or 4.1% in other income, and an increase in general administration and other expense of $316,000 and a increase in federal income tax expense of $255,000.

Net Interest Income

Total interest income amounted to $14.0 million for the three months ended June 30, 2005, an increase of $976,000 or 7.5%, compared to the three-month period ended June 30, 2004, generally reflecting the effects of an increase in yield on total interest-earning assets of 40 basis points, from 5.11% in the 2004 period to 5.51% in 2005.

Interest income on loans totaled $12.3 million for the three months ended June 30, 2005, an increase of $842,000 or 7.3% from the comparable 2004 period. The increase resulted primarily from a 30 basis point increase in the average yield to 5.83% from 5.53% in 2004 coupled with the increase of average balance outstanding of $15.0 million or 1.8% in the 2005 quarter. Interest income on mortgage-backed securities totaled $742,000 for the three months ended June 30, 2005, a $49,000 or 6.2% decrease from the 2004 quarter. The decrease was due primarily to a $19.4 million or 19.8%, decrease in the average balance outstanding in the 2005 period, partially offset by a 55 basis point increase in the average yield, to 3.77% for the 2005 period. Interest income on investment securities increased by $54,000 or 26.6%, due primarily to a 58 basis point increase in the average yield, to 3.35% in the 2005 period coupled with a $1.4 million increase in the average balance outstanding. Interest income on other interest-earning assets increased by $129,000 or 24.7%, due primarily to an 86 basis point increase in the average yield, to 4.39% compared to 3.53% for the three months ended June 30, 2004 coupled with a $184,000 or .3%, increase in the average balance outstanding.

Interest expense on deposits totaled $3.8 million for the three months ended June 30, 2005, an increase of $483,000 or 14.6%, compared to the same quarter in 2004, due primarily to a 31 basis point increase in the average cost of deposits to 2.34% in the current quarter, offset partially by a $3.8 million or .6%, decrease in average deposits outstanding. Interest expense on borrowings totaled $2.6 million for the three months ended June 30, 2005, a decrease of $760,000 or 22.3%, from the same 2004 three-month period. The decrease resulted primarily from a 115 basis point decrease in the average cost of borrowings to 3.66%, partially offset by a $5.7 million or 2.0%, increase in the average balance outstanding year to year. The large decrease in the average cost of borrowings was the result of the December 2004 restructuring of $144.1 million of FHLB borrowings which carried an average fixed rate of 6.25%. The borrowings were replaced with various fixed-rate advances having a weighted average rate of approximately 3.7% as of December 31, 2004. The restructuring transaction positioned itself well in our balance sheet as a result of our recent and continuing efforts to manage towards shorter duration assets generated from commercial and consumer loans.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.3 million, or 20.0%, to a total of $7.5 million for the three months ended June 30, 2005. The interest rate spread increased to approximately 2.76% at June 30, 2005, from 2.24% at June 30, 2004, while the net interest margin increased to approximately 2.97% for the three months ended June 30, 2005, compared to 2.47% for the 2004 period.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2005 and 2004

Comparison of Results of Operations for the Three Months Ended June 30, 2005 and 2004 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $360,000 for the three months ended June 30, 2005, an increase of $105,000 or 41.2%, for the comparable period in 2004. The increase was primarily due to the continued shift in loan portfolio composition to more commercial and consumer loans that require higher reserve allocations. Management believes all classified loans are adequately collateralized or reserved. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future.

Other Income

Other income totaled $1.6 million for the three months ended June 30, 2005, a decrease of $69,000 or 4.1%, from the comparable 2004 period. The decrease in other income was primarily attributable to a $106,000 or 80.9%, decrease in gain on sale of real estate acquired through foreclosure, a decrease of $71,000 or 244.8%, in mortgage servicing rights and a decrease of $35,000 or 16.4%, in gain on sale of loans. The decreases were partially offset by the increase of $115,000 or 19.2%, in late charges rent and other. The decrease in gain on sale of real estate was primarily due to eight less properties sold in 2005. The decrease in mortgage servicing rights and gain on sale of loans was due to the decrease in the volume of loans sold of $12.5 million or 39.9%, from the volume of loans sold in the 2004 period coupled with the slowing of prepayment on the portfolio. The overall value of mortgage servicing rights increased to 1.26% from 1.15% as a percent of loans serviced. The increase in late charges, rent and other was due to prepayment penalty fees, loan fees, and late charge income, offset partially by a decrease in title insurance premiums at Camco Title Agencys, Inc.

General, Administrative and Other Expense

General, administrative and other expense totaled $5.8 million for the three months ended June 30, 2005, an increase of $316,000 or 5.8%, from the comparable period in 2004. The increase in general, administrative and other expense was due primarily to an increase of $302,000 or 25.3% in other operating expense, an increase of $122,000 or 67.4%, in advertising, an $86,000 or 12.3%, increase in FAS 91 deferred compensation and a $53,000 or 1.6% increase in employee compensation and benefits, which were partially offset by a $227,000 or 77.2%, decrease in franchise taxes. The increase in other operating expense was primarily due to the accrual of $275,000 for the proposed settlement of ligitagion. The increase in advertising was primarily due to hiring an advertising agency to better manage the Company's marketing effort to uniformly promote our brand and key product offerings. The increase in deferred compensation relates to FAS 91 and the decline in residential loan production while the increase in employee compensation and benefits was due primarily to an increase in accruals for end of year incentive and 401(k) profit sharing, as well as directors compensation. The decrease in frachise tax was primarily due to acquiring London Financial Corporation in August of 2004 and changing charters to a state chartered commercial bank. This is a one time savings which will only occur in 2005.

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2005 and 2004

Comparison of Results of Operations for the Three Months Ended June 30, 2005 and 2004 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $953,000 for the three months ended June 30, 2004, an increase of $255,000 or 36.5%, compared to the three months ended June 30, 2004. This increase was primarily attributable to a $763,000 or 34.2%, increase in pre-tax earnings. The Corporation's effective tax rates amounted to 31.8% and 31.3% for the three-month periods ended June 30, 2005 and 2004, respectively.

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

The primary sources of funds include deposits, borrowings and principal and interest repayments on loans. Other funding sources included Federal Home Loan Bank advances and the sale of loans.

The following table sets forth information regarding the Bank's obligations and commitments to make future payments under contract as of June 30, 2005.

                                                                 PAYMENTS DUE BY PERIOD
                                                   LESS                               MORE
                                                   THAN       1-3          3-5        THAN
                                                  1 YEAR     YEARS        YEARS      5 YEARS   TOTAL
                                                                     (In thousands)
Contractual obligations:
  Operating lease obligations                    $    127  $    208  $           76  $   182  $    593
  Advances from the Federal Home Loan Bank         89,006    82,529          69,293   57,467   298,295
  Certificates of deposit                         216,557   118,416          44,616    1,394   380,983

Amount of commitments expiration per period
  Commitments to originate loans:
    Overdraft lines of credit                         717         -               -        -       717
    Home equity lines of credit                    66,724         -               -        -    68,978
    Commercial lines of credit                     10,041         -               -        -    10,041
    One- to four-family and multi-family loans     11,187         -               -        -     8,933
    Non-residential real estate and land loans        442         -               -        -       442
                                                 --------  --------  --------------  -------  --------

         Total contractual obligations           $394,801  $201,153  $      113,985  $59,043  $768,982
                                                 ========  ========  ==============  =======  ========

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2005 and 2004

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

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

      To identify and manage its interest rate risk, the Bank employs an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing characteristics and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes management projections for activity levels in each of the product lines offered by the Bank. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. Assumptions are inherently uncertain and the measurement of net interest income or the impact of rate fluctuations on net interest income cannot be precisely predicted. Actual results may differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

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

      The following table shows the Bank's estimated earnings sensitivity profile as of June 30, 2005:

   CHANGE IN         PERCENTAGE CHANGE IN
INTEREST RATES        NET INTEREST INCOME
(BASIS POINTS)             12 MONTHS
--------------       --------------------
     +200                  -12.04%
     -200                  -11.72%

                           CAMCO FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six- and three-month periods ended June 30, 2005 and 2004

      Given a 200bp linear increase in the yield curve used in the simulation model, it is estimated net interest income for the Bank would decrease by 12.04% over one year. A 200bp linear decrease in interest rates would decrease net interest income by 11.72% over one year. These estimated changes in net interest income are within the policy guidelines established by the Board of Directors. The Bank's ALCO also monitors the economic value of equity (EVE) ratio, measured on a static basis at the current period end. Current policy limits the EVE ratio to a minimum of 4.0%.

      The following table shows the EVE ratios as of June 30, 2005:

   CHANGE IN
INTEREST RATES
(BASIS POINTS)      EVE RATIO
--------------      ---------
     +200             6.75%
        0             7.98%
     -200             7.85%

      In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bank has developed sale procedures for several types of interest-sensitive assets. Generally, all long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA") guidelines are sold for cash upon origination. A total of $33.2 million and $57.7 million of such loans were sold to the FHLMC, FNMA and other parties during the six months ended 2005 and 2004, respectively.

ITEM 4: Controls and Procedures

      (a) Camco's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of June 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco's disclosure controls and procedures are effective.

      (b) There were no changes in Camco's internal control over financial reporting during the quarter ended June 30, 2005, which materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

                           Camco Financial Corporation

                                     PART II

ITEM  1. Legal Proceedings

         Not applicable

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         All purchases of shares during the quarter related to the 5% stock repurchase program announced April 26, 2005.

                                                                   Maximum Number of
                                                                Shares that May yet be
                      Number of shares  Average price paid per    Purchased Under the
Period of Repurchase      purchased             share                  Program
--------------------  ----------------  ----------------------  ----------------------
April 1 - April 30             0                 N/A                   383,937
May 1 - 31                45,000               $13.83                  338,937
June 1 - 30                    0                 N/A                   338,937

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On April 26, 2005, Camco held its Annual Meeting of Stockholders. The only matter that was submitted to stockholders was the election of four directors for terms expiring in 2008, as follows:

                    For         Withheld
Larry A. Caldwell   6,746,609   144,879
Carson K. Miller    6,742,821   148,667
Samuel W. Speck     6,734,781   156,707
Jeffrey T. Tucker   6,737,612   153,876

         The following directors terms continued after the meeting: Richard C. Baylor, Robert C. Dix, Jr., Terry A. Feick, Susan J. Insley and Paul D. Leake.

ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits

    Exhibit 3        Bylaws, as amended

    Exhibit 31.1     Section 302 certification by Chief Executive Officer

    Exhibit 31.2     Section 302 certification by Chief Financial Officer

    Exhibit 32.1     Section 1350 certification by Chief Executive Officer

    Exhibit 32.2     Section 1350 certification by Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2005                        By: /s/ Richard C. Baylor
                                                --------------------------------
                                                Richard C. Baylor
                                                Chief Executive Officer

Date: August 4, 2005                        By: /s/ Mark A. Severson
                                                --------------------------------
                                                Mark A. Severson
                                                Chief Financial Officer