Form 10-Q
period 2005-09-30
CAMCO FINANCIAL CORP
filed 2005-11-07
CIK 16614

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-25196
CAMCO FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	51-0110823

(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
6901 Glenn Highway, Cambridge, Ohio 43725-9757

(Address of principal executive office) (Zip code)
Registrant’s telephone number, including area code: (740) 435-2020
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of November 4, 2005, the latest practicable date, 7,621,413 shares of the registrant’s common stock, $1.00 par value, were issued and outstanding.

Camco Financial Corporation

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	September 30,	December 31,
	2005	2004
ASSETS

Cash and due from banks	$21,963	$25,849
Interest-bearing deposits in other financial institutions	12,311	17,045

Cash and cash equivalents	34,274	42,894

Investment securities available for sale — at market	42,350	19,839
Investment securities held to maturity — at cost, approximate market value of $1,155 and $4,174 as of September 30, 2005 and December 31, 2004, respectively	1,120	4,123
Mortgage-backed securities available for sale — at market	66,252	80,321
Mortgage-backed securities held to maturity — at cost, approximate market value of $3,440 and $4,188 as of September 30, 2005 and December 31, 2004, respectively	3,484	4,416
Loans held for sale — at lower of cost or market	5,317	2,837
Loans receivable — net	849,826	833,829
Office premises and equipment — net	11,459	11,647
Real estate acquired through foreclosure	2,061	2,280
Federal Home Loan Bank stock — at cost	26,724	25,797
Accrued interest receivable	4,889	4,503
Prepaid expenses and other assets	1,760	1,530
Cash surrender value of life insurance	20,605	20,042
Goodwill — net of accumulated amortization	6,683	6,736
Prepaid federal income taxes	516	5,299

Total assets	$1,077,320	$1,065,823

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$669,908	$667,778
Advances from the Federal Home Loan Bank and other borrowings	305,211	295,310
Advances by borrowers for taxes and insurance	2,152	3,030
Accounts payable and accrued liabilities	5,356	5,391
Dividends payable	1,105	1,109
Deferred federal income taxes	3,222	3,884

Total liabilities	986,954	976,502

Stockholders’ equity
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 14,900,000 shares; 8,824,811 and 8,759,676 shares issued at September 30, 2005 and December 31, 2004, respectively	8,825	8,760
Additional paid-in capital	59,523	58,935
Retained earnings — substantially restricted	41,201	38,234
Accumulated other comprehensive income — unrealized gains on securities designated as available for sale, net of related tax effects	(1,326)	(263)
Less 1,203,425 and 1,096,523 shares of treasury stock at September 30, 2005 and December 31, 2004, respectively — at cost	(17,857)	(16,345)

Total stockholders’ equity	90,366	89,321

Total liabilities and stockholders’ equity	$1,077,320	$1,065,823

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004

Interest income
Loans	$37,002	$34,744	$12,729	$11,860
Mortgage-backed securities	2,172	2,231	679	833
Investment securities	800	594	358	209
Interest-bearing deposits and other	1,947	1,618	689	571

Total interest income	41,921	39,187	14,455	13,473

Interest expense
Deposits	11,298	10,222	4,009	3,570
Borrowings	8,173	10,212	2,893	3,497

Total interest expense	19,471	20,434	6,902	7,067

Net interest income	22,450	18,753	7,553	6,406

Provision for losses on loans	960	765	360	255

Net interest income after provision for losses on loans	21,490	17,988	7,193	6,151

Other income
Late charges, rent and other	2,278	1,863	818	623
Loan servicing fees	1,117	1,138	368	373
Service charges and other fees on deposits	1,098	1,006	370	407
Gain on sale of loans	564	679	215	189
Mortgage servicing rights – net	(267)	133	(276)	206
Gain on sale of investment, mortgage-backed securities and fixed assets	85	110	66	10
Gain (loss) on sale of real estate acquired through foreclosure	16	224	(18)	106

Total other income	4,883	5,153	1,543	1,914

General, administrative and other expense
Employee compensation and benefits	10,461	10,162	3,588	3,308
Deferred compensation (FAS 91)	(1,678)	(1,731)	(580)	(545)
Occupancy and equipment	2,340	2,569	780	867
Data processing	995	987	317	320
Advertising	877	822	345	387
Franchise taxes	217	791	71	283
Other operating	3,898	3,691	1,214	1,307

Total general, administrative and other expense	17,110	17,291	5,735	5,927

Earnings before federal income taxes	9,263	5,850	3,001	2,138

Federal income taxes
Current	3,081	2,430	1,028	1,214
Deferred	(114)	(614)	(65)	(544)

Total federal income taxes	2,967	1,816	963	670

NET EARNINGS	$6,296	$4,034	$2,038	$1,468

EARNINGS PER SHARE
Basic	$0.82	$0.54	$0.27	$0.20

Diluted	$0.82	$0.54	$0.27	$0.19

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net earnings	$6,296	$4,034	$2,038	$1,468

Other comprehensive income, net of tax:
Unrealized holding gains (losses) during the period, net of related taxes (benefits) of $(521), $(54), $(356)and $707 for the nine and three months ended September 30, 2005 and 2004, respectively	(1,012)	(104)	(691)	1,367

Reclassification adjustment for realized gains included in net earnings, net of taxes of $27, $36, $22 and $3 for the respective periods	(51)	(71)	(44)	(7)

Comprehensive income	$5,233	$3,859	$1,303	$2,828

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
(In thousands)

	2005	2004

Cash flows from operating activities:
Net earnings for the period	$6,296	$4,034
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees	57	(56)
Amortization of premiums and discounts on investment and mortgage-backed securities – net	374	821
Amortization of mortgage servicing rights – net	973	897
Amortization of purchase accounting adjustments — net	66	67
Depreciation and amortization	911	1,085
Provision for losses on loans	960	765
Gain on sale of real estate acquired through foreclosure	(16)	(224)
Federal Home Loan Bank stock dividends	(927)	(759)
Net increase in cash surrender value of life insurance	(563)	(521)
Gain on sale of investment mortgage-backed securities and fixed assets	(85)	(110)
Gain on sale of loans	(564)	(679)
Loans originated for sale in the secondary market	(52,577)	(76,262)
Proceeds from sale of loans in the secondary market	50,661	78,012
Increase (decrease) in cash, net of London Financial acquisition, due to changes in:
Accrued interest receivable	(386)	(138)
Prepaid expenses and other assets	(177)	(231)
Accrued interest and other liabilities	61	4,706
Federal income taxes:
Current	4,783	1,340
Deferred	(114)	(614)

Net cash provided by operating activities	9,733	12,133

Cash flows provided by (used in) investing activities:
Proceeds from maturities of investment securities	10,014	14,000
Proceeds from sale of investment securities designated as available for sale	174	1,557
Proceeds from sale of mortgage-backed securities designated as available for sale	—	13,060
Purchase of investment securities designated as available for sale	(30,105)	(13,997)
Purchase of mortgage-backed securities designated as available for sale	(3,349)	(43,301)
Purchase of loans	(7,174)	(26,712)
Loan disbursements	(243,132)	(110,369)
Principal repayments on loans	230,585	87,585
Principal repayments on mortgage-backed securities	16,589	24,442
Purchase of office premises and equipment	(724)	(530)
Proceeds from sales of real estate acquired through foreclosure	1,922	3,750
Additions to real estate acquired through foreclosure	(19)	(29)
Purchase of cash surrender value of life insurance	—	(1,539)
Net cash paid for London Financial acquisition	—	(1,769)

Net cash used in investing activities	(25,219)	(53,852)

Net cash provided by (used in) operating and investing activities (subtotal carried forward)	(15,486)	(41,719)

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the nine months ended September 30,
(In thousands)

	2005	2004
Net cash provided by (used in) operating and investing activities (subtotal brought forward)	$(15,486)	$(41,719)

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposits	2,130	12,412
Proceeds from Federal Home Loan Bank advances	41,204	36,650
Repayment of Federal Home Loan Bank advances and other borrowings	(31,303)	(11,666)
Dividends paid on common stock	(3,329)	(3,198)
Purchase of treasury stock	(1,512)	—
Proceeds from exercise of stock options	554	317
Advances by borrowers for taxes and insurance	(878)	(1,216)

Net cash used in financing activities	6,866	33,299

Net decrease in cash and cash equivalents	(8,620)	(8,420)

Cash and cash equivalents at beginning of period	42,894	53,711

Cash and cash equivalents at end of period	$34,274	$45,291

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$19,502	$20,508

Income taxes	$(1,802)	$1,712

Supplemental disclosure of noncash investing activities:
Transfers from mortgage loans to real estate acquired through foreclosure	$2,743	$5,594

Unrealized losses on securities designated as available for sale	$(1,357)	$(175)

Recognition of mortgage servicing rights in accordance with SFAS No. 140	$706	$1,030

Issuance of loans upon sale of real estate acquired through foreclosure	$1,075	$1,053

Dividends declared but unpaid — see balance sheet	$1,105	$1,108

Fair value of assets acquired in London Financial transaction	—	$54,441

Less fair value of liabilities assumed	—	(50,371)

Goodwill assigned in acquisition	$—	$4,070

Supplemental noncash financing activities:
Common stock issued in acquisition of London Financial	$—	$3,551

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine- and three-month periods ended September 30, 2005 and 2004
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2004. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine- and three-month periods ended September 30, 2005, are not necessarily indicative of the results which may be expected for the entire year.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Camco and its two wholly-owned subsidiaries: Advantage Bank (“Advantage” or the “Bank”) and Camco Title Agency, Inc.

3.	Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this quarterly report, are based upon Camco’s consolidated financial statements, which are prepared in accordance with US GAAP. The preparation of these financial statements requires Camco to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under US GAAP.

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

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine- and three-month periods ended September 30, 2005 and 2004
3.	Critical Accounting Policies (continued)

Allowance for Loan Losses (continued)

The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions. Also considered as part of that judgement is a review of the Bank’s trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and economic factors.

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on management’s current judgement about the credit quality of the loan portfolio. While the Corporation strives to reflect all known risk factors in its evaluations, judgment errors may occur.

Mortgage Servicing Rights

To determine the fair value of its mortgage servicing rights (“MSRs”) each reporting quarter, the Corporation transmits information to a third party provider, representing individual loan information in each pooling period accompanied by escrow amounts. The poolings are totaled by year through 2001 and quarterly thereafter. The third party then evaluates the possible impairment of MSRs as described below.

Servicing assets are recognized as separate assets when loans are sold with servicing retained. A pooling methodology to the servicing valuation, in which loans with similar characteristics are “pooled” together, is applied for valuation purposes. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. The interest rate for net interest earned on escrow balances, which is supplied by management, takes into consideration the investment portfolio average yield as well as current short duration investment yields. Management believes this methodology provides a reasonable estimate. Mortgage loan prepayment speeds are calculated by the third party provider utilizing the Economic Outlook as published by the Office of Chief Economist of Freddie Mac in estimating prepayment speeds and provides a specific scenario with each evaluation. Based on the assumptions discussed, pre-tax projections are prepared for each pool of loans serviced. These earning figures approximate the cash flow that could be received from the servicing portfolio. Valuation results are presented quarterly to management. At that time, management reviews the information and mortgage servicing rights are marked to lower of amortized cost or market for the current quarter.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine- and three-month periods ended September 30, 2005 and 2004
3.	Critical Accounting Policies (continued)

Goodwill

We have developed procedures to test goodwill for impairment on an annual basis using June 30 financial information. This testing procedure is outsourced to a third party that evaluates possible impairment based on the following:

The test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying value including goodwill. The value is determined assuming a freely negotiated transaction between a willing buyer and a willing seller, neither being under any compulsion to buy or sell and both having reasonable knowledge of relevant facts. Accordingly, to derive the fair value of the reporting unit, the following common approaches to valuing business combination transactions involving financial institutions are utilized by a third party selected by Camco: (1) the comparable transactions approach – specifically based on earnings, book, assets and deposit premium multiples received in recent sales of comparable thrift franchises; and (2) the discounted cash flow approach. The application of these valuation techniques takes into account the reporting unit’s operating history, the current market environment and future prospects. As of the most recent quarter, the only reporting unit carrying goodwill is the Bank.

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

After each testing period, the third party compiles a summary of the test that is then provided to the Audit Committee for review. As of the most recent testing date, June 30, 2005, the fair value of the reporting unit exceeded its carrying amount.

Summary

Management believes the accounting estimates related to the allowance for loan losses, the capitalization, amortization, and valuation of mortgage servicing rights and the goodwill impairment test are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period because they require management to make assumptions concerning the changes in the types and volumes of the portfolios, rates of future prepayments, and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on Camco’s assets reported on the balance sheet as well as its net earnings. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed Camco’s disclosures relating to such matters in the quarterly Management’s Discussion and Analysis.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine- and three-month periods ended September 30, 2005 and 2004
4.	Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation’s stock option plans. The computations are as follows:

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2005	2004	2005	2004

Weighted-average common shares outstanding (basic)	7,656,515	7,406,017	7,632,132	7,513,890
Dilutive effect of assumed exercise of stock options	6,311	51,472	6,977	46,026

Weighted-average common shares outstanding (diluted)	7,662,826	7,457,489	7,639,109	7,559,916

Options to purchase 207,771 and 80,789 shares of common stock with respective weighted-average exercise prices of $16.08 and $16.40 were outstanding at September 30, 2005 and 2004, respectively, but were excluded from the computation of common share equivalents for the nine and three month periods then ended, because the exercise prices were greater than the average market price of the common shares.

5.	Stock Option Plans

The Corporation accounts for its stock option plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” which contains a fair-value based method for valuing stock-based compensation that entities may use, that measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair-value based method of accounting defined in SFAS No. 123 had been applied.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine- and three-month periods ended September 30, 2005 and 2004
5.	Stock Option Plans (continued)

The Corporation utilizes APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Corporation’s stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123, the Corporation’s net earnings and earnings per share for the nine and three-month periods ended September 30, 2005 and 2004, would have been reported as the pro forma amounts indicated below:

		Nine months ended		Three months ended
		September 30,		September 30,
		2005	2004	2005	2004

Net earnings (In thousands)	As reported	$6,296	$4,034	$2,038	$1,468
	Stock-based compensation, net of tax	(64)	(21)	(21)	(7)

	Pro-forma	$6,232	$4,013	$2,017	$1,461

Earnings per share
Basic	As reported	$.82	$.54	$.27	$.20
	Stock-based compensation, net of tax	(.01)	—	(.01)	(.01)

	Pro-forma	$.81	$.54	$.26	$.19

Diluted	As reported	$.82	$.54	$.27	$.19
	Stock-based compensation, net of tax	(.01)	—	(.01)	—

	Pro-forma	$.81	$.54	$.26	$.19

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during 2005 and 2004: dividend yield of 3.80% and 3.40%, respectively; expected volatility of 18.76% and 21.44% respectively; a risk-free interest rate of 4.22% and 4.11% respectively; and an expected life of ten years for all grants.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine and three-month periods ended September 30, 2005 and 2004
5.	Stock Option Plans (continued)

A summary of the status of the Corporation’s stock option plans as of September 30, 2005 and December 31, 2004, and changes during the periods ending on those dates is presented below:

	Nine months ended		Year ended
	September 30,		December 31,
	2005		2004
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of year	218,324	$12.91	257,072	$12.11
Granted	87,240	16.51	17,705	17.17
Exercised	(65,134)	8.51	(52,911)	8.83
Forfeited	(10,766)	12.85	(3,542)	15.03

Outstanding at end of period	229,664	$15.53	218,324	$12.91

Options exercisable at period end	143,333	$14.97	175,542	$12.05

Weighted-average fair value of options granted during the period		$2.89		$3.59

The following information applies to options outstanding at September 30, 2005:

Number outstanding				7,783
Range of exercise prices				$7.40 – 8.94

Number outstanding				8,000
Range of exercise prices				$9.75 – 11.36

Number outstanding				49,356
Range of exercise prices				$12.50 – 14.65

Number outstanding				164,525
Range of exercise prices				$16.13 – 17.17

Weighted-average exercise price				$15.53
Weighted-average remaining contractual life				6.9 years
6.	Forward Looking Statements

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Camco or its management are intended to identify such forward looking statements. Camco’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the nine- and three-month periods ended September 30, 2005 and 2004
Discussion of Financial Condition Changes from December 31, 2004 to September 30, 2005
At September 30, 2005, Camco’s consolidated assets totaled $1.1 billion, an increase of $11.5 million, or 1.1%, from the December 31, 2004 total. The increase in total assets was comprised primarily of increases in investments available for sale and loans receivable, as excess cash was redeployed into higher interest earning assets.
Cash and interest-bearing deposits in other financial institutions totaled $34.3 million at September 30, 2005, a decrease of $8.6 million, or 20.1%, from December 31, 2004 levels. Investment securities totaled $43.5 million at September 30, 2005, an increase of $19.5 million, or 81.4%, from the total at December 31, 2004. Investment securities purchases, which were comprised primarily of $30.1 million of intermediate-term callable U.S. Government agency obligations with an average yield of 4.12%, were offset by $10.0 million of maturities and sales of $166,000. Investments available for sale have been purchased during the nine months in order to take advantage of shorter duration assets in a rising interest rate environment.
Mortgage-backed securities totaled $69.7 million at September 30, 2005, a decrease of $14.7 million, or 17.4%, from December 31, 2004. Mortgage-backed securities purchases totaled $3.3 million, while principal repayments totaled $16.6 million during the nine-month period ended September 30, 2005. Purchases of mortgage-backed securities during the period were comprised primarily of short duration mortgage-backed securities and collateralized mortgage obligations yielding 4.17%, which were classified as available for sale.
Loans receivable, including loans held for sale, totaled $855.1 million at September 30, 2005, an increase of $18.5 million, or 2.2%, from December 31, 2004. The increase resulted primarily from loan disbursements and purchases totaling $302.9 million, which were partially offset by principal repayments of $230.6 million and loan sales of $50.1 million. The volume of loans originated and purchased during the first nine months of 2005 was greater than that of the comparable 2004 period by $89.5 million, or 41.2%, while the volume of loan sales decreased by $27.2 million year to year. The increase in total loans originated and purchased is primarily attributable to an increase in commercial and consumer loan originations. The number of loans originated for sale in the secondary market continues to decline because, as long term rates have risen, there has been an increase in the production of adjustable rate loans for the portfolio. Instead of selling adjustable rate loans, Camco has typically held them in its portfolio as an integral part of its strategy to build interest rate sensitive assets for interest rate risk purposes. Loan originations during the nine-month period ended September 30, 2005, were comprised primarily of $127.7 million of loans secured by one- to four-family residential real estate, $73.0 million in consumer and other loans and $101.2 million in loans secured by commercial real estate. Management intends to continue to expand its consumer and commercial real estate lending in future periods as a means of increasing the yield on its loan portfolio.
The allowance for loan losses totaled $6.6 million and $6.5 million at September 30, 2005 and December 31, 2004, respectively, representing 51.0% and 66.1% of nonperforming loans, respectively, at those dates. Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $13.0 million and $9.8 million at September 30, 2005 and December 31, 2004, respectively, constituting 1.52% and 1.17% of total net loans, including loans held for sale, at those dates. At September 30, 2005, nonperforming loans were comprised of $7.2 million in one- to four-family residential real estate loans, $3.2 million in commercial real estate loans and $2.6 million of consumer loans. Management believes all nonperforming loans are adequately collateralized and no loss is expected over and above allocated reserves on such loans. Loans delinquent greater than 30 days but less than 90 days totaled $10.1 million at September 30, 2005, compared to $12.3 million at December 31, 2004, a decrease of $2.2 million, or 18.2%. Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances at September 30, 2005, there can be no assurance that increased provisions will not be necessary in future periods, which could adversely affect Camco’s results of operations.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2005 and 2004
Discussion of Financial Condition Changes from December 31, 2004 to September 30, 2005 (continued)
Deposits totaled $669.9 million at September 30, 2005, an increase of $2.1 million, or .3%, from the total at December 31, 2004. The increase in deposits was due to a $27.3 million increase of certificates of deposit and $4.4 million in interest bearing checking accounts, partially offset by a $6.0 million decrease in non-interest bearing checking accounts, $16.7 million decrease in money market accounts and $6.9 million decrease in passbook and statement savings. The increase in certificates of deposit is a result of the Bank actively pursuing the extension of deposit maturities in a rising rate environment, while the decrease in interest bearing checking accounts, money market accounts and savings was due to highly competitive pricing in the Bank’s market area.
Stockholders’ equity totaled $90.4 million at September 30, 2005, an increase of $1.1 million, or 1.2%, from December 31, 2004. The increase resulted primarily from net earnings of $6.3 million and proceeds from the exercise of stock options of $654,000, offset partially by dividends of $3.3 million, the purchase of $1.5 million in treasury shares and an increase in the unrealized losses on securities of $1.0 million.
Advantage is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2005, the Bank’s regulatory capital exceeded all regulatory capital requirements.
The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at September 30, 2005:

			At September 30, 2005
Camco:					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Total capital (to risk-weighted assets)	$90,982	12.37%	≥$58,842	≥8.0%	Not Applicable

Tier I capital (to risk-weighted assets)	$84,340	11.47%	≥$29,421	≥4.0%	Not Applicable

Tier I leverage	$84,340	7.85%	≥$42,976	≥4.0%	Not Applicable

Advantage:					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$81,721	11.13%	≥$58,725	≥8.0%	≥$73,407	≥10.0%

Tier I capital (to risk-weighted assets)	$75,079	10.23%	≥$29,363	≥4.0%	≥$44,044	≥ 6.0%

Tier I leverage	$75,079	7.06%	≥$42,556	≥4.0%	≥$53,196	≥ 5.0%

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2005 and 2004
Discussion of Financial Condition Changes from December 31, 2004 to September 30, 2005 (continued)
Federal law prohibits a financial institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized.
Comparison of Results of Operations for the Nine Months Ended September 30, 2005 and 2004
General
Camco’s net earnings for the nine months ended September 30, 2005 totaled $6.3 million, an increase of $2.3 million, or 56.1%, from the $4.0 million of net earnings reported in the comparable 2004 period. The increase in earnings was primarily due to the increase of $3.7 million in net interest income.
Net Interest Income
Total interest income amounted to $41.9 million for the nine months ended September 30, 2005, an increase of $2.7 million, or 7.0%, compared to the nine-month period ended September 30, 2004, generally reflecting the effects of an increase in yield on total interest-earning assets of 38 basis points, from 5.13% in the 2004 period to 5.50% in the 2005 period, offset partially by a $3.9 million, or .4%, decrease in the average balance of interest-earning assets outstanding year to year.
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

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2005 and 2004
Comparison of Results of Operations for the Nine Months Ended September 30, 2005 and 2004 (continued)

	For nine months ended September 30,
		2005			2004
	Average	Interest	Average	Average	Interest	Average
	outstanding	earned/	yield/	outstanding	earned/	yield/
	balance	paid	rate	balance	paid	rate
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$846,438	$37,002	5.83%	$838,075	$34,744	5.53%
Mortgage-backed securities (2)	77,962	2,172	3.71	90,804	2,231	3.28
Investment securities (2)	31,402	800	3.40	27,846	594	2.84
Interest-bearing deposits and other interest-earning assets	59,546	1,947	4.36	62,519	1,618	3.45

Total interest-earning assets	$1,015,348	41,921	5.50	$1,019,244	39,187	5.13

Interest-bearing liabilities:
Deposits	$643,639	11,298	2.34	$660,720	10,222	2.06
FHLB advances	295,692	8,173	3.69	278,471	10,212	4.89

Total interest-bearing liabilities	$939,331	19,471	2.76	$939,191	20,434	2.90

Net interest income/Interest rate spread		$22,450	2.74%		$18,753	2.23%

Net interest margin (3)			2.95%			2.45%

Average interest-earning assets to average interest-bearing liabilities			108.1%			108.5%

(1)	Includes nonaccrual loans and loans held for sale.

(2)	Includes securities designated as available for sale.

(3)	Net interest income as a percent of average interest-earning assets
Interest income on loans totaled $37.0 million for the nine months ended September 30, 2005, an increase of $2.3 million, or 6.5%, from the comparable 2004 period. The increase resulted primarily from a 30 basis point increase in the average yield, to 5.83% in the 2005 period, coupled with a $8.4 million, or 1.0%, increase in the average balance outstanding. Interest income on mortgage-backed securities totaled $2.2 million for the nine months ended September 30, 2005, a $59,000, or 2.6%, decrease year to year. The decrease was due primarily to a $12.8 million, or 14.1%, decrease in the average balance outstanding, partially offset by a 43 basis point increase in the average yield, to 3.71% in the 2005 period. Interest income on investment securities increased by $206,000, or 34.7%, due primarily to a $3.6 million increase in the average balance outstanding, coupled with an increase in the average yield, to 3.4% in the 2005 period. Interest income on other interest-earning assets increased by $329,000, or 20.3%, due primarily to an increase in the average yield to 4.36% in the 2005 period, offset partially by a decrease of $3.0 million, or 4.8%, in the average balance outstanding period to period.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2005 and 2004
Comparison of Results of Operations for the Nine Months Ended September 30, 2005 and 2004 (continued)
Interest expense on deposits totaled $11.3 million for the nine months ended September 30, 2005, an increase of $1.1 million, or 10.5%, compared to the 2004 period, due primarily to a 28 basis point increase in the average cost of deposits, to 2.34% in the 2005 period, offset partially be a $17.1 million, or 2.6%, decrease in the average balance of deposits outstanding year to year. Interest expense on borrowings totaled $8.2 million for the nine months ended September 30, 2005, a decrease of $2.0 million, or 20.0%, from the 2004 nine-month period. The decrease resulted primarily from a 120 basis point decrease in the average cost of borrowings to 3.69% in the 2005 period, which was partially offset by a $17.2 million, or 6.2%, increase in the average balance outstanding year to year. The decline in interest expense on FHLB advances was due primarily to a December 2004 debt restructuring of $144.1 million of FHLB borrowings which carried an average fixed rate of 6.25%. The borrowings were replaced with fixed rate advances having a weighted average rate of approximately 3.7% as of December 31, 2004.
As a result of the foregoing changes in interest income and interest expense, net interest income increased by $3.7 million, or 19.7%, to a total of $22.5 million for the nine months ended September 30, 2005. The interest rate spread increased to approximately 2.74% at September 30, 2005, from 2.23% at September 30, 2004, and the net interest margin increased to approximately 2.95% for the nine months ended September 30, 2005, compared to 2.45% for the 2004 nine month period.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $960,000 for the nine months ended September 30, 2005, an increase of $195,000, or 25.5%, to the comparable period in 2004. The increase was primarily due to estimated loss percentages being increased based on historical and peer analysis coupled with the continued shift that is occurring in the loan portfolio toward commercial and consumer loans versus 1-4 family residential. Management believes all nonperforming loans are adequately collateralized and no loss is expected over and above allocated reserves on such loans. Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstaneces, there can be no assurance that increased provisions will not be necessary in future periods, which could adversely affect Camco’s results of operations.
Other Income
Other income totaled $4.9 million for the nine months ended September 30, 2005, a decrease of $270,000, or 5.2%, comparable to the 2004 period. The decrease in other income was primarily attributable to a $400,000, decrease in mortgage servicing rights net and a $115,000, or 16.9% decrease in gain on sale of loans which was partially offset by an increase of $416,000, or 22.3% in late charges, rent and other. The decrease in the mortgage servicing rights and gain on sale of loans was due to a $27.2 million, or 35.2%, decrease in sales volume. The increase in late charges, rent and other was due primarily to prepayment fees, late charge income and loan fees.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2005 and 2004
Comparison of Results of Operations for the Nine Months Ended September 30, 2005 and 2004 (continued)
General, Administrative and Other Expense
General, administrative and other expense totaled $17.1 million for the nine months ended September 30, 2005, a decrease of $181,000, or 1.1%, to the comparable period in 2004. The decrease in general, administrative and other expense was due primarily to a decrease of $574,000 or 72.6% in franchise tax a $228,000, or 8.9% decrease in occupancy and equipment partially offset by an increase of $299,000 or 2.9% increase in employee compensation and benefits and a $135,000 or 3.7% increase in other operating expense. The decrease in franchise tax was primarily due to acquiring London Financial Corporation in August of 2004 and changing charters to a state chartered commercial bank. This is a one time savings which will only occur in 2005. The decrease in occupancy and equipment was due primarily to the sale of our Kentucky division, consisting of two branches, in December of 2004 and a decrease in depreciation expense. The increase in compensation was primarily due to merit increases and accruals for bonus compensation.. The increase in other operating expense was primarily due to the accrual of $275,000 in the second quarter for the settlement of litigation.
Federal Income Taxes
The provision for federal income taxes totaled $3.0 million for the nine months ended September 30, 2005, an increase of $1.2 million, or 63.4%, compared to the nine months ended September 30, 2004. This increase was primarily attributable to a $3.4 million, or 58.3%, increase in pre-tax earnings. The Corporation’s effective tax rates amounted to 32.0% and 31.0% for the nine-month periods ended September 30, 2005 and 2004, respectively. The Corporation’s effective tax rate differs from the 34% statutory corporate tax rate due to the tax-exempt nature of earnings on bank-owned life insurance.
Comparison of Results of Operations for the Three Months Ended September 30, 2005 and 2004
General
Camco’s net earnings for the three months ended September 30, 2005 totaled $2.0 million, an increase of $570,000, or 38.8%, from the $1.5 million of net earnings reported in the comparable 2004 period. The increase in earnings was primarily attributable to an increase of $1.1 million, or 17.9% in net interest income and a $192,000, or 3.2% decrease in general administration and other expense partially offset by a decrease of $371,000, or 19.4% in other income and a $293,000, or 43.7% increase in the provision for federal taxes.
Net Interest Income
Total interest income amounted to $14.5 million for the three months ended September 30, 2005, an increase of $982,000, or 7.3%, compared to the three-month period ended September 30, 2004, generally reflecting the effects of an increase in yield on total interest-earning assets of 52 basis points, from 5.12% in the 2004 period to 5.64% in the 2005 period offset partially by a $25.7 million, or 2.4% decrease in the average balance of interest-earning assets outstanding quarter to quarter.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2005 and 2004
Comparison of Results of Operations for the Three Months Ended September 30, 2005 and 2004 (continued)
Net Interest Income (continued)
Interest income on loans totaled $12.7 million for the three months ended September 30, 2005, an increase of $869,000, or 7.3%, from the comparable 2004 period. The increase resulted primarily from a 51 basis point increase in the average yield to 5.97% from 5.46% in 2004 offset partially by a decrease in the balance outstanding of $15.6 million, or 1.8% in the 2005 quarter. Interest income on mortgage-backed securities totaled $679,000 for the three months ended September 30, 2005, a $154,000, or 18.5%, decrease from the 2004 quarter. The decrease was due primarily to a $19.8 million, or 21.3%, decrease in the average balance outstanding in the 2005 period, partially offset by a 13 basis point increase in the average yield, to 3.71% in the 2005 period. Interest income on investment securities increased by $149,000, or 71.3%, due primarily to a $12.2 million increase in the average balance outstanding, coupled with a 56 basis point increase in the average yield to 3.62% in the 2005 period. Interest income on other interest-earning assets increased by $118,000, or 20.7%, due primarily to an increase in the average yield to 4.59% in the 2005 quarter as compared to 3.66% for the three months ended September 30, 2004, offset partially by a decrease in the average balance outstanding of $2.5 million, or 4.0%.
Interest expense on deposits totaled $4.0 million for the three months ended September 30, 2005, an increase of $439,000, or 12.3%, compared to the same quarter in 2004, due primarily to a 41 basis point increase in the average cost of deposits to 2.5% in the current quarter, partially offset by a decrease of $39.3 million, or 5.8%, in the average deposits outstanding. Interest expense on borrowings totaled $2.9 million for the three months ended September 30, 2005, a decrease of $604,000, or 17.3%, from the same 2004 three-month period. The decrease resulted primarily from a 98 basis point decrease in the average cost of borrowings to 3.81%, partially offset by a $11.6 million, or 4.0%, increase in the average balance outstanding year to year. The decline in interest expense on FHLB advances was due primarily to a December 2004 debt restructuring of $144.1 million of FHLB borrowings which carried an average fixed rate of 6.25%. The borrowings were replaced with fixed rate advances having a weighted average rate of approximately 3.7% as of December 31, 2004.
As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.1 million, or 17.9%, to a total of $7.6 million for the three months ended September 30, 2005. The interest rate spread increased to approximately 2.72% at September 30, 2005, from 2.22% at September 30, 2004, while the net interest margin increased to approximately 2.94% for the three months ended September 30, 2005, compared to 2.44% for the 2004 period.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $360,000 for the three months ended September 30, 2005, which is equal to the provision in the 2004 quarter. Management believes all classified loans are adequately collateralized, however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2005 and 2004
Comparison of Results of Operations for the Three Months Ended September 30, 2005 and 2004 (continued)
Other Income
Other income totaled $1.5 million for the three months ended September 30, 2005, a decrease of $371,000, or 19.4%, from the comparable 2004 period. The decrease in other income was primarily attributable to a $482,000 decrease in mortgage servicing rights. The reduction in mortgage servicing rights was due to $2.7 million decrease in the volume of loans sold coupled with the increased speeds on prepayments. Management believes that higher home mortgage rates will continue to reduce the Corporation’s originations of primarily fixed rate mortgage loans and also probably will diminish the gains derived from the sale of those loans in the secondary market. The origination of adjustable rate home loans generally increases during a period of rising interest rates and, after a period of time, borrowers have historically come back into the home purchase and construction market using fixed rate loans to finance their homes. As evidenced in the most recent quarter, over time, this shift in assets transfer earnings from gains on sales to net interest income for the Bank.
General, Administrative and Other Expense
General, administrative and other expense totaled $5.7 million for the three months ended September 30, 2005, a decrease of $192,000, or 3.2%, from the comparable quarter in 2004. The decrease was primarily due to a $212,000, or 74.9% decrease in franchise taxes, a $87,000 or 10.0% decrease in occupancy and equipment offset partially by an increase of $280,000 or 8.5%, in employee compensation and benefits. The decrease in franchise tax was primarily due to acquiring London Financial Corporation in August of 2004 and changing charters to a state chartered commercial bank. This is a one time savings which will only occur in 2005. The decrease in occupancy and equipment was due primarily to the sale of our Kentucky division, consisting of two branches, In December of 2004 and a decrease in depreciation expense. The increase in employee compensation and benefits was primarily due to merit increases, directors compensation, and commission incentive accruals, and accruals for bonus compensation.
Federal Income Taxes
The provision for federal income taxes totaled $963,000 for the three months ended September 30, 2005, an increase of $293,000, or 43.7%, compared to the three months ended September 30, 2004. This increase was primarily attributable to a $863,000 or 40.4%, decrease in pre-tax earnings. The Corporation’s effective tax rates amounted to 32.1% and 31.3% for the three-month periods ended September 30, 2005 and 2004, respectively. The Corporation’s effective tax rate differs from the statutory corporate rate due to the tax-exempt nature of earnings on bank owned life insurance.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2005 and 2004
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
The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of September 30, 2005.

		Payments due by period
	Less			More
	than	1-3	3-5	than
	1 year	years	years	5 years	Total
	(In thousands)

Contractual obligations:
Operating lease obligations	$197	$303	$150	$332	$982
Advances from the Federal Home Loan	83,000	76,939	63,713	80,355	304,007
Certificates of deposit	228,817	122,702	37,708	1,162	390,389

Amount of commitments expiring per period
Commitments to originate loans:
Overdraft lines of credit	704	—	—	—	704
Home equity lines of credit	70,227	—	—	—	70,227
Commercial lines of credit	16,593	—	—	—	16,593
One- to four-family and multi-family loans	9,634	—	—	—	9,634
Non-residential real estate and land loans	98	—	—	—	98

Total contractual obligations	$409,270	$199,944	$101,571	$81,849	$792,634

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk
     The objective of the Bank’s asset/liability management function is to maintain consistent growth in net interest income within the Bank’s policy limits. This objective is accomplished through management of the Bank’s balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates and customer preferences.
     The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity and achieving consistent growth in core deposits.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2005 and 2004
     Management considers interest rate risk the Bank’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Bank’s net interest income is largely dependent upon the effective management of interest rate risk.
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
     The Bank’s Asset/Liability Management Committee (“ALCO”), which includes senior management representatives and reports to the Bank’s Board of Directors, monitors and manages interest rate risk within Board-approved policy limits. The Bank’s current interest rate risk position is determined by measuring the anticipated change in net interest income over a 12 month horizon assuming a 200 basis point (bp) instantaneous and parallel shift (linear) increase or decrease in all interest rates. Current policy limits this exposure to plus or minus 20% of net interest income for a 12-month horizon.
     The following table shows the Bank’s estimated earnings sensitivity profile as of September 30, 2005:

Change in	Percentage Change in
Interest Rates	Net Interest Income
(basis points)	12 Months
+200	- 2.0%
-200	-11.3%
     Given a 200bp linear increase in the yield curve used in the simulation model, it is estimated net interest income for the Bank would decrease by 2.0% over one year. A 200bp linear decrease in interest rates would decrease net interest income by 11.3% over one year. These estimated changes in net interest income are within the policy guidelines established by the Board of Directors. The Bank’s ALCO also monitors the economic value of equity (EVE) ratio, measured on a static basis at the current period end. Current policy limits the EVE ratio to a minimum of 5.5%.
     The following table shows the EVE ratios as of September 30, 2005:

Change in
Interest Rates
(basis points)	EVE Ratio
+200	6.49%
0	7.92%
-200	8.07%

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2005 and 2004
     In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bank has developed sale procedures for several types of interest-sensitive assets. Generally, all long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation (“FHLMC”) or Federal National Mortgage Association (“FNMA”) guidelines are sold for cash upon origination. A total of $50.1 million and $77.3 million of such loans were sold to the FHLMC, FNMA and other parties during the nine months ended 2005 and 2004, respectively.
ITEM 4: Controls and Procedures
     (a) Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures are effective.
     (b) There were no changes in Camco’s internal control over financial reporting during the quarter ended September 30, 2005, which materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

Camco Financial Corporation
PART II

ITEM 1.	Legal Proceedings

Not applicable

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

All purchases of shares during the quarter related to the 5% stock repurchase program announced April 26, 2005.

			Maximum Number
			of Shares that May
	Number of shares	Average price paid	yet be Purchased
Period of Repurchase	purchased	per share	Under the Program
July 1 – 31	5,000	$14.07	333,937
August 1 – 31	37,000	$14.49	296,937
September 1 – 30	19,900	$14.24	277,037

Total	61,900	$14.37	277,037

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5.	Other Information

Not applicable

ITEM 6.	Exhibits

Exhibits:

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32.1	Section 1350 certification by Chief Executive Officer

Exhibit 32.2	Section 1350 certification by Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2005	By:	/s/Richard C. Baylor

Richard C. Baylor
Chief Executive Officer

Date: November 5, 2005	By:	/s/Mark A. Severson

Mark A. Severson
Chief Financial Officer