Form 10-K
period 2005-12-31
CAMCO FINANCIAL CORP
filed 2006-03-15
CIK 16614

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone number, including area code: (740) 435-2020
Securities registered pursuant to Section 12(b) of the Act:

None	None

(Title of Each Class)	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1 par value per share
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ($229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
                         Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale reported as of June 30, 2005, was $104.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
          There were 7,578,713 shares of the registrant’s common stock outstanding on February 6, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III of Form 10-K: Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders

PART I
Item 1. Business.
General
     Camco Financial Corporation (“Camco”) is a financial holding company which was organized under Delaware law in 1970. Camco is engaged in the financial services business in Ohio, Kentucky and West Virginia, through its wholly-owned subsidiaries, Advantage Bank and Camco Title Agency, Inc. In June 2001, Camco completed a reorganization in which it combined its banking activities under one Ohio savings bank charter known as Advantage Bank (“Advantage” or the “Bank”). Prior to the reorganization, Camco operated five separate banking subsidiaries (Cambridge Savings Bank, Marietta Savings Bank, First Savings Bank, First Bank for Savings and Westwood Homestead Savings Bank) serving distinct geographic areas. The branch office groups in each of the regions previously served by the five subsidiary banks now operate as divisions of Advantage. In 2003, Camco dissolved its second tier subsidiary, Camco Mortgage Corporation, and converted its offices into branch offices of the Bank. In August 2004, Camco completed a business combination with London Financial Corporation (“London”) of London, Ohio, and its wholly-owned subsidiary, The Citizens Bank of London. The acquisition was accounted for using the purchase method of accounting and, therefore, the financial statements for prior periods have not been restated. At the time of the merger, Advantage Bank merged into The Citizens Bank of London and changed the name of the resulting institution to Advantage Bank. As a result, Camco’s subsidiary financial institution is now an Ohio-chartered commercial bank instead of an Ohio savings bank. Further, Camco converted from an OTS regulated thrift holding company to a financial holding company regulated by the Federal Reserve Board.
     During the last five years, Camco completed two business combinations in addition to the London transaction, each of which was accounted for using the purchase method of accounting and, therefore, the financial information for prior periods have not been restated. During 2000, Camco completed a business combination with Westwood Homestead Financial Corporation (“WHFC”) and its wholly-owned subsidiary, Westwood Homestead Savings Bank and, in November 2001, Camco completed a business combination with Columbia Financial of Kentucky, Inc. (“Columbia Financial”), and its wholly-owned subsidiary, Columbia Federal Savings Bank.
     In December 2004, Advantage sold its Ashland, Kentucky division, consisting of two branches.
     Advantage is primarily regulated by the State of Ohio Department of Commerce, Division of Financial Institutions (the “Division”), and the Federal Deposit Insurance Corporation (the “FDIC”). Advantage is a member of the Federal Home Loan Bank (the “FHLB”) of Cincinnati, and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (the “SAIF”) administered by the FDIC. Camco is regulated by the Federal Reserve Board.
     Advantage’s lending activities include the origination of commercial real estate and business loans, consumer, and residential conventional fixed-rate and variable-rate mortgage loans for the acquisition, construction or refinancing of single-family homes located in Camco’s primary market areas. Camco also originates construction and permanent mortgage loans on condominiums, two- to four-family, multi-family (over four units) and nonresidential properties. Camco continues to diversify the balance sheet through increasing commercial, commercial real estate, and consumer loan portfolios as well as transaction-based deposits.
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
     Camco’s Internet site, http://www.camcofinancial.com, contains a hyperlink to the Securities and Exchange Commission’s EDGAR website where Camco’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after Camco has filed the report with the SEC.

Lending Activities
     General. Camco’s lending activities include the origination of commercial real estate and business loans, consumer loans, residential conventional fixed-rate and variable-rate mortgage loans for the construction, acquisition or refinancing of single-family homes located in Advantage’s primary market areas. Construction and permanent mortgage loans on condominiums, multifamily (over four units) and nonresidential properties are also offered by Camco.
     Loan Portfolio Composition. The following table presents certain information regarding the composition of Camco’s loan portfolio, including loans held for sale, at the dates indicated:

	At December 31,
	2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
		of total		of total		of total		of total		of total
	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
	(Dollars in thousands)
Type of loan:
Existing residential properties(1)	$591,407	69.7%	$603,722	72.1%	$652,953	81.1%	$641,464	80.5%	$705,056	80.9%
Construction	74,601	8.8	75,055	9.0	44,189	5.5	33,122	4.1	42,666	4.9
Nonresidential real estate	105,380	12.4	105,247	12.6	51,533	6.4	74,094	9.3	70,239	8.1
Developed building lots	23,262	2.7	15,854	1.9	1,725	0.2	535	0.1	5,908	0.7
Consumer and other loans(2)	94,547	11.1	84,550	10.1	78,155	9.7	67,712	8.5	69,116	7.9

Total	889,197	104.7	884,428	105.7	828,555	102.9	816,927	102.5	892,985	102.5
Less:
Undisbursed loans in process	(33,262)	(3.9)	(40,349)	(4.8)	(17,022)	(2.1)	(13,089)	(1.6)	(15,343)	(1.8)
Unamortized yield adjustments	(266)	(0.0)	(937)	(0.1)	(810)	(0.1)	(1,390)	(0.2)	(1,940)	(0.2)
Allowance for loan losses	(6,959)	(0.8)	(6,476)	(0.8)	(5,641)	(0.7)	(5,490)	(0.7)	(4,256)	(0.5)

Total loans, net	$848,710	100.0%	$836,666	100.0%	$805,082	100.0%	$796,958	100.0%	$871,446	100.0%

(1)	Includes loans held for sale, home equity lines of credit and mortgage servicing rights.

(2)	Includes second mortgage, multifamily and commercial loans.

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2005, regarding the dollar amount of loans maturing in Camco’s portfolio based on the contractual terms to maturity of the loans. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity, are reported as due in one year or less.

	Due during the
	year ending		Due in
	December 31,	Due in years	years after
	2006	2007—2011	2011	Total
	(In thousands)
Real estate loans (1):
One- to four-family	10,812	80,544	521,800	613,156
Multifamily	4,402	1,463	46,588	52,453
Nonresidential	9,463	16,448	97,788	123,699
Commercial	6,227	6,201	8,530	20,958
Consumer and other loans (2)	14,739	14,563	7,447	36,749

Total	$45,643	$119,219	$682,153	$847,015

(1)	Excludes loans held for sale of $1.9 million and does not consider the effects of unamortized yield adjustments of $266,000, the allowance for loan losses of $7.0 million and mortgage-servicing rights totaling $7.0 million.

(2)	Includes loans secured by developed building lots.
     The following table sets forth at December 31, 2005, the dollar amount of all loans due after one year from December 31, 2005, which have fixed or adjustable interest rates:

Due after
December 31, 2006
(In thousands)
Fixed rate of interest	$227,119
Adjustable rate of interest	574,253

Total	$801,372

     Generally, loans originated by Advantage are on a fully amortized basis. Advantage has no rollover provisions in its loan documents and anticipates that loans will be paid in full by the maturity date.
     Residential Loans. A significant lending activity of Advantage is the origination of fixed-rate and adjustable-rate conventional loans for the acquisition, refinancing or construction of single-family residences. At December 31, 2005, 69.7% of the total outstanding loans consisted of loans secured by mortgages on one- to four-family residential.
     Federal regulations and Ohio law limit the amount which Advantage may lend in relationship to the appraised value of the underlying real estate at the time of loan origination (the “Loan-to-Value Ratio” or “LTV”). In accordance with such regulations and law, Advantage generally makes loans on single-family residences up to 95% of the value of the real estate and improvements. Advantage generally requires the borrower on each loan which has an LTV in excess of 80% to obtain private mortgage insurance or a guarantee by a federal agency. Advantage does allow, on an exception basis, borrowers to exceed LTV of 80% without private mortgage insurance or a guarantee by a federal agency.
     The interest rate adjustment periods on adjustable-rate mortgage loans (“ARMs”) offered by Advantage are generally one, three and five years. The interest rates initially charged on ARMs and the new rates at each adjustment date are determined by adding a stated margin to a designated interest rate index. Advantage has generally used the one-year and three-year United States Treasury bill rates, adjusted to a constant maturity, as the index for their one-year and three-year adjustable-rate loans, respectively. Advantage has used LIBOR as an additional index on certain loan programs to begin to diversify its concentrations of indices that may prove beneficial during repricing of loans throughout changing economic cycles. The initial interest rates for three-year and five-year ARMs are set slightly higher than for the one-year ARM to compensate for the reduced interest rate sensitivity. The maximum adjustment at each adjustment date for ARMs is usually 2%, with a maximum adjustment of 6% over the term of the loan.
     From time to time, Advantage originates ARMs which have an initial interest rate that is lower than the sum of the specified index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully indexed level. Advantage attempts to reduce the risk by underwriting one–year ARMS at the fully indexed rate and three-year and five-year ARMS utilizing the note rates. None of Advantage’s ARMs have negative amortization features.
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
     Of the total mortgage loans originated by Advantage during the year ended December 31, 2005, 59.3% were ARMS and 40.7% were fixed-rate loans. Adjustable-rate loans comprised 71.6% of Advantage’s total loans outstanding l at December 31, 2005.
     Construction Loans. Advantage offers residential construction loans both to owner-occupants and to builders for homes being built under contract with owner-occupants. Advantage also makes loans to persons constructing projects for investment purposes. At December 31, 2005, a total of $74.6 million, or approximately 8.8% of Advantage’s total loans, consisted of construction loans, primarily for one- to four-family properties.
     Construction loans to owner-occupants are 30-year fixed rate, 15-year fixed rate, or seven-year balloon loans or adjustable-rate long-term loans on which the borrower pays only interest on the disbursed portion during the construction period. Some construction loans to builders, however, have terms of up to 24 months at fixed or adjustable rates of interest.
     Construction loans for investment properties involve greater underwriting and default risks to Advantage than loans secured by mortgages on existing properties or construction loans for single-family residences. Loan funds are advanced upon the security of the project under construction, which is more difficult to value in the case of investment properties before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate precisely the total loan funds required to complete a project and the related Loan-to-Value Ratios. In the event a default on a construction loan occurs and foreclosure follows, Advantage could be adversely affected in that it would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 2005, Advantage had six construction loans in the total amount of $811,000 on investment properties.
     Nonresidential Real Estate Loans. Advantage originates loans secured by mortgages on nonresidential real estate, including retail, office and other types of business facilities. Nonresidential real estate loans are generally made on an adjustable-rate basis for terms of up to 25 years. Nonresidential real estate loans originated by Advantage generally have an LTV of 80% or less. The largest nonresidential real estate loan outstanding at December 31, 2005, was a $5.8 million loan secured by a health care facility. Nonresidential real estate loans comprised $105.4 million, or 12.4% of total loans at December 31, 2005.
     Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Advantage has endeavored to reduce this risk by carefully evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property, the debt service ratio and cash flow analysis, the quality and characteristics of the income stream generated by the property and appraisals supporting the property’s valuation.

     Consumer and Other Loans. Advantage makes various types of consumer loans, including loans made to depositors on the security of their savings deposits, automobile loans, home improvement loans, home equity line of credit loans and unsecured personal loans. Home equity loans are generally made at a variable rate of interest for terms of up to 10 years. Most other consumer loans are generally made at fixed rates of interest for terms of up to 10 years. The risk of default on consumer loans during an economic recession is greater than for residential mortgage loans. Included in consumer and other loans is approximately $51.5 million of multifamily loans of which the largest is $3.0 million secured by an apartment building. At December 31, 2005, education, consumer and other loans constituted $22.1 million of Camco’s total loans.
     Developed Building Lots. Advantage originates loans secured by developed building lots. These loans generally are made on an adjustable-rate basis for terms of up to five years. Developed building lots generally have an LTV of 75% or less.
     Loan Solicitation and Processing. Loan originations are developed from a number of sources, including: solicitations by Advantage’s lending staff; referrals from real estate brokers, loan brokers and builders; participations with other banks; continuing business with depositors, other borrowers and real estate developers; and walk-in customers. Advantage’s management stresses the importance of individualized attention to the financial needs of its customers.
     The loan origination process is decentralized, with each of Advantage’s divisions having autonomy in loan processing and approval for its respective market area. Mortgage loan applications from potential borrowers are taken by one of the loan officers of the division originating the loan, after which they are forwarded to the division’s loan department for processing. On new loans, the Bank typically obtains a credit report, verification of employment and other documentation concerning the borrower and orders an appraisal of the fair market value of the collateral which will secure the loan, if any. The collateral is thereafter physically inspected and appraised by a staff appraiser or by a designated fee appraiser approved by the Board of Directors of Advantage. Upon the completion of the appraisal and the receipt of all necessary information regarding the borrower, the loan is approved by the loan officer up to such officer’s maximum loan approval authority. Loans above an individual’s authority receive additional approval by officers with higher loan approval authority. If the loan is approved, an attorney’s opinion of title or title insurance is obtained on the real estate which will secure the loan. Borrowers are required to carry satisfactory fire and casualty insurance and, if applicable, flood and private mortgage insurance, and to name Advantage as an insured mortgagee.
     The procedure for approval of construction loans is the same as for residential mortgage loans, except that the appraiser evaluates the building plans, construction specifications and construction cost estimates. Advantage also evaluates the feasibility of the proposed construction project.
     Consumer loans are underwritten on the basis of the borrower’s credit history and an analysis of the borrower’s income and expenses, ability to repay the loan and the value of the collateral, if any.
     Loan Originations, Purchases and Sales. Advantage has been actively originating new 30-year, 15-year, 10-year fixed-rate and seven-year balloon real estate loans as well as adjustable-rate real estate loans, consumer loans and commercial loans. Generally all residential fixed-rate loans made by Advantage are originated with documentation which will permit a possible sale of such loans to secondary mortgage market investors. When a mortgage loan is sold to the investor, Advantage generally services the loan by collecting monthly payments of principal and interest and forwarding such payments to the investor, net of a servicing fee. During the year ended December 31, 2005, Advantage also sold loans with servicing released. Fixed-rate loans not sold and generally all of the ARMs originated by Advantage are held in Advantage’s loan portfolio. During the year ended December 31, 2005, Advantage sold approximately $69.7 million in loans. Advantage recognized a gain of $1.0 million in mortgage servicing rights during 2005, while amortization of mortgage servicing rights totaled $972,000 for the year ended December 31, 2005.

     From time to time, Advantage sells participation interests in mortgage loans originated by it and purchases whole loans or participation interests in loans originated by other lenders. Advantage held whole loans and participations in loans originated by other lenders of approximately $40.4 million at December 31, 2005. Loans which Advantage purchases must meet or exceed the underwriting standards for loans originated by Advantage.
     In recent years, Advantage has purchased mortgage-backed securities insured or guaranteed by U.S. Government agencies in order to improve Camco’s asset yield by profitably investing excess funds. Advantage intends to continue to purchase such mortgage-backed securities when conditions favor such an investment. See “Investment Activities.”
     The following table presents Advantage’s mortgage loan origination, purchase, sale and principal repayment activity for the periods indicated:

	Year ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Loans originated:
Construction	$45,066	$45,826	$37,791	$54,114	$35,330
Permanent	121,033	164,540	422,021	447,379	240,625
Consumer and other	234,214	126,168	147,668	70,772	83,126

Total loans originated	400,313	336,534	607,480	572,265	359,081

Loans purchased (1)	14,490	70,602	126,006	116,306	17,755

Reduction
Principal repayments (1)	344,344	243,074	407,521	441,419	273,212
Loans sold (1)	69,734	130,801	337,376	239,636	215,289
Transfers from loans to real estate owned	3,725	6,591	4,010	1,270	3,208

Total reductions	(417,803)	(380,466)	(748,907)	(682,325)	(491,709)

Increase (decrease) in other items, net (2)	(1,559)	(2,655)	(8,167)	(1,142)	(3,162)
Decrease due to sales (3)	—	(42,634)	—	—	—
Increase due to mergers (4)	—	49,050	—	—	81,426

Net increase (decrease)	$(4,559)	$30,431	$(23,588)	$5,104	$(36,609)

(1)	Includes mortgage-backed securities.

(2)	Other items primarily consist of amortization of deferred loan origination fees, the provision for losses on loans and unrealized gains on mortgage-backed securities designated as available for sale.

(3)	The 2004 decrease resulted from the sale of the Ashland division.

(4)	The 2001 increase resulted from the acquisition of Columbia Financial and the 2004 increase resulted from the acquisition of London.
     Lending Limit. Federal regulations and Ohio law generally impose a lending limit on the aggregate amount that a depository institution can lend to one borrower to an amount equal to 15% of the institution’s total capital for risk-based capital purposes plus any loan reserves not already included in total capital (the “Lending Limit Capital”). A depository institution may loan to one borrower an additional amount not to exceed 10% of the institution’s Lending Limit Capital, if the additional amount is fully secured by certain forms of “readily marketable collateral.” Real estate is not considered “readily marketable collateral.” In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated.
     The largest amount which Advantage could have loaned to one borrower at December 31, 2005, was approximately $12.5 million. The largest amount Advantage had outstanding to one borrower and related persons or entities at December 31, 2005, was $8.1 million, which consisted of 9 loans secured by various types of commercial real estate, including commercial real estate in development and building lots.

     Loan Origination and Other Fees. In addition to interest earned on loans, Advantage may receive loan origination fees or “points” of generally up to 2.0% of the loan amount, depending on the type of loan, plus reimbursement of certain other expenses. Loan origination fees and other fees are a volatile source of income, varying with the volume of lending and economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment to yield over the life of the related loan in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91.
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
     Real estate which has been acquired by Advantage as a result of foreclosure or by deed in lieu of foreclosure is classified as “real estate owned” until it is sold. “Real estate owned” is recorded at the lower of the book value of the loan or the fair value of the property less estimated selling expenses at the date of acquisition. Periodically, “real estate owned” is reviewed to ensure that fair value is not less than carrying value, and any write-down resulting therefrom is charged to earnings as a provision for losses on real estate acquired through foreclosure. All costs incurred from the date of acquisition are expensed in the period paid.
     The following table reflects the amount of loans in a delinquent status as of the dates indicated:

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans delinquent for:
30 to 89 days	$9,490	$12,302	$8,682	$10,524	$14,238
90 or more days	13,922	9,794	13,608	13,625	7,885

Total delinquent loans	$23,412	$22,096	$22,290	$24,149	$22,123

Ratio of total delinquent loans to total net loans (1)	2.76%	2.64%	2.77%	3.03%	2.54%

(1)	Total net loans includes loans held for sale.

     Nonaccrual status denotes loans greater than 90 days past due for which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet nonaccrual criteria as established by regulatory authorities. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectibility of the loan. The following table sets forth information with respect to Advantage’s nonaccrual and delinquent loans for the periods indicated.

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans accounted for on nonaccrual basis:
Real estate:
Residential	$10,267	$7,922	$12,135	$11,021	$3,677
Nonresidential	3,109	463	357	1,726	367
Commercial	387	—	—	—	—
Consumer and other	159	1,409	1,116	878	393

Total nonaccrual loans	13,922	9,794	13,608	13,625	4,437
Accruing loans delinquent 90 days or more:
Real estate:
Residential	—	—	—	—	2,564
Nonresidential	—	—	—	—	206
Consumer and other	—	—	—	—	678

Total loans 90 days past due	—	—	—	—	3,448

Total nonperforming loans	$13,922	$9,794	$13,608	$13,625	$7,885

Allowance for loan losses	$6,959	$6,476	$5,641	$5,490	$4,256

Nonperforming loans as a percent of total net loans (1)	1.64%	1.17%	1.69%	1.71%	.90%

Allowance for loan losses as a percent of nonperforming loans	50.0%	66.1%	41.5%	40.3%	54.0%

(1)	Includes loans held for sale.
     The amount of interest income that would have been recorded had nonaccrual loans performed in accordance with contractual terms totaled approximately $685,000 for the year ended December 31, 2005. Interest collected on such loans and included in net earnings was $189,000.
     At December 31, 2005, there were no loans which were not classified as nonaccrual, 90 days past due or restructured which management considered classifying in the near future due to concerns as to the ability of the borrowers to comply with repayment terms. Management changed the policy for designating loans as nonaccrual during 2002 to include all loans greater than 90 days past due.
     Federal regulations require the Bank to classify its assets on a regular basis. Problem assets are to be classified as either (i) “substandard,” (ii) “doubtful” or (iii) “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the same weaknesses as substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of existing facts, conditions and value. Assets classified as “loss” are considered uncollectible and of such little value that their treatment as assets without the establishment of a specific reserve is unwarranted. Federal regulations provide for the reclassification of real estate assets by federal examiners.

               At December 31, 2005, the aggregate amounts of Camco’s classified assets excluding impaired loans were as follows:

At December 31, 2005
(In thousands)
Classified assets:
Substandard	$8,120
Doubtful	3
Loss	17

Total classified assets	$8,140

     The interpretive guidance of the regulations also includes a “special mention” category, consisting of assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management’s close attention. Advantage had assets in the amount of $3.1 million designated as “special mention” at December 31, 2005.
     Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. The following table sets forth an analysis of Advantage’s allowance for loan losses:

	Year ended December 31,
	2005	2004	2003	2002	2001
		(Dollars in thousands)
Balance at beginning of year	$6,476	$5,641	$5,490	$4,256	$2,906
Charge-offs:
1-4 family residential real estate	877	1,142	509	134	66
Multifamily and nonresidential real estate	146	25	418	—	12
Consumer and other	257	430	392	73	657

Total charge-offs	1,280	1,597	1,319	207	735

Recoveries:
1-4 family residential real estate	265	180	17	23	3
Consumer and other	18	9	7	249	23

Total recoveries	283	189	24	272	26

Net (charge-offs) recoveries	(997)	(1,408)	(1,295)	65	(709)
Provision for losses on loans	1,480	1,620	1,446	1,169	759
Increase attributable to mergers (1)	—	623	—	—	1,300

Balance at end of year	$6,959	$6,476	$5,641	$5,490	$4,256

Net (charge-offs) recoveries to average loans	(.12)%	(.17)%	(.17)%	.01%	(.08)%

(1)	The 2004 increase resulted from the acquisition of London and the 2001 increase resulted from the acquisition of Columbia Financial.

     The following table sets forth the allocation of Advantage’s allowance for loan losses by type of loan at the dates indicated:

	At December 31,
	2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
					(Dollars in thousands)
Balance at year end applicable to:
Secured loans	$5,262	95.8%	$4,915	94.9%	$4,452	90.3%	$4,910	91.5%	$3,418	92.1%
Unsecured loans	1,697	4.2	1,561	5.1	1,189	9.7	580	8.5	838	7.9

Total	$6,959	100.0%	$6,476	100.0%	$5,641	100.0%	$5,490	100.0%	$4,256	100.0%

Investment and Mortgage-Backed Securities Activities
     Federal regulations require that Advantage maintain a minimum amount of liquid assets, which may be invested in United States Treasury obligations, securities of various agencies of the federal government, certificates of deposit at insured banks, bankers’ acceptances and federal funds sold. Advantage is also permitted to make limited investments in commercial paper, corporate debt securities and certain mutual funds, as well as other investments permitted by federal laws and regulations.
     The following table sets forth the composition of Camco’s investment and mortgage-backed securities portfolio, except its stock in the FHLB of Cincinnati, at the dates indicated:

	At December 31,
	2005				2004				2003
	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
	cost	total	value	total	cost	total	value	total	cost	total	value	total
						(Dollars in thousands)
Held to maturity:
U.S. Government agency obligations	$—	—%	$—	—%	$2,999	2.8%	$2,997	2.7%	$—	—%	$—	—%
Municipal bonds	919	0 .8	947	0.8	1,124	1.0	1,177	1.1	1,130	1.0	1,204	1.0
Mortgage-backed securities	3,257	2.8	3,251	2.9	4,146	3.8	4,188	3.9	7,704	6.8	7,839	6.9

Total	4,176	3.6	4,198	3.7	8,269	7.6	8,362	7.7	8,834	7.8	9,043	7.9
Available for sale:
U.S. Government agency obligations	47,993	41.3	47,374	41.7	18,007	16.6	17,921	16.5	25,640	22.6	25,881	22.7
Municipal bonds	346	0.3	348	0.3	523	0.5	536	0.5	625	.05	651	0.6
Corporate equity securities	159	0.1	185	0.1	247	0.2	387	0.4	330	0.3	476	0.4
Treasury	—	—	—	—	999	0.9	995	0.9	—	—	—	—
Mortgage-backed securities	63,536	54.7	61,607	54.2	80,782	74.2	80,321	74.0	78,017	68.8	77,916	68.4

Total	112,034	96.4	109,514	96.3	100,558	92.4	100,160	92.3	104,612	92.2	104,924	92.1

Total investments and mortgage-backed securities	$116,210	100.0%	$113,712	100.0%	$108,827	100.0%	$108,522	100.0%	$113,446	100.0%	$113,967	100.0%

     The following table presents the contractual maturities or terms to repricing of Camco’s investment securities, except its stock in the FHLB of Cincinnati and corporate equity securities, and the weighted-average yields at December 31, 2005:

	At December 31, 2005
			After one		After five
	One year or less		through five years		through ten years		After ten years		Total
											Weighted-
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	average
	cost	yield	cost	yield	cost	yield	cost	yield	cost	value	yield
					(Dollars in thousands)
U.S. Government Agency obligations	$4,000	3.08%	$43,993	3.97%	$—	—%	$—	—%	$47,993	$47,374	3.90%
Municipal bonds	262	4.74	661	5.39	252	6.15	90	9.89	1,265	1,295	5.73
Mortgage-backed securities	7	8.00	19,936	4.08	29,620	3.88	17,230	4.44	66,793	64,858	4.08

Total	$4,269	3.19%	$64,590	4.02%	$29,872	3.90%	$17,320	4.47%	$116,051	$113,527	4.02%
Deposits and Borrowings
     General. Deposits have traditionally been the primary source of Advantage’s funds for use in lending and other investment activities. In addition to deposits, Advantage derives funds from interest payments and principal repayments on loans, advances from the FHLB of Cincinnati and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rate and money market conditions. As part of Advantage’s asset and liability management strategy, FHLB advances and other borrowings are used to fund loan originations and for general business purposes. FHLB advances are also used on a short-term basis to compensate for reductions in the availability of funds from other sources.
     Deposits. Deposits are attracted principally from within Advantage’s primary market area through the offering of a broad selection of deposit instruments, including interest-bearing and non-interest bearing checking accounts, money market deposit accounts, regular savings accounts, term certificate accounts and retirement savings plans. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management of Advantage based on its liquidity requirements, growth goals and interest rates paid by competitors. Interest rates paid by Advantage on deposits are not limited by federal or state law or regulation. Advantage generally does not offer premiums to attract deposits. Advantage does not have a significant amount of savings accounts from outside its primary market areas.

     The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Advantage at the dates indicated:

		At December 31,
		2005		2004		2003
	Weighted-				Percent		Percent
	average rate at		Percent		of total		of total
	12/31/05	Amount	of total deposits	Amount	deposits	Amount	deposits
		(Dollars in thousands)
Withdrawable accounts:
Interest-bearing and non-interest bearing checking accounts	0.87%	$149,557	22.7%	$151,847	22.8%	$105,469	15.7%
Money market demand accounts	2.07	58,995	8.9	83,063	12.4	128,938	19.2
Passbook and statement savings accounts	0.25	61,356	9.3	70,959	10.6	74,274	11.1

Total withdrawable accounts	0.89	269,908	40.9	305,869	45.8	308,681	46.0
Certificate accounts:
Term:
Six months to one year	3.50	26,039	3.9	19,115	2.9	18,966	2.8
One to two years	3.49	141,567	21.4	77,913	11.7	61,186	9.1
Two to eight years	3.88	120,227	18.2	148,351	22.2	174,487	26.0
Negotiated rate certificates	3.83	41,224	6.3	55,845	8.3	40,670	6.1
Individual retirement accounts	3.88	61,277	9.3	60,685	9.1	67,284	10.0

Total certificate accounts	3.71	390,334	59.1	361,909	54.2	362,593	54.0

Total deposits	2.55%	$660,242	100.0%	$667,778	100.0%	$671,274	100.0%

     The following table presents the amount and contractual maturities of Camco’s time deposits at December 31, 2005:

	Amount Due
	Up to			Over
	one year	1-3 years	3-5 years	5 years	Total
	(Dollars in thousands)
Amount maturing	$239,435	$120,748	$29,081	$1,070	$390,334
Average rate	3.48%	4.03%	4.22%	4.79%	3.71%
     The following table sets forth the amount and maturities of Advantage’s time deposits in excess of $100,000 at December 31, 2005:

At December 31, 2005
Maturity	(In thousands)
Three months or less	$24,386
Over three to six months	32,487
Over six to twelve months	17,056
Over twelve months	24,688

Total	$98,617
     Borrowings. The twelve regional FHLBs function as central reserve banks, providing credit for their member institutions. As a member in good standing of the FHLB of Cincinnati, Advantage is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Advances are made pursuant to several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s regulatory capital or on the FHLB’s assessment of the institution’s creditworthiness. Under current regulations, a member institution must meet certain qualifications to be eligible for FHLB advances.

     The following table sets forth the maximum amount of Camco’s FHLB advances outstanding at any month end during the periods shown and the average aggregate balances of FHLB advances for such periods:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Maximum amount outstanding	$306,887	$295,310	$280,298

Average amount outstanding	$294,397	$277,576	$273,147

Weighted-average interest cost of FHLB advances based on month end balances	3.74%	4.89%	5.56%
     The following table sets forth certain information with respect to Camco’s FHLB advances at the dates indicated:

	At December 31,
	2005	2004	2003
	(Dollars in thousands)
Amount outstanding	$294,357	$295,310	$262,735

Weighted-average interest rate	3.94%	3.63%	5.13%
Competition
     Advantage competes for deposits with other commercial banks, savings associations, savings banks, insurance companies and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, Advantage competes with other commercial banks, savings banks, savings associations, consumer finance companies, credit unions and other lenders. Advantage competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of the services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.
Service Corporation Activities
     Advantage has no operating subsidiaries. First S&L Corporation, a subsidiary of Advantage, is inactive and was capitalized on a nominal basis at December 31, 2005.
Employees
     As of December 31, 2005, Camco had 275 full-time employees and 33 part-time employees. Camco believes that relations with its employees are good. Camco offers health and disability benefits and a 401(k) salary savings plan. None of the employees of Camco are represented by a collective bargaining unit.

REGULATION
General
     As a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), Camco is subject to regulation, examination and oversight by the Board of Governors of the Federal Reserve System (“FRB”). Although Camco is recognized as a financial holding company, most regulations pertaining to bank holding companies also apply to it. Advantage is a non-member of the FRB and is subject to regulation by the Division and the FDIC. Camco and Advantage must file periodic reports with these governmental agencies, as applicable, concerning their activities and financial condition. Examinations are conducted periodically by the applicable regulators to determine whether Camco and Advantage are in compliance with various regulatory requirements and are operating in a safe and sound manner. Advantage is also subject to certain regulations promulgated by the FRB.
Ohio Regulation
     Regulation by the Division affects the internal organization of Advantage, as well as its savings, mortgage lending and other investment activities. Periodic examinations by the Division are usually conducted on a joint basis with the federal examiners. Ohio law requires that Advantage maintain federal deposit insurance as a condition of doing business. The ability of Ohio banks to engage in certain state-authorized investments is subject to oversight and approval by the FDIC. See “Federal Deposit Insurance Corporation — State Chartered Bank Activities.”
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
Federal Deposit Insurance Corporation
     Supervision and Examination. The FDIC is responsible for the regulation and supervision of all commercial banks that are not members of the Federal Reserve System (“Non-member Banks”). The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (“BIF”) for commercial banks and certain state savings banks and the Savings Association Insurance Fund (“SAIF”) for savings associations and savings banks which were formerly organized as savings associations. As a former savings association, Advantage is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. In February 2006, the Deposit Insurance Reform Conforming Amendments Act of 2005 was signed into law. This act will, among other things, merge the BIF and SAIF.
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
     The leverage capital requirement is a minimum level of Tier 1 capital to average total consolidated assets of 4%. “Tier 1” capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less all intangibles, other than includable purchased mortgage servicing rights and credit card relationships.
     The risk-based capital requirement specifies total capital, which consists of core or Tier 1 capital and certain general valuation reserves, as a minimum of 8% of risk-weighted assets. For purposes of computing risk-based capital, assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100%, depending on their relative risk.
     The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at December 31, 2005:
Camco:

	At December 31, 2005
					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital
(to risk-weighted assets)	$92,005	12.39%	≥$59,391	≥8.0%	N/A	N/A

Tier I capital
(to risk-weighted assets)	$85,046	11.46%	≥$29,696	≥4.0%	N/A	N/A

Tier I leverage	$85,046	8.00%	≥$42,549	≥4.0%	N/A	N/A
Advantage:

	At December 31, 2005
					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital
(to risk-weighted assets)	$83,052	11.21%	≥$59,280	≥8.0%	≥$74,100	≥10.0%

Tier I capital
(to risk-weighted assets)	$76,093	10.27%	≥$29,640	≥4.0%	≥$44,460	≥ 6.0%

Tier I leverage	$76,093	7.23%	≥$42,126	≥4.0%	≥$52,657	≥5.0%
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
Transactions with Affiliates and Insiders
     All transactions between banks and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and the FRB’s Regulation W. An affiliate is any company or entity which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of a bank and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with any one affiliate up to an amount equal to 10% of such institution’s capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or the subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Exemptions from Sections 23A or 23B of the FRA may be granted only by the FRB. Advantage was in compliance with these requirements at December 31, 2005.
Change in Control
     Federal Law. The Federal Deposit Insurance Act (the “FDIA”) provides that no person, acting directly or indirectly or in concert with one or more persons, shall acquire control of any insured depository institution or holding company, unless 60-days prior written notice has been given to the primary federal regulator for that institution and such regulator has not issued a notice disapproving the proposed acquisition. Control, for purposes of the FDIA, means the power, directly or indirectly, alone or acting in concert, to direct the management or policies of an insured institution or to vote 25% or more of any class of securities of such institution. Control exists in situations in which the acquiring party has direct or indirect voting control of at least 25% of the institution’s voting shares, controls in any manner the election of a majority of the directors of such institution or is determined to exercise a controlling influence over the management or policies of such institution. In addition, control is presumed to exist, under certain circumstances where the acquiring party (which includes a group “acting in concert”) has voting control of at least 10% of the institution’s voting stock. These restrictions do not apply to holding company acquisitions. See “Holding Company Regulation”.
     Ohio Law. A statutory limitation on the acquisition of control of an Ohio bank requires the written approval of the Division prior to the acquisition by any person or entity of a controlling interest. Control exists, for purposes of Ohio law, when any person or entity which, either directly or indirectly, or acting in concert with one or more other persons or entities, owns, controls, holds with power to vote, or holds proxies representing, 15% or more of the voting shares or rights of an association, or controls in any manner the election or appointment of a majority of the directors. Ohio law also requires that certain acquisitions of voting securities that would result in the acquiring shareholder owning 20%, 33-1/3% or 50% of the outstanding voting securities of Camco must be approved in advance by the holders of at least a majority of the outstanding voting shares represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting, excluding the voting shares by the acquiring shareholder. This statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.
Holding Company Regulation
     As a financial holding company, Camco has registered with the FRB and is subject to FRB regulations, examination, supervision and reporting requirements. Because Camco is a bank holding company that has elected to become a financial holding company, some of the restrictions on its activities are reduced. Camco’s financial holding company status allows Advantage to associate or have management interlocks with business organizations engaged in securities activities. In order to maintain status as a financial holding company, Advantage must be well capitalized and well managed, and must meet Community Reinvestment Act obligations. Failure to maintain such standards may ultimately permit the FRB to take certain enforcement actions against Camco.
Federal Reserve Requirements
     FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $48.3 million (subject to an exemption of up to $7.8 million), and of 10% of net transaction accounts in excess of $48.3 million. At December 31, 2005, Advantage was in compliance with its reserve requirements.

Item 1A. Risk Factors.
     Like all financial companies, Camco’s business and results of operations are subject to a number of risks, many of which are outside of our control. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact our business and future results of operations.
Changes in interest rates could adversely affect our financial condition and results of operations.
     Our results of operations depend substantially on our net interest income, which is the difference between (i) interest income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and (ii) interest expense on deposit accounts and borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions, inflation, recession, unemployment, money supply and the policies of various governmental and regulatory authorities. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that these measures will be effective in avoiding undue interest rate risk.
     Increases in interest rates can affect the value of loans and other assets, including our ability to realize gains on the sale of assets. We originate loans for sale and for our portfolio. Increasing interest rates may reduce the origination of loans for sale and consequently the fee income we earn on such sales. Further, increasing interest rates may adversely affect the ability of borrowers to pay the principal or interest on loans and leases, resulting in an increase in non-performing assets and a reduction of income recognized.
     In contrast, decreasing interest rates have the effect of causing clients to refinance mortgage loans faster than anticipated. This causes the value of assets related to the servicing rights on loans sold to be lower than originally anticipated. If this happens, we may need to write down our servicing assets faster, which would accelerate our expense and lower our earnings.
Credit risks could adversely affect our results of operations.
     There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or that the value of the collateral securing loans will decrease. We extend credit to a variety of customers based on internally set standards and judgment. We attempt to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. However, conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may increase our credit risk. Such adverse changes in the economy may have a negative impact on the ability of borrowers to repay their loans. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. In addition, substantially all of our loans are to individuals and businesses in Ohio. Consequently, any decline in the economy of this market area could have a materially adverse effect on our financial condition and results of operations.
We operate in an extremely competitive market, and our business will suffer if we are unable to compete effectively.
     In our market area, we encounter significant competition from other commercial banks, savings associations, savings banks, insurance companies, consumer finance companies, credit unions, other lenders and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The increasingly competitive environment is a result primarily of changes in regulation and the accelerating pace of consolidation among financial service providers. Many of our competitors have substantially greater resources and lending limits than we do and may offer services that we do not or cannot provide.
Legislative or regulatory changes or actions could adversely impact the financial services industry.
     The financial services industry is extensively regulated. Federal and state banking laws and regulations are primarily intended for the protection of consumers, depositors and the deposit insurance funds, not to benefit our stockholders. Changes to laws and regulations or other actions by regulatory agencies may negatively impact us.

Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. The significant federal and state banking regulations that affect us are described in this 10-K under the heading “Regulation.”
Our ability to pay cash dividends is limited.
     We are dependent primarily upon the earnings of our operating subsidiaries for funds to pay dividends on our common shares. The payment of dividends by our subsidiaries is subject to certain regulatory restrictions. As a result, any payment of dividends in the future by Camco will be dependent, in large part, on our subsidiaries’ ability to satisfy these regulatory restrictions and our subsidiaries’ earnings, capital requirements, financial condition and other factors. Although our financial earnings and financial condition have allowed us to declare and pay periodic cash dividends to our stockholders, there can be no assurance that our dividend policy or size of dividend distribution will continue in the future.
The preparation of financial statements requires management to make estimates about matters that are inherently uncertain.
     Management’s accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. Two of the most critical estimates are the level of the allowance of loan losses and the valuation of mortgage servicing rights. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the provided allowance, nor that we will not recognize a significant provision for the impairment of mortgage servicing rights.
Our organizational documents may have the effect of discouraging a third party from acquiring us.
     Our certificate of incorporation and bylaws contain provisions that make it more difficult for a third party to gain control or acquire us. These provisions also could discourage proxy contests and may make it more difficult for dissident stockholders to elect representatives as directors and take other corporate actions. These provisions of our governing documents may have the effect of delaying, deferring or preventing a transaction or a change in control that might be in the best interest of our stockholders.
We face risks with respect to future expansion.
     We may acquire other financial institutions in the future and we may engage in de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services. We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. Also, we may issue equity securities in connection with future acquisitions, which would dilute current stockholders’ ownership interests.
Item 1B. Unresolved Staff Comments.
     None.

Item 2. Properties.
     The following table provides the location of, and certain other information pertaining to, Camco’s office premises as of December 31, 2005:

	Year facility	Leased
	commenced	or		Net book
Office Location	operations	owned		value (1)
134 E. Court Street
Washington Court House, Ohio	1963	Owned	(2)	$702,032

1050 Washington Ave.
Washington Court House, Ohio	1996	Owned		509,217

1 N. Plum Street
Germantown, Ohio	1998	Owned		506,897

687 West Main Street
New Lebanon, Ohio	1998	Owned		70,784

2 East High Street
London, Ohio	2004	Owned		618,613

3002 Harrison Avenue
Cincinnati, Ohio	2000	Owned		1,413,273

1101 St. Gregory Street
Cincinnati, Ohio	2000	Leased	(3)

5071 Glencrossing Way
Cincinnati, Ohio	2000	Leased	(4)

126 S. 9th Street Cambridge, Ohio	1998	Owned		86,637

226 Third Street Marietta, Ohio	1976	Owned	(5)	626,783

1925 Washington Boulevard Belpre, Ohio	1979	Owned		71,426

478 Pike Street Marietta, Ohio	1998	Leased	(6)	559,279

814 Wheeling Avenue Cambridge, Ohio	1963	Owned		839,769

327 E. 3rd Street Uhrichsville, Ohio	1975	Owned		72,906

175 N. 11th Street Cambridge, Ohio	1981	Owned		376,015

(Footnotes begin on page 23)

	Year facility	Leased
	commenced	or		Net book
Office Location	operations	owned		value (1)
209 Seneca Avenue Byesville, Ohio	1978	Leased	(7)

547 S. James Street Dover, Ohio	2002	Owned		$372,254

2497 Dixie Highway Ft. Mitchell, Kentucky	2001	Owned		616,149

401-7 Pike Street Covington, Kentucky	2001	Owned		103,335

3522 Dixie Highway Erlanger, Kentucky	2001	Owned		35,594

7550 Dixie Highway Florence, Kentucky	2001	Owned		475,301

191 Eastern Heights Shopping Center Huntington, West Virginia	1997	Leased	(8)	703

6901 Glenn Highway Cambridge, Ohio	1999	Owned		1,244,533

1320 D 4th Street, N.W. New Philadelphia, Ohio	1985	Leased	(9)

100 E. Wilson Bridge Road — Suite #105 & 110 Worthington, Ohio	2004	Leased	(10)	61,778

6269 Frank Ave. N. Canton, Ohio	1992	Leased	(11)

1500 Grand Central Ave.— Suite #102 Vienna, West Virginia	2004	Leased	(12)	257,819

123 Southgate Parkway Cambridge, Ohio	2005	Leased	(13)	185,262

Tylersville Road Mason, Ohio	2006	Leased	(14)

1104 Eagleton Blvd. London, Ohio	2006	Leased	(15)

(Footnotes on following page)

(1)	Net book value amounts are for land, buildings, improvements and construction in progress.

(2)	The 134 E. Court Street facility also serves as the Camco Title — Washington Court House office.

(3)	The lease is currently on a month to month basis. Branch office will be moved to 111 Gregory Street in February 2006. The lease on new branch will expire in October 2010.

(4)	The lease expires in November 2010.

(5)	The 226 Third Street facility also serves as the Camco Title — Marietta office.

(6)	The lease expires in November 2017. Advantage has the option to renew for two five-year terms. The lease is for land only.

(7)	The lease expires in September 2010. Advantage has the option to renew the lease for a five-year term.

(8)	The lease is currently on a month to month basis.

(9)	The lease expires in December 2009.

(10)	The lease expires in September 2008. Advantage has the option to renew for two five-year terms.

(11)	The lease expires in August 2006. Advantage has the option to renew for a one-year term.

(12)	The lease expires in October 2013. Advantage has to option to renew for three five-year terms.

(13)	The lease expires in June 2012. Advantage has the option to purchase at a cost of $120,000.

(14)	Payment on lease will begin upon occupancy, approximately third quarter 2006. The lease expires February 2016. Advantage has the option to renew the lease for two five-year terms.

(15)	The lease term will begin approximately second quarter 2006. The lease expires twelve months after the term begins. Advantage has the option to renew for three five-year terms.
          Camco also owns furniture, fixtures and equipment. The net book value of Camco’s investment in office premises and equipment totaled $11.6 million at December 31, 2005. See Note E of Notes to Consolidated Financial Statements for additional information.
Item 3. Legal Proceedings.
          Neither Camco nor Advantage is presently engaged in any legal proceedings of a material nature. From time to time, Advantage is involved in legal proceedings to enforce its security interest in collateral taken as security for its loans.
Item 4. Submission of Matters to a Vote of Security Holders.
          Not applicable.

PART II
Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Common Stock.
          At February 6, 2006, Camco had 7,578,713 shares of common stock outstanding and held of record by approximately 2,006 stockholders. Price information for Camco’s common stock is quoted on The Nasdaq National Market (“Nasdaq”) under the symbol “CAFI.” The table below sets forth the high and low trade information for the common stock of Camco, together with the dividends declared per share of common stock, for each quarter of 2005, 2004 and 2003.

			Cash
			dividends
	High	Low	declared
Year ended December 31, 2005
Quarter ending:
December 31, 2005	$14.68	$13.78	$0.145
September 30, 2005	14.65	13.90	0.145
June 30, 2005	14.50	13.14	0.145
March 31, 2005	16.80	13.97	0.145

Year ended December 31, 2004
Quarter ending:
December 31, 2004	$15.79	$14.94	$0.145
September 30, 2004	15.67	14.07	0.145
June 30, 2004	16.93	12.77	0.145
March 31, 2004	17.62	16.40	0.145

Year ended December 31, 2003
Quarter ending:
December 31, 2003	$18.39	$17.06	$0.145
September 30, 2003	18.23	15.90	0.145
June 30, 2003	17.00	15.00	0.140
March 31, 2003	17.08	14.21	0.140
Equity Compensation Plan Information
All purchases of shares during the year related to the 5% stock repurchase program announced April 26, 2005.

			Maximum Number
			Of Shares that May
Period of	Number of shares	Average price paid	Yet be Purchased
Repurchase	purchased	per share	Under the Program
April 1– April 30	0	N/A	383,937
May 1–31	45,000	$13.83	338,937
June 1–30	0	N/A	338,937
July 1–31	5,000	$14.07	333,937
August 1–31	37,000	$14.49	296,937
September 1–30	19,900	$14.24	277,037
October 1–31	5,000	$14.15	272,037
November 1–30	17,000	$14.26	255,037
December 1–31	25,700	$14.37	229,337

Total	154,600	$14.20	229,337

Item 6. Selected Consolidated Financial Data.
          The following tables set forth certain information concerning the consolidated financial position and results of operations of Camco for the periods indicated. This selected consolidated financial data should be read in conjunction with the consolidated financial statements appearing elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA:(1)
		At December 31,
	2005	2004	2003	2002	2001
		(In thousands)
Total amount of:
Assets	$1,071,248	$1,065,823	$1,039,151	$1,083,240	$1,102,652
Interest-bearing deposits in other financial institutions	11,299	17,045	30,904	36,807	89,299
Investment securities available for sale — at market	47,907	19,839	27,008	38,789	305
Investment securities held to maturity	919	4,123	1,130	5,368	18,872
Mortgage-backed securities available for sale — at market	61,607	80,321	77,916	97,332	6,975
Mortgage-backed securities held to maturity	3,257	4,146	7,704	20,000	30,765
Loans receivable — net (2)	848,710	836,666	805,082	796,958	871,446
Deposits	660,242	667,778	671,274	694,072	730,075
FHLB advances and other borrowings	307,223	295,310	262,735	276,276	258,850
Stockholders’ equity — substantially restricted	90,763	89,321	92,543	98,601	95,171

SELECTED CONSOLIDATED OPERATING DATA: (1)
		Year ended December 31,
	2005	2004	2003	2002	2001
		(In thousands, except per share data)
Total interest income	$57,078	$52,948	$54,875	$66,002	$74,372
Total interest expense	26,529	27,512	31,237	38,556	48,433

Net interest income	30,549	25,436	23,638	27,446	25,939
Provision for losses on loans	1,480	1,620	1,446	1,169	759

Net interest income after provision for losses on loans	29,069	23,816	22,192	26,277	25,180
Other income	6,584	7,082	11,411	10,100	7,153
Sale of branch deposits and premises, net	8	6,626	—	—	—
General, administrative and other expense	22,754	22,841	22,404	21,682	18,948
Restructuring charges (credits) related to charter consolidation	—	—	—	(112)	950
FHLB advance prepayment fees	—	18,879	1,292	—	—

Earnings (loss) before federal income taxes (credits)	12,907	(4,196)	9,907	14,807	12,435
Federal income taxes (credits)	4,141	(1,660)	3,051	4,802	3,891

Net earnings (loss)	8,766	(2,536)	6,856	10,005	8,544

Prepayment fees, restructuring charges (credits) and gain on sale of Ashland branches (net of related tax effects)	—	8,440	853	(74)	627

Net earnings from operations	$8,766	$5,904	$7,709	$9,931	$9,171

Earnings (loss) per share:
Basic	$1.15	$(.34)	$.92	$1.27	$1.20

Basic from operations (3)	$1.15	$.79	$1.03	$1.26	$1.29

Diluted	$1.15	N/A	$.91	$1.25	$1.19

Diluted from operations (3)	$1.15	$.79	$1.02	$1.24	$1.28

		Year ended December 31,
	2005	2004	2003	2002	2001

Return on average assets (4)	0.82%	(0.24)%	0.65%	0.92%	0.80%
Return on average assets from operations (4)	0.82	0.56	0.73	0.91	0.86
Return on average equity (4)	9.73	(2.79)	7.17	10.33	9.83
Return on average equity from operations (4)	9.73	6.49	8.07	10.25	10.55
Average equity to average assets (4)	8.43	8.64	9.01	8.86	8.13
Dividend payout ratio (5)	50.43	N/A (6)	61.96	41.34	40.00

(1)	The information as of December 31, 2004 reflects the acquisition of London Financial Corporation. The information as of December 31, 2001 reflects the acquisition of Columbia Financial of Kentucky, Inc. These combinations were accounted for using the purchase method of accounting.

(2)	Includes loans held for sale.

(3)	Represents a pro-forma presentation based upon net earnings from operations divided by weighted-average basic and diluted shares outstanding. For 2005, diluted earnings per share from operations is based on 7,648,706 diluted shares assumed to be outstanding.

(4)	Ratios are based upon the mathematical average of the balances at the beginning and the end of the year.

(5)	Represents dividends per share divided by basic earnings per share.

(6)	Not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
          Since its incorporation in 1970, Camco has evolved into a full-service provider of financial products to the communities served by Advantage. Utilizing a common marketing theme based on Camco’s commitment to personalized customer service, Camco and its affiliates have grown from $22.4 million of consolidated assets in 1970 to $1.1 billion of consolidated assets at December 31, 2005. Camco’s rate of growth is largely attributable to its acquisitions and its continued expansion of product lines from the limited deposit and loan offerings which the Bank could offer in the heavily regulated environment of the 1970s to the wider array of financial service products that commercial banks traditionally offer. Additionally, Camco has enhanced its operational growth, to a lesser extent, by chartering a title insurance agency.
          Management believes that continued success in the financial services industry will be achieved by those institutions with a rigorous dedication to building value-added customer-oriented organizations. Toward this end, each of the Bank’s divisions has the ability to make local decisions for customer contacts and services, however back-office operations are consolidated and centralized. Based on consumer preferences, the Bank’s management designs financial service products with a view towards differentiating each of the constituent divisions from its competition. Management believes that the Bank divisions’ ability to rapidly adapt to consumer needs and preferences is essential to them as community-based financial institutions competing against the larger regional and money-center bank holding companies.
          Camco’s profitability depends primarily on its level of net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on deposit accounts and borrowings. In recent years, Camco’s operations have also been heavily influenced by its level of other income, including mortgage banking income and other fee income. Camco’s operations are also affected by general, administrative and other expenses, including employee compensation and benefits, occupancy expense, data processing, franchise taxes, advertising, other operating expenses and federal income tax expense.
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
          Camco believes that the presentation of the non-GAAP financial measures in this report assist management and investors to compare results period-to-period in a more meaningful and consistent manner and provide a better measure of results for Camco’s ongoing operations.

Critical Accounting Policies
     “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this annual report, are based upon Camco’s consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires Camco to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under US GAAP.
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
     The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions. Also considered as part of that judgment is a review of the Bank’s trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and economic factors.
     The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on management’s current judgment about the credit quality of the loan portfolio. While management strives to reflect all known risk factors in its evaluations, judgment errors may occur.
Mortgage Servicing Rights
     To determine the fair value of its mortgage servicing rights (“MSRs”) each reporting quarter, Advantage transmits information to a third party provider, representing individual loan information in each pooling period accompanied by escrow amounts. The third party then evaluates the possible impairment of MSRs as described below.
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

Discussion of Financial Condition Changes from December 31, 2004 to December 31, 2005
     At December 31, 2005, Camco’s consolidated assets totaled $1.1 billion, an increase of $5.4 million, or .5%, from the December 31, 2004 total. The increase in total assets was comprised primarily of increases in investments available for sale and loans receivable, as extra cash was deployed into higher interest earning assets.
     Cash and interest-bearing deposits in other financial institutions totaled $33.1 million at December 31, 2005, a decrease of $9.8 million, or 22.9%, from December 31, 2004 levels. Investment securities totaled $48.8 million at December 31, 2005, an increase of $24.9 million, or 103.8%, from the total at December 31, 2004. Investment securities purchases were comprised of $36.1 million of intermediate callable agency securities, with an average yield of 4.2%. Such purchases were offset by maturities of $10.4 million and sales of $302,000 during the year.
     Mortgage-backed securities totaled $64.9 million at December 31, 2005, a decrease of $19.6 million, or 23.2%, from December 31, 2004. Mortgage-backed securities purchases totaled $3.3 million, while principal repayments totaled $21.0 million during the year ended December 31, 2005. Purchases of mortgage-backed securities during the year were comprised primarily of pass-through mortgage-backed securities yielding 4.2% issued by Federal Home Loan Mortgage Corporation.
     Loans receivable and loans held for sale totaled $848.7 million at December 31, 2005, an increase of $12.0 million, or 1.4%, over the total at December 31, 2004. The increase resulted primarily from loan disbursements and purchases totaling $411.5 million, which were offset by principal repayments of $323.3 million and loan sales of $69.7 million. Loan origination volume, including purchases of loans, was greater than that of the comparable 2004 period by $47.6 million, or 13.1%, while the volume of loan sales decreased by $48.2 million year to year. The increase in total loans originated and purchased is primarily attributable to an increase in commercial and consumer loan originations. The number of loans originated for sale in the secondary market continues to decline as long term rates have risen. The rise in interest rates resulted in an increase in the production of adjustable rate loans for the portfolio. Instead of selling adjustable rate loans, Camco has typically held them in its portfolio as an integral part of its strategy to build interest rate sensitive assets for interest rate risk purposes. Loan originations during the 12 month period were comprised primarily of $166.1 million of loans secured by one- to four- family residential real estate, $147.0 million in loans secured by commercial real estate and $98.4 million in consumer and other loans. Management intends to continue to expand its consumer and commercial real estate lending in future periods as a means of increasing the yield on its loan portfolio.
     The allowance for loan losses totaled $7.0 million and $6.5 million at December 31, 2005 and 2004, respectively, representing 50.0% and 66.1% of nonperforming loans at those dates. Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $13.9 million and $9.8 million at December 31, 2005 and December 31, 2004, respectively, constituting 1.64% and 1.17% of total net loans, including loans held for sale, at those dates. At December 31, 2005, nonperforming loans were comprised of $7.9 million of loans secured by one- to four-family residential real estate, $5.8 million of loans secured by multi-family, nonresidential real estate and commercial loans and $300,000 of consumer and other loans. Although management believes that its allowance for loan losses at December 31, 2005 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco’s results of operations.
     Deposits totaled $660.2 million at December 31, 2005, a decrease of $7.5 million, or 1.1%, from December 31, 2004 levels. The decrease resulted from decreases of a $23.7 million in money market accounts, $9.6 million in savings accounts and $8.5 million in interest bearing checking accounts, which decreases were partially offset by increases of $28.4 million in certificates of deposit and $5.8 million in non-interest bearing checking accounts. The increase in certificates of deposit is a result of the Bank actively pursuing the extension of deposit maturity in a rising rate environment, while the decrease in money markets, interest bearing checking accounts and savings accounts was due to highly competitive pricing in the Bank’s market area.

     Advances from the FHLB and other borrowings increased by $11.9 million, or 4.0%, to a total of $307.2 million at December 31, 2005. The increase was due primarily to the introduction of consumer sweep/repurchase agreements.
     Stockholders’ equity totaled $90.8 million at December 31, 2005, a $1.4 million, or 1.6%, increase from December 31, 2004. The increase resulted primarily from net income of $8.8 million and proceeds from the exercise of stock options of $591,000, which were partially offset by dividends of $4.4 million, treasury buyback of stock of $2.2 million and a $1.4 million decrease in the unrealized gains on available for sale securities.
     Camco and the Bank are required to maintain minimum regulatory capital pursuant to federal regulations. During 2005, management was notified by its primary regulators that Advantage was categorized as well-capitalized under the regulatory framework for prompt corrective action. At December 31, 2005, the regulatory capital of Camco and the Bank exceeded all regulatory capital requirements.
Comparison of Results of Operations for the Years Ended December 31, 2005 and December 31, 2004
     General. Camco’s net earnings for the year ended December 31, 2005, totaled $8.8 million, an increase of $11.3 million, or 445.7%, from the $2.5 million of loss reported in 2004. The increase in earnings was primarily attributable to a one-time charge in 2004 of $18.9 million in pre-tax expense associated with the restructuring portion of the Bank’s FHLB borrowings, offset in 2004 partially by a $6.1 million gain due to the sale of the Ashland division. Excluding these extraordinary items, earnings for the year increased $2.87 million primarily due to the $4.1 million increase of net interest income and the $1.0 decrease of other income.
     In December 2004, Camco announced the restructuring of $144.1 million in convertible fixed rate borrowings from the Federal Home Loan Bank. The early prepayment of the debt resulted in a penalty charge of $18.9 million before tax, or $12.5 million after-tax. The convertible advances had a weighted average interest rate of 6.25% and an average term to maturity of approximately 5.61 years. The advances were replaced with maturities ranging up to five years. The weighted average cost on the restructured borrowings was 3.59%.
     The impact of the restructuring reduced interest expense for the Corporation by approximately $2.5 million pre-tax in 2005. This decrease in interest bearing liabilities increased earnings per share for the Corporation by approximately $.22 in 2005.
     In December 2004, Camco sold its Ashland division which included $63.7 million in deposits and $42.6 million in loans in the Ashland market as well as the Ashland and Summit, Kentucky facilities. This transaction was based on a decision to redirect resources and management attention to other markets that drive the execution of our long term strategic plan. Our branch strategy involves narrowing our geographic footprint, building a more efficient branch network and improving long term shareholder value.
     Net Interest Income. Net interest income for the year ended December 31, 2005, amounted to $30.5 million, an increase of $5.1 million, or 20.1%, compared to 2004, generally reflecting the effects of an increase of 44 basis points in the average yield, from 5.17% in 2004 to 5.61% in 2005 offset partially by a $6.6 million, or .7%, decrease in the average balance of interest-earning assets outstanding year to year.
     Interest income on loans totaled $50.2 million for the year ended December 31, 2005, an increase of $3.2 million, or 6.9%, from the comparable 2004 total. The increase resulted primarily from a 36 basis point increase in the average yield, from 5.56% in 2004, to 5.92% in 2005, coupled with a $2.1 million, or .2%, increase in the average balance of loans outstanding year to year. Interest income on mortgage-backed securities totaled $2.8 million for the year ended December 31, 2005, an $189,000, or 6.3%, decrease from the 2004 period. The decrease was due primarily to a $14.5 million, or 16.2%, decrease in the average balance outstanding, partially offset by a 40 basis point increase in the average yield, to 3.75% in 2005. Interest income on investment securities increased by $494,000, or 64.0%, due primarily to an $8.3 million increase in the average balance outstanding year to year, coupled with a 73 basis point increase in the average yield, to 3.59% in 2005. Interest income on other interest-earning assets increased by

$592,000, or 26.6%, due primarily to an increase in the yield of 114 basis points, to 4.74% in 2005, offset partially by a decrease of $2.5 million, or 4.0%, in the average balance outstanding year to year.
     Interest expense on deposits totaled $15.4 million for the year ended December 31, 2005, an increase of $1.5 million, or 10.7%, compared to the year ended December 31, 2004, due primarily to a 32 basis point decrease in the average cost of deposits, to 2.41% for 2005, partially offset by a $26.1 million, or 3.9%, increase in the average balance of interest-bearing deposits outstanding year to year. Interest expense on borrowings totaled $11.1 million for the year ended December 31, 2005, a decrease of $2.5 million, or 18.2%, from 2004. The decrease resulted primarily from a 116 basis point decrease in the average rate to 3.73% in 2005, partially offset by a $20.3 million, or 7.3%, increase in the average balance outstanding year to year.
     As a result of the foregoing changes in interest income and interest expense, net interest income increased by $5.1 million, or 20.1%, to a total of $30.5 million for the year ended December 31, 2005. The interest rate spread increased to approximately 2.78% at December 31, 2005, from 2.26% at December 31, 2004, while the net interest margin increased to approximately 3.00% for the year ended December 31, 2005, compared to 2.49% for the 2004 period.
     Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $1.5 million for the year ended December 31, 2005, a decrease of $140,000, or 8.6%, from the provision recorded in 2004.
     Other Income. Other income totaled $6.6 million for the year ended December 31, 2005, a decrease of $7.1 million, or 51.9%, compared to 2004. The decrease in other income was primarily attributable to the sale of our Ashland, Kentucky banking division which resulted in a pretax gain of $6.1 million in 2004. Excluding the sale of the Ashland, other income would have decreased by $1.0 million. This decrease was primarily attributable to a $521,000 or 98.5% decrease in gain on sale of assets, a $382,000 or 95.0% decrease in mortgage servicing rights, and a $136,000 or 16.6% decrease in gain on sale of loans.
     The decrease in gain on sale of loans was due primarily to a decrease in the volume of loans sold of $48.2 million, or 40.9%, from the volume of loans sold in 2004. During 2005, the Bank recorded MSR’s on new loan sales totaling $992,000 and amortization of MSR’s totaling $972,000, which resulted in net revenue item of $20,000. During 2004, the Bank recorded MSR’s on new loan sales totaling $1.6 million and amortization of MSR’s totaling $1.2 million, which resulted in net revenue of $402,000.
     General, Administrative and Other Expense. General, administrative and other expense totaled $22.8 million for the year ended December 31, 2005, a decrease of $19.0 million, or 45.4%, compared to 2004. The decrease was due primarily to the $18.9 million prepayment fee associated with the restructuring of a portion of the Bank’s FHLB borrowings and a decrease of $725,000 or 73.1%, in franchise tax, $339,000 or 10.0% in occupancy and equipment partially offset by an increase of $568,000 or 4.3% in employee compensation, excluding the FHLB prepayment fee of $18.9 million, a $225,000 or 4.6% increase in other operating expenses and a $171,000 or 16.3% increase in advertising. The decrease in franchise tax was primarily due to acquiring London Financial Corporation in August 2004 and changing charters to a state charted commercial bank. This is a one time savings which will only occur in 2005. The decrease in occupancy was due primarily to the sale of our Kentucky division, consisting of two branches, in December 2004 and a decrease in depreciation expense. The increase in compensation was primarily due to merit increases and accruals for bonus compensation. The increase in other operating was primarily due to the accrual of $275,000 in the second quarter for the settlement of litigation and the increase in advertising was due to hiring an advertising agency to better manage the Company’s marketing effort to uniformly promote our brand and key offerings.
     Federal Income Taxes. Federal income tax totaled $4.1 million for the year ended December 31, 2005, an increase of $5.8 million, or 349.7%, compared to the provision recorded in 2004. This increase was primarily attributable to a $4.2 million net loss in 2004 before federal income tax credits. The effective rate of tax (benefits) amounted to 32.1% and (39.6)% for the years ended December 31, 2005 and 2004, respectively. The tax-exempt character of earnings on bank-owned life insurance is the principal difference between the effective rate of tax (benefits) and the statutory corporate tax rate for the years ended December 31, 2005 and 2004.
Comparison of Results of Operations for the Years Ended December 31, 2004 and December 31, 2003
     General. Camco’s net loss for the year ended December 31, 2004, totaled $2.5 million, a decrease of $9.4 million, or 137.0%, from the $6.9 million of net earnings reported in 2003. The decrease in earnings was primarily attributable to a one-time charge of $18.9 million in pre-tax expense associated with the restructuring of a portion of the Bank’s FHLB borrowings and a $2.8 million decrease in gain on sale of loans, which were partially offset by a $6.1 million gain due to the sale of the Ashland division and a $4.7 million decrease in the provision for federal income taxes.
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
     Interest expense on deposits totaled $13.9 million for the year ended December 31, 2004, a decrease of $2.1 million, or 13.0%, compared to the year ended December 31, 2003, due primarily to a 37 basis point decrease in the average cost of deposits, to 2.09% for 2004, partially offset by a $13.8 million, or 2.1%, increase in the average balance of interest-bearing deposits outstanding year to year. Interest expense on borrowings totaled $13.6 million for the year ended December 31, 2004, a decrease of $1.6 million, or 10.7%, from 2003. The decrease resulted primarily from a 67 basis point decrease in the average rate to 4.89% in 2004, partially offset by a $4.4 million, or 1.6%, increase in the average balance outstanding year to year.
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
     The decrease in gain on sale of loans was due primarily to a decrease in the volume of loans sold of $161.1 million, or 57.8%, from the volume of loans sold in 2003. During 2004, the Bank recorded MSR’s on new loan sales totaling $1.6 million and amortization of MSR’s totaling $1.2 million, which resulted in net revenue item of $402,000. During 2003, the Bank recorded MSR’s on new loan sales totaling $3.5 million and amortization of MSR’s totaling $2.9 million, which resulted in net revenue of $543,000.
     General, Administrative and Other Expense. General, administrative and other expense totaled $41.7 million for the year ended December 31, 2004, an increase of $18.0 million, or 76.1%, compared to 2003. The increase was due primarily to the $18.9 million prepayment fee associated with the restructuring of a portion of the Bank’s FHLB borrowings and a decrease of $1.3 million, or 36.6%, in deferred compensation (SFAS No. 91), offset partially by a decrease of $713,000 in employee compensation and benefits and a $393,000 or 10.4% decrease in occupancy and equipment expenses. The decrease in deferred compensation relates to (SFAS No. 91) and the decline in residential loan production. The decrease in employee compensation and benefits is due to lower incentives and commissions on reduced loan production from prior periods. The decrease in occupancy and equipment was due to management’s more efficient utilization of the current infrastructure and continuing capitalization on past investments in technology.
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

	Year ended December 31,
		2005			2004			2003
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	outstanding	earned/	yield/	outstanding	earned/	yield/	outstanding	earned/	yield/
	balance	paid	rate	balance	paid	rate	balance	paid	rate
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$846,729	$50,165	5.92%	$844,660	$46,932	5.56%	$781,175	$47,982	6.14%
Mortgage-backed securities (2)	75,336	2,827	3.75	89,863	3,016	3.36	113,392	3,439	3.03
Investment securities (2)	35,277	1,266	3.59	26,987	772	2.86	37,881	1,267	3.34
Interest-bearing deposits and other interest-earning assets	59,542	2,820	4.74	62,016	2,228	3.59	78,364	2,187	2.79

Total interest-earning assets	$1,016,884	57,078	5.61	$1,023,526	52,948	5.17	$1,010,812	54,875	5.43

Interest-bearing liabilities:
Deposits	$640,469	15,434	2.41	$666,540	13,945	2.09	$652,710	16,037	2.46
FHLB advances and other	297,304	11,095	3.73	277,576	13,567	4.89	273,147	15,200	5.56

Total interest-bearing liabilities	$937,773	26,529	2.83	$944,116	27,512	2.91	$925,857	31,237	3.37

Net interest income/Interest rate spread	$79,111	$30,549	2.78%		$25,436	2.26%		$23,638	2.06%

Net interest margin (3)			3.00%			2.49%			2.34%

Average interest-earning assets to average interest-bearing liabilities			108.44%			108.41%			109.18%

(1)	Includes nonaccrual loans and loans held for sale.

(2)	Includes securities designated as available for sale.

(3)	Net interest income as a percent of average interest-earning assets.

Rate/Volume Table
The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Camco’s interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) total changes in rate and volume.

	Year ended December 31,
		2005 vs. 2004			2004 vs. 2003
		Increase			Increase
		(decrease)			(decrease)
		due to			due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans receivable (1)	$115	$3,118	$3,233	$6,038	$(7,088)	$(1,050)
Mortgage-backed securities	(701)	512	(189)	(870)	447	(423)
Investment securities	270	224	494	(329)	(166)	(495)
Interest-bearing deposits and other (2)	(85)	677	592	(109)	150	41

Total interest income	(401)	4,531	4,130	4,730	(6,657)	(1,927)

Interest expense attributable to:
Deposits	(517)	2,006	1,489	348	(2,440)	(2,092)
Borrowings	1,062	(3,534)	(2,472)	251	(1,884)	(1,633)

Total interest expense	545	(1,528)	(983)	599	(4,324)	(3,725)

Increase (decrease) in net interest income	$(946)	$6,059	$5,113	$4,131	$(2,333)	$1,798

(1)	Includes loans held for sale.

(2)	Includes interest-bearing deposits.
Yields Earned and Rates Paid
The following table sets forth the weighted-average yields earned on Camco’s interest-earning assets, the weighted-average interest rates paid on Camco’s interest-bearing liabilities and the interest rate spread between the weighted-average yields earned and rates paid by Camco at the dates indicated. This does not reflect the spread that may eventually be achieved in 2006 or beyond due to possible changes in weighted-average yields earned on interest-earning assets and paid on interest-bearing liabilities in the upcoming year.

	At December 31,
	2005	2004	2003
Weighted-average yield on:
Loan portfolio (1)	6.36%	5.78%	5.81%
Investment portfolio (2)	4.53	3.75	3.40
Total interest-earning assets	6.02	5.45	5.38

Weighted-average rate paid on:
Deposits	2.60	2.10	2.10
FHLB advances (3)	3.94	3.63	5.13
Total interest-bearing liabilities	3.01	2.57	2.96

Interest rate spread	3.01%	2.88%	2.42%

(1)	Includes loans held for sale and excludes the allowance for loan losses.

(2)	Includes earnings on FHLB stock and cash surrender value of life insurance.

(3)	Is reflective of the December 2003 and 2004 restructuring of FHLB advances.

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
     The following table shows the Bank’s estimated earnings sensitivity profile as of December 31, 2005:

Change in	Percentage Change in
Interest Rates	Net Interest Income
(basis points)	12 Months
+200	-4.0%
-200	-8.6%
     Given a 200bp linear increase in the yield curve used in the simulation model, it is estimated net interest income for the Bank would decrease by 4.0% over one year. A 200bp linear decrease in interest rates would decrease net interest income by 8.6% over one year. These estimated changes in net interest income are within the policy guidelines established by the Board of Directors. The Bank’s ALCO also monitors the economic value of equity (EVE) ratio, measured on a static basis at the current period end. Current policy limits the EVE ratio to a minimum of 5.5%.

     The following table shows the EVE ratios as of December 31, 2005:

Change in
Interest Rates
(basis points)	EVE Ratio
+200	6.42%
0	8.07%
-200	8.54%
     In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bank has developed sale procedures for several types of interest-sensitive assets. Generally, all long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation (“FHLMC”) or Federal National Mortgage Association (“FNMA”) guidelines are sold for cash upon origination. A total of $69.7 million and $117.9 million of such loans were sold to the FHLMC, FNMA and other parties during 2005 and 2004, respectively.
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
The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of December 31, 2005.

	Payments due by period
	Less			More
	than	1-3	3-5	than
	1 year	years	years	5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$208	$348	$263	$296	$1,115
Advances from the Federal Home Loan Bank	89,745	87,486	47,010	70,116	294,357
Certificates of deposit	239,435	120,747	29,082	1,070	390,334

Amount of commitments expiration per period
Commitments to originate loans:
Overdraft lines of credit	695	—	—	—	695
Home equity	74,288	—	—	—	74,288
Commercial lines of credit	12,066	—	—	—	12,066
One- to four-family and multi-family loans includes LIP	14,920	—	—	—	14,920
Commercial includes LIP & LOC	22,939	—	—	—	22,939
Non-residential real estate and land loans	122	—	—	—	122

Total contractual obligations	$454,418	$208,581	$76,355	$71,482	$810,836

Advantage anticipates that it will have sufficient funds available to meet its current loan commitments. Based upon historical deposit flow data, the Bank’s competitive pricing in its market and management’s experience, management believes that a significant portion of maturing certificates of deposit will remain with the Bank.

The Bank engages in off-balance sheet credit-related activities that could require Advantage to make cash payments in the event that specified future events occur. The contractual amounts of these activities represent the maximum exposure to the Bank. However, certain off-balance sheet commitments are expected to expire or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. These off-balance sheet activities are necessary to meet the financing needs of the Bank’s customers.
Liquidity management is both a daily and long-term function of Advantage’s management strategy. In the event that the Bank should require funds beyond its ability to generate them internally, additional funds are available through the use of FHLB advances, brokered deposits, and through the sales of loans and/or securities.
Ohio State statutes impose certain limitations on the payment of dividends and other capital distributions by banks. Generally, absent approval of the Superintendent of Banks, such statutes limit dividend and capital distributions to earnings of the current and two preceding years. As a result, the bank will need regulatory approval for dividend distributions in 2006. However, management is of the opinion that such approval will not be unreasonably withheld given the Bank’s current well-capitalized classification.

Item 8. Financial Statements and Supplementary Data.
Management’s Report On Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934.
The Company’s internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2005.
The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears on page 40.

Report of Independent Registered Public Accounting Firm
Board of Directors and
Shareholders of Camco Financial Corporation
We have audited management’s assessment included in the accompanying Management’s Report on Internal Control over Financial Reporting that the Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Camco Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on COSO criteria. Also in our opinion, Camco Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Camco Financial Corporation as of December 31, 2005 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended and our report dated February 1, 2006, expressed an unqualified opinion thereon.
February 1, 2006
Auburn Hills, Michigan

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Camco Financial Corporation
We have audited the accompanying consolidated statement of financial condition of Camco Financial Corporation as of December 31, 2005 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camco Financial Corporation as of December 31, 2005 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Camco Financial Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 1, 2006, expressed an unqualified opinion thereon.
February 1, 2006
Auburn Hills, Michigan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Camco Financial Corporation
We have audited the accompanying consolidated statement of financial condition of Camco Financial Corporation as of December 31, 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camco Financial Corporation as of December 31, 2004, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Cincinnati, Ohio
March 10, 2005

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31,
(In thousands, except share data)

	2005	2004
ASSETS
Cash and due from banks	$21,786	$25,849
Interest-bearing deposits in other financial institutions	11,299	17,045

Cash and cash equivalents	33,085	42,894

Investment securities available for sale — at market	47,907	19,839
Investment securities held to maturity — at cost, approximate market value of $947 and $4,174 as of December 31, 2005 and 2004, respectively	919	4,123
Mortgage-backed securities available for sale — at market	61,607	80,321
Mortgage-backed securities held to maturity — at cost, approximate market value of $3,251 and $4,188 as of December 31, 2005 and 2004, respectively	3,257	4,146
Loans held for sale — at lower of cost or market	1,947	2,837
Loans receivable — net	846,763	833,829
Office premises and equipment — net	11,569	11,647
Real estate acquired through foreclosure	2,581	2,280
Federal Home Loan Bank stock — at cost	27,112	25,797
Accrued interest receivable	5,297	4,503
Prepaid expenses and other assets	1,228	1,530
Cash surrender value of life insurance	20,793	20,042
Goodwill — net of accumulated amortization	6,683	6,736
Prepaid and refundable federal income taxes	500	5,299

Total assets	$1,071,248	$1,065,823

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$660,242	$667,778
Advances from the Federal Home Loan Bank and other borrowings	307,223	295,310
Advances by borrowers for taxes and insurance	3,249	3,030
Accounts payable and accrued liabilities	5,331	5,391
Dividends payable	1,102	1,109
Deferred federal income taxes	3,338	3,884

Total liabilities	980,485	976,502

Commitments	—	—

Stockholders’ equity
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 14,900,000 shares; 8,829,839 and 8,759,676 shares issued at December 31, 2005 and 2004, respectively	8,830	8,760
Additional paid-in capital	59,567	58,935
Retained earnings — restricted	42,569	38,234
Accumulated other comprehensive income (loss) — unrealized gains (losses) on securities designated as available for sale, net of related tax effects	(1,663)	(263)
Less 1,251,125 and 1,096,523 shares of treasury stock at December 31, 2005 and 2004, respectively at cost	(18,540)	(16,345)

Total stockholders’ equity	90,763	89,321

Total liabilities and stockholders’ equity	$1,071,248	$1,065,823

The accompanying notes are an integral part of these statements.

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2005, 2004 and 2003
(In thousands, except per share data)

	2005	2004	2003
Interest income
Loans	$50,165	$46,932	$47,982
Mortgage-backed securities	2,827	3,016	3,439
Investment securities	1,266	772	1,267
Interest-bearing deposits and other	2,820	2,228	2,187

Total interest income	57,078	52,948	54,875

Interest expense
Deposits	15,434	13,945	16,037
Borrowings	11,095	13,567	15,200

Total interest expense	26,529	27,512	31,237

Net interest income	30,549	25,436	23,638

Provision for losses on loans	1,480	1,620	1,446

Net interest income after provision for losses on loans	29,069	23,816	22,192

Other income
Late charges, rent and other	2,076	1,672	1,964
Title fees	752	778	1,596
Loan servicing fees	1,480	1,519	1,617
Gain on sale of loans	683	819	3,607
Mortgage servicing rights — net	20	402	543
Service charges and other fees on deposits	1,483	1,410	1,157
Gain on sale of investment and mortgage-backed securities	113	135	839
Gain (loss) on sale of real estate acquired through foreclosure	(23)	347	52
Gain on sale of branch deposits, premises and equipment, net	8	6,626	36

Total other income	6,592	13,708	11,411

General, administrative and other expense
Employee compensation and benefits	13,881	13,313	14,026
Deferred loan origination costs — SFAS No. 91	(2,166)	(2,227)	(3,510)
Occupancy and equipment	3,051	3,390	3,783
Data processing	1,368	1,318	1,330
Advertising	1,218	1,047	763
Franchise taxes	267	992	1,170
Other operating	5,135	5,008	4,842
Federal Home Loan Bank advance prepayment fees	—	18,879	1,292

Total general, administrative and other expense	22,754	41,720	23,696

Earnings (loss) before federal income taxes (credits)	12,907	(4,196)	9,907

Federal income taxes
Current	3,965	(1,572)	3,574
Deferred	176	(88)	(523)

Total federal income taxes (credits)	4,141	(1,660)	3,051

NET EARNINGS (LOSS)	$8,766	$(2,536)	$6,856

EARNINGS (LOSS) PER SHARE
Basic	$1.15	$(.34)	$.92

Diluted	$1.15	N/A	$.91

The accompanying notes are integral part of these statements.

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
Net earnings (loss)	$8,766	$(2,536)	$6,856

Other comprehensive income (loss), net of tax effects:
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(683), $(195) and $(689) in 2005, 2004 and 2003, respectively	(1,325)	(379)	(1,338)

Reclassification adjustment for realized gains included in operations, net of taxes of $38, $45 and $285 for the years ended December 31, 2005, 2004 and 2003, respectively	(75)	(90)	(554)

Comprehensive income (loss)	$7,366	$(3,005)	$4,964

The accompanying notes are an integral part of these statements.

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2005, 2004 and 2003
(In thousands, except per share data)

				Unrealized
				gains (losses)
				on securities
		Additional		designated		Total
	Common	paid-in	Retained	as available	Treasury	stockholders’
	stock	capital	earnings	for sale	stock	equity

Balance at January 1, 2003	$8,311	$54,063	$42,497	$2,098	$(8,368)	$98,601

Stock options exercised	118	1,069	—	—	—	1,187
Cash dividends declared — $.57 per share	—	—	(4,232)	—	—	(4,232)
Net earnings for the year ended December 31, 2003	—	—	6,856	—	—	6,856
Purchase of treasury shares	—	—	—	—	(7,977)	(7,977)
Unrealized losses on securities designated as available for sale, net of related tax benefits	—	—	—	(1,892)	—	(1,892)

Balance at December 31, 2003	8,429	55,132	45,121	206	(16,345)	92,543

Stock options exercised	53	499	—	—	—	552
Cash dividends declared — $.58 per share	—	—	(4,351)	—	—	(4,351)
Acquisition of London Financial	278	3,304		—	—	3,582
Net loss for the year ended December 31, 2004	—	—	(2,536)	—	—	(2,536)
Unrealized losses on securities designated as available for sale, net of related tax benefits	—	—	—	(469)	—	(469)

Balance at December 31, 2004	8,760	58,935	38,234	(263)	(16,345)	89,321

Stock options exercised	70	632	—	—	—	702
Cash dividends declared — $.58 per share	—	—	(4,431)	—	—	(4,431)
Net earnings for the year ended December 31, 2005			8,766	—	—	8,766
Purchase of treasury shares	—	—	—	—	(2,195)	(2,195)
Unrealized losses on securities designated as available for sale, net of related tax benefits	—	—	—	(1,400)	—	(1,400)

Balance at December 31, 2005	$8,830	$59,567	$42,569	$(1,663)	$(18,540)	$90,763

The accompanying notes are an integral part of these statements.

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net earnings (loss) for the year	$8,766	$(2,536)	$6,856
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities — net	466	980	2,418
Amortization of mortgage servicing rights — net	972	1,184	2,922
Depreciation and amortization	1,198	1,450	1,879
Amortization of purchase accounting adjustments — net	89	89	5
Provision for losses on loans	1,480	1,620	1,446
Provision for losses on real estate acquired through foreclosure	95	113	30
Amortization of deferred loan origination fees	96	(57)	(398)
(Gain) loss on sale of real estate acquired through foreclosure	23	(347)	(52)
Gain on sale of investment and mortgage-backed securities transactions	(113)	(135)	(839)
Gain on sale of branch deposits, premises and equipment, net	(8)	(6,626)	(36)
Federal Home Loan Bank stock dividends	(1,315)	(1,032)	(955)
Net increase in cash surrender value of life insurance	(751)	(706)	(790)
Gain on sale of loans	(683)	(819)	(3,607)
Loans originated for sale in the secondary market	(68,844)	(115,266)	(228,969)
Proceeds from sale of mortgage loans in the secondary market	70,417	118,705	282,612
Tax benefits related to exercise of stock options	111	84	210
Increase (decrease) in cash, net of acquisitions, due to changes in:
Accrued interest receivable	(794)	59	834
Prepaid expenses and other assets	5,101	30	606
Accounts payable and other liabilities	(7)	554	(196)
Federal income taxes
Current	—	(3,722)	(184)
Deferred	176	(88)	(523)

Net cash provided by (used in) operating activities	16,475	(6,466)	63,269

Cash flows provided by (used in) investing activities:
Proceeds from maturities of investment securities	10,375	21,100	21,596
Proceeds from sale of investment securities designated as available for sale	302	1,638	3,811
Purchase of investment securities designated as available for sale	(36,094)	(15,997)	(10,341)
Purchase of investment securities designated as held to maturity	—	(2,991)	—
Proceeds from sale of mortgage-backed securities designated as available for sale	—	13,050	59,111
Purchase of mortgage-backed securities designated as available for sale	(3,349)	(43,301)	(112,989)
Purchase of mortgage-backed securities designated as held to maturity	—	—	(961)
Principal repayments on mortgage-backed securities	21,030	30,624	83,058
Loan disbursements	(331,469)	(221,268)	(378,511)
Purchases of loans	(11,141)	(27,301)	(12,056)
Principal repayments on loans	323,314	212,450	324,463
Loans transferred in sale of branch offices	—	42,634	—
Purchase of branch premises and equipment — net	(1,121)	(727)	(876)
Proceeds from sale of office premises and equipment	9	8,579	145
Proceeds from sale of real estate acquired through foreclosure	3,362	4,988	4,158
Additions to real estate acquired through foreclosure	(56)	(76)	—
Purchase of life insurance	—	(1,596)	—
Proceeds from redemption of life insurance	—	—	422
Purchase of London Financial Corporation, Inc., net	—	(1,701)	—

Net cash provided by (used in) investing activities	(24,838)	20,105	(18,970)

Net cash provided by (used in) operating and investing activities (balance carried forward)	(8,363)	13,639	44,299

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the years ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
Net cash provided by (used in) operating and investing activities (balance brought forward)	$(8,363)	$13,639	$44,299

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposits	(7,536)	14,929	(22,798)
Sale of branch deposits	—	(63,657)	—
Proceeds from Federal Home Loan Bank advances	56,500	189,650	73,850
Repayment of Federal Home Loan Bank advances	(57,453)	(161,075)	(87,432)
Proceeds from Repurchase Agreements	12,866	—	—
Dividends paid on common stock	(4,438)	(4,305)	(4,215)
Proceeds from exercise of stock options	591	468	977
Purchase of treasury shares	(2,195)	—	(7,977)
Decrease in advances by borrowers for taxes and insurance	219	(466)	(15)

Net cash used in financing activities	(1,446)	(24,456)	(47,610)

Net decrease in cash and cash equivalents	(9,809)	(10,817)	(3,311)

Cash and cash equivalents at beginning of year	42,894	53,711	57,022

Cash and cash equivalents at end of year	$33,085	$42,894	$53,711

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on deposits and borrowings	$26,511	$27,673	$31,452

Income taxes	$(947)	$2,674	$3,570

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$3,725	$6,591	$4,010

Issuance of mortgage loans upon sale of real estate acquired through foreclosure	$1,137	$1,096	$2,399

Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	$(1,325)	$(469)	$(1,338)

Recognition of mortgage servicing rights in accordance with SFAS No. 140	$992	$1,586	$3,465

Supplemental disclosure of noncash financing activities:
Dividends declared but unpaid	$1,102	$1,109	$1,063

Fair value of assets acquired in London Financial transaction	$—	$54,441	$—

Less fair value of liabilities assumed	$—	$(50,371)	$—

Goodwill assigned in acquisition	$—	$4,070	$—

The accompanying notes are an integral part of these statements.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Camco Financial Corporation (“Camco” or the “Corporation”) is a financial holding company whose business activities are limited primarily to holding the common stock of Advantage Bank (“Advantage” or the “Bank”) and Camco Title Agency (“Camco Title”) and, prior to October 2003, one second tier subsidiary, Camco Mortgage Corporation. In October 2003, Camco Mortgage Corporation was dissolved and its operations became a part of the Bank. The Corporation’s results of operations are economically dependent upon the results of Advantage’s operations. Advantage conducts a general banking business within Ohio, West Virginia and northern Kentucky which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. Advantage’s profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by Advantage can be significantly influenced by a number of factors, such as governmental monetary policy, that are outside of management’s control.
During 2004, Camco’s Board of Directors approved a business combination that was completed in August 2004, whereby London Financial Corporation (“London Financial”) was merged with and into Camco. Coincident with the merger between Camco and London Financial, Advantage was merged with and into The Citizens Savings Bank of London, London Financial’s wholly-owned subsidiary (“Citizens”). The resulting financial institution was a state-chartered commercial bank that was renamed Advantage Bank. The business combination was accounted for using the purchase method of accounting. Accordingly, the 2004 consolidated financial statements herein include the accounts of Citizens only from the August 20, 2004 consummation date forward.
The consolidated financial information presented herein has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general accounting practices within the financial services industry. In preparing financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.
The following is a summary of the Corporation’s significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements.
1. Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
2. Investment Securities and Mortgage-Backed Securities
The Corporation accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 requires that investments be categorized as held to maturity, trading, or available for sale. Securities classified as held to maturity are carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Securities designated as available for sale are carried at fair value with resulting unrealized gains or losses recorded to stockholders’ equity. Investment and mortgage-backed securities are classified as held to maturity or available for sale upon acquisition. Realized gains and losses on sales of securities are recognized using the specific identification method. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
3. Loans Receivable
Loans held in portfolio are stated at the principal amount outstanding, adjusted for deferred loan origination fees and costs, capitalized mortgage servicing rights and the allowance for loan losses.
Interest is accrued as earned unless the collectibility of the loan is in doubt. Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management’s periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued and not received, and income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status.
Loans held for sale are carried at the lower of cost (less principal payments received) or fair value (market value), calculated on an aggregate basis. At December 31, 2005 and 2004, loans held for sale were carried at cost.
The Corporation accounts for mortgage servicing rights in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which requires that the Corporation recognize, as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to the mortgage servicing rights.
SFAS No. 140 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value. The mortgage servicing rights recorded by the Bank, calculated in accordance with the provisions of SFAS No. 140, segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
3. Loans Receivable (continued)
Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio. Earnings are projected from a variety of sources including loan servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income, and costs to service the loans. The present value of future earnings is the “economic” value for the pool, i.e., the net realizable present value to an acquirer of the acquired servicing.
The Corporation recorded amortization related to mortgage servicing rights totaling approximately $972,000, $1.2 million and $2.9 million, for the years ended December 31, 2005, 2004 and 2003, respectively. The carrying value of the Corporation’s mortgage servicing rights, which approximated their fair value, totaled approximately $7.0 million at both December 31, 2005 and 2004.
At December 31, 2005 and 2004, the Bank was servicing mortgage loans of approximately $559.0 million and $587.0 million, respectively, that have been sold to the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and other investors.
4. Loan Origination and Commitment Fees
The Corporation accounts for loan origination fees and costs in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Pursuant to the provisions of SFAS No. 91, all loan origination fees received, net of certain direct origination costs, are deferred on a loan-by-loan basis and amortized to interest income using the interest method, giving effect to actual loan prepayments. Additionally, SFAS No. 91 generally limits the definition of loan origination costs to the direct costs attributable to originating a loan, i.e., principally actual personnel costs.
Fees received for loan commitments are deferred and amortized over the life of the related loan using the interest method.
5. Allowance for Loan Losses
It is the Corporation’s policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and problem loans, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions in the Bank’s primary market areas. When the collection of a loan becomes doubtful, or otherwise troubled, the Corporation records a charge-off or an allowance equal to the difference between the fair value of the property securing the loan and the loan’s carrying value. Such provision is based on management’s estimate of the fair value of the underlying collateral, taking into consideration the current and currently anticipated future operating or sales conditions. As a result, such estimates are particularly susceptible to changes that could result in a material adjustment to results of operations in the near term. Recovery of the carrying value of such loans is dependent to a great extent on economic, operating, and other conditions that may be beyond the Corporation’s control.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
5. Allowance for Loan Losses (continued)
The Corporation accounts for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” SFAS No. 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an alternative, at the loan’s observable market price or fair value of the collateral.
A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Corporation considers its investment in one- to four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Corporation’s investment in multi-family, commercial and nonresidential loans, and its evaluation of any impairment thereon, such loans are generally collateral-dependent and as a result are carried as a practical expedient at the lower of cost or fair value.
It is the Corporation’s policy to charge off unsecured credits that are more than ninety days delinquent. Similarly, collateral-dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.
The Bank’s impaired loan information is as follows at December 31:

	2005	2004
	(In thousands)
Impaired loans with related allowance	$4,427	$1,383
Impaired loans with no related allowance	—	—

Total impaired loans	$4,427	$1,383

	2005	2004	2003
	(In thousands)
Allowance on impaired loans
Beginning balance	$475	$—	$282
Provision	475	475	136
Charge-offs	(354)	—	(418)

Ending balance	$596	$475	$—

Average balance of impaired loans	$2,770	$461	$809
Interest income recognized on impaired loans	$189	$100	$98
The allowance for impaired loans is included in the Bank’s overall allowance for credit losses. The provision necessary to increase this allowance is included in the Bank’s overall provision for losses on loans.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
6. Real Estate Acquired Through Foreclosure
Real estate acquired through foreclosure is carried at the lower of the loan’s unpaid principal balance (cost) or fair value less estimated selling expenses at the date of acquisition. Real estate loss provisions are recorded if the fair value of the property subsequently declines below the amount determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement of property are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred.
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
8. Goodwill
The Corporation accounts for acquisitions pursuant to SFAS No. 142 “Goodwill and Intangible Assets,” which prescribes accounting for all purchased goodwill and intangible assets. In accordance with that Statement, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. Goodwill has been assigned to Advantage Bank as the reporting unit that is expected to benefit from the goodwill.
Camco evaluated the unamortized goodwill balance during 2005, 2004 and 2003 in accordance with the provisions of SFAS No. 142 via independent third-party appraisal. The evaluations showed no indication of impairment.
9. Federal Income Taxes
The Corporation accounts for federal income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years’ earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management’s estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management’s estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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

	2005	2004	2003
Weighted-average common shares outstanding (basic)	7,644,917	7,466,090	7,491,977

Dilutive effect of assumed exercise of stock options	3,789	N/A	74,390

Weighted-average common shares outstanding (diluted)	7,648,706	N/A	7,566,367

Options to purchase 207,771 and 80,789 shares of common stock at respective weighted-average exercise price of $16.08 and $16.40 were outstanding at December 31, 2005 and 2004, respectively, but were excluded from the computation of diluted earnings per share for those years because the exercise price was greater than the average market price of the common shares. There were no anti-dilutive options outstanding for the year ended December 31, 2003.
11. Stock Option Plans
Stockholders of the Corporation have approved four stock option plans. Under the 1972 Plan, 254,230 common shares were reserved for issuance to officers, directors, and key employees of the Corporation and its subsidiaries. The 1982 Plan reserved 115,824 common shares for issuance to employees of the Corporation and its subsidiaries. All of the stock options under the 1972 and 1982 Plans have been granted and were subject to exercise at the discretion of the grantees through 2002. Under the 1995 Plan, 161,488 shares were reserved for issuance. Under the 2002 Plan, 400,000 shares were reserved for issuance. Additionally, in connection with prior acquisitions, stock options of acquired companies were converted into options to purchase 174,421 and 311,794 shares of the Corporation’s stock at exercise prices of $7.38 and $11.38 per share, respectively, which expire through 2008.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
The Corporation utilizes APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Corporation’s stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123, the Corporation’s net earnings (loss) and earnings (loss) per share would have been reported as the pro forma amounts indicated below:

		2005	2004	2003
		(In thousands, except per share data)
Net earnings (loss)	As reported	$8,766	$(2,536)	$6,856
	Stock-based compensation, net of tax	(121)	(28)	(20)

	Pro-forma	$8,645	$(2,564)	$6,836

Earnings (loss) per share
Basic	As reported	$1.15	$(.34)	$.92
	Stock-based compensation, net of tax	(.02)	—	(.01)

	Pro-forma	$1.13	$(.34)	$.91

Diluted	As reported	1.15	N/A	$.91
	Stock-based compensation, net of tax	(.02)	N/A	(.01)

	Pro-forma	$1.13	N/A	$.90

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
11. Stock Option Plans (continued)
The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during 2005, 2004 and 2003: dividend yield of 3.80%, 3.40% and 3.50%, respectively; expected volatility of 18.76%, 21.44%, and 16.88%, respectively; a risk-free interest rate of 4.22%, 4.11% and 3.95%, respectively; and an expected life of ten years for all grants.
A summary of the status of the Corporation’s stock option plans as of December 31, 2005, 2004 and 2003, and changes during the years ending on those dates is presented below:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of year	218,324	$12.91	257,072	$12.11	323,291	$9.79
Granted	87,240	16.51	17,705	17.17	56,948	16.13
Exercised	(70,162)	8.43	(52,911)	8.83	(117,800)	7.60
Forfeited	(10,766)	12.85	(3,542)	15.03	(5,367)	13.92

Outstanding at end of year	224,636	$15.71	218,324	$12.91	257,072	$12.11

Options exercisable at year-end	138,305	$15.22	175,542	$12.05	211,780	$11.25

Weighted-average fair value of options granted during the year		$2.89		$3.59		$2.60

The following information applies to options outstanding at December 31, 2005:

Number outstanding	Range of exercise prices
5,255	$8.92 - $11.15
11,610	$11.36- $14.20
207,771	$14.55 - $17.17

Weighted-average exercise price	$15.71
Weighted-average remaining contractual life	6.95 years

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
12. Fair Value of Financial Instruments
SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.
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
Deposits: The fair values of deposits with no stated maturity, such as money market demand deposits, savings and NOW accounts, are deemed to equal the amount payable on demand as of December 31, 2005 and 2004. The fair value of fixed-rate certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.
Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
12. Fair Value of Financial Instruments (continued)
Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At December 31, 2005 and 2004, the fair value of loan commitments was not material.
Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

		December 31,
	2005		2004
	Carrying	Fair	Carrying	Fair
	value	value	value	value
		(In thousands)
Financial assets
Cash and cash equivalents	$33,806	$33,806	$42,894	$42,894
Investment securities	48,826	48,854	23,962	24,013
Mortgage-backed securities	64,864	64,858	84,467	84,509
Loans receivable	848,710	848,658	836,666	849,303
Federal Home Loan Bank stock	27,112	27,112	25,797	25,797

	$1,023,318	$1,023,288	$1,013,786	$1,026,516

Financial liabilities
Deposits	$660,242	$659,679	$667,778	$670,533
Advances from the Federal Home Loan Bank	294,357	295,392	295,310	298,841
Advances by borrowers for taxes and insurance	3,249	3,249	3,030	3,030

	$957,848	$958,320	$966,118	$972,404

13. Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks and interest-bearing deposits in other financial institutions with original maturities of three months or less.
14. Advertising
Advertising costs are expensed when incurred.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
15. Effects of Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (the “FASB”) issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 123 which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement, SFAS No. 123 (R), requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award – the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.
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
SFAS No. 123(R) will apply to awards granted or modified after January 1, 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The future effect of the adoption of the new accounting principle on results of operations will depend on the level of future option grants, the vesting period for those grants, and the fair value of the options granted at such future date. Existing options that are scheduled to vest after the adoption date are expected to result in additional compensation expense of approximately $74,000 in 2006. The total compensation expense resulting from options issued in prior years that will be recognized over the future vesting period is approximately $153,000.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE B – INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (continued)
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at December 31, 2005 and 2004 are as follows:

		2005
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
		(In thousands)
Held to maturity:
Municipal bonds	$919	$28	$—	$947
U.S. Government agency obligations	—	—	—	—
Total investment securities held to maturity	919	28	—	947

Available for sale:
U.S. Government agency obligations	47,993	—	619	47,374
Municipal bonds	346	2	—	348
Corporate equity securities	159	26	—	185

Total investment securities available for sale	48,498	28	619	47,907

Total investment securities	$49,417	$56	$619	$48,854

		2004
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
		(In thousands)
Held to maturity:
Municipal bonds	$1,124	$53	$—	$1,177
U.S. Government agency obligations	2,999	—	2	2,997

Total investment securities held to maturity	4,123	53	2	4,174

Available for sale:
U.S. Government agency obligations	18,007	12	98	17,921
Municipal bonds	523	13	—	536
Corporate equity securities	247	140	—	387
Treasury	999	—	4	995

Total investment securities available for sale	19,776	165	102	19,839

Total investment securities	$23,899	$218	$104	$24,013

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE B — INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (continued)
The amortized cost and estimated fair value of investment securities at December 31, 2005 (including securities designated as available for sale) by contractual term to maturity are shown below.

		Estimated
	Amortized	fair
	cost	value
	(In thousands)
Due in one year or less	$4,262	$4,210
Due after one year through five years	44,654	44,093
Due after five years through ten years	252	260
Due after ten years	90	106

Total investment securities	49,258	48,669

Corporate equity securities	159	185

Total	$49,417	$48,854

Proceeds from sales of investment securities during the years ended December 31, 2005, 2004 and 2003, totaled $302,000, $1.6 million and $3.8 million respectively, resulting in gross realized gains of $113,000, $48,000 and $99,000 in those respective years.
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at December 31, 2005 and 2004, are as follows:

			2005
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Held to maturity:
FNMA	$1,644	$13	$5	$1,652
FHLMC	860	1	13	848
GNMA	408	5	1	412
Other	345	—	6	339

Total mortgage-backed securities held to maturity	3,257	19	25	3,251

Available for sale:
FNMA	33,681	1	1,167	32,515
FHLMC	22,939	—	635	22,304
GNMA	97	4	—	101
CMO	6,819	—	132	6,687

Total mortgage-backed securities available for sale	63,536	5	1,934	61,607

Total mortgage-backed securities	$66,793	$24	$1,959	$64,858

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003

			2004
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
		(In thousands)
Held to maturity:
FNMA	$1,985	$32	$6	$2,011
FHLMC	1,128	7	—	1,135
GNMA	576	13	—	589
Other	457	—	4	453

Total mortgage-backed securities held to maturity	4,146	52	10	4,188

Available for sale:
FNMA	42,625	114	386	42,353
FHLMC	38,025	45	239	37,831
GNMA	132	5	—	137

Total mortgage-backed securities available for sale	80,782	164	625	80,321

Total mortgage-backed securities	$84,928	$216	$635	$84,509

The amortized cost of mortgage-backed securities, including those designated as available for sale at December 31, 2005, by contractual terms to maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties.

		Estimated
	Amortized cost	fair value
	(In thousands)
Due within one year or less	$7	$7
Due after one year through five years	19,936	19,436
Due after five years through ten years	29,620	28,668
Due after ten years	17,230	16,747

	$66,793	$64,858

During the year ended December 31, 2004 and 2003, the Bank sold mortgage-backed securities totaling $13.0 million and $58.4 million, resulting in gross realized gains of $87,000 and $740,000. The bank did not sell any mortgage-backed securities during the year ended December 31, 2005.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE B — INVESTMENT AND MORTGAGE-BACKED SECURITIES (continued)
     The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004, are as follows:

		2005
	Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized
Description of securities	value	losses	value	losses
		(In thousands)
Mortgage-backed securities:
Held to maturity	$1,101	$14	$516	$11
Available for sale	20,783	427	40,642	1,507

U.S. Government agency:
Held to maturity
Available for sale	37,646	346	9,727	273
Treasury:
Available for sale	135	1	—	—

Total temporarily impaired securities	$59,665	$788	$50,885	$1,791

Management has the intent and ability to hold these securities for the foreseeable future and the decline in the fair value is primarily due to an increase in market interest rates. The fair values are expected to recover as securities approach maturity dates.

		2004
	Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized
Description of securities	value	losses	value	losses
		(In thousands)
Mortgage-backed securities:
Held to maturity	$77	$—	$685	$10
Available for sale	41,298	419	16,691	206

U.S. Government agency:
Held to maturity	2,997	2	—	—
Available for sale	11,902	98	—	—
Treasury:
Available for sale	999	4	—	—

Total temporarily impaired securities	$57,273	$523	$17,376	$216

At December 31, 2005, $101.7 million was pledged in accordance with federal and state requirements to secure deposits and repurchase agreements.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE C — LOANS RECEIVABLE
Loans receivable at December 31 consist of the following:

	2005	2004
	(In thousands)
Conventional real estate loans:
Existing residential properties	$474,401	$492,387
Multi-family	51,475	47,252
Nonresidential real estate	105,380	105,247
Construction	74,601	75,055
Developed building lots	23,262	15,854
Commercial	20,958	16,592
Home equity lines of credit	108,086	101,545
Consumer, education and other loans	22,114	20,706

Total	880,277	874,638

Increase (decrease) due to:
Undisbursed portion of loans in process	(33,262)	(40,349)
Unamortized yield adjustments	(266)	(937)
Capitalized mortgage servicing rights	6,973	6,953
Allowance for loan losses	(6,959)	(6,476)

Loans receivable — net	$846,763	$833,829

As depicted above, the Corporation’s lending efforts have historically focused on loans secured by existing residential properties, which comprise approximately $474.4 million, or 56.0%, of the total loan portfolio at December 31, 2005 and approximately $492.4 million, or 59.1%, of the total loan portfolio at December 31, 2004. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Corporation with adequate collateral coverage in the event of default. Nevertheless, the Corporation, as with any lending institution, is subject to the risk that residential real estate values could deteriorate in its primary lending areas within Ohio, West Virginia, and northern Kentucky, thereby impairing collateral values. However, management believes that residential real estate values in the Corporation’s primary lending areas are presently stable.
The Bank, in the ordinary course of business, has granted loans to certain of its directors, executive officers, and their related interests. Such loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans totaled approximately $980,000 and $1.4 million at December 31, 2005 and 2004, respectively. During 2005, $340,000 of new loans were made and repayments totaled $710,000.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE D — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

	2005	2004	2003
		(In thousands)
Balance at beginning of year	$6,476	$5,641	$5,490
Provision for losses on loans	1,480	1,620	1,446
Charge-offs of loans	(1,280)	(1,597)	(1,319)
Recoveries	283	189	24
Allowance resulting from acquisition of London Financial	—	623	—

Balance at end of year	$6,959	$6,476	$5,641

Nonaccrual and nonperforming loans totaled approximately $13.9 million, $9.8 million and $13.6 million at December 31, 2005, 2004 and 2003, respectively. Interest income that would have been recognized had such nonaccrual loans performed pursuant to contractual terms totaled approximately $685,000, $573,000 and $808,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
NOTE E — OFFICE PREMISES AND EQUIPMENT
Office premises and equipment at December 31, is summarized as follows:

	2005	2004
	(In thousands)
Land	$2,120	$2,120
Buildings and improvements	12,639	12,155
Furniture, fixtures and equipment	9,953	9,840

	24,712	24,115
Less accumulated depreciation and amortization	13,143	12,468

	$11,569	$11,647

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE F — DEPOSITS
Deposit balances by type and weighted-average interest rate at December 31, 2005 and 2004, are summarized as follows:

	2005		2004
	Amount	Rate	Amount	Rate
		(Dollars in thousands)
Noninterest-bearing checking accounts	$32,127	—%	$24,225	—%
NOW accounts	117,430	0.87	127,622	1.12
Money market demand accounts	58,995	2.07	83,063	1.25
Passbook and statement savings accounts	61,356	0.25	70,959	0.25

Total withdrawable accounts	269,908	0.89	305,869	0.87
Certificates of deposit
Original maturities of:
Six months to one year	26,039	3.50	19,115	1.76
One to two years	141,567	3.49	77,913	2.13
Two to eight years	120,227	3.88	148,351	3.93
Negotiated rate certificates	41,224	3.83	55,845	2.30
Individual retirement accounts	61,277	3.88	60,685	3.75

Total certificate accounts	390,334	3.71	361,909	3.11

Total deposits	$660,242	2.55%	$667,778	2.08%

At December 31, 2005 and 2004, the Corporation had certificate of deposit accounts with balances in excess of $100,000 totaling $98.6 million and $99.8 million, respectively.
Interest expense on deposits is summarized as follows for the years ended December 31:

	2005	2004	2003
	(In thousands)
Certificate of deposit accounts	$12,799	$11,324	$13,120
NOW accounts and money market demand accounts	2,468	2,392	2,545
Passbook and statement savings accounts	167	229	372

	$15,434	$13,945	$16,037

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE F — DEPOSITS (continued)
The contractual maturities of outstanding certificates of deposit are summarized as follows at December 31:

2005
Year ending December 31:	(In thousands)
2006	239,435
2007	80,596
2008	40,151
2009	24,635
2010	4,447
After 2010	1,070

Total certificate of deposit accounts	$390,334

NOTE G — ADVANCES FROM THE FEDERAL HOME LOAN BANK
Advances from the Federal Home Loan Bank, collateralized at December 31, 2005, by a blanket agreement using 100% of the Bank’s 1-4 family and multi-family mortgage portfolios and the Bank’s investment in Federal Home Loan Bank stock, are summarized as follows:

Maturing year
Ending December 31,	Interest rate range	2005	2004
		(Dollars in thousands)
2005	1.44%-7.60%	$—	$62,020
2006	1.94%-6.40%	89,745	42,534
2007	2.44%-6.95%	43,045	43,674
2008	2.90%-6.05%	44,441	46,056
2009	2.66%-6.45%	37,010	38,308
2010	3.01%-5.01%	10,000	10,000

Thereafter	2.66%-7.00%	70,116	52,718

		$294,357	$295,310

Weighted-average interest rate		3.94%	3.63%

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE G — ADVANCES FROM THE FEDERAL HOME LOAN BANK (continued)
During December 2004 and 2003, the Corporation elected to prepay $144.1 and $25.4 million of advances bearing weighted-average interest rates of 6.25% and 5.14%, which resulted in the recognition of prepayment fees totaling $18.9 million and $1.3 million, respectively.
NOTE H — FEDERAL INCOME TAXES (CREDITS)
A reconciliation of the rate of taxes (benefits) which are payable (refundable) at the federal statutory rate are summarized as follows:

	2005	2004	2003
	(In thousands)
Federal income taxes (benefits) computed at the expected statutory rate	$4,389	$(1,427)	$3,368
Increase (decrease) in taxes resulting from:
Nontaxable dividend and interest income	(25)	(28)	(41)
Increase in cash surrender value of life insurance – net	(255)	(240)	(268)
Other	32	35	(8)

Federal income tax provision (credits) per consolidated financial statements	$4,141	$(1,660)	$3,051

The components of the Corporation’s net deferred tax liability at December 31 is as follows:
Taxes (payable) refundable on temporary differences at statutory rate:

	2005	2004
	(In thousands)
Deferred tax liabilities:
FHLB stock dividends	$(4,073)	$(3,626)
Mortgage servicing rights	(2,371)	(2,364)
Book versus tax depreciation	(575)	(486)
Original issue discount	(531)	(569)
Purchase price adjustments	(501)	(381)
Other liabilities, net	(4)	(55)

Total deferred tax liabilities	(8,055)	(7,481)

Deferred tax assets:
General loan loss allowance	2,366	2,202
Deferred income	378	391
Deferred compensation	778	641
Deferred loan fees	309	199
Other assets	28	29
Unrealized losses on securities designated as available for sale	857	135

Total deferred tax assets	4,716	3,597

Net deferred tax liability	$(3,339)	$(3,884)

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE H — FEDERAL INCOME TAXES (CREDITS) (continued)
For years prior to 1996, the Bank was allowed a special bad debt deduction generally limited to 8% of otherwise taxable income, subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than for bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The percentage of earnings bad debt deduction had accumulated to approximately $12.1 million as of December 31, 2005. The amount of the unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $4.1 million at December 31, 2005.
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
NOTE I — COMMITMENTS
The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of the commitments reflect the extent of the Bank’s involvement in such financial instruments.
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as those utilized for on-balance-sheet instruments.
At December 31, 2005, the Bank had outstanding commitments to originate and purchase fixed-rate loans of approximately $8.2 million and adjustable-rate loans of approximately $35.2 million. Additionally, the Bank had unused lines of credit under home equity and other loans of $81.6 million at December 31, 2005, and stand-by letters of credit of $2.6 million. Management believes that all loan commitments are able to be funded through cash flow from operations and existing liquidity. Fees received in connection with these commitments have not been recognized in earnings.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral on loans may vary but the preponderance of loans granted generally include a mortgage interest in real estate as security.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE I — COMMITMENTS (continued)
The Corporation has entered into lease agreements for office premises and equipment under operating leases which expire at various dates through the year ended December 31, 2017. The following table summarizes minimum payments due under lease agreements by year:

Year ending
December 31,	(In thousands)
2006	$208
2007	179
2008	169
2009	139
2010	124
2011 and thereafter	296

$1,115

Rental expense under operating leases totaled approximately $274,000, $259,000 and $234,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
NOTE J — REGULATORY CAPITAL
Camco and Advantage are subject to the regulatory capital requirements of the Federal Reserve Board (the “FRB”) and Advantage is subject to the requirements of the Federal Deposit Insurance Corporation (the “FDIC”). Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
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

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE J — REGULATORY CAPITAL (continued)
These guidelines divide the capital into two tiers. The first tier (“Tier I”) includes common equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary (“Tier II”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses, subject to certain limitations, less required deductions. Banks and financial holding companies are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier I capital. The regulatory agencies may, however, set higher capital requirements when particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.
During 2005, management was notified by the FDIC that Advantage was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” Camco and Advantage must maintain minimum capital ratios as set forth in the table that follows.
As of December 31, 2005, management believes that the Corporation met all capital adequacy requirements to which it was subject.

Camco:			At December 31, 2005
					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Total capital
(to risk-weighted assets)	$92,005	12.39%	≥$59,391	≥8.0%	N/A	N/A

Tier I capital
(to risk-weighted assets)	$85,046	11.46%	≥$29,696	≥4.0%	N/A	N/A

Tier I leverage	$85,046	8.00%	≥$42,549	≥4.0%	N/A	N/A

Advantage:			As of December 31, 2005
					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Total capital
(to risk-weighted assets)	$83,052	11.21%	≥$59,280	≥8.0%	≥$74,100	≥10.0%

Tier I capital
(to risk-weighted assets)	$76,093	10.27%	≥$29,640	≥4.0%	≥$44,460	≥ 6.0%

Tier I leverage	$76,093	7.23%	≥$42,126	≥4.0%	≥$52,657	≥ 5.0%

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE J — REGULATORY CAPITAL (continued)

Camco:			As of December 31, 2004
					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Total capital
(to risk-weighted assets)	$88,628	12.38%	≥$57,292	≥8.0%	N/A	N/A

Tier I capital
(to risk-weighted assets)	$82,152	11.47%	≥$28,646	≥4.0%	N/A	N/A

Tier I leverage	$82,152	7.54%	≥$43,568	≥4.0%	N/A	N/A

Advantage:			As of December 31, 2004
					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Total capital
(to risk-weighted assets)	$80,373	11.25%	≥$57,177	≥8.0%	≥$71,472	≥10.0%

Tier I capital
(to risk-weighted assets)	$73,897	10.34%	≥$28,589	≥4.0%	≥$42,883	≥ 6.0%

Tier I leverage	$73,897	6.86%	≥$43,118	≥4.0%	≥$53,897	≥ 5.0%
The Corporation’s management believes that, under the current regulatory capital regulations, Camco will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Corporation, such as increased interest rates or a downturn in the economy in the Bank’s market areas, could adversely affect future earnings and, consequently, the ability to meet future minimum regulatory capital requirements.
NOTE K — BENEFIT PLANS
The Corporation has a non-contributory retirement plan which provides benefits to certain key officers. The Corporation’s future obligations under the plan have been provided for via the purchase of single premium key man life insurance of which the Corporation is the beneficiary. The Corporation recorded expense related to the plan totaling approximately $320,000, $327,000 and $291,000 during the years ended December 31, 2005, 2004 and 2003, respectively.
The Corporation also has a 401(k) Salary Savings Plan covering substantially all employees. Contributions by the employees are voluntary and are subject to matching contributions by the employer under a fixed percentage, which may be increased at the discretion of the Board of Directors. Total expense under this plan was $298,000, $307,000 and $297,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE L — CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION
The following condensed financial statements summarize the financial position of the Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years ended December 31, 2005, 2004 and 2003:
CAMCO FINANCIAL CORPORATION
STATEMENTS OF FINANCIAL CONDITION
December 31,
(In thousands)

	2005	2004
ASSETS

Cash in Advantage	$99	$223
Interest-bearing deposits in other financial institutions	7,010	5,995
Investment securities designated as available for sale	185	387
Investment in Advantage	81,792	80,973
Investment in Camco Title	909	970
Office premises and equipment — net	1,285	1,338
Cash surrender value of life insurance	1,225	1,187
Prepaid expenses and other assets	160	165
Deferred federal income tax assets	54	107

Total assets	$92,719	$91,345

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and other accrued liabilities	$413	$404
Dividends payable	1,102	1,109
Accrued federal income taxes	441	511
Deferred federal income taxes	—	—

Total liabilities	1,956	2,024

Stockholders’ equity Common stock	8,830	8,760
Additional paid-in capital	59,567	58,935
Retained earnings	42,569	38,234
Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	(1,663)	(263)
Treasury stock, at cost	(18,540)	(16,345)

Total stockholders’ equity	90,763	89,321

Total liabilities and stockholders’ equity	$92,719	$91,345

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE L — CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION (continued)
CAMCO FINANCIAL CORPORATION
STATEMENTS OF OPERATIONS
Year ended December 31,
(In thousands)

	2005	2004	2003
Income
Dividends from Advantage	$7,000	$3,500	$7,504
Dividends from Camco Title	250	—	700
Interest and other income	239	171	172
Gain on sale of investments	113	45	—
Distributions in excess of Advantage earnings or loss	2,145	(5,595)	(709)
(Excess distribution from) undistributed earnings of Camco Title	(61)	165	(26)

Total income (loss)	9,686	(1,714)	7,641
General, administrative and other expense	1,233	1,152	1,129

Earnings (loss) before federal income tax credits	8,453	(2,866)	6,512
Federal income tax credits	(313)	(330)	(344)

Net earnings (loss)	$8,766	$(2,536)	$6,856

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE L — CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION (continued)
CAMCO FINANCIAL CORPORATION
STATEMENTS OF CASH FLOWS
Year ended December 31,
(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net earnings (loss) for the year	$8,766	$(2,536)	$6,856
Adjustments to reconcile net earnings (loss) to net cash flows provided by (used in) operating activities:
Distributions in excess of net earnings or loss of Advantage	(2,145)	5,595	709
Excess distribution from (undistributed net earnings of) Camco Title	61	(165)	26
Gain on sale of office premises and equipment	—	—	(1)
Gain on sale of investments	(113)	(45)	—
Depreciation and amortization	53	51	58
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	5	(60)	(105)
Accounts payable and other liabilities	9	46	(114)
Accrued federal income taxes	(70)	211	4
Deferred federal income taxes	92	(115)	(58)
Tax benefits related to exercise of stock options	111	84	210

Net cash provided by operating activities	6,769	3,066	7,585

Cash flows from investing activities:
Purchase of investment securities	(100)	—	—
Proceeds from redemption of available for sale securities	302	127	—
Net increase in cash surrender value of life insurance	(38)	(39)	(45)
Purchase of office premises and equipment	—	(3)	(32)
Proceeds from sale of office premises and equipment	—	—	14
(Increase) decrease in interest-bearing deposits in other financial institutions	(1,015)	5,320	3,666
Purchase of London Financial – net	—	(4,717)	—

Net cash provided by (used in) investing activities	(851)	688	3,603

Cash flows from financing activities:
Proceeds from exercise of stock options	591	468	977
Dividends paid	(4,438)	(4,305)	(4,215)
Purchase of treasury shares	(2,195)	—	(7,977)

Net cash used in financing activities	(6,042)	(3,837)	(11,215)

Net increase (decrease) in cash and cash equivalents	(124)	(83)	(27)

Cash and cash equivalents at beginning of year	223	306	333

Cash and cash equivalents at end of year	$99	$223	$306

Ohio state statutes impose certain limitations on the payment of dividends and other capital distributions by banks. Generally, absent approval of the Superintendent of Banks, such statutes limit dividend and capital distributions to earnings of the current and two preceding years. As a result, the Bank will need regulatory approval for dividend distributions in 2006. However, management is of the opinion that such approval will not be unreasonably withheld given the Bank’s current well-capitalized classification.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE M — BUSINESS COMBINATION
During 2004, the Corporation agreed to acquire London Financial utilizing the purchase method of accounting. London Financial was merged into Camco in August 2004. Camco paid $4.7 million in cash and issued 277,820 of its common shares, which were valued at approximately $3.5 million, in connection with the acquisition.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(In thousands)
Cash and cash equivalents	$2,948
Mortgage-backed securities	350
Loans receivable	49,050
Prepaid expenses and other assets	2,093

Total assets	54,441

Deposits	(45,232)
Other liabilities	(5,139)

Net assets acquired	$4,070

Presented below are Camco’s pro-forma condensed consolidated statements of earnings and earnings per share which have been prepared as if the acquisition had been consummated as of the beginning of each of the years ended December 31, 2004 and 2003.

	2004	2003
	(In thousands)
	(Unaudited)
Total interest income	$54,810	$58,036
Total interest expense	28,135	32,329

Net interest income	26,675	25,707
Provision for losses on loans	1,877	1,506
Other income	13,820	11,571
General, administrative and other expense	43,712	25,064

Earnings (loss) before income taxes (credits)	(5,094)	10,708
Federal income taxes (credits)	(1,891)	3,292

Net earnings (loss)	$(3,203)	$7,416

Earnings (loss) per share:
Basic	$(0.42)	$0.95

Diluted	N/A	$0.95

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2005, 2004 and 2003
NOTE N — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following table summarizes the Corporation’s quarterly results for the years ended December 31, 2005 and 2004.

		Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2005:		(In thousands, except per share data)
Total interest income	$15,157	$14,455	$13,961	$13,505
Total interest expense	7,058	6,902	6,432	6,137

Net interest income	8,099	7,553	7,529	7,368
Provision for losses on loans	520	360	360	240
Other income	1,709	1,543	1,634	1,706
General, administrative and other expense	5,644	5,735	5,810	5,565

Earnings before income taxes	3,644	3,001	2,993	3,269
Federal income taxes	1,174	963	953	1,051

Net earnings	$2,470	$2,038	$2,040	$2,218

Earnings per share:
Basic	$.32	$.27	$.27	$.29

Diluted	$.32	$.27	$.27	$.29

		Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2004:	(In thousands, except per share data)
Total interest income	$13,761	$13,473	$12,985	$12,729
Total interest expense	7,078	7,067	6,709	6,658

Net interest income	6,683	6,406	6,276	6,071
Provision for losses on loans	855	255	255	255
Other income	8,555	1,914	1,703	1,536
General, administrative and other expense	24,429	5,927	5,494	5,870

Earnings (loss) before income taxes (credits)	(10,046)	2,138	2,230	1,482
Federal income taxes (credits)	(3,476)	670	698	448

Net earnings (loss)	$(6,570)	$1,468	$1,532	$1,034

Earnings (loss) per share:
Basic	$(0.89)	$0.20	$0.21	$0.14

Diluted	N/A	$0.19	$0.21	$0.14

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
Item 9A. Controls and Procedures.
     (a) Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures are effective.
     (b) Changes in internal control over financial reporting. There were no changes in Camco’s internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
     See Management’s Report on Internal Control over Financial Reporting on page 38.
Item 9B. Other Information.
     Not applicable
PART III
Item 10. Directors and Executive Officers of the Registrant.
     The information contained under the captions “Election of Directors,” “Incumbent Directors,” “Executive Officers,” “Board Meetings, Committees and Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed by Camco on or about March 20, 2006 (the “Proxy Statement”) is incorporated herein by reference.
     Camco has adopted a Code of Ethics that applies to all directors and employees. The Code of Ethics is posted on Camco’s website at www.camcofinancial.com/site/charters&policies.html
Item 11. Executive Compensation.
     The information contained in the Proxy Statement under the caption, “Board Meetings, Committees and Compensation” and “Compensation of Executive Officers” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information contained in the Proxy Statement under the caption “Ownership of Camco Shares” is incorporated herein by reference.
     Camco maintains the Camco Financial Corporation 1995 Stock Option and Incentive Plan, the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan, the Westwood Homestead Financial Corporation 1997 Stock Option Plan and the Camco Financial Corporation 2002 Equity Incentive Plan (collectively, the “Plans”) under which it may issue equity securities to its directors, officers and employees. Each of the Plans was approved by Camco’s stockholders.
     The following table shows, as of December 31, 2005, the number of common shares issuable upon the exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Plans, excluding shares issuable upon exercise of outstanding stock options.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities		equity compensation
	to be issued upon	Weighted-average	plans (excluding
	exercise of	exercise price of	securities
Plan Category	outstanding options	outstanding options	reflected in column (a))
Equity compensation plans approved by security holders	224,636	$15.71	342,792
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
Item 14. Principal Accountant Fees and Services.
     The information contained under the caption “Audit Committee Report” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibits.
3 (i)	Certificate of Incorporation
3(ii)	Bylaws
10 (i)	Employment Agreement between Camco and Richard C. Baylor
10(ii)	Employment Agreement between Camco and Larry A. Caldwell
10(iii)	Form of 2002 Salary Continuation Agreement
10(iv)	Form of 1996 Salary Continuation Agreement
10 (v)	Form of Executive Deferred Compensation Agreement
10(vi)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan
10(vii)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial
Corporation 1995 Stock Option and Incentive Plan
10(viii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial
Corporation 1995 Stock Option and Incentive Plan
10(ix)	Camco Financial Corporation 2002 Equity Incentive Plan
10 (x)	Incentive Stock Option Award Agreement Pursuant to the Camco
Financial Corporation 2002 Equity and Incentive Plan
10(xi)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial
Corporation 2002 Equity and Incentive Plan
10(xii)	Camco Financial Corporation 1995 Stock Option and Incentive Plan
10(xiii)	Westwood Homestead Financial Corporation 1997 Stock Option Plan
10(xiv)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead
Financial Corporation 1997 Stock Option Plan
10(xv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead
Financial Corporation 1997 Stock Option Plan
10(xvi)	Summary of Bonus Plan
10(xvii)	Change of Control Agreement including Attachment A listing participants
21	Subsidiaries of Camco
23	Consent of Plant Moran PLLC regarding Camco’s Consolidated Financial Statements and Form S-8
23 (i)	Consent of Grant Thornton LLP regarding Camco’s Consolidated Financial Statements and Form S-8 for the year ending December 31, 2004
31 (i)	Certification of Chief Executive Officer
31(ii)	Certification of Chief Financial Officer
32 (i)	Certification of Chief Executive Officer
32(ii)	Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Camco Financial Corporation

By	/s/ Richard C. Baylor Richard C. Baylor,
President, Chief Executive Officer and a Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Larry A. Caldwell Larry A. Caldwell	By	/s/ Robert C. Dix, Jr. Robert C. Dix, Jr.,
	Chairman and Director		Director

Date: March 15, 2006		Date: March 15, 2006

By	/s/ Samuel W. Speck Samuel W. Speck,	By	/s/ Paul D. Leake Paul D. Leake,
	Director		Director

Date: March 15, 2006		Date: March 15, 2006

By	/s/ Jeffrey T. Tucker Jeffrey T. Tucker,	By	/s/ Terry A. Feick Terry A. Feick,
	Director		Director

Date: March 15, 2006		Date: March 15, 2006

By	/s/ Carson K. Miller Carson K. Miller,	By	/s/ Susan J. Insley Susan J. Insley,
	Director		Director

Date: March 15, 2006		Date: March 15, 2006

By	/s/ Mark A. Severson Mark A. Severson,	By	/s/ Douglas F Mock Douglas F. Mock,
	Chief Financial Officer		Director

Date: March 15, 2006		Date: March 15, 2006

By	/s/ J. Timothy Young
J. Timothy Young
Director
Date: March 15, 2006

INDEX TO EXHIBITS

ITEM	DESCRIPTION

Exhibit 3(i)	Third Restated Certificate of Incorporation of Camco Financial Corporation, as amended	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Film no. 585779 (“1999 Form 10-K”), Exhibit 3(i)

Exhibit 3(ii)	1987 Amended and Restated By-Laws of Camco Financial Corporation	Incorporated by reference to Camco’s Form 10-Q for the quarter ended September 30, 2003, Exhibit 3

Exhibit 10(i)	Employment Agreement dated January 1, 2001, by and between Camco Financial Corporation and Richard C. Baylor	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Exhibit 10(i)

Exhibit 10(ii)	Employment Agreement dated November 9, 2001, as amended, by and between Camco Financial Corporation and Larry A. Caldwell	Incorporated by reference to Camco’s 2002 Proxy, Exhibit 10(ii)

Exhibit 10(iii)	Form of 2002 Salary Continuation Agreement, including individualized Schedule A’s for each participant	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (“2003 Form 10-K”), Exhibit 10(iv)

Exhibit 10(iv)	Form of 1996 Salary Continuation Agreement, including Schedule A’s for D. Edward Rugg and Edward A. Wright	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(iv)

Exhibit 10(v)	Form of Executive Deferred Compensation Agreement	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(vi)

Exhibit 10(vi)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90142, Exhibit 4.01

Exhibit 10(vii)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(vii)

Exhibit 10(viii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended Decmber 31, 2004 (“2004 Form 10-K”), Exhibit 10(viii)

Exhibit 10(ix)	Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90152, Exhibit 4.01

Exhibit 10(x)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan	Incorporated by reference to Camco’s Form 8K filed on February 2, 2005, film no. 05570393 (“2005 8-K”), Exhibit 10.5

ITEM	DESCRIPTION

Exhibit 10(xi)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(xi)

Exhibit 10(xii)	Camco Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90166, Exhibit 4.01

Exhibit 10(xiii)	Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to Camco’s Form S-8 filed on January 5, 2000, File Number 333-94113, Exhibit 4.01

Exhibit 10(xiv)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8K, Exhibit 10.4

Exhibit 10(xv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8K, Exhibit 10.3

Exhibit 10(xvi)	Summary of Bonus Plan

Exhibit 10(xvii)	Change of Control Agreement including Attachment A listing participants

Exhibit 21	Subsidiaries of Camco	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 21

Exhibit 23	Consent of Plante Moran PLLC regarding Camco’s Consolidated Financial Statements and Form S-8

Exhibit 23(i)	Consent of Grant Thornton LLP Regarding Camco’s Consolidated Financial Statements and Form S-8 for the year ended December 31, 2004

Exhibit 31(i)	Section 302 Certification by Chief Executive Officer

Exhibit 31(ii)	Section 302 Certification by Chief Financial Officer

Exhibit 32(i)	Section 1350 Certification by Chief Executive Officer

Exhibit 32(ii)	Section 1350 Certification by Chief Financial Officer