Form 10-Q
period 2006-03-31
CAMCO FINANCIAL CORP
filed 2006-05-09
CIK 16614

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicated by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of May 3, 2006, the latest practicable date, 7,531,713 shares of the registrant’s common stock, $1.00 par value, were issued and outstanding.

Camco Financial Corporation

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
ASSETS

Cash and due from banks	$19,277	$21,786
Interest-bearing deposits in other financial institutions	10,584	11,299

Cash and cash equivalents	29,861	33,085

Investment securities available for sale — at market	47,784	47,907
Investment securities held to maturity — at cost, approximate market value of $941 and $947 as of March 31, 2006 and December 31, 2005, respectively	918	919
Mortgage-backed securities available for sale — at market	57,623	61,607
Mortgage-backed securities held to maturity — at cost, approximate market value of $3,070 and $3,251 as of March 31, 2006 and December 31, 2005, respectively	3,135	3,257
Loans held for sale — at lower of cost or market	3,325	1,947
Loans receivable — net	840,105	846,763
Office premises and equipment — net	11,813	11,569
Real estate acquired through foreclosure	1,636	2,581
Federal Home Loan Bank stock — at cost	27,496	27,112
Accrued interest receivable	5,219	5,297
Prepaid expenses and other assets	1,851	1,228
Cash surrender value of life insurance	20,981	20,793
Goodwill — net of accumulated amortization	6,683	6,683
Prepaid federal income taxes	—	500

Total assets	$1,058,430	$1,071,248

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$676,376	$660,242
Advances from the Federal Home Loan Bank and other borrowings	280,280	307,223
Advances by borrowers for taxes and insurance	2,092	3,249
Accounts payable and accrued liabilities	4,965	5,331
Dividends payable	1,131	1,102
Accrued federal income taxes	276	—
Deferred federal income taxes	3,079	3,338

Total liabilities	$968,199	980,485

Commitments	—	—

Stockholders’ equity
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 14,900,000 shares; 8,829,839 issued at March 31, 2006 and December 31, 2005.	8,830	8,830
Additional paid-in capital	59,602	59,567
Retained earnings — substantially restricted	43,119	42,569
Accumulated other comprehensive income (loss) — unrealized gains on securities designated as available for sale, net of related tax effects	(2,183)	(1,663)
Less 1,293,125 and 1,251,125 shares of treasury stock at March 31, 2006 and December 31, 2005, respectively — at cost	(19,137)	(18,540)

Total stockholders’ equity	90,231	90,763

Total liabilities and stockholders’ equity	$1,058,430	$1,071,248

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended March 31,
(In thousands, except per share data)

	2006	2005
Interest income
Loans	$13,249	$11,962
Mortgage-backed securities	633	751
Investment securities	480	185
Interest-bearing deposits and other	790	607

Total interest income	15,152	13,505

Interest expense
Deposits	4,424	3,503
Borrowings	2,949	2,634

Total interest expense	7,373	6,137

Net interest income	7,779	7,368

Provision for losses on loans	360	240

Net interest income after provision for losses on loans	7,419	7,128

Other income
Late charges, rent and other	462	745
Loan servicing fees	360	378
Service charges and other fees on deposits	352	334
Gain on sale of loans	99	170
Increase (decrease) in mortgage servicing rights — net	(22)	51
Gain on sale of real estate acquired through foreclosure	55	9
Gain on sale of mortgage-backed securities and fixed assets	—	19

Total other income	1,306	1,706

General, administrative and other expense
Employee compensation and benefits	3,736	3,446
Deferred loan origination costs – SFAS No. 91	(487)	(482)
Occupancy and equipment	780	797
Data processing	393	331
Advertising	303	229
Franchise taxes	246	79
Other operating	1,291	1,165

Total general, administrative and other expense	6,262	5,565

Earnings before federal income taxes	2,463	3,269

Federal income taxes	784	1,051

NET EARNINGS	$1,679	$2,218

EARNINGS PER SHARE
Basic	$.22	$.29

Diluted	$.22	$.29

Dividends declared per share	$.150	$.145

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31,
(In thousands)

	2006	2005
Net earnings	$1,679	$2,218

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities during the period, net of tax effects (benefits) of $(268) and $(511) in 2006 and 2005, respectively	(520)	(992)

Reclassification adjustment for realized gains included in earnings net of taxes of $0 and $4 in 2006 and 2005, respectively	0	(9)

Comprehensive income	$1,159	$1,217

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
(In thousands)

	2006	2005
Cash flows from operating activities:
Net earnings for the period	$1,679	$2,218
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees	56	19
Amortization of premiums and discounts on investment and mortgage-backed securities — net	76	135
Amortization of mortgage servicing rights — net	191	151
Depreciation and amortization	294	320
Amortization of loan purchase accounting adjustments, net	(22)	(22)
Provision for losses on loans	360	240
Stock Option expense	35	—
Loss (gain) on sale of real estate acquired through foreclosure	(55)	(9)
Gain on sale of mortgage-backed securities	—	(13)
Federal Home Loan Bank stock dividends	(384)	(286)
Gain on sale of loans	(99)	(170)
Loans originated for sale in the secondary market	(13,140)	(16,150)
Proceeds from sale of loans in the secondary market	11,861	14,541
Net increase in cash surrender value of life insurance	(188)	(185)

Tax benefits related to exercise of stock options	—	32
Increase (decrease) in cash due to changes in:
Accrued interest receivable	78	87
Prepaid expenses and other assets	(623)	214
Accrued interest and other liabilities	(366)	(989)
Federal income taxes
Current	776	3,708
Deferred	8	(8)

Net cash provided by (used in) operating activities	537	3,833

Cash flows provided by (used in) investing activities:
Purchases of investment securities designated as available for sale	—	(8,978)
Proceeds from sale of investments designated as available for sale	—	27
Proceeds from maturities of investment securities	—	5,000
Principal repayments on mortgage-backed securities	3,367	4,911
Purchases of mortgage-backed securities designated as available for sale	—	(3,349)
Loan principal repayments	74,282	67,526
Additions to real estate acquired through foreclosure	(20)	(6)
Loan disbursements	(67,061)	(71,156)
Purchases of loans	(637)	(854)
Additions to office premises and equipment	(538)	(121)
Proceeds from sale of real estate acquired through foreclosure	509	993

Net cash used in investing activities	9,902	(6,007)

Net cash (used in) provided by operating and investing activities balance carried forward	10,439	(2,174)

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the three months ended March 31,
(In thousands)

	2006	2005
Net cash (used in) provided by operating and investing activities (balance brought forward)	$10,439	$(2,174)

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposits	16,134	7,075
Proceeds from Federal Home Loan Bank advances	7,000	—
Repayment of Federal Home Loan Bank advances	(33,943)	(6,008)
Dividends paid on common stock	(1,100)	(1,112)
Proceeds from exercise of stock options	—	126
Purchase of treasury shares	(597)
Decrease in advances by borrowers for taxes and insurance	(1,157)	(1,006)

Net cash provided by (used in) financing active	(13,663)	(925)

Increase (decrease) in cash and cash equivalents	(3,224)	(3,099)

Cash and cash equivalents at beginning of period	33,085	42,894

Cash and cash equivalents at end of period	$29,861	$39,795

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$7,304	$6,190

Cash paid for taxes	—	—

Supplemental disclosure of noncash investing activities:
Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	$(765)	$(992)

Recognition of mortgage servicing rights in accordance with SFAS No. 140	$169	$202

Transfers from mortgage loans to real estate acquired through foreclosure	$205	$1,200

Dividends declared but unpaid	$1,131	$1,114

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three-month periods ended March 31, 2006 and 2005
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2005. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three month period ended March 31, 2006, are not necessarily indicative of the results which may be expected for the entire year.

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
For the three-month periods ended March 31, 2006 and 2005
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

Servicing assets are recognized as separate assets when loans are sold with servicing retained. A pooling methodology in which loans with similar characteristics are “pooled” together is applied for valuation purposes. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, interest earned on float, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. The interest rate for float, which is supplied by management, takes into consideration the investment portfolio average yield as well as current short duration investment yields. Management believes this methodology provides a reasonable estimate. Mortgage loan prepayment speeds are calculated by the third party provider utilizing the Economic Outlook as published by the Office of Chief Economist of Freddie Mac in estimating prepayment speeds and provides a specific scenario with each evaluation. Based on the assumptions discussed, pre-tax projections are prepared for each pool of loans serviced. These earning figures approximate the cash flow that could be received from the servicing portfolio. Valuation results are presented quarterly to management.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three-month periods ended March 31, 2006 and 2005
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

The test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying value including goodwill. The value is determined assuming a freely negotiated transaction between a willing buyer and a willing seller, neither being under any compulsion to buy or sell and both having reasonable knowledge of relevant facts. Accordingly, to derive the fair value of the reporting unit, the following common approaches to valuing business combination transactions involving financial institutions are utilized by a third party selected by Camco: (1) the comparable transactions approach – specifically based on earnings, book, assets and deposit premium multiples received in recent sales of comparable thrift franchises; and (2) the discounted cash flow approach. The application of the valuation techniques take into account the reporting unit’s operating history, the current market environment and future prospects. As of the most recent quarter, the only reporting unit carrying goodwill is the Bank.

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

After each testing period, the third party compiles a summary of the test that is then provided to the Enterprise Risk and Audit Committee and management for review.

Summary

Management believes the accounting estimates related to the allowance for loan losses, the capitalization, amortization, and valuation of mortgage servicing rights and the goodwill impairment test are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period because they require management to make assumptions concerning the changes in the types and volumes of the portfolios, rates of future prepayments, and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on Camco’s assets reported on the balance sheet as well as its net earnings. Management has discussed the development and selection of these critical accounting estimates with the Enterprise Risk and Audit Committee of the Board of Directors and the Enterprise Risk and Audit Committee has reviewed Camco’s disclosures relating to such matters in the quarterly Management’s Discussion and Analysis.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three-month periods ended March 31, 2006 and 2005
4.	Earnings Per Share

Basic earnings per common share are computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation’s stock option plans. The computations are as follows:

	For the three months ended
	March 31,
	2006	2005
Weighted-average common shares outstanding (basic)	7,563,452	7,677,795
Dilutive effect of assumed exercise of stock options	3,718	33,638

Weighted-average common shares outstanding (diluted)	7,567,170	7,711,433

Anti-dilutive options to purchase 232,364 and 167,879 shares of common stock with respective weighted-average exercise prices of $15.87 and $16.46 were outstanding at March 31, 2006 and 2005, respectively, but were excluded from the computation of common share equivalents for those respective periods because the exercise prices were greater than the average market price of the common shares.

5.	Stock Option Plans

Under the 1995 Plan, 161,488 shares were reserved for issuance. Under the 2002 Plan, 400,000 shares were reserved for issuance. Additionally, in connection with the acquisition of First Ashland Financial Corporation, the stock options of Ashland were converted into options to purchase 174,421 shares of the Corporation’s stock at an exercise price of $7.38 per share, all of which were exercisable through 2005. In connection with the 2000 acquisition of Westwood Homestead Financial Corporation, the stock options of Westwood Homestead were converted into options to purchase 311,794 shares of the Corporation’s stock at a weighted-average exercise price of $11.89 per share, which expire in 2008.

Effective January 1, 2006, the Corporation adopted SFAS No. 123R, “Accounting for Stock-Based Compensation,” which contains a fair-value based method for valuing stock-based compensation that measures compensation cost at the grant date based on the fair value of the award.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three-month periods ended March 31, 2006 and 2005
5.	Stock Option Plans (continued)

Prior to January 1, 2006, the Corporation utilized APB Opinion No. 25 and related Interpretations in accounting for its stock option plans in 2005. Accordingly, no compensation cost has been recognized for the plans in 2005. Had compensation cost for the Corporation’s stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123R, the Corporation’s net earnings and earnings per share for the three-month periods ended March 31, 2006 and 2005 would have been reported as the pro forma amounts indicated below:

	2006	2005
	(In thousands, except per share data)
Net earnings
As reported	$1,679	$2,218
Add: Stock-based compensation, expense included in reported income, net of tax	30	—

Deduct: Total stock-based compensation expense determined under fair value based method for awards, net of tax	(30)	(21)

	$1,679	$2,197

Earnings per share
Basic
As reported	$.22	$.29
Stock-based compensation, net of tax	—	—

Pro-forma	$.22	$.29

Diluted
As reported	$.22	$.29
Stock-based compensation, net of tax	—	(.01)

Pro-forma	$.22	$.28

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during 2006 and 2005: dividend yield of 4.0% and 3.80%, respectively; expected volatility of 15.16% and 18.76% respectively; a risk-free interest rate of 4.57% and 4.22% respectively, and an expected life of ten years for all grants.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three-month periods ended March 31, 2006 and 2005
5.	Stock Option Plans (continued)

A summary of the status of the Corporation’s stock option plans as of March 31, 2006 and December 31, 2005, and changes during the periods ending on those dates is presented below:

		Three months ended		Year ended
		March 31,		December 31,
		2006		2005
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of period	224,636	$15.71	218,324	$12.91
Granted	84,513	14.12	87,240	16.51
Exercised	—	—	(70,162)	8.43
Forfeited	(442)	16.43	(10,766)	12.85

Outstanding at end of period	308,707	$15.28	224,636	$15.71

Options exercisable at period-end	227,016	$15.34	138,305	$15.22

Weighted-average fair value of options granted during the period		$2.09		$2.89

The following information applies to options outstanding at March 31, 2006:

Number outstanding	5,255
Range of exercise prices	8.92-9.75

Number outstanding	96,123
Range of exercise prices	11.36-14.16

Number outstanding	207,329
Range of exercise prices	14.55-17.17

Weighted-average exercise price	$15.28
Weighted-average remaining contractual life	7.3 years
6.	Forward Looking Statements

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

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the three-month periods ended March 31, 2006 and 2005
Discussion of Financial Condition Changes from December 31, 2005 to March 31, 2006
At March 31, 2006, Camco’s consolidated assets totaled $1.1 billion, a decrease of $12.8 million, or 1.2%, from the December 31, 2005 total. The decrease in total assets was comprised primarily of decreases in loans receivable net, mortgage-backed securities available for sale and cash and cash equivalents.
Cash and interest-bearing deposits in other financial institutions totaled $29.9 million at March 31, 2006, a decrease of $3.2 million, or 9.7%, from December 31, 2005. Investment securities totaled $48.7 million at March 31, 2006, a decrease of $124,000, or .3%, from the total at December 31, 2005 due to amortization and market value.
Mortgage-backed securities totaled $60.8 million at March 31, 2006, a decrease of $4.1 million, or 6.3%, from December 31, 2005, due to principal repayments of $3.4 million coupled with a decrease in market value of $700,000 for the three-month period ended March 31, 2006.
Loans receivable, including loans held for sale, totaled $843.4 million at March 31, 2006, a decrease of $5.3 million, or .6%, from December 31, 2005. The decrease resulted primarily from loan disbursements and purchases totaling $80.8 million, which were partially offset by principal repayments of $74.3 million and loan sales of $11.8 million. The volume of loans originated and purchased during the first three months of 2006 decreased compared to the 2005 period by $7.3 million, or 8.3%, while the volume of loan sales decreased by $2.6 million or 18.2% year to year. The number of loans originated for sale in the secondary market continues to decline as long term rates have risen. The rise in interest rates resulted in an increase in the production of adjustable rate loans for the portfolio. Instead of selling adjustable rate loans, Camco has typically held them in its portfolio as an integral part of its strategy to build interest rate sensitive assets for interest rate risk purposes. Loan originations during the three-month period ended March 31, 2006, were comprised primarily of $33.2 million of loans secured by one- to four-family residential real estate, $23.4 million in loans secured by commercial real estate and $24.2 million in consumer and other loans. Management will continue to expand its consumer and commercial real estate lending in future periods as a means of increasing the yield on its loan portfolio.
The allowance for loan losses totaled $7.3 million and $7.0 million at March 31, 2006 and December 31, 2005, respectively, representing .87% and .82% of loans, respectively, at those dates. Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $14.8 million and $13.9 million at March 31, 2006 and December 31, 2005, respectively, constituting 1.75% and 1.64% of total net loans, including loans held for sale, at those dates. At March 31, 2006, nonperforming loans were comprised of $7.9 million in one- to four-family residential real estate loans, $3.9 million in commercial and multi-family real estate loans and $3.0 million of consumer and non-residential loans. Management believes all nonperforming loans are adequately reserved and no loss is expected over and above allocated reserves on such loans. Loans delinquent greater than 30 days but less than 90 days totaled $11.2 million at March 31, 2006, compared to $4.0 million at December 31, 2005, an increase of $7.2 million, or 177.7%. The increase was primarily due to three non-residential commercial real estate loans totaling $4.0 million. Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances at March 31, 2006, there can be no assurance that increased provisions will not be necessary in future periods, which could adversely affect Camco’s results of operations.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the three-month periods ended March 31, 2006 and 2005
Discussion of Financial Condition Changes from December 31, 2005 to March 31, 2006 (continued)
Deposits totaled $676.4 million at March 31, 2006 an increase of $16.1 million, or 2.4%, from the total at December 31, 2005. The increase in deposits was primarily due to an increase of $28.8 million in certificates of deposit and $7.2 million in money market accounts resulting from the increased advertisement of short-term certificates and individual retirement accounts in the first quarter of 2006. Management decided to increase advertising for these deposits in an effort to increase core deposits with short to intermediate term maturities due to rising interest rates and the flat yield curve. The increase in short-term deposits and money market accounts were partially offset by the decrease of $13.6 million in interest bearing checking and $3.5 million in savings accounts, and $2.9 million in non-interest bearing checking which was primarily due to the movement to higher yielding money market accounts and deposits. FHLB advances and other borrowings totaled $280.3 million at March 31, 2006 a decrease of $26.9 million, or 8.8%, from the total at December 31, 2005 The decrease in advances was primarily due to the pay down of repurchase based advances of $14.0 million, a $12.0 million fixed rate advance maturing in March 2006 and continued amortization.
Stockholders’ equity totaled $90.2 million at March 31, 2006 a decrease of $532,000, or .6%, from December 31, 2005. The decrease resulted primarily from dividends of $1.1 million, an increase in unrealized losses on available for sale securities of $520,000 and the treasury buyback of stock of $597,000, which was partially offset by net earnings of $1.7 million.
Camco and the Bank are required to maintain minimum regulatory capital pursuant to federal regulations. During the first quarter of 2006 management was notified by its primary regulators that Advantage was categorized as “well-capitalized” under the regulatory framework. At March 31, 2006 the regulatory capital of Camco and the Bank exceeded all regulatory capital requirements.
     The following tables present certain information regarding compliance by Advantage with applicable regulatory capital requirements at March 31, 2006:
     Camco: As of March 31, 2006

					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Total capital (to risk-weighted assets)	$92,357	12.43%	≥$59,425	≥8.0%	N/A	N/A

Tier I capital (to risk-weighted assets)	$85,036	11.45%	≥$29,713	≥4.0%	N/A	N/A

Tier I leverage	$85,036	8.04%	≥$42,291	≥4.0%	N/A	N/A

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the three-month periods ended March 31, 2006 and 2005
Comparison of Financial changes from December 31, 2005 to March 31, 2006 (continued)
     Advantage: At March 31, 2006

					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Total capital (to risk-weighted assets)	$83,431	11.25%	≥$59,314	≥8.0%	≥$74,142	≥10.0%
Tier I capital (to risk-weighted assets)	$76,110	10.27%	≥$29,675	≥4.0%	≥$44,485	≥ 6.0%

Tier I leverage	$76,110	7.27%	≥$41,881	≥4.0%	≥$52,351	≥ 5.0%
Comparison of Results of Operations for the Three Months Ended March 31, 2006 and 2005
General
Camco’s net earnings for the three months ended March 31, 2006 totaled $1.7 million, a decrease of $539,000, or 24.3%, from the $2.2 million of net earnings reported in the comparable 2005 period. The decrease in earnings was primarily attributable to a $400,000, or 23.5%, decrease in other income and an increase of $697,000, or 12.5%, in general, administrative and other expenses, which were partially offset by an increase in net interest income of $411,000, or 5.6%.
Net Interest Income
Total net interest income amounted to $7.8 million for the three months ended March 31, 2006, an increase of $411,000 million, or 5.6%, compared to the three-month period ended March 31, 2005, generally reflecting the effects of an increase in yield on total interest-earning assets of 60 basis points, from 5.36% in the 2005 period to 5.96% in 2006 and a $10.3 million, or 1.0%, increase in the average balance of interest-earning assets outstanding year to year.

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

	For the three months ended March 31,
		2006			2005
	Average	Interest	Average	Average	Interest	Average
	outstanding	earned/	yield/	outstanding	earned/	yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	845,557	13,249	6.27%	840,575	11,962	5.69%
Mortgage-backed securities (2)	62,981	633	4.02%	82,381	751	3.65%
Investment securities (2)	48,795	480	3.93%	24,369	185	3.04%
Interest-bearing deposits and other	60,304	790	5.24%	60,050	607	4.04%

Total interest-earning assets	1,017,637	15,152	5.96%	1,007,375	13,505	5.36%

Interest-bearing liabilities:
Deposits	630,346	4,424	2.81%	642,359	3,503	2.18%
FHLB advances and other	300,930	2,949	3.92%	293,551	2,634	3.59%

Total interest-bearing liabilities	931,276	7,373	3.17%	935,910	6,137	2.62%

Net interest income/Interest rate spread		$7,779	2.79%		$7,368	2.74%

Net interest margin (3)			3.06%			2.93%

(1)	Includes nonaccrual loans and loans held for sale.

(2)	Includes securities designated as available for sale.

(3)	Net interest income as a percent of average interest-earning assets.
Interest income on loans totaled $13.2 million for the three months ended March 31, 2006, an increase of $1.3 million, or 10.8%, from the comparable 2005 period. The increase resulted primarily from an increase of average balance outstanding of $5.0 million, or .6%, in the 2006 quarter coupled with a 58 basis point increase in the average yield to 6.27% from 5.69% in 2005. Interest income on mortgage-backed securities totaled $633,000 for the three months ended March 31, 2006, an $118,000 or 15.7% decrease from the 2005 quarter. The decrease was due primarily to a $19.4 million, or 23.6%, decrease in the average balance outstanding in the 2006, offset partially by a 37 basis point increase in the average yield, to 4.02% for the 2006 period. Interest income on investment securities increased by $295,000 or 159.5%, due primarily to a 89 basis point increase in the average yield, to 3.93% in the 2006 period and a $24.4 million or 100.2% increase in the average balance outstanding in the 2006 period. Interest income on other interest-earning assets increased by $183,000 or 30.2%, due primarily to a 120 basis point increase in the average yield, to 5.24% in 2006 coupled by a 254,000 or .4%, in the average balance outstanding in the 2006 period.
Interest expense on deposits totaled $4.4 million for the three months ended March 31, 2006 an increase of $921,000, or 26.3%, compared to the same quarter in 2005 due primarily to a 63 basis point increase in the average cost of deposits to 2.81% in the current quarter, offset partially by a $12.0 million, or 1.9%, decrease in average deposits outstanding. Interest expense on borrowings totaled $2.9 million for the three months ended March 31, 2006 an increase of $315,000, or 12.0%, from the same 2005 three-month period. The increase resulted primarily from a 33 basis point increase in the average cost of borrowings to 3.92%, and a $7.4 million, or 2.5%, increase in the average borrowings outstanding. Increases in the level of average yields on interest-earning assets and average costs of interest-bearing liabilities (deposits) were due primarily to the overall increase in interest rates in the economy.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the three-month periods ended March 31, 2006 and 2005
Comparison of Results of Operations for the Three Months Ended March 31, 2006 and 2005 (continued)
As a result of the foregoing changes in interest income and interest expense, net interest income increased by $411,000 or 5.6%, to a total of $7.8 million for the three months ended March 31, 2006 The interest rate spread increased to approximately 2.79% at March 31, 2006 from 2.74% at March 31, 2005 while the net interest margin increased to approximately 3.06% for the three months ended March 31, 2006 compared to 2.93% for the 2005 period.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. Based upon an analysis of these factors, management increased the provision for losses on loans to $360,000 for the three months ended March 31, 2006. This was due to the continued emphasis on consumer and commercial real estate loans, an increase of $120,000 or 50.0%, from the comparable period in 2005. Management believes all classified loans are adequately reserved, however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future.
Other Income
Other income totaled $1.3 million for the three months ended March 31, 2006 a decrease of $400,000, or 23.5%, from the comparable 2005 period. The decrease in other income was primarily attributable to a $283,000 decrease in late charges, rent and other, a $73,000 decrease in the valuation of mortgage servicing rights and a decrease of $71,000 in the gain on sale of loans. The decrease in late charges, rent and other was due to a management decision to discontinue the accrual of late charges on commercial loans and move to a method that will recognize late charges as income when collected. This decision to reverse accrued late charges resulted in a decrease in other income of $166,000 for the period. The decrease in mortgage servicing rights was attributable to the increase of loan prepayments in the servicing portfolio for the three months ended March 31, 2006. The decrease in gain on sale of loans was due primarily to a decrease in the volume of loans sold of $2.6 million, or 18.2%, from the volume of loans sold in the 2005 period.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the three-month periods ended March 31, 2006 and 2005
Comparison of Results of Operations for the Three Months Ended March 31, 2006 and 2005 (continued)
General, Administrative and Other Expense
General, administrative and other expense totaled $6.3 million for the three months ended March 31, 2006 an increase of $697,000 or 12.5%, from the comparable period in 2005. The increase in general, administrative and other expense was due primarily to an increase of $290,000, or 8.4%, in employee compensation and benefits and a $167,000 or 211.4%, increase in franchise taxes. The increase in employee compensation and benefits is due to several key hires within mid-management level of the Corporation as well as revenue generating commercial lenders in the markets we serve, recruiting expense, merit increases and increases in health insurance. The increase in franchise tax was due to incurring a normal level of expense after realizing a one-time tax savings which occurred in 2005 from acquiring London Financial Corporation in August of 2004 when the bank changed charters to a state chartered commercial bank.
Federal Income Taxes
The provision for federal income taxes totaled $784,000 for the three months ended March 31, 2006, a decrease of $267,000 or 25.4%, compared to the three months ended March 31, 2005. This decrease was primarily attributable to an $806,000 or 24.7%, decrease in pre-tax earnings. The Corporation’s effective tax rates amounted to 31.8% for the three-months ended March 31, 2006 and 32.2% for the three months ended March 31, 2005.
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
In the first quarter of 2006, Camco Financial purchased 42,000 of its shares for a total cost of $597,000. The Corporation has continued the treasury buyback of shares as a means to better utilize capital.
The primary sources of funds include deposits, borrowings and principal and interest repayments on loans. The deposit base includes local and state deposits. State of Ohio deposits equated to $34.0 million at March 31, 2006 and $29.2 million at December 31, 2005. Other funding sources include Federal Home Loan Bank advances of which approximately $91.0 million additional borrowing capacity was available as of March 31, 2006.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the three-month periods ended March 31, 2006 and 2005
Comparison of Results of Operations for the Three Months Ended March 31, 2006 and 2005 (continued)
The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of March 31, 2006.

	Payments due by period
	Less			More
	than	1-3	3-5	than
	1 year	years	years	5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$152	$348	$263	$296	$1,059
Advances from the Federal Home Loan Bank	75,747	93,097	42,569	57,982	269,395
Certificates of deposit	274,417	121,115	26,063	1,147	422,742

Amount of commitments expiring per period
Commitments to originate loans:
Overdraft lines of credit	698	—	—	—	698
Home equity lines of credit	77,250	—	—	—	77,250
Commercial lines of credit	15,337	—	—	—	15,337
One- to four-family and multi-family loans	13,357	—	—	—	13,357
Commercial	25,597	—	—	—	25,597
Non-residential real estate and land loans	249	—	—	—	249

Total contractual obligations	$482,804	$214,560	$68,895	$59,425	$825,684

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk
     Management considers interest rate risk the Bank’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Bank’s net interest income is largely dependent upon the effective management of interest rate risk.
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

     The following table shows the Bank’s estimated earnings sensitivity profile as of March 31, 2006:

Change in	Percentage Change in
Interest Rates	Net Interest Income
(basis points)	12 Months	Policy Limit
+200	-5.86%	-20.00%
-200	-4.23%	-20.00%
     Given a 200bp linear increase in the yield curve used in the simulation model, it is estimated net interest income for the Bank would decrease by 5.86% over one year. A 200bp linear decrease in interest rates would decrease net interest income by 4.23% over one year. These estimated changes in net interest income are within the policy guidelines established by the Board of Directors. The Bank’s ALCO also monitors the economic value of equity (EVE) ratio, measured on a static basis at the current period end.
     The following table shows the EVE ratios as of March 31, 2006:

Change in
Interest Rates
(basis points)	EVE Ratio	Policy Limit
+100	7.13%	6.00%
0	7.93%	6.50%
-100	8.33%	6.00%
ITEM 4: Controls and Procedures
     (a) Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures are effective.
     (b) There were no changes in Camco’s internal control over financial reporting during the quarter ended March 31, 2006, which materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

Camco Financial Corporation
PART II
ITEM 1. Legal Proceedings
          Not applicable.
ITEM 1A. Risk Factors
          None.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
All of the following shares were purchased as part of a publicly announced program:

			Maximum Number
			of shares that may
	Number of shares	Average price paid	be purchased under
Period of Repurchase	purchased	per share	the program
January 1-January 31	0	N/A	229,337
Feb. 1 – Feb. 28	20,500	14.24	208,837
March 1- March 31	21,500	14.19	187,337
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

Date: May 4, 2006	By:	/s/ Richard C. Baylor
Richard C. Baylor
Chief Executive Officer

Date: May 4, 2006	By:	/s/ Mark A. Severson
Mark A. Severson
Chief Financial Officer