Form 10-Q
period 2006-06-30
CAMCO FINANCIAL CORP
filed 2006-08-09
CIK 16614

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-25196
CAMCO FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	51-0110823

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Large accelerated filer ☐                      Accelerated filer ☑                      Non-accelerated filer ☐
Indicate by chek mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes ☐                No ☑
As of August 3, 2006, the latest practicable date, 7,488,813 shares of the registrant’s common stock, $1.00 par value, were issued and outstanding.

Camco Financial Corporation

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
ASSETS

Cash and due from banks	13,592	21,786
Interest-bearing deposits in other financial institution	19,346	11,299

Cash and cash equivalents	32,938	33,085

Investment securities available for sale — at market	55,612	47,907
Investment securities held to maturity — at cost, approximate market value of $935 and $947 as of June 30, 2006 and December 31, 2005, respectively	917	919
Mortgage-backed securities available for sale — at market	55,053	61,607
Mortgage-backed securities held to maturity — at cost, approximate market value of $2,907 and $3,251 as of June 30, 2006 and December 31, 2005, respectively	3,004	3,257
Loans held for sale — at lower of cost or market	2,114	1,947
Loans receivable — net	845,282	846,763
Office premises and equipment — net	13,092	11,569
Real estate acquired through foreclosure	1,976	2,581
Federal Home Loan Bank stock — at cost	27,890	27,112
Accrued interest receivable	5,953	5,297
Prepaid expenses and other assets	1,502	1,228
Cash surrender value of life insurance	20,915	20,793
Goodwill — net of accumulated amortization	6,683	6,683
Prepaid federal income taxes	742	500

Total assets	$1,073,673	$1,071,248

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$681,905	$660,242
Advances from the Federal Home Loan Bank	290,441	307,223
Advances by borrowers for taxes and insurance	2,089	3,249
Accounts payable and accrued liabilities	5,031	5,331
Dividends payable	1,127	1,102
Deferred federal income taxes	2,977	3,338

Total liabilities	983,570	980,485

Stockholders’ equity
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 14,900,000 shares; 8,829,839 and 8,829,839 shares issued at June 30, 2006 and December 31, 2005, respectively	8,830	8,830
Additional paid-in capital	59,636	59,567
Retained earnings — substantially restricted	43,808	42,569
Accumulated other comprehensive income (loss) — unrealized gains (losses) on securities designated as available for sale, net of related tax effects	(2,360)	(1,663)
Less 1,341,025 and 1,251,125 shares of treasury stock at June 30, 2006 and December 31, 2005, respectively — at cost	(19,811)	(18,540)

Total stockholders’ equity	90,103	90,763

Total liabilities and stockholders’ equity	$1,073,673	$1,071,248

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income
Loans	$26,740	$24,273	$13,491	$12,311
Mortgage-backed securities	1,241	1,493	608	742
Investment securities	1,019	442	539	257
Interest-bearing deposits and other	1,615	1,258	825	651

Total interest income	30,615	27,466	15,463	13,961

Interest expense
Deposits	9,532	7,289	5,108	3,786
Borrowings	5,849	5,280	2,900	2,646

Total interest expense	15,381	12,569	8,008	6,432

Net interest income	15,234	14,897	7,455	7,529
Provision for losses on loans	720	600	360	360

Net interest income after provision for losses on loans	14,514	14,297	7,095	7,169

Other income
Late charges, rent and other	1,188	1,460	726	715
Loan servicing fees	713	749	353	371
Service charges and other fees on deposits	783	720	431	386
Mortgage servicing rights — net	(68)	9	(46)	(42)
Gain on sale of loans	179	349	80	179
Gain (loss) on sale of real estate acquired through foreclosure	(25)	34	(80)	25
Gain on sale of fixed assets	1	6	1	—
Gain on investment securities transactions	—	13	—	—

Total other income	2,771	3,340	1,465	1,634

General, administrative and other expense
Employee compensation and benefits	7,295	6,873	3,559	3,427
Deferred compensation and benefits (FAS 91)	(1,030)	(1,098)	(543)	(616)
Occupancy and equipment	1,560	1,560	780	763
Data processing	726	678	333	347
Advertising	524	532	220	303
Franchise taxes	473	146	228	67
Other operating	2,657	2,685	1,366	1,519

Total general, administrative and other expense	12,205	11,376	5,943	5,810

Earnings before federal income taxes	5,080	6,261	2,617	2,993

Federal income taxes	1,586	2,003	802	953

NET EARNINGS	$3,494	$4,258	$1,815	$2,040

EARNINGS PER SHARE
Basic	$.46	$.56	$.24	$.27

Diluted	$.46	$.55	$.24	$.26

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005

Net earnings	$3,494	$4,258	$1,815	$2,040

Other comprehensive income (loss), net of related tax effects:
Unrealized holding gains(losses) during the period, net of tax benefits of $(359), $(165), $(91) and $347 for the respective periods	(697)	(319)	(177)	673

Reclassification adjustment for realized gains included in earnings, net of taxes of $0 and $4 for the respective six month periods and $0 and $0 for each of the three month periods ended June 30, 2006 and 2005, respectively	—	(9)	—	—

Comprehensive income (loss)	$2,797	$3,930	$1,638	$2,713

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(In thousands)

	2006	2005

Cash flows from operating activities:
Net earnings for the period	$3,494	$4,258
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees	85	31
Amortization of premiums and discounts on investment and mortgage-backed securities — net	132	254
Amortization of mortgage servicing rights — net	462	456
Amortization of purchase accounting adjustments — net	(44)	(44)
Depreciation and amortization	613	621
Stock option expense	69	—
Provision for losses on loans	720	600
Federal Home Loan Bank stock dividends	(778)	(603)
(Gain) loss on sale of real estate acquired through foreclosure	25	(34)
Gain on sale of office premises and equipment	(1)	(6)
Gain on investment securities transactions	—	(13)
Gain on sale of loans	(179)	(349)
Loans originated for sale in the secondary market	(27,603)	(33,825)
Proceeds from sale of loans in the secondary market	27,614	33,570
Increase (decrease) in cash due to changes in:
Accrued interest receivable	(656)	(207)
Prepaid expenses and other assets	(274)	(182)
Accrued interest and other liabilities	(300)	(271)
Federal income taxes:
Current	(242)	4,582
Deferred	(1)	49

Net cash provided by operating activities	3,136	8,887

Cash flows provided by (used in) investing activities:
Proceeds from maturities of investment securities and interest-bearing deposits	—	8,000
Proceeds from sale of mortgage-backed securities designated as available for sale
Proceeds from sale of investment securities designated as available for sale	—	27
Purchase of investment securities designated as available for sale	(7,916)	(21,088)
Purchase of mortgage-backed securities designated as available for sale	(938)	(3,348)
Principal repayments on mortgage-backed securities	6,769	10,582
Loan principal repayments	124,465	147,045
Loan disbursements	(122,619)	(152,313)
Purchase of loans	(1,501)	(4,730)
Additions to office premises and equipment	(2,136)	(475)
Additions to real estate acquired through foreclosure	(29)	(23)
Proceeds from sale of real estate acquired through foreclosure	523	1,693
Proceeds from sale of office premises and equipment	1	7
Net increase in cash surrender value of life insurance	(382)	(374)
Proceeds from redemption of life insurance	260	—

Net cash used in investing activities	(3,503)	(14,997)

Net cash provided by (used in) operating and investing activities (balance carried forward)	(367)	(6,110)

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the six months ended June 30,
(In thousands)

	2006	2005

Net cash provided by (used in) operating and investing activities (balance brought forward)	(367)	$(6,110)

Cash flows provided by (used in) financing activities:
Net increase in deposits	21,663	1,505
Proceeds from Federal Home Loan Bank advances	42,139	10,000
Repayment of Federal Home Loan Bank advance	(58,921)	(7,015)
Dividends paid on common stock	(2,230)	(2,225)
Purchase of treasury stock	(1,271)	(623)
Proceeds from exercise of stock options	—	200
Decrease in advances by borrowers for taxes and insurance	(1,160)	(1,848)

Net cash provided by (used in) financing activities	220	(6)

Net decrease in cash and cash equivalents	(147)	(6,116)

Cash and cash equivalents at beginning of period	33,085	42,894

Cash and cash equivalents at end of period	$32,938	$36,778

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$15,303	$14,389

Cash paid for taxes	$1,829	$—

Supplemental disclosure of noncash investing activities:
Unrealized losses on securities designated as available for sale, net of related tax benefits	$(697)	$(319)

Recognition of mortgage servicing rights in accordance with SFAS No. 140	$394	$466

Transfers from loans to real estate acquired through foreclosure	$1,134	$2,390

Dividends declared but unpaid	$1,127	$1,108

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six- and three-month periods ended June 30, 2006 and 2005
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2005. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six- and three-month periods ended June 30, 2006, are not necessarily indicative of the results which may be expected for the entire year.

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
For the six- and three-month periods ended June 30, 2006 and 2005
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

MSRs are recognized as separate assets when loans are sold with servicing retained. A pooling methodology to the servicing valuation, in which loans with similar characteristics are “pooled” together, is applied for valuation purposes. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, interest earned on float, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. The interest rate for float, which is supplied by management, takes into consideration the investment portfolio average yield as well as current short duration investment yields. Management believes this methodology provides a reasonable estimate. Mortgage loan prepayment speeds are calculated by the third party provider utilizing the Economic Outlook as published by the Office of Chief Economist of Freddie Mac in estimating prepayment speeds and provides a specific scenario with each evaluation. Based on the assumptions discussed, pre-tax projections are prepared for each pool of loans serviced. These earning figures approximate the cash flow that could be received from the servicing portfolio. Valuation results are presented quarterly to management. At that time, management reviews the information and MSRs are marked to lower of amortized cost or market for the current quarter.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the six- and three-month periods ended June 30, 2006 and 2005
3.	Critical Accounting Policies (continued)

Goodwill

We have developed procedures to test goodwill for impairment on an annual basis using June 30 financial information. This testing procedure is outsourced to a third party that evaluates possible impairment based on the following:

The test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying value including goodwill. The value is determined assuming a freely negotiated transaction between a willing buyer and a willing seller, neither being under any compulsion to buy or sell and both having reasonable knowledge of relevant facts. Accordingly, to derive the fair value of the reporting unit, the following common approaches to valuing business combination transactions involving financial institutions are utilized by a third party selected by Camco: (1) the comparable transactions approach — specifically based on earnings, book, assets and deposit premium multiples received in recent sales of comparable thrift franchises; and (2) the discounted cash flow (“DCF”) approach. The application of the valuation techniques take into account the reporting unit’s operating history, the current market environment and future prospects. As of the most recent quarter, the only reporting unit carrying goodwill is the Bank.

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

After each testing period, the third party compiles a summary of the test that is then provided to the Enterprise Risk and Audit Committee for review.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the six- and three-month periods ended June 30, 2006 and 2005
4.	Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation’s stock option plans. The computations are as follows:

	For the six months ended		For the three months ended
	June 30,		June 30,
	2006	2005	2006	2005

Weighted-average common shares outstanding (basic)	7,542,430	7,668,909	7,521,529	7,660,120
Dilutive effect of assumed exercise of stock options	3,377	23,719	3,258	21,066

Weighted-average common shares outstanding (diluted)	7,545,807	7,692,628	7,524,787	7,681,186

Anti-dilutive options to purchase 291,842 and 167,879 shares of common stock with respective weighted-average exercise prices of $15.51 and $16.46 were outstanding at June 30, 2006 and 2005, respectively, but were excluded from the computation of common share equivalents for each of the six month periods then ended, because the exercise prices were greater than the average market price of the common shares.

Anti-dilutive options to purchase 291,842 and 211,650 shares of common stock with respective weighted-average exercise prices of $15.51 and $16.08 were outstanding at June 30, 2006 and 2005, respectively, but were excluded from the computation of common share equivalents for each of the three month periods then ended, because the exercise prices were greater than the average market price of the common shares.

5.	Stock Option Plans

Under the 2002 Stock Option Plan, 400,000 shares were reserved for issuance. Additionally, in connection with the acquisition of Ashland Financial Corporation, the stock options of Ashland were converted into options to purchase 174,421 shares of the Corporation’s stock at an exercise price of $7.38 per share, which were exercisable through 2005. In connection with the 2000 acquisition of Westwood Homestead Financial Corporation, the stock options of Westwood Homestead were converted into options to purchase 311,794 shares of the Corporation’s stock at a weighted-average exercise price of $11.89 per share, which are exercisable through 2008.

Effective January 1, 2006, the Corporation adopted SFAS No. 123R, “Accounting for Stock-Based Compensation,” which contains a fair-value based method for valuing stock-based compensation that measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the six- and three-month periods ended June 30, 2006 and 2005
5.	Stock Option Plans (continued)

Prior to January 1, 2006, the Corporation utilized APB Opinion No. 25 and related Interpretations in accounting for its stock option plans in 2005. Accordingly, no compensation cost has been recognized for the plans in 2005. Had compensation cost for the Corporation’s stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123R, the Corporation’s net earnings and earnings per share for the three-month and six-month periods ended June 30, 2006 and 2005 would have been reported as the pro forma amounts indicated below:

	Six months ended		Three months ended
	June 30		June 30
	2006	2005	2006	2005

Net earnings
As reported	$3,494	$4,258	$1,815	$2,040
Add: Stock-based compensation, expense included in reported income, net of tax	61	—	31	—

Deduct: Total stock-based compensation expense determined under fair value based method for awards, net of tax	(61)	(42)	(31)	(21)

	$3,494	$4,216	$1,815	$2,019

Earnings per share
Basic
As reported	$.46	$.56	$.24	$.27
Stock-based compensation, net of tax	—	(.01)	—	(.01)

Proforma	$.46	$.55	$.24	$.26

Diluted
As reported	$.46	$.55	$.24	$.26
Stock-based compensation, net of tax	—	—	—	—

Pro-forma	$.46	$.55	$.24	$.26

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
For the six- and three-month periods ended June 30, 2006 and 2005
5.	Stock Option Plans (continued)
A summary of the status of the Corporation’s stock option plans as of June 30, 2006 and December 31, 2005, and changes during the periods ending on those dates is presented below:

	Six months ended		Year ended
	June 30,		December 31,
	2006		2005
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of period	224,636	$15.71	218,324	$12.91

Granted	84,513	14.12	87,240	16.51
Exercised	—	—	(70,162)	8.43
Forfeited	(442)	16.43	(10,766)	12.85

Outstanding at end of period	308,707	$15.28	224,636	$15.71

Options exercisable at period-end
Weighted-average fair value of options granted during the period	227,016	$15.34	138,305	$15.22

The following information applies to options outstanding at June 30, 2006:

Number outstanding	5,255
Range of exercise prices	$8.92 — 9.75

Number outstanding	96,123
Range of exercise prices	11.36 — 14.16

Number outstanding	207,329
Range of exercise prices	14.55 — 17.17

Weighted-average exercise price	$15.28
Weighted-average remaining contractual life	7.05
6.	Forward Looking Statements
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

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2006 and 2005
Discussion of Financial Condition Changes from December 31, 2005 to June 30, 2006
At June 30, 2006, Camco’s consolidated assets totaled $1.1 billion, an increase of $2.4 million, or .2%, from the December 31, 2005 total. The increase in total assets was comprised primarily of investment securities available for sale offset partially by the decrease of mortgage backed securities available for sale.
In May of 2006, we completed a conversion to a new core processing system for about the same operating cost as our old system. The new system put all our products and locations on one integrated platform that gives us better information about our business, but more importantly provides our customers faster and improved service as we strive to enhance their banking experience with Advantage Bank.
Cash and interest-bearing deposits in other financial institutions totaled $32.9 million at June 30, 2006, a decrease of $147,000, or .4%, from December 31, 2005 levels. Investment securities totaled $56.5 million at June 30, 2006, an increase of $7.7 million, or 15.8%, from the total at December 31, 2005. Investment securities purchases totaled $7.9 million. Purchases were comprised primarily of intermediate-term callable U.S. Government sponsored enterprises with an average yield of 5.23%. Investments available for sale were purchased during the first six months to provide collateral for public deposits.
Mortgage-backed securities totaled $58.1 million at June 30, 2006, a decrease of $6.8 million, or 10.5%, from December 31, 2005. The decrease was attributable to purchases of $938,000, which was offset by principal repayments totaling $6.8 million and a decrease in market value of certain securities totaling $841,000 during the six-month period ended June 30, 2006. The yield on mortgage-backed securities purchased during the period was 6.0%. All of the securities purchased were classified as available for sale.
Loans receivable, including loans held for sale, totaled $847.4 million at June 30, 2006, a decrease of $1.3 million, or .2%, from December 31, 2005. The decrease resulted primarily from principal repayments of $124.5 million and loan sales of $27.4 million, which was offset by loan disbursements and purchases totaling $151.1 million. The volume of loans originated and purchased during the first six months of 2006 decreased compared to the 2005 period by $39.1 million, or 20.5%, and the volume of loan sales also decreased by $5.8 million, or 17.4%, period to period. The number of loans originated for sale in the secondary market continues to decline as long term rates have risen. The rise in interest rates resulted in an increase in the production of adjustable rate loans for the portfolio. Instead of selling adjustable rate loans, Camco has typically held adjustable-rate mortgage loans in its portfolio as an integral part of its strategy to build interest rate sensitive assets for interest rate risk purposes. Loan originations during the six-month period ended June 30, 2006, were comprised primarily of $60.5 million of loans secured by one- to four-family residential real estate, $51.0 million in consumer and other loans and $40.2 million in loans secured by commercial real estate. Management plans to continue to expand its consumer and commercial real estate lending in future periods as a means of increasing the yield on its loan portfolio.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2006 and 2005
Discussion of Financial Condition Changes from December 31, 2005 to June 30, 2006 (continued)
The allowance for loan losses totaled $7.6 million at June 30, 2006 and $7.0 million at December 31, 2005, representing 48.6% and 50.0% of nonperforming loans, respectively, at those dates. Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $15.7 million and $13.9 million at June 30, 2006 and December 31, 2005, respectively, constituting 1.85% and 1.64% of total net loans, including loans held for sale, at those dates. At June 30, 2006, nonperforming loans were comprised of $8.6 million in one- to four-family residential real estate loans, $3.1 million of consumer and non-residential loans and $4.0 million in commercial and multi-family real estate loans. Management believes all nonperforming loans are adequately collateralized and no loss is expected over and above allocated reserves on such loans. Loans delinquent greater than 30 days but less than 90 days totaled $13.1 million at June 30, 2006, compared to $9.5 million at December 31, 2005, an increase of $3.6 million, or 37.5%. The increase was primarily due to the increase in closed-end loans secured by one- to four- family residential properties. Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances at June 30, 2006, there can be no assurance that increased provisions will not be necessary in future periods, which could adversely affect Camco’s results of operations.
Deposits totaled $681.9 million at June 30, 2006, an increase of $21.7 million, or 3.3%, from the total at December 31, 2005. The increase in deposits was due to a $35.5 million increase of certificates of deposit, of which $14.6 million was brokered deposits and $13.7 million in money market accounts, partially offset by a $17.1 million decrease in interest bearing checking accounts, $6.2 million decrease in statement savings and $4.1 million decrease in non- interest bearing checking accounts. The increase in certificates of deposit is a result of the Bank actively pursuing the extension of deposit maturities in a rising rate environment, while the decrease in interest bearing checking accounts, money market accounts and savings was due to highly competitive pricing in the Bank’s market area.
Stockholders’ equity totaled $90.1 million at June 30, 2006, a decrease of $660,000, or .7%, from December 31, 2005. The decrease resulted primarily from dividends of $2.2 million, the purchase of $1.3 million in treasury shares and an increase in the unrealized losses on securities of $700,000, offset partially by net earnings of $3.5 million.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the six- and three-month periods ended June 30, 2006 and 2005
Discussion of Financial Condition Changes from December 31, 2005 to June 30, 2006 (continued)
Camco and the Bank are required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2006, the regulatory capital of Camco and the Bank exceeded all regulatory capital requirements.
     The following tables present certain information regarding compliance by Advantage with applicable regulatory capital requirements at June 30, 2006:

Camco:	At June 30, 2006
					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$92,729	12.26%	≥$60,496	≥8.0%	≥$75,620	≥10.0%
Tier I capital (to risk-weighted assets)	$85,090	11.25%	≥$30,248	≥4.0%	≥$45,372	≥ 6.0%

Tier I leverage	$85,090	7.97%	≥$42,720	≥4.0%	≥$52,892	≥ 5.0%

Advantage:	At June 30, 2006
					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$84,057	11.13%	≥$60,354	≥8.0%	≥$75,493	≥10.0%
Tier I capital (to risk-weighted assets)	$76,418	10.12%	≥$30,197	≥4.0%	≥$45,296	≥ 6.0%

Tier I leverage	$76,418	7.22%	≥$42,314	≥4.0%	≥$52,892	≥ 5.0%
     Federal law prohibits a financial institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized.
Comparison of Results of Operations for the Six Months Ended June 30, 2006 and 2005
General
Camco’s net earnings for the six months ended June 30, 2006 totaled $3.5 million, a decrease of $764,000, or 17.9%, from the $4.3 million of net earnings reported in the comparable 2005 period. The decrease in earnings was primarily attributable to an $829,000 or 7.3% increase in general, administrative and other expense and a $569,000 decrease in other income, which was partially offset by an increase in the net interest income of $337,000 or 2.3%.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the six- and three-month periods ended June 30, 2006 and 2005
Comparison of Results of Operations for the Six Months Ended June 30, 2006 and 2005 (continued)
Net Interest Income
Total interest income amounted to $30.6 million for the six months ended June 30, 2006, an increase of $3.1 million, or 11.5%, compared to the six-month period ended June 30, 2005, generally reflecting the effects of an increase in yield on total interest-earning assets of 55 basis points, from 5.44% in the 2005 period to 5.99% in 2006, and a $12.3 million or 1.2%, increase in the average balance of interest-earning assets outstanding year to year.
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

	For six months ended June 30,
	2006			2005
	Average	Interest	Average	Average	Interest	Average
	outstanding	earned/	yield/	outstanding	earned/	yield/
	balance	paid	rate	balance	paid	rate
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$846,501	$26,740	6.32%	$842,347	$24,273	5.76%
Mortgage-backed securities (2)	61,136	1,241	4.06	80,439	1,493	3.71
Investment securities (2)	51,285	1,019	3.97	27,529	442	3.21
Interest-bearing deposits and other interest-earning assets	63,114	1,615	5.12	59,437	1,258	4.23

Total interest-earning assets	$1,022,036	30,615	5.99	$1,009,752	27,466	5.44

Interest-bearing liabilities:
Deposits	$639,589	9,532	2.98	$644,082	7,289	2.26
FHLB advances	296,448	5,849	3.95	291,590	5,280	3.62

Total interest-bearing liabilities	$936,037	15,381	3.29	$935,672	12,569	2.69

Net interest income/Interest rate spread		$15,234	2.70%		$14,897	2.75%

Net interest margin (3)			2.98%			2.95%

Average interest-earning assets to average interest-bearing liabilities			109.2%			107.9%

(1)	Includes nonaccrual loans and loans held for sale.

(2)	Includes securities designated as available for sale.

(3)	Net interest income as a percent of average interest-earning assets.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the six- and three-month periods ended June 30, 2006 and 2005
Comparison of Results of Operations for the Six Months Ended June 30, 2006 and 2005 (continued)
Interest income on loans totaled $26.7 million for the six months ended June 30, 2006, an increase of $2.5 million or 10.2% from the comparable 2005 period. The increase resulted primarily from a 56 basis point increase in the average yield to 6.32% from 5.76% in 2005, coupled with the increase in the average balance outstanding of $4.2 million or .5% in the 2005 period. Interest income on mortgage-backed securities totaled $1.2 million for the six months ended June 30, 2006, a $252,000, or 16.9%, decrease from the 2005 period. The decrease was due primarily to a $19.3 million or 24.0% decrease in the average balance outstanding in the 2006 period, offset partially by a 35 basis point increase in the average yield to 4.06% for the 2006 period. Interest income on investment securities increased by $577,000 or 130.5% due primarily to a 76 basis point increase in the average yield, to 3.97% in the 2006 period, coupled with an increase of $23.8 million or 86.3% in the average balance outstanding. Interest income on other interest-earning assets increased by $357,000 or 28.4% due primarily to an 89 basis point increase in the average yield to 5.12% compared to 4.23% for the six months ended June 30, 2005 which was coupled with a $3.7 million or 6.2% increase in the average balance outstanding.
Interest expense on deposits totaled $9.5 million for the six months ended June 30, 2006, an increase of $2.2 million or 30.8% compared to the same period in 2005, due primarily to a 72 basis point increase in the average cost of deposits to 2.98% in the current period, offset partially by a $4.5 million or .7% decrease in average deposits outstanding. Interest expense on borrowings totaled $5.8 million for the six months ended June 30, 2006, an increase of $569,000 or 10.8% from the same 2005 six-month period. The increase resulted primarily from a 33 basis point increase in the average cost of borrowings to 3.95%, coupled with a $4.9 million or 1.7% increase in the average balance outstanding year to year.
As a result of the foregoing changes in interest income and interest expense, net interest income increased by $337,000, or 2.3% to a total of $15.2 million for the six months ended June 30, 2006. The interest rate spread decreased to approximately 2.70% at June 30, 2006 from 2.75% at June 30, 2005, while the net interest margin increased to approximately 2.98% for the six months ended June 30, 2006 compared to 2.95% for the 2005 period.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience; the volume and type of lending conducted by the Bank; the status of past due principal and interest payments; general economic conditions particularly as such conditions relate to the Bank’s market areas and other factors related to the collectibility of the Bank’s loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $720,000 for the six months ended June 30, 2006. Management believes all classified loans are adequately reserved. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the six- and three-month periods ended June 30, 2006 and 2005
Comparison of Results of Operations for the Six Months Ended June 30, 2006 and 2005 (continued)
Other Income
Other income totaled $2.8 million for the six months ended June 30, 2006, a decrease of $569,000 or 17.0% from the comparable 2005 period. The decrease in other income was primarily attributable to a $272,000 decrease in late charges, rent and other, a $170,000 decrease in gain on sale of loans, and a $77,000 decrease in the mortgage servicing right activity all of which were partially offset by an increase of $63,000 in service charges and other fees on deposits.
The decrease in late charges, rent and other was due primarily to a management decision to discontinue the accrual of late charges on commercial loans and move to a method that will recognize late charges as income when collected. This decision to reverse accrued late charges resulted in a decrease in other income of $166,000 for the period. The decrease in gain on sale of loans was due primarily to a decrease in the volume of loans sold of $5.8 million or 17.4% from the volume of loans sold in the 2005 period. The decrease in mortgage servicing rights was attributable to the increase of loan prepayments in the servicing portfolio for the six months ended June 30, 2006 coupled with the decrease of loans sold which created a $72,000 decrease in valuation of new loans.
General, Administrative and Other Expense
General, administrative and other expense totaled $12.2 million for the six months ended June 30, 2006, an increase of $829,000 or 7.3% from the comparable period in 2005. The increase in general, administrative and other expense was due primarily to a $422,000, or 6.1% increase in employee compensation and benefits, and a $327,000 or 224.0% increase in franchise taxes. The increase in employee compensation and benefits is due to several key hires within mid-management level of the Corporation as well as revenue generating commercial lenders in the markets we serve, recruiting expense, merit increases and increases in health insurance. The increase in franchise tax was due to incurring a normal level of expense after realizing a one-time savings which occurred in 2005 from acquiring London Financial Corporation in August 2004 when the Bank changed charters to a state chartered commercial bank.
Federal Income Taxes
The provision for federal income taxes totaled $1.6 million for the six months ended June 30, 2006, a decrease of $418,000 or 20.9% compared to the six months ended June 30, 2005. This decrease was primarily attributable to a $1.2 million or 18.9% decrease in pre-tax earnings. The Corporation’s effective tax rates amounted to 31.2% and 32.0% for the six-month periods ended June 30, 2006 and 2005, respectively.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the six- and three-month periods ended June 30, 2006 and 2005
Comparison of Results of Operations for the Three Months Ended June 30, 2006 and 2005
General
Camco’s net earnings for the three months ended June 30, 2006 totaled $1.8 million, a decrease of $225,000, or 11.0%, from the $2.0 million of net earnings reported in the comparable 2005 period. The decrease in earnings was primarily attributable to a $169,000 or 10.3% decrease in other income, coupled with an increase of $132,000 or 3.9% in employee compensation and benefits and a decrease in net interest income of $74,000 or 1.0%.
Net Interest Income
Total interest income amounted to $15.5 million for the three months ended June 30, 2006, an increase of $1.5 million or 10.8% compared to the three-month period ended June 30, 2005, generally reflecting the effects of an increase in yield on total interest-earning assets of 53 basis points from 5.51% in the 2005 period to 6.04% in 2006.
Interest income on loans totaled $13.5 million for the three months ended June 30, 2006, an increase of $1.2 million or 9.6% from the comparable 2005 period. The increase resulted primarily from a 54 basis point increase in the average yield to 6.37% from 5.83% in 2005 coupled with an increase in the average balance outstanding of $2.7 million or .3% in the 2006 quarter. Interest income on mortgage-backed securities totaled $608,000 for the three months ended June 30, 2006, a $134,000 or 18.1% decrease from the 2005 quarter. The decrease was due primarily to a $19.6 million or 24.9% decrease in the average balance outstanding in the 2006 period, partially offset by a 34 basis point increase in the average yield to 4.11% for the 2006 period. Interest income on investment securities increased by $282,000 or 109.7% due primarily to a 71 basis point increase in the average yield to 4.06% in the 2006 period, coupled with a $22.4 million increase in the average balance outstanding. Interest income on other interest-earning assets increased by $174,000 or 26.7% due primarily to a 69 basis point increase in the average yield to 5.08% compared to 4.39% for the three months ended June 30, 2005 coupled with a $5.6 million or 9.4% increase in the average balance outstanding.
Interest expense on deposits totaled $5.1 million for the three months ended June 30, 2006, an increase of $1.3 million or 34.9% compared to the same quarter in 2005, due primarily to an 80 basis point increase in the average cost of deposits to 3.14% in the current quarter, coupled with a $3.7 million or .6% increase in average deposits outstanding. Interest expense on borrowings totaled $2.9 million for the three months ended June 30, 2006, an increase of $254,000 or 9.6% from the same 2005 three-month period. The increase resulted primarily from a 37 basis point increase in the average cost of borrowings to 4.03%, offset partially by a $1.1 million or .4% decrease in the average balance outstanding year to year.
As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $74,000 or 1.0% to a total of $7.5 million for the three months ended June 30, 2006. The interest rate spread decreased to approximately 2.63% at June 30, 2006 from 2.76% at June 30, 2005, while the net interest margin decreased to approximately 2.91% for the three months ended June 30, 2006, compared to 2.97% for the 2005 period.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the six- and three-month periods ended June 30, 2006 and 2005
Comparison of Results of Operations for the Three Months Ended June 30, 2006 and 2005 (continued)
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $360,000 for the three months ended June 30, 2006, and 2005. Management believes all classified loans are adequately collateralized or reserved. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future.
Other Income
Other income totaled $1.5 million for the three months ended June 30, 2006, a decrease of $169,000 or 10.3% from the comparable 2005 period. The decrease in other income was primarily attributable to a $105,000 or 420.0%, decrease in gain (loss) on sale of real estate acquired through foreclosure and a decrease of $99,000 or 55.3% in gain on sale of loans. The decreases were partially offset by the increase of $45,000 or 11.7% in service charges and other fees on deposits. The decrease in gain (loss) on sale of real estate was primarily due to losses on various non-owner occupied single family residences. The decrease in gain on sale of loans was due to the decrease in the volume of loans sold of $3.1 million or 16.5% from the volume of loans sold in the 2005 period. The increase in service charges and other fees on deposit was due to increased checking fees.
General, Administrative and Other Expense
General, administrative and other expense totaled $5.9 million for the three months ended June 30, 2006, an increase of $133,000 or 2.3% from the comparable period in 2005. The increase in general, administrative and other expense was due primarily to an increase of $132,000 or 3.9% in employee compensation and benefits, a $73,000 or 11.9% increase in FAS 91 deferred compensation and a $161,000 or 240.3% increase in employee franchise taxes, which were partially offset by a $153,000 or 10.1% decrease in other operating costs. The increase in employee compensation and benefits is due to several key hires within mid-management level of the Corporation as well as revenue generating commercial lenders in the markets we serve, merit increases and increases in health insurance. The increase in deferred compensation relates to FAS 91 and the decline in residential loan production. The increase in frachise tax was primarily due to incurring a normal level of expense after realizing a one-time savings which occurred in 2005 from acquiring London Financial corporation in August of 2004 when the bank changed charters to a state chartered commercial bank. The decrease in other operating costs was primarily due to the accrual of $275,000 in June of 2005 for settlement of litigation.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the six- and three-month periods ended June 30, 2006 and 2005
Comparison of Results of Operations for the Three Months Ended June 30, 2006 and 2005 (continued)
Federal Income Taxes
The provision for federal income taxes totaled $802,000 for the three months ended June 30, 2006, a decrease of $151,000 or 15.8% compared to the three months ended June 30, 2005. This decrease was primarily attributable to a $376,000 or 12.6 decrease in pre-tax earnings. The Corporation’s effective tax rates amounted to 30.7% and 31.8% for the three-month periods ended June 30, 2006 and 2005, respectively.
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
In the six months ended 2006, Camco Financial purchased 89,900 of its shares for a total cost of $1.3 million. The Corporation has continued the treasury buyback of shares as a means to better utilize capital.
The primary sources of funds include deposits, borrowings and principal and interest repayments on loans. Other funding sources included Federal Home Loan Bank advances and the sale of loans.
The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of June 30, 2006.

	Payments due by period

	Less			More
	More	1-3	3-5	than
	1 year	years	years	5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$97	$348	$263	$296	$1,004
Advances from the Federal Home Loan Bank	105,317	93,108	26,630	51,881	276,936
Certificates of deposit	285,856	121,668	17,463	854	425,841
Amount of commitments expiration per period Commitments to originate loans:
Overdraft lines of credit	760				760
Home equity lines of credit	78,101				78,101
Commercial lines of credit/loans in process	11,259				11,259
One- to four-family and multi-family loans	39,038				39,038
Non-residential real estate and land loans	187				187
Total contractual obligations	$520,615	$215,124	$44,356	$53,031	$833,126

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the six- and three-month periods ended June 30, 2006 and 2005
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
     The Bank’s Asset/Liability Management Committee (“ALCO”), which includes senior management representatives and reports to the Bank’s Board of Directors, monitors and manages interest rate risk within Board-approved policy limits. The Bank’s current interest rate risk position is determined by measuring the anticipated change in net interest income over a 12 month horizon assuming an instantaneous and parallel shift (linear) increase or decrease in all interest rates.
The following table shows the Bank’s estimated earnings sensitivity profile as of June 30, 2006:

Change in	Percentage Change in
Interest Rates	Net Interest Income
(basis points)	12 Months

+200	-7.95%
+100	-3.71%
-100	+1.02%
-200	-0.66%

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the six- and three-month periods ended June 30, 2006 and 2005
     These estimated changes in net interest income are within the policy guidelines established by the Board of Directors.
     The Bank’s ALCO also monitors the economic value of equity (EVE) ratio, measured on a static basis at the current period end. The EVE ratio is calculated by dividing the economic value of equity by the economic value of total assets.
     The following table shows the EVE ratios as of June 30, 2006:

Change in
Interest Rates
(basis points)	EVE Ratio

+200	5.91%
+100	6.86%
0	7.69%
-100	8.22%
-200	8.74%
ITEM 4: Controls and Procedures
     (a) Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures are effective.
     (b) There were no changes in Camco’s internal control over financial reporting during the quarter ended June 30, 2006, which materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

Camco Financial Corporation
PART II
ITEM 1. Legal Proceedings
Not applicable
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Maximum Number of
			Shares that May yet
	Number of shares	Average price paid	be Purchased Under
Period of Repurchase	purchased	per share	the Program
April 1 — April 30	—	N/A	376,836
May 1 — 31	20,500	$14.10	356,336
June 1 — 30	27,400	$14.03	328,936
Total	47,900	$14.06	328,936
All purchases of shares during the quarter related to the 5% stock repurchase program announced April 25, 2006. A program announced on April 26, 2005 to repurchase 5% of the outstanding shares was completed during the quarter.
ITEM 3. Defaults Upon Senior Securities
Not applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
On April 25, 2006, Camco held its Annual Meeting of Stockholders. The only matter that was submitted to stockholders was the election of four directors for terms expiring in 2009, as follows:

	For	Withheld
Richard C. Baylor	6,156,272	113,474
Robert C. Dix	6,133,945	135,801
Paul D. Leake	6,147,932	121,814
Douglas F. Mock	6,148,663	121,083
The following directors terms continued after the meeting: Larry A. Caldwell, Terry A. Feick, Susan J. Insley, Carson K. Miller, Samuel W. Speck, Jeffrey T. Tucker and J. Timothy Young.
ITEM 5. Other Information
Not applicable
ITEM 6. Exhibits

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

Date: August 4, 2006	By:	/s/ Richard C. Baylor
Richard C. Baylor
Chief Executive Officer

Date: August 4, 2006	By:	/s/ Mark A. Severson
Mark A. Severson
Chief Financial Officer