Form 10-Q
period 2006-09-30
CAMCO FINANCIAL CORP
filed 2006-11-08
CIK 16614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10 - Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of November 1, 2006, the latest practicable date, 7,463,056 shares of the registrant’s common stock, $1.00 par value, were issued and outstanding.

Camco Financial Corporation
INDEX

		Page
PART I -	FINANCIAL INFORMATION

	Consolidated Statements of Financial Condition	3

	Consolidated Statements of Earnings	4

	Consolidated Statements of Comprehensive Income	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	8

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Quantitative and Qualitative Disclosures about Market Risk	26

	Controls and Procedures	28

PART II -	OTHER INFORMATION	30

SIGNATURES		31
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$11,160	$21,786
Interest-bearing deposits in other financial institutions	10,299	11,299

Cash and cash equivalents	21,459	33,085

Investment securities available for sale — at market	56,005	47,907
Investment securities held to maturity — at cost, approximate market value of $942 and $947 as of September 30, 2006 and December 31, 2005, respectively	916	919
Mortgage-backed securities available for sale — at market	53,834	61,607
Mortgage-backed securities held to maturity — at cost, approximate market value of $2,802 and $3,251 as of September 30, 2006 and December 31, 2005, respectively	2,870	3,257
Loans held for sale — at lower of cost or market	3,423	1,947
Loans receivable — net	837,837	846,763
Office premises and equipment — net	13,339	11,569
Real estate acquired through foreclosure	3,440	2,581
Federal Home Loan Bank stock — at cost	28,294	27,112
Accrued interest receivable	6,362	5,297
Prepaid expenses and other assets	2,110	1,228
Cash surrender value of life insurance	20,732	20,793
Goodwill — net of accumulated amortization	6,683	6,683
Prepaid federal income taxes	293	500

Total assets	$1,057,597	$1,071,248

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$684,911	$660,242
Advances from the Federal Home Loan Bank and other borrowings	268,935	307,223
Advances by borrowers for taxes and insurance	2,884	3,249
Accounts payable and accrued liabilities	5,692	5,331
Dividends payable	1,120	1,102
Deferred federal income taxes	3,359	3,338

Total liabilities	966,901	980,485

Stockholders’ equity
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 14,900,000 shares. 8,829,839 shares issued at September 30, 2006 and December 31, 2005	8,830	8,830
Additional paid-in capital	59,670	59,567
Retained earnings — substantially restricted	43,812	42,569
Accumulated other comprehensive income — unrealized gains on securities designated as available for sale, net of related tax effects	(1,425)	(1,663)
Less 1,369,025 and 1,251,125 shares of treasury stock at September 30, 2006 and December 31, 2005, respectively — at cost	(20,191)	(18,540)

Total stockholders’ equity	90,696	90,763

Total liabilities and stockholders’ equity	$1,057,597	$1,071,248

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income
Loans	$40,600	$37,002	$13,860	$12,729
Mortgage-backed securities	1,843	2,172	602	679
Investment securities	1,609	800	590	358
Interest-bearing deposits and other	2,462	1,947	848	689

Total interest income	46,514	41,921	15,900	14,455

Interest expense
Deposits	15,276	11,298	5,744	4,009
Borrowings	8,753	8,173	2,904	2,893

Total interest expense	24,029	19,471	8,648	6,902

Net interest income	22,485	22,450	7,252	7,553

Provision for losses on loans	1,080	960	360	360

Net interest income after provision for losses on loans	21,405	21,490	6,892	7,193

Other income
Late charges, rent and other	1,830	2,278	642	818
Loan servicing fees	1,067	1,117	354	368
Service charges and other fees on deposits	1,108	1,090	325	370
Gain on sale of loans	235	564	56	215
Mortgage servicing rights – net	(181)	(267)	(113)	(276)
Gain on sale of investment, mortgage-backed securities and fixed assets	24	85	23	66
Gain (loss) on sale of real estate acquired through foreclosure	(66)	16	(41)	(18)

Total other income	4,017	4,883	1,246	1,543

General, administrative and other expense
Employee compensation and benefits	10,986	10,461	3,691	3,588
Deferred compensation (FAS 91)	(1,503)	(1,678)	(473)	(580)
Occupancy and equipment	2,385	2,340	825	780
Data processing	1,041	995	316	317
Advertising	842	877	319	345
Franchise taxes	759	217	285	71
Other operating	4,104	3,898	1,447	1,214

Total general, administrative and other expense	18,614	17,110	6,410	5,735

Earnings before federal income taxes	6,808	9,263	1,728	3,001

Total federal income taxes	2,194	2,967	608	963

NET EARNINGS	$4,614	$6,296	$1,120	$2,038

EARNINGS PER SHARE
Basic	$0.61	$0.82	$0.15	$0.27

Diluted	$0.61	$0.82	$0.15	$0.27

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net earnings	$4,614	$6,296	$1,120	$2,038

Other comprehensive income, net of tax:
Unrealized holding gains (losses) during the period, net of related taxes (benefits) of $123, $(521), $482and $(356) for the nine and three months ended September 30, 2006 and 2005, respectively	238	(1,012)	935	(691)

Reclassification adjustment for realized gains included in net earnings, net of taxes of $0, $27, $0 and $22 for the respective periods	—	(51)	—	(44)

Comprehensive income	$4,852	$5,233	$2,055	$1,303

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
(In thousands)

	2006	2005
Cash flows from operating activities:
Net earnings for the period	$4,614	$6,296
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees	167	57
Amortization of premiums and discounts on investment and mortgage-backed securities — net	165	374
Amortization of mortgage servicing rights — net	705	973
Amortization of purchase accounting adjustments — net	66	66
Depreciation and amortization	968	911
Stock option expense	103	—
Provision for losses on loans	1,080	960
Gain (loss) on sale of real estate acquired through foreclosure	66	(16)
Gain on sale of office premises and equipment	(24)	—
Federal Home Loan Bank stock dividends	(1,182)	(927)
Net increase in cash surrender value of life insurance	(580)	(563)
Gain on sale of investment mortgage-backed securities and fixed assets	—	(85)
Gain on sale of loans	(235)	(564)
Loans originated for sale in the secondary market	(38,501)	(52,577)
Proceeds from sale of loans in the secondary market	37,260	50,661
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(1,065)	(386)
Prepaid expenses and other assets	(882)	(177)
Accrued interest and other liabilities	361	61
Federal income taxes:
Current	207	4,783
Deferred	(101)	(114)

Net cash provided by operating activities	3,192	9,733

Cash flows provided by (used in) investing activities:
Proceeds from maturities of investment securities	2,000	10,014
Proceeds from sale of investment securities designated as available for sale	—	174
Purchase of investment securities designated as available for sale	(9,915)	(30,105)
Purchase of mortgage-backed securities designated as available for sale	(1,967)	(3,349)
Purchase of loans	(2,099)	(7,174)
Loan disbursements	(177,845)	(243,132)
Principal repayments on loans	185,039	230,585
Principal repayments on mortgage-backed securities	10,143	16,589
Purchase of office premises and equipment	(2,752)	(724)
Proceeds from sale of office premises and equipment	38	—
Proceeds from sales of real estate acquired through foreclosure	907	1,922
Additions to real estate acquired through foreclosure	(20)	(19)
Proceeds from redemption of life insurance	641	—

Net cash provided by (used in) investing activities	4,170	(25,219)

Net cash provided by (used in) operating and investing activities (subtotal carried forward)	7,362	(15,486)

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the nine months ended September 30,
(In thousands)

	2006	2005
Net cash provided by (used in) operating and investing activities

(subtotal brought forward)	$7,362	$(15,486)

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposits	24,669	2,130
Proceeds from Federal Home Loan Bank advances	55,500	41,204
Repayment of Federal Home Loan Bank advances and other borrowings	(93,788)	(31,303)
Dividends paid on common stock	(3,353)	(3,329)
Purchase of treasury stock	(1,651)	(1,512)
Proceeds from exercise of stock options	—	554
Advances by borrowers for taxes and insurance	(365)	(878)

Net cash used in financing activities	(18,988)	6,866

Net decrease in cash and cash equivalents	(11,626)	(8,620)
Cash and cash equivalents at beginning of period	33,085	42,894

Cash and cash equivalents at end of period	$21,459	$34,274

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$23,851	$19,502

Cash paid for taxes	$2,089	$(1,802)

Supplemental disclosure of noncash investing activities:
Transfers from mortgage loans to real estate acquired through foreclosure	$3,140	$2,743

Recognition of mortgage servicing rights in accordance with SFAS No. 140	$524	$706

Transfer of loans to real estate acquired through foreclosure	$1,328	$1,075

Dividends declared but unpaid	$1,120	$1,102

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine- and three-month periods ended September 30, 2006 and 2005
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2005. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine- and three-month periods ended September 30, 2006, are not necessarily indicative of the results which may be expected for the entire year.

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
For the nine- and three-month periods ended September 30, 2006 and 2005
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

Servicing assets are recognized as separate assets when loans are sold with servicing retained. A pooling methodology to the servicing valuation, in which loans with similar characteristics are “pooled” together, is applied for valuation purposes. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the MSR’s. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. The interest rate for net interest earned on escrow balances, which is supplied by management, takes into consideration the investment portfolio average yield as well as current short duration investment yields. Management believes this methodology provides a reasonable estimate. Mortgage loan prepayment speeds are calculated by the third party provider utilizing the Economic Outlook as published by the Office of Chief Economist of Freddie Mac in estimating prepayment speeds and provides a specific scenario with each evaluation. Based on the assumptions discussed, pre-tax projections are prepared for each pool of loans serviced. These earning figures approximate the cash flow that could be received from the servicing portfolio. Valuation results are presented quarterly to management. At that time, management reviews the information and MSR’s are marked to lower of amortized cost or market for the current quarter.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine- and three-month periods ended September 30, 2006 and 2005
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

If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and no second step is required. If not, a second test is required to measure the amount of goodwill impairment. The second test of the overall goodwill impairment compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. The impairment loss equals the excess of carrying value over fair value.

After each testing period, the third party compiles a summary of the test that is then provided to the Audit and Risk Management Committee for review.

Summary

Management believes the accounting estimates related to the allowance for loan losses, the capitalization, amortization, and valuation of mortgage servicing rights and the goodwill impairment test are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period because they require management to make assumptions concerning the changes in the types and volumes of the portfolios, rates of future prepayments, and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on Camco’s assets reported on the balance sheet as well as its net earnings. Management has discussed the development and selection of these critical accounting estimates with the Audit and Risk Management Committee of the Board of Directors and the Audit and Risk Managment Committee has reviewed Camco’s disclosures relating to such matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine and three-month periods ended September 30, 2006 and 2005
4.	Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under the Corporation’s stock option plans. The computations are as follows:

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted-average common shares outstanding (basic)	7,520,237	7,656,515	7,474,665	7,632,132
Dilutive effect of assumed exercise of stock options	3,207	6,311	2,854	6,977

Weighted-average common shares outstanding (diluted)	7,523,444	7,662,826	7,477,519	7,639,109

Anti-dilutive options to purchase 290,477 and 207,771 shares of common stock with respective weighted-average exercise prices of $ 15.51 and $16.08 were outstanding at September 30, 2006 and 2005, respectively, but were excluded from the computation of common share equivalents for each of the three and nine month periods then ended, because the exercise prices were greater than average market price of the common shares.

5.	Stock Option Plans

Under the 2002 Stock Option Plan, 400,000 shares were reserved for issuance. Additionally, in connection with the acquisition of Ashland Financial Corporation, the stock options of Ashland were converted into options to purchase 174,421 shares of the Corporation’s stock at an exercise price of $7.38 per share, which were exercisable through 2005. In connection with the 2000 acquisition of Westwood Homestead Financial Corporation, the stock options of Westwood Homestead were converted into options to purchase 311,794 shares of the Corporation’s stock at a weighted-average exercise price of $11.89 per share, which are exercisable though 2008.

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
For the nine- and three-month periods ended September 30, 2006 and 2005
5.	Stock Option Plans (continued)

Prior to January 1, 2006, the Corporation utilized APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost was recognized for the plans in 2005. Had compensation cost for the Corporation’s stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS No. 123R, the Corporation’s net earnings and earnings per share for the three-month and nine-month periods ended September 30, 2006 and 2005 would have been reported as the pro forma amounts indicated below:

		Nine months ended		Three months ended
		September 30		September 30
		2006	2005	2006	2005
Net earnings	As reported	$4,614	$6,296	$1,120	$2,038

Add: Stock-based compensation, expense included in reported income, net of tax		91	—	30	—

Deduct: Total stock-based compensation expense determined under fair value based method for awards, net of tax		(91)	(64)	(30)	(21)

		$4,614	$6,232	$1,120	$2,017

Earnings per share
Basic	As reported	$.61	$.82	$.15	$.27
	Stock-based compensation, net of tax	—	(.01)	—	(.01)

	Pro-forma	$.61	$.81	$.15	$.26

Diluted	As reported	$.61	$.82	$.15	$.27

	Stock-based compensation, net of tax	—	(.01)	—	(.01)

	Pro-forma	$.61	$.81	$.15	$.26

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during 2006 and 2005: dividend yields of 4.0% and 3.80%, respectively; expected volatility of 15.16% and 18.76%, respectively; risk-free interest rates of 4.57% and 4.22%, respectively, and; an expected life of ten years for all grants.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine and three-month periods ended September 30, 2006 and 2005
5.	Stock Option Plans (continued)

A summary of the status of the Corporation’s stock option plans as of September 30, 2006 and December 31, 2005, and changes during the periods ending on those dates is presented below:

	Nine months ended		Year ended
	September 30,		December 31,
	2006		2005
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of year	224,636	$15.71	218,324	$12.91
Granted	84,513	14.12	87,240	16.51
Exercised	—	—	(70,162)	8.43
Forfeited	(1,807)	15.09	(10,766)	12.85

Outstanding at end of period	307,342	$15.28	224,636	$15.71

Options exercisable at period end	225,651	$15.34	138,305	$15.22

Weighted-average fair value of options granted during the period		$2.09		$2.89

The following information applies to options outstanding at September 30, 2006:

Number outstanding	5,255
Range of exercise prices	$8.92-9.75

Number outstanding	96,123
Range of exercise prices	$11.36-14.16

Number outstanding	205,964
Range of exercise prices	$14.55-17.17

Weighted-average exercise price	$15.28
Weighted-average remaining contractual life	6.85
6.	New Accounting Pronouncements

Management is not aware of any proposed regulations or current recommendations by the Financial Accounting Standards Board or by regulatory authorities, which, if they were implemented, would have a material effect on the liquidity, capital resources, or operations of the Corporation. However, the potential impact of certain accounting pronouncements warrants further discussion.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine and three-month periods ended September 30, 2006 and 2005
6.	New Accounting Pronouncements (continued)

SFAS No. 123 (revised) “Share Based Payments”

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share Based Payments. SFAS No. 123R requires the Corporation to expense share based payments, including employee stock options, based on their fair value. The Corporation adopted SFAS No. 123R effective as of January 1, 2006. Accordingly, the impact of the adoption of SFAS No. 123R’s fair value method is included in the Corporation’s results of operations. The adoption of SFAS No. 123R did not have a material impact on the Corporation’s financial statements.

SFAS No. 154 “Accounting Changes and Error Corrections”

This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This applies to accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Corporation’s financial statements.

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Fin No. 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, Fin No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Fin No. 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. Fin No. 48 is effective for fiscal years beginning after December 15, 2006. We do not believe the adoption of FIN 48 will have a material impact on the Corporation’s financial statements.

SEC and SAB 108 Top 1N “Financial Statements – Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not believe SAB 108 will have a material impact on the Corporation’s financial statements.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine and three-month periods ended September 30, 2006 and 2005
7.	Forward Looking Statements

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Camco, the Bank, or management are intended to identify such forward looking statements. Camco’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the nine- and three-month periods ended September 30, 2006 and 2005
Discussion of Financial Condition Changes from December 31, 2005 to September 30, 2006
At September 30, 2006, Camco’s consolidated assets totaled $1.1 billion, a decrease of $13.7 million, or 1.3%, from the December 31, 2005 total. The decrease in total assets was comprised primarily of decreases in cash and cash equivalents, mortgage backed securities available for sale, and loans receivable net, offset partially by the increase of investments securities available for sale.
In May of 2006, the company completed a conversion to a new core processing system for about the same operating cost as the previous system. The new system put all products and locations on one intergrated platform that provides improved information about our business, but more importantly provides customers faster and improved service to enhance their banking experience with Advantage.
Cash and interest-bearing deposits in other financial institutions totaled $21.5 million at September 30, 2006, a decrease of $11.6 million, or 31.5%, from December 31, 2005 levels. Investment securities totaled $56.9 million at September 30, 2006, an increase of $8.1 million, or 16.6%, from the total at December 31, 2005. Investment securities purchases totaled $9.9 million. Purchases were comprised primarily of intermediate-term callable U.S. Government sponsored enterprises with an average yield of 5.25%. Investments available for sale were purchased during the first nine months to provide collateral for public deposits.
Mortgage-backed securities totaled $56.7 million at September 30, 2006, a decrease of $8.2 million, or 12.6%, from December 31, 2005. The decrease was attributable to purchases of $2.0 million, which were offset by principal repayments totaling $9.8 million and a decrease of market value of certain securities totaling $210,000 during the nine-month period ended September 30, 2006. The yield on mortgage-backed securities purchased during the period was 6.05%. All of the securities purchased were classified as available for sale.
Loans receivable, including loans held for sale, totaled $841.3 million at September 30, 2006, a decrease of $7.5 million, or .9%, from December 31, 2005. The decrease resulted primarily from principal repayments of $185.0 million and loan sales of $37.0 million, which were offset by loan disbursments and purchases totaling $218.4 million. The volume of loans originated and purchased during the first nine months of 2006 decreased compared to the 2005 period by $84.4 million, or 27.9%, and the volume of loan sales also decreased by $13.1 million, or 26.1%, period to period. The number of loans originated for sale in the secondary market continues to decline as long term rates have risen and the economy slows. Rising interest rates generally results in an increase in the production of adjustable rate loans for the portfolio. Instead of selling adjustable rate loans, Camco has typically held adjustable-rate mortgage loans in its portfolio as an integral part of its strategy to build interest rate sensitive assets for interest rate risk purposes. Loan originations during the nine-month period ended September 30, 2006, were comprised primarily of $85.3 million of loans secured by one- to four-family residential real estate, $68.3 million in consumer and other loans and $64.8 million in loans secured by commercial real estate. Management intends to continue to expand its consumer and commercial real estate lending in future periods as a means of increasing the yield on its loan portfolio.
The allowance for loan losses totaled $7.1 million and $7.0 million at September 30, 2006 and December 31, 2005, respectively, representing 42.8% and 50.0% of nonperforming loans, respectively, at those dates. Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $16.6 million and $13.9 million at September 30, 2006 and December 31, 2005, respectively, constituting 1.97% and 1.64% of total net loans, including loans held for sale, at those dates. At September 30, 2006, nonperforming loans were comprised of $10.7 million in one- to four-family residential real estate loans, $4.3 million in commercial real estate loans and $1.6 million of consumer loans. Management believes all nonperforming loans are adequately reserved and no loss is expected over and above allocated reserves on such loans. Loans delinquent greater than 30 days but less than 90 days totaled $11.7 million at September 30, 2006, compared to $9.5 million at December 31, 2005, an increase of $2.2 million, or 23.6%. Although management believes that its allowance for loan losses is adequate based upon the available facts and

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2006 and 2005
Discussion of Financial Condition Changes from December 31, 2005 to September 30, 2006 (continued)
circumstances at September 30, 2006, there can be no assurance that increased provisions will not be necessary in future periods, which could adversely affect Camco’s results of operations.
Deposits totaled $684.9 million at September 30, 2006, an increase of $24.7 million, or 3.7%, from the total at December 31, 2005. The increase in deposits was due to a $33.2 million increase of certificates of deposit and a $21.5 million increase in money market accounts, which were partially offset by a $18.6 million decrease in interest-bearing checking accounts, a $10.2 million decrease in statement savings and a $1.8 million decrease in non-interest bearing checking accounts. The increase in certificates of deposit is a result of the Bank actively pursuing the extension of deposit maturities in a rising rate environment, coupled with the offering of brokered certificates of deposit, which are a lower cost alternative to advances from the Federal Home Loan Bank. The decreases in interest bearing checking accounts and savings accounts were due to highly competitive pricing in the Bank’s market area and customer demand for higher yielding certificates of deposit.
Stockholders’ equity totaled $90.7 million at September 30, 2006, a decrease of $67,000 from December 31, 2005. The decrease resulted primarily from dividends of $3.4 million and the purchase of $1.7 million in treasury stock, which were offset partially by net earnings of $4.6 million.
Advantage is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2006, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2006 and 2005
Discussion of Financial Condition Changes from December 31, 2005 to September 30, 2006 (continued)
The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at September 30, 2006:
     Camco:

			At September 30, 2006
					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Total capital (to risk-weighted assets)	$91,843	12.23%	≥$60,073	≥8.0%	Not Applicable

Tier I capital (to risk-weighted assets)	$84,759	11.29%	≥$30,036	≥4.0%	Not Applicable

Tier I leverage	$84,759	8.08%	≥$41,977	≥4.0%	Not Applicable
     Advantage:

					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Total capital (to risk-weighted assets)	$83,404	11.11%	≥$60,068	≥8.0%	≥$75,085	≥10.0%

Tier I capital (to risk-weighted assets)	$76,320	10.16%	≥$30,034	≥4.0%	≥$45,051	≥ 6.0%

Tier I leverage	$76,320	7.27%	≥$41,977	≥4.0%	≥$52,472	≥ 5.0%

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2006 and 2005
Discussion of Financial Condition Changes from December 31, 2005 to September 30, 2006 (continued)
Federal law prohibits a financial institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized.
Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and 2005
General
Camco’s net earnings for the nine months ended September 30, 2006 totaled $4.6 million, a decrease of $1.7 million, or 26.7%, from the $6.3 million of net earnings reported in the comparable 2005 period. The decrease in earnings was primarily due to the increase of $1.5 million in general, administrative and other expenses coupled with the decrease of $866,000 in other income which was offset partially by a $773,000, or 26.1%, decrease in the provision for federal taxes.
Total Interest Income
Total interest income amounted to $46.5 million for the nine months ended September 30, 2006, an increase of $4.6 million, or 11.0%, compared to the nine-month period ended September 30, 2005, generally reflecting the effects of an increase in yield on total interest-earning assets of 57 basis points, from 5.50% in the 2005 period to 6.07% in the 2006 period and a $5.7 million, or .6%, increase in the average balance of interest-earning assets outstanding year to year.
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

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2006 and 2005
Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and 2005 (continued)

		For nine months ended September 30,
		2006			2005
	Average	Interest	Average	Average	Interest	Average
	outstanding	earned/	yield/	outstanding	earned/	yield/
	balance	paid	rate	balance	paid	rate
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$845,159	$40,600	6.41%	$846,438	$37,002	5.83%
Mortgage-backed securities (2)	59,914	1,843	4.10	77,962	2,172	3.71
Investment securities (2)	52,900	1,609	4.06	31,402	800	3.40
Interest-bearing deposits and other interest-earning assets	63,120	2,463	5.20	59,546	1,947	4.36

Total interest-earning assets	$1,021,093	46,515	6.07	$1,015,348	41,921	5.50

Interest-bearing liabilities:
Deposits	$644,990	$15,276	3.16	$643,639	11,298	2.34
FHLB advances	289,400	8,753	4.03	295,692	8,173	3.69

Total interest-bearing liabilities	$934,390	$24,029	3.43	$939,331	19,471	2.76

Net interest income/Interest rate spread		$22,485	2.65%		$22,450	2.74%

Net interest margin (3)			2.94%			2.95%

Average interest-earning assets to average interest-bearing liabilities			109.3%			108.1%

(1)	Includes nonaccrual loans and loans held for sale.

(2)	Includes securities designated as available for sale.

(3)	Net interest income as a percent of average interest-earning assets

Interest income on loans totaled $40.6 million for the nine months ended September 30, 2006, an increase of $3.6 million, or 9.7%, from the comparable 2005 period. The increase resulted primarily from a 58 basis point increase in the average yield, to 6.41% in the 2006 period, which was offset partially by a $1.3 million, or .2%, decrease in the average balance outstanding. Interest income on mortgage-backed securities totaled $1.8 million for the nine months ended September 30, 2006, a $329,000, or 15.2%, decrease year to year. The decrease was due primarily to a $18.0 million, or 23.2%, decrease in the average balance outstanding, which was partially offset by a 39 basis point increase in the average yield, to 4.10% in the 2006 period. Interest income on investment securities increased by $809,000 or 101.1%, due primarily to a $21.5 million increase in the average balance outstanding, coupled with an increase in the average yield, to 4.06% in the 2006 period. Interest income on other interest-earning assets increased by $516,000, or 26.5%, due primarily to an 84 basis point increase in the average yield, to 5.2% in the 2006 period, coupled with an increase of $3.6 million, or 6.0%, in the average balance outstanding period to period.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2006 and 2005
Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and 2005 (continued)
Interest expense on deposits totaled $15.3 million for the nine months ended September 30, 2006, an increase of $4.0 million, or 35.2%, compared to the 2005 period, due primarily to a 82 basis point increase in the average cost of deposits, to 3.16% in the 2006 period, coupled with a $1.4 million, or .2%, increase in the average balance of deposits outstanding year to year. Interest expense on borrowings totaled $8.8 million for the nine months ended September 30, 2006, an increase of $580,000, or 7.1%, from the 2005 nine-month period. The increase resulted primarily from a 34 basis point increase in the average cost of borrowings to 4.03% in the 2006 period, which was partially offset by a $6.3 million, or 2.1%, decrease in the average balance outstanding year to year.
As a result of the foregoing changes in interest income and interest expense, net interest income increased by $35,000, or .2%, to a total of $22.5 million for the nine months ended September 30, 2006. The interest rate spread decreased to approximately 2.65% at September 30, 2006, from 2.74% at September 30, 2005, and the net interest margin decreased slightly to approximately 2.94% for the nine months ended September 30, 2005, compared to 2.95% for the 2005 nine month period.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $1.1 million for the nine months ended September 30, 2006, an increase of $120,000, or 12.5%, to the comparable period in 2005. Management believes all nonperforming loans are adequately reserved. However, there can be no assurance the loan loss allowance will not be adequate to cover losses on classified assets in the future.
Other Income
Other income totaled $4.0 million for the nine months ended September 30, 2006, a decrease of $866,000, or 17.7%, from the comparable 2005 period. The decrease in other income was primarily attributable to a $449,000 or 19.7% decrease in late charges, rent and other income and a $329,000, or 58.3%, decrease in gain on sale of loans. The decrease in late charges rent and other was due primarily to a management decision to discontinue the accrual of late charges on commercial loans and move to a method that would recognize late charges as income when collected. This decision to reverse accrued late charges resulted in a decrease in other income of $166,000 for the period coupled with decreased prepayment fees of $225,000 and $54,000 in title and search fees earned by Camco Title Agency. The decrease in gain on the sale of loans was due to a decrease in the volume of loans sold of $13.1 million, or 26.1%, from the volume of loans sold in the 2005 period.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2006 and 2005
Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and 2005 (continued)
General, Administrative and Other Expense
General, administrative and other expense totaled $18.6 million for the nine months ended September 30 , 2006, an increase of $1.5 million, or 8.8%, from the comparable period in 2005. The increase in general, administrative and other expense was due primarily to a $525,000, or 5.0%, increase in employee compensation and benefits, and a $542,000, or 249.8%, increase in franchise taxes. The increase in employee compensation and benefits is primarily due to several key hires within the mid-management level of the Corporation as well as revenue generating commercial lenders in the markets we serve, recruiting expense, merit increases and increases in health insurance expense. The increase in franchise tax was due to incurring a normal level of expense after realizing a one-time savings which occurred in 2005 from the acquisition of London Financial Corporation in August 2004, when the bank adopted a state commercial bank charter.
Federal Income Taxes
The provision for federal income taxes totaled $2.2 million for the nine months ended September 30, 2006, a decrease of $773,000, or 26.1%, compared to the nine months ended September 30, 2005. This decrease was primarily attributable to a $2.5 million, or 26.5%, decrease in pre-tax earnings. The Corporation’s effective tax rates amounted to 32.4% and 32.0% for the nine-month periods ended September 30, 2006 and 2005, respectively.
Comparison of Results of Operations for the Three Months Ended September 30, 2006 and 2005
General
Camco’s net earnings for the three months ended September 30, 2006 totaled $1.1 million, a decrease of $918,000, or 45.0%, from the $2.0 million of net earnings reported in the comparable 2005 period. The decrease in earnings was primarily attributable to an increase of $675,000, or 11.8% in general, administrative and other expense coupled with a decrease in net interest income of $301,000, or 4.0% and a decrease of $297,000, or 19.3% in other income, which were partially offset by a $355,000, or 36.9%, decrease in the provision for federal taxes.
Net Interest Income
Total interest income amounted to $15.9 million for the three months ended September 30, 2006, an increase of $1.4 million, or 10.0%, compared to the three-month period ended September 30, 2005, generally reflecting the effects of an increase in yield on total interest-earning assets of 53 basis points, from 5.51% in the 2005 period to 6.04% in the 2006 period, which was offset partially by a $4.3 million, or .4%, decrease in the average balance of interest-earning assets outstanding quarter to quarter.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2006 and 2005
Comparison of Results of Operations for the Three Months Ended September 30, 2006 and 2005 (continued)
AVERAGE BALANCE, YIELD, RATE AND VOLUME DATA
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

		For three months ended September 30,
		2006			2005
	Average	Interest	Average	Average	Interest	Average
	outstanding	earned/	yield/	outstanding	earned/	yield/
	balance	paid	rate	balance	paid	rate
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$843,372	$13,860	6.57%	$853,147	$12,729	5.97%
Mortgage-backed securities (2)	57,311	602	4.20	73,290	679	3.71
Investment securities (2)	56,634	590	4.17	39,555	358	3.62
Interest-bearing deposits and other interest-earning assets	64,387	848	5.27	60,004	689	4.59

Total interest-earning assets	$1,021,704	15,900	6.22	$1,025,996	14,455	5.64

Interest-bearing liabilities:
Deposits	$656,621	5,744	3.50	$642,363	4,009	2.50
FHLB advances	277,325	2,904	4.19	303,520	2,893	3.81

Total interest-bearing liabilities	$933,946	8,648	3.70	$945,883	6,902	2.92

Net interest income/Interest rate spread		$7,252	2.52%		$7,553	2.72%

Net interest margin (3)			2.84%			2.94%

Average interest-earning assets to average interest-bearing liabilities			109.4%			108.5%

Net Interest Income (continued)
Interest income on loans totaled $13.9 million for the three months ended September 30, 2006, an increase of $1.1 million, or 8.9%, from the comparable 2005 period. The increase resulted primarily from a 60 basis point increase in the average yield, to 6.57% from 5.97% in 2005, which was offset partially by a decrease in the balance outstanding of $9.8 million, or 1.2%, in the 2006 quarter. Interest income on mortgage-backed securities totaled $602,000 for the three months ended September 30, 2006, a $77,000, or 11.3%, decrease from the 2005 quarter. The decrease was due primarily to a $16.0 million, or 21.8%, decrease in the average balance outstanding in the 2006 period, which was partially offset by a 49 basis point increase in the average yield, to 4.20% in the 2006 period. Interest income on investment securities increased by $232,000, or 64.8%, due primarily to a $19.1 million increase in the average balance outstanding, coupled with a 71 basis point increase in the average yield, to 4.17% in the 2006 period. Interest income

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2006 and 2005
Comparison of Results of Operations for the Three Months Ended September 30, 2006 and 2005 (continued)
Net Interest Income (continued)
on other interest-earning assets increased by $159,000, or 23.1%, due primarily to a 68 basis point increase in the average yield, to 5.27% in the 2006 quarter compared to 4.59% for the three months ended September 30, 2005, coupled with an increase in the average balance outstanding of $4.4 million, or 7.3%.
Interest expense on deposits totaled $5.7 million for the three months ended September 30, 2006, an increase of $1.7 million, or 43.3%, compared to the same quarter in 2005, due primarily to an 80 basis point increase in the average cost of deposits, to 3.14% in the current quarter, coupled with an increase of $14.3 million, or 2.2%, in the average deposits outstanding. Interest expense on borrowings totaled $2.9 million for the three months ended September 30, 2006, an increase of $11,000, or .4%, from the same 2005 three-month period. The increase resulted primarily from a
37 basis point increase in the average cost of borrowings, to 4.03%, in the 2006 period, which was offset substantially by a $26.2 million, or 8.6%, decrease in the average balance outstanding period to period.
As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $301,000, or 4.0%, to a total of $7.3 million for the three months ended September 30, 2006. The interest rate spread decreased to approximately 2.52% at September 30, 2006, from 2.72% at September 30, 2005, while the net interest margin decreased to approximately 2.84% for the three months ended September 30, 2006, compared to 2.94% for the 2005 period.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $360,000 for the three months ended September 30, 2006, which is equal to the provision in the 2005 quarter. Management believes all classified loans are adequately reserved; however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2006 and 2005
Comparison of Results of Operations for the Three Months Ended September 30, 2006 and 2005 (continued)
Other Income
Other income totaled $1.2 million for the three months ended September 30, 2006, a decrease of $297,000, or 19.3%, from the comparable 2005 period. The decrease in other income was primarily attributable to a $176,000, or 21.5%, decrease in late charges, rent and other and a $159,000, or 74.0%, decrease in gain on sale of loans. The decrease in late charges, rent and other was due primarily to decreased prepayment fees and title and search fees earned by Camco Title Agency. The decrease on gain on sale of loans was due to a decrease in the volume of loans sold of $7.3 million, or 43.2%, from the voume of loans sold in the 2005 period.
General, Administrative and Other Expense
General, administrative and other expense totaled $6.4 million for the three months ended September 30, 2006, an increase of $675,000, or 11.8%, from the comparable quarter in 2005. The increase in general, administrative and other expense was due primarily to an increase of $103,000, or 2.9%, in employee compensation and benefits, a $107,000, or 18.5%, decrease in FAS 91 deferred compensation, a $214,000, or 301.4%, increase in state franchise taxes and a $235,000, or 19.7%, increase in other operating costs. The increase in employee compensation and benefits is due primarily to several key hires within the mid-management level of the Corporation as well as revenue generating commercial lenders in the markets we serve, merit increases and increases in health insurance expense. The decrease in deferred compensation relates to FAS 91 and the decline in residential loan production. The increase in franchise tax was primarily due to incurring a normal level of expense after realizing a one-time savings which occurred in 2005 from the acquisition of London Financial Corporation in August 2004, when the bank changed to a state charted commercial bank. The increase in other operating costs was primarily due to ATM processing and transaction expense coupled with increased charges relating to an increase in volume on Home Equity loans that generate closing costs. These costs are absorbed by the bank and recaptured over time from interest income.
Federal Income Taxes
The provision for federal income taxes totaled $608,000 for the three months ended September 30, 2006, a decrease of $355,000, or 36.9%, compared to the three months ended September 30, 2005. This decrease was primarily attributable to a $1.3 million, or 42.4%, decrease in pre-tax earnings. The Corporation’s effective tax rates amounted to 35.2% and 32.1% for the three-month periods ended September 30, 2006 and 2005, respectively.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2006 and 2005
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
The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of September 30, 2006.

		Payments due by period
	Less			More
	than	1-3	3-5	than
	1 year	years	years	5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$83	$593	$467	$723	$1,866
Advances from the Federal Home Loan Bank	87,855	94,673	23,000	51,777	257,305
Certificates of deposit	256,812	155,438	10,452	855	423,557
Repurchase Agreements	2,083	947	320	—	3,350
Ohio Equity Funds for Housing Limited Partnership	166	1,463	1,097	274	3,000

Amount of commitments expiring per period
Commitments to originate loans:
Overdraft lines of credit	794				794
Home equity lines of credit	76,754				76,754
Commercial lines of credit	759				759
One- to four-family and multi-family loans	31,443				31,443
Non-residential real estate, commercial and land loans	13,182				13,182

Total contractual obligations	$469,931	$253,114	$35,336	$53,629	$812,010

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
For the nine- and three-month periods ended September 30, 2006 and 2005
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
     The following table shows the Bank’s estimated earnings sensitivity profile as of September 30, 2006:

Change in	Percentage Change in
Interest Rates	Net Interest Income
(basis points)	12 Months
+200	-13.63%
+100	- 6.35%
-100	- 2.21%
- 200	- 5.01%
     These estimated changes in net interest income are within the policy guidelines established by the Board of Directors.
     The ALCO also monitors the sensitivity of the Bank’s economic value of equity (“EVE”) due to sudden and sustained changes in market rates. The EVE ratio, measured on a static basis at the current period end, is calculated by dividing the economic value of equity by the economic value of total assets. The ALCO also monitors the change in EVE on a percentage change basis.
     The following table shows the EVE ratios as of September 30, 2006:

Change in
Interest Rates		Percentage
(basis points)	EVE Ratio	change in EVE
+ 200	7.90%	- 4.85%
+ 100	8.01%	- 1.92%
0	8.04%	0
- 100	8.41%	+ 6.13%
- 200	8.74%	+11.89%

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2006 and 2005
     In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bank has developed sale procedures for several types of interest-sensitive assets. Generally, all long-term, fixed-rate single family residential mortgage loans underwritten according to Freddie Mac or Fannie Mae guidelines are sold for cash upon origination. A total of $37.0 million and $50.1 million of such loans were sold to Freddie Mac and Fannie Mae and other parties during the nine months ended 2006 and 2005, respectively.
ITEM 4: Controls and Procedures
     (a) Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Camco’s disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures are effective.
     (b) There were no changes in Camco’s internal control over financial reporting during the quarter ended September 30, 2006, which materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

Camco Financial Corporation
PART II
ITEM 1. Legal Proceedings
     Not applicable
ITEM 1A. Risk Factors
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable

(c)	All purchases of shares during the quarter was made under the 5% stock repurchase program announced April 26, 2006.

			Maximum number of
			shares that may yet
	Number of shares	Average price paid	be repurchased
Period of Repurchase	repurchased	per share	under the program
July 1 – 31	—	$—	328,936
August 1 – 31	20,000	13.63	308,936
September 1 – 30	8,000	13.44	300,936

Total	28,000	$13.57	300,936

ITEM 3. Defaults Upon Senior Securities
     Not applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
     Not applicable

Camco Financial Corporation
PART II (continued)
ITEM 5. Other Information
On August 3, 2006, Camco entered into a Purpose and Ability Line of Credit Agreement (the “Line of Credit”) with KeyBank National Association (“KeyBank”) permitting short-term borrowings by the Company of up to an aggregate principal amount of $20,000,000.
Borrowings under the Line of Credit may be used to finance working capital needs of Camco and its subsidiaries, or for related business acquisitions. Borrowings under the Line of Credit will bear interest, at Camco’s option, at (i) the prime rate publicly announced from time to time by KeyBank minus 0.625% per annum, (ii) the one, two or three month LIBOR plus 1.25% per annum, or (iii) the overnight LIBOR plus 1.25% per annum. The Line of Credit contains usual and customary covenants for transactions of this type, including, without limitation, covenants limiting other indebtedness, liens and certain asset sales and various financial covenants relating to the capital, assets and net worth of Camco and its subsidiaries.
If Camco defaults under Line of Credit, KeyBank may terminate the commitments made under the Line of Credit, declare the amount outstanding, including all accrued interest and unpaid fees, payable immediately, and enforce any and all rights and interests created and existing under the Line of Credit and all other rights available under the law.
Camco currently has no borrowings outstanding under, and no present intention to draw any funds from, the Line of Credit; however, per the terms of the Line of Credit, the Company may draw funds at any time.
The foregoing description of the Line of Credit is qualified in its entirety by reference to the Purpose and Ability Line of Credit Agreement, a copy of which is attached as Exhibit 10.1 and is incorporated herein by reference.
ITEM 6. Exhibits
Incorporated by reference to Camco’s Annual Report on From 10-K for the fiscal year ended December 31, 2005, Film no. 6686685, Exhibit 3(i)

Exhibit 10.1	Line of Credit Agreement with Key Bank

Exhibit 31.1	Rule 13a-14(a)/15d –14(a) Certification by Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32.1	Section 1350 certification by Chief Executive Officer

Exhibit 32.2	Section 1350 certification by Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2006	By:	/s/Richard C. Baylor
Richard C. Baylor
Chief Executive Officer

Date: November 6, 2006	By:	/s/Mark A. Severson
Mark A. Severson
Chief Financial Officer