Form 10-K
period 2006-12-31
CAMCO FINANCIAL CORP
filed 2007-03-15
CIK 16614

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-25196
CAMCO FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	51-0110823

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6901 Glenn Highway, Cambridge, Ohio	43725

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (740) 435-2020
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1 par value per share	The Nasdaq Stock Market

(Title of Each Class)	(Name of exchange on which registered)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale reported as of June 30, 2006, was $103.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
     There were 7,463,056 shares of the registrant’s common stock outstanding on February 15, 2007.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of Form 10-K: Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders

PART I
Item 1. Business.
General
     Camco Financial Corporation (“Camco”) is a financial holding company that was organized under Delaware law in 1970. Camco is engaged in the financial services business in Ohio, Kentucky and West Virginia, through its wholly-owned subsidiaries, Advantage Bank and Camco Title Agency, Inc. In June 2001, Camco completed a reorganization in which it combined its banking activities under one Ohio savings bank charter known as Advantage Bank (“Advantage” or the “Bank”). Prior to the reorganization, Camco operated five separate banking subsidiaries serving distinct geographic areas. The branch office groups in each of the regions previously served by the five subsidiary banks now operate as divisions of Advantage. In 2003, Camco dissolved its second tier subsidiary, Camco Mortgage Corporation, and converted its offices into branch offices of the Bank. In August 2004, Camco completed a business combination with London Financial Corporation (“London”) of London, Ohio, and its wholly-owned subsidiary, The Citizens Bank of London. The acquisition was accounted for using the purchase method of accounting and, therefore, the financial statements for prior periods have not been restated. At the time of the merger, Advantage Bank merged into The Citizens Bank of London and changed the name of the resulting institution to Advantage Bank. As a result, Camco’s subsidiary financial institution is now an Ohio-chartered commercial bank instead of an Ohio savings bank. Further, Camco converted from an OTS regulated thrift holding company to a financial holding company regulated by the Federal Reserve Board.
     In December 2004, Advantage sold its Ashland, Kentucky division, consisting of two branches.
     Advantage is primarily regulated by the State of Ohio Department of Commerce, Division of Financial Institutions (the “Division”), and the Federal Deposit Insurance Corporation (the “FDIC”). Advantage is a member of the Federal Home Loan Bank (the “FHLB”) of Cincinnati, and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”) administered by the FDIC. Camco is regulated by the Federal Reserve Board.
     Advantage’s lending activities include the origination of commercial real estate and business loans, consumer, and residential conventional fixed-rate and variable-rate mortgage loans for the acquisition, construction or refinancing of single-family homes located in Camco’s primary market areas. Camco also originates construction and permanent mortgage loans on condominiums, two- to four-family, multi-family (over four units) and nonresidential properties. Camco continues to diversify the balance sheet through increasing commercial, commercial real estate, and consumer loan portfolios as well as checking and money market deposit accounts.
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
     Camco’s Internet site, http://www.advantagebank.com, contains a hyperlink to the Securities and Exchange Commission’s EDGAR website where Camco’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after Camco has filed the report with the SEC.
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
     Loan Portfolio Composition. The following table presents certain information regarding the composition of Camco’s loan portfolio, including loans held for sale, at the dates indicated:

	At December 31,
	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
		of total		of total		of total		of total		of total
	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
					(Dollars in thousands)
Type of loan:
Existing residential properties(1)	600,634	72.6%	$591,407	69.7%	$603,722	72.2%	$652,953	81.1%	$641,464	80.5%
Construction and development	42,654	5.1	74,601	8.8	50,560	6.0	28,892	3.6	20,568	2.6
Nonresidential real estate	100,189	12.1	95,380	11.2	105,247	12.6	51,533	6.4	74,094	9.3
Consumer and other loans(2)	91,917	11.1	94,547	11.1	84,550	10.1	78,155	9.7	67,712	8.5

Total	835,394	100.9	855,935	100.8	844,079	100.9	811,533	100.8	803,838	100.9
Less:
Unamortized yield adjustments	(8)	(0.0)	(266)	(0.0)	(937)	(0.1)	(810)	(0.1)	(1,390)	(0.2)
Allowance for loan losses	(7,144)	(0.9)	(6,959)	(0.8)	(6,476)	(0.8)	(5,641)	(0.7)	(5,490)	(0.7)

Total loans, net	$828,242	100.0%	$848,710	100.0%	$836,666	100.0%	$805,082	100.0%	$796,958	100.0%

(1)	Includes loans held for sale, home equity lines of credit and mortgage servicing rights.

(2)	Includes second mortgage, multifamily and commercial loans.

     Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2006, regarding the dollar amount of loans maturing in Camco’s portfolio based on the contractual terms to maturity of the loans. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity, are reported as due in one year or less.

	Due during the
	year ending		Due in
	December 31,	Due in years	years after
	2007	2008-2012	2012	Total
	(In thousands)
Real estate loans (1):
One- to four-family	$10,540	$112,436	$467,569	$590,545
Multifamily	201	7,846	35,345	43,392
Nonresidential	7,774	14,366	78,049	100,189
Commercial	4,248	7,754	10,770	22,772
Consumer and other loans (2)	21,808	15,509	31,091	68,408

Total	$44,571	$157,911	$622,824	$825,306

(1)	Excludes loans held for sale of $3.7 million and does not consider the effects of unamortized yield adjustments of $8,000 the allowance for loan losses of <$7.1> million and mortgage-servicing rights totaling $6.4 million.

(2)	Includes loans secured by developed building lots.
     The following table sets forth at December 31, 2006, the dollar amount of all loans due after December 31, 2007, which have fixed or adjustable interest rates:

Due after
December 31, 2007
(In thousands)
Fixed rate of interest	$238,243
Adjustable rate of interest	542,492

Total	$780,735

     Generally, loans originated by Advantage are on a fully amortized basis. Advantage has no rollover provisions in its loan documents and anticipates that loans will be paid in full by the maturity date.
     Residential Loans. A large portion of the lending activity of Advantage is the origination of fixed-rate and adjustable-rate conventional loans for the acquisition, refinancing or construction of single-family residences. At December 31, 2006, 57.5% of the total outstanding loans consisted of loans secured by mortgages on one- to four-family residential.
     Federal regulations and Ohio law limit the amount which Advantage may lend in relationship to the appraised value of the underlying real estate at the time of loan origination (the “Loan-to-Value Ratio” or “LTV”). In accordance with such regulations and law, Advantage generally makes loans on single-family residences up to 95% of the value of the real estate and improvements. Advantage generally requires the borrower on each loan which has a LTV in excess of 80% to obtain private mortgage insurance or a guarantee by a federal agency. Advantage permits, on an exception basis, borrowers to exceed a LTV of 80% without private mortgage insurance or a guarantee by a federal agency.

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
     From time to time, Advantage originates ARMs which have an initial interest rate that is lower than the sum of the specified index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully indexed level. Advantage attempts to reduce the risk by underwriting one–year ARM at the fully indexed rate and three-year and five-year ARM utilizing the note rates. None of Advantage’s ARMs has negative amortization features.
     Residential mortgage loans offered by Advantage are usually for terms of up to 30 years, which could have an adverse effect upon earnings if the loans do not reprice as quickly as the cost of funds. To minimize such effect, Advantage emphasizes the origination of ARMs and generally sells fixed-rate loans into the secondary market. Furthermore, experience reveals that, as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods which are substantially shorter than the maturity of such loans.
     Of the total mortgage loans originated by Advantage during the year ended December 31, 2006, 80.4% were ARM and 19.6% were fixed-rate loans. Adjustable-rate loans comprised 69.5% of Advantage’s total loans outstanding at December 31, 2006.
     Construction Loans. Advantage offers residential construction loans both to owner-occupants and to builders for homes being built under contract with owner-occupants. Advantage also makes loans to persons constructing projects for investment purposes. At December 31, 2006, a total of $42.7 million, or approximately 5.1% of Advantage’s total loans, consisted of construction loans, primarily for one- to four-family properties.
     Construction loans to owner-occupants are 30-year fixed rate, 15-year fixed rate, or seven-year balloon loans or adjustable-rate long-term loans on which the borrower pays only interest on the disbursed portion during the construction period. Some construction loans to builders, however, have terms of up to 24 months at fixed or adjustable rates of interest.
     Construction loans for investment properties involve greater underwriting and default risks to Advantage than loans secured by mortgages on existing properties or construction loans for single-family residences. Loan funds are advanced upon the security of the project under construction, which is more difficult to value in the case of investment properties before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate precisely the total loan funds required to complete a project and the related LTV Ratios. In the event a default on a construction loan occurs and foreclosure follows, Advantage could be adversely affected because it would have to take control of the project and either arrange for completion of construction or dispose of the unfinished project. At December 31, 2006, Advantage had 31 construction loans totaling $24.3 million on investment properties.
     Nonresidential Real Estate Loans. Advantage originates loans secured by mortgages on nonresidential real estate, including retail, office and other types of business facilities. Nonresidential real estate loans are generally made on an adjustable-rate basis for terms of up to 20 years. Nonresidential real estate loans originated by Advantage generally have an LTV of 80% or less. The largest nonresidential real estate loan outstanding at December 31, 2006, was a $5.4 million loan secured by a commercial building. Nonresidential real estate loans comprised $100.2 million, or 12.1% of total loans at December 31, 2006.

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
     Consumer and Other Loans. Advantage makes various types of consumer loans, including loans made to depositors on the security of their savings deposits, automobile loans, home improvement loans, home equity line of credit loans and unsecured personal loans. Home equity loans are made at fixed and variable rates of interest for terms of up to 10 years. Most other consumer loans are generally made at fixed rates of interest for terms of up to 10 years. The risk of default on consumer loans during an economic recession is greater than for residential mortgage loans. Included in consumer and other loans is approximately $43.4 million of multifamily loans of which the largest is $2.8 million secured by an apartment building. At December 31, 2006, education, consumer and other loans constituted $48.5 million of Advantage’s total loans.
     Developed Building Lots. Advantage originates loans secured by developed building lots. These loans generally are made on an adjustable-rate basis for terms of up to three years. Developed building lots generally have an LTV of 75% or less.
     Loan Solicitation and Processing. Loan originations are developed from a number of sources, including: solicitations by Advantage’s lending staff; referrals from real estate brokers, loan brokers and builders; participations with other banks; continuing business with depositors, other business borrowers and real estate developers; and walk-in customers. Advantage’s management stresses the importance of individualized attention to the financial needs of its customers.
     The loan origination process is decentralized, with each of Advantage’s market areas having autonomy in loan processing and approval for its respective market area. Mortgage loan applications from potential borrowers are taken by loan officers originating loans, and then forwarded to the local loan department for processing. On new loans, the Bank typically obtains a credit report, verification of employment and other documentation concerning the borrower and orders an appraisal of the fair market value of the collateral which will secure the loan, if any. The collateral is thereafter physically inspected and appraised by a staff appraiser or by a designated fee appraiser approved by the Board of Directors of Advantage. Upon the completion of the appraisal and the receipt of all necessary information regarding the borrower, the loan is approved by the loan officer up to such officer’s maximum loan approval authority. Loans above an individual’s authority receive additional approval by officers with higher loan approval authority. If the loan is approved, an attorney’s opinion of title or title insurance is obtained on the real estate which will secure the loan. Borrowers are required to carry satisfactory fire and casualty insurance and, if applicable, flood and private mortgage insurance, and to name Advantage as an insured mortgagee.
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
     Loan Originations, Purchases and Sales. Advantage has been actively originating new 30-year, 15-year, 10-year fixed-rate and seven-year balloon real estate loans as well as adjustable-rate real estate loans, consumer loans, business loans and commercial loans. Generally all residential fixed-rate loans made by Advantage are originated with documentation which will permit a possible sale of such loans to secondary mortgage market investors. When a mortgage loan is sold to the investor, Advantage generally services the loan by collecting monthly payments of principal and interest and forwarding such payments to the investor, net of a servicing fee. During the year ended December 31, 2006, Advantage also sold loans with servicing released. Fixed-rate loans not sold and generally all of the ARMs originated by Advantage are held in Advantage’s loan portfolio. During the year ended December 31, 2006, Advantage sold approximately $50.9 million in loans. Advantage recognized a gain of $703,000 in mortgage servicing rights during 2006, while amortization of mortgage servicing rights totaled $1.3 million for the year ended December 31, 2006.
     From time to time, Advantage sells participation interests in mortgage loans, business loans and commercial loans originated by it and purchases whole loans or participation interests in loans originated by other lenders. Advantage held whole loans and participations in loans originated by other lenders of approximately $27.4 million at December 31, 2006. Loans which Advantage purchases must meet or exceed the underwriting standards for loans originated by Advantage.
     In recent years, Advantage has purchased or originated mortgage-backed securities, business or commercial loans insured or guaranteed by U.S. Government agencies in order to improve Advantage’s asset yield by profitably investing excess funds. Advantage intends to continue to purchase such mortgage-backed securities when conditions favor such an investment. See “Investment Activities.”
     The following table presents Advantage’s mortgage loan origination, purchase, sale and principal repayment activity for the periods indicated:

	Year ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Loans originated:
Construction (purchased and originated)	$23,752	$45,066	$45,826	$37,791	$54,114
Permanent	86,613	121,033	164,540	422,021	447,379
Consumer and other	172,403	234,214	126,168	147,668	70,772

Total loans originated	282,768	400,313	336,534	607,480	572,265

Loans purchased (1)	5,665	14,490	70,602	126,006	116,306

Reductions:
Principal repayments (1)	263,241	344,344	243,074	407,521	441,419
Loans sold (1)	50,924	69,734	130,801	337,376	239,636
Transfers from loans to real estate owned	4,092	3,725	6,591	4,010	1,270

Total reductions	(318,257)	(417,803)	(380,466)	(748,907)	(682,325)

Increase (decrease) in other items, net (2)	(1,316)	(1,559)	(2,655)	(8,167)	(1,142)
Decrease due to branch sales (3)	—	—	(42,634)	—	—
Increase due to mergers (4)	—	—	49,050	—	—

Net increase (decrease)	$(31,140)	$(4,559)	$30,431	$(23,588)	$5,104

(1)	Includes mortgage-backed securities and SBA guaranteed loans.

(2)	Other items primarily consist of amortization of deferred loan origination fees, the provision for losses on loans and unrealized gains on mortgage-backed securities designated as available for sale.

(3)	The 2004 decrease resulted from the sale of the Ashland division.

(4)	The 2004 increase resulted from the acquisition of London.
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
     The largest amount which Advantage could have loaned to one borrower at December 31, 2006, was approximately $12.7 million. The largest amount Advantage had outstanding to one borrower and related persons or entities at December 31, 2006, was $7.7 million, which consisted of nine loans secured by various types of commercial real estate, including commercial real estate in development and building lots.
     Loan Origination and Other Fees. In addition to interest earned on loans, Advantage may receive loan origination fees or “points” of generally up to 1.0% of the loan amount, depending on the type of loan, plus reimbursement of certain other expenses. Loan origination fees and other fees are a volatile source of income, varying with the volume of lending and economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment to yield over the life of the related loan in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91.
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
     The following table reflects the amount of loans in a delinquent status as of the dates indicated:

	At December 31,
	2006	2005	2004	2003	2002
		(Dollars in thousands)
Loans delinquent for:
30 to 89 days	$13,833	$9,490	$12,302	$8,682	$10,524
90 or more days	18,536	13,922	9,794	13,608	13,625

Total delinquent loans	$32,369	$23,412	$22,096	$22,290	$24,149

Ratio of total delinquent loans to total net loans (1)	3.91%	2.76%	2.64%	2.77%	3.03%

(1)	Total net loans includes loans held for sale.

     Nonaccrual status denotes loans three months past due for which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet nonaccrual criteria as established by regulatory authorities. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectibility of the loan. The following table sets forth information with respect to Advantage’s nonaccrual and delinquent loans for the periods indicated.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Loans accounted for on nonaccrual basis:
Real estate:
Residential	$15,142	$10,267	$7,922	$12,135	$11,021
Nonresidential	1,989	3,109	463	357	1,726
Commercial	398	387	—	—	—
Consumer and other	136	159	1,409	1,116	878

Total nonaccrual loans	17,665	13,922	9,794	13,608	13,625
Accruing loans delinquent three months or more:
Real estate:
Residential	871	—	—	—	—
Nonresidential	—	—	—	—	—
Consumer and other	—	—	—	—	—

Total loans 90 days past due	871	—	—	—	—

Total nonperforming loans	$18,536	$13,922	$9,794	$13,608	$13,625

Allowance for loan losses	$7,144	$6,959	$6,476	$5,641	$5,490

Nonperforming loans as a percent of total net loans (1)	2.23%	1.64%	1.17%	1.69%	1,71%

Allowance for loan losses as a percent of nonperforming loans	38.5%	50.0%	66.1%	41.5%	40.3%

(1)	Includes loans held for sale.
     The amount of interest income that would have been recorded had nonaccrual loans performed in accordance with contractual terms totaled approximately $865,000 for the year ended December 31, 2006. Interest collected on such loans and included in net earnings was $192,000.
     At December 31, 2006, there were no mortgage or consumer loans which were not classified as nonaccrual, 90 days past due or restructured which management considered classifying in the near future due to concerns as to the ability of the borrowers to comply with repayment terms.
     Federal regulations require the Bank to classify its assets on a regular basis. Problem assets are to be classified as either (i) “substandard,” (ii) “doubtful” or (iii) “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the same weaknesses as substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of existing facts, conditions and value. Assets classified as “loss” are considered uncollectible and of such little value that their treatment as assets without the establishment of a specific reserve is unwarranted. Loans classified and generally charged off in the month are identified as a loss. Federal regulations provide for the reclassification of real estate assets by federal examiners.

     At December 31, 2006, the aggregate amounts of Advantage’s classified assets excluding impaired loans were as follows:

At December 31, 2006
(In thousands)
Classified assets:
Substandard	$14,790
Doubtful	—
Loss	35

Total classified assets	$14,825
     The interpretive guidance of the regulations also includes a “special mention” category, consisting of assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management’s close attention. Advantage had assets in the amount of $2.4 million designated as “special mention” at December 31, 2006.
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

	Year ended December 31,
	2006	2005	2004	2003	2002
		(Dollars in thousands)
Balance at beginning of year	$6,959	$6,476	$5,641	$5,490	$4,256
Charge-offs:
1-4 family residential real estate	646	877	1,142	509	134
Multifamily and nonresidential real estate	562	146	25	418	—
Consumer and other	231	257	430	392	73

Total charge-offs	1,439	1,280	1,597	1,319	207

Recoveries:
1-4 family residential real estate	25	265	180	17	23
Consumer and other	158	18	9	7	249

Total recoveries	184	283	189	24	272

Net (charge-offs) recoveries	(1,255)	(997)	(1,408)	(1,295)	65
Provision for losses on loans	1,440	1,480	1,620	1,446	1,169
Increase attributable to mergers (1)	—	—	623	—	—

Balance at end of year	$7,144	$6,959	$6,476	$5,641	$5,490

Net (charge-offs) recoveries to average loans	(.15)%	(.12)%	(.17)%	(.17)%	.01%

(1)	The 2004 increase resulted from the acquisition of London.

     The following table sets forth the allocation of Advantage’s allowance for loan losses by type of loan at the dates indicated:

	At December 31,
	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
	(Dollars in thousands)
Balance at year end applicable to:
Secured loans	$6,096	95.5%	$5,262	95.8%	$4,915	94.9%	$4,452	90.3%	$4,910	91.5%
Unsecured loans	1,048	4.5	1,697	4.2	1,561	5.1	1,189	9.7	580	8.5

Total	$7,144	100.0%	$6,959	100.0%	$6,476	100.0%	$5,641	100.0%	$5,490	100.0%

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
     The following table sets forth the composition of Camco’s investment and mortgage-backed securities portfolio, except its stock in the FHLB of Cincinnati, at the dates indicated:

	At December 31,
	2006				2005				2004
	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
	cost	total	value	total	cost	total	value	total	cost	total	value	total
	(Dollars in thousands)
Held to maturity:
U.S. Government agency obligations	$—	—%	$—	—%	$—	—%	$—	—%	$2,999	2.8%	$2,997	2.7%
Municipal bonds	710	0.7	736	0.7	919	0.8	947	0.8	1,124	1.0	1,177	1.1
Mortgage-backed securities	2,739	2.4	2,734	2.4	3,257	2.8	3,251	2.9	4,146	3.8	4,188	3.9

Total	3,449	3.1	3,470	3.1	4,176	3.6	4,198	3.7	8,269	7.6	8,362	7.7
Available for sale:
U.S. Government agency obligations	55,962	49.6	55,578	50.1	47,993	41.3	47,374	41.7	18,007	16.6	17,921	16.5
Municipal bonds	291	0.3	291	0.2	346	0.3	348	0.3	523	0.5	536	0.5
Corporate equity securities	159	0.1	184	0.2	159	0.1	185	0.1	247	0.2	387	0.4
Treasury	—	—	—	—	—	—	—	—	999	0.9	995	0.9
Mortgage-backed securities	52,950	46.9	51,453	46.4	63,536	54.7	61,607	54.2	80,782	74.2	80,321	74.0

Total	109,362	96.9	107,506	96.9	112,034	96.4	109,514	96.3	100,558	92.4	100,160	92.3

Total investments and mortgage-backed securities	$112,811	100.0%	$110,976	100.0%	$116,210	100.0%	$113,712	100.0%	$108,827	100.0%	$108,522	100.0%

     The following table presents the contractual maturities or terms to repricing of Advantage’s investment securities, except its stock in the FHLB of Cincinnati and corporate equity securities, and the weighted-average yields at December 31, 2006:

	At December 31, 2006
			After one		After five
	One year or less		through five years		through ten years		After ten years		Total
											Weighted-
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	average
	cost	yield	cost	yield	cost	yield	cost	yield	cost	value	yield
	(Dollars in thousands)
U.S. Government Agency obligations	$41,968	4.08%	$13,994	4.88%	$—	—%	$—	—%	$55,962	$55,578	3.90%
Municipal bonds	221	5.10	690	5.72	—	—	90	9.86	1,001	1,027	5.73
Mortgage-backed Securities	386	4.20	18,085	4.17	20,629	3.93	16,589	4.82	55,689	54,187	4.08

Total	$42,575	4.09%	$32,769	4.51%	$20,629	3.93%	$16,679	4.85%	$112,652	$110,792	4.01%

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
     Deposits. Deposits are attracted principally from within Advantage’s primary market area through the offering of a broad selection of deposit instruments, including interest-bearing and non-interest bearing checking accounts, money market deposit accounts, regular savings accounts, term certificate accounts and retirement savings plans. In 2006 we began offering brokered certificates of deposit, which are a lower cost alternative to advances from the Federal Home Loan Bank. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management of Advantage based on its liquidity requirements, growth goals and interest rates paid by competitors. Interest rates paid by Advantage on deposits are not limited by federal or state law or regulation. Advantage generally does not offer premiums to attract deposits.
     The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Advantage at the dates indicated:

		At December 31,
	Weighted-	2006		2005		2004
	average rate		Percent		Percent		Percent
	at		of total		of total		of total
	12/31/06	Amount	deposits	Amount	deposits	Amount	deposits
	(Dollars in thousands)
Withdrawable accounts:
Interest-bearing and non-interest bearing checking accounts	1.36%	$126,428	18.5%	$149,557	22.7%	$151,847	22.8%
Money market demand accounts	3.59	89,383	13.0	58,995	8.9	83,063	12.4
Passbook and statement savings accounts	0.26	47,997	7.0	61,356	9.3	70,959	10.6
Total certificate accounts	4.62	420,974	61.5	390,334	59.1	361,909	54.2

Total deposits	3.52%	$684,782	100.0%	$660,242	100.0%	$667,778	100.0%

     The following table presents the amount and contractual maturities of Advantage’s time deposits at December 31, 2006:

	Amount Due
	Up to			Over
	one year	1-3 years	3-5 years	5 years	Total
	(Dollars in thousands)
Amount maturing	$289,030	$123,126	$7,956	$862	$420,974
Average rate	4.65%	4.55%	4.65%	4.71%	4.62%
     The following table sets forth the amount and maturities of Advantage’s time deposits in excess of $100,000 at December 31, 2006:

Maturity	At December 31, 2006
(In thousands)
Three months or less	$25,529
Over three to six months	23,053
Over six to twelve months	29,321
Over twelve months	23,183

Total	$101,086
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
     The following table sets forth the maximum amount of Advantage’s FHLB advances outstanding at any month end during the periods shown and the average aggregate balances of FHLB advances for such periods:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Maximum amount outstanding	$300,533	$306,887	$295,310

Average amount outstanding	$269,255	$294,397	$277,576

Weighted-average interest cost of FHLB advances based on month end balances	4.09%	3.74%	4.89%
     The following table sets forth certain information with respect to Advantage’s FHLB advances at the dates indicated:

	At December 31,
	2006	2005	2004
	(Dollars in thousands)
Amount outstanding	$245,288	$294,357	$295,310
Weighted-average interest rate	4.28%	3.94%	3.63%

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
Service Corporation Activities
     Advantage has no operating subsidiaries. First S&L Corporation, a subsidiary of Advantage, is inactive and was capitalized on a nominal basis at December 31, 2006.
Employees
     As of December 31, 2006, Camco had 286 full-time employees and 34 part-time employees. Camco believes that relations with its employees are good. Camco offers health and disability benefits and a 401(k) salary savings plan. None of the employees of Camco is represented by a collective bargaining unit.
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
     Any mergers involving, or acquisitions of control of, Ohio banks must be approved by the Division. The Division may initiate certain supervisory measures or formal enforcement actions against Ohio banks. Ultimately, if the grounds provided by law exist, the Division may place an Ohio bank in conservatorship or receivership.
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
     The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at December 31, 2006:

Camco:	At December 31, 2006
					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$92,135	12.46%	≥$59,135	≥8.0%	N/A	N/A

Tier I capital (to risk-weighted assets)	$84,991	11.50%	≥$29,568	≥4.0%	N/A	N/A

Tier I leverage	$84,991	8.22%	≥$41,351	≥4.0%	N/A	N/A

Advantage:	At December 31, 2006
					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$84,859	11.48%	≥$59,130	≥ 8.0%	≥$73,913	≥ 10.0%

Tier I capital (to risk-weighted assets)	$77,715	10.51%	≥$29,577	≥ 4.0%	≥$44,347	≥ 6.0%

Tier I leverage	$77,715	7.52%	≥$41,351	≥ 4.0%	≥$51,689	≥ 5.0%
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
Transactions with Affiliates and Insiders
     All transactions between banks and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and the FRB’s Regulation W. An affiliate is any company or entity which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of a bank and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with any one affiliate up to an amount equal to 10% of such institution’s capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or the subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Exemptions from Sections 23A or 23B of the FRA may be granted only by the FRB. Advantage was in compliance with these requirements at December 31, 2006.
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
Federal Reserve Requirements
     FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $45.8 million (subject to an exemption of up to $8.5 million), and of 10% of net transaction accounts in excess of $45.8 million. At December 31, 2006, Advantage was in compliance with its reserve requirements.
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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     The following table provides the location of, and certain other information pertaining to, Camco’s office premises as of December 31, 2006:

	Year facility	Leased	Net Book
(000’s)	commenced	or	value
Office Location	operations	owned	(1)
134 E. Court Street Washington Court House, Ohio	1963	Owned (2)	$658.7

1050 Washington Ave. Washington Court House, Ohio	1996	Owned	500.7

1 N. Plum Street Germantown, Ohio	1998	Owned	492.7

687 West Main Street New Lebanon, Ohio	1998	Owned	65.7

2 East High Street London, Ohio	2004	Owned	592.8

3002 Harrison Avenue Cincinnati, Ohio	2000	Owned	1318.1

1111 St. Gregory Street Cincinnati, Ohio	2000	Leased (3)	34.0

5071 Glencrossing Way Cincinnati, Ohio	2000	Leased (4)	58.6

126 S. 9th Street Cambridge, Ohio	1998	Owned	83.5

	Year facility	Leased	Net Book
(000’s)	commenced	or	value
Office Location	operations	owned	(1)
226 Third Street Marietta, Ohio	1976	Owned (5)	594.2

1925 Washington Boulevard Belpre, Ohio	1979	Owned	70.2

478 Pike Street Marietta, Ohio	1998	Leased (6)	549.7

814 Wheeling Avenue Cambridge, Ohio	1963	Owned	1047.2

327 E. 3rd Street Uhrichsville, Ohio	1975	Owned	69.6

175 N. 11th Street Cambridge, Ohio	1981	Owned	354.9

209 Seneca Avenue Byesville, Ohio	1978	Leased (7)	0.0

547 S. James Street Dover, Ohio	2002	Owned	364.6

2497 Dixie Highway Ft. Mitchell, Kentucky	2001	Owned	591.1

401-7 Pike Street Covington, Kentucky	2001	Owned	97.8

3522 Dixie Highway Erlanger, Kentucky	2001	Owned	32.5

7550 Dixie Highway Florence, Kentucky	2001	Owned	458.7

191 Eastern Heights Shopping Center Huntington, West Virginia	1997	Leased (8)	0.0

6901 Glenn Highway Cambridge, Ohio	1999	Owned	1212.5

100 E. Wilson Bridge Road – Suite #105 & 110 Worthington, Ohio	2004	Leased (9)	40.2

6269 Frank Ave. N. Canton, Ohio	1992	Leased (10)	0.0

1500 Grand Central Ave.- Suite #102 Vienna, West Virginia	2004	Leased (11)	228.0

123 Southgate Parkway Cambridge, Ohio	2005	Leased (12)	86.1

Tylersville Road Mason, Ohio	2006	Leased (13)	249.6

1104 Eagleton Blvd. London, Ohio	2006	Leased (14)	41.8

(1)	Net book value amounts are for land, buildings, improvements and construction in progress.

(2)	The 134 E. Court Street facility also serves as the Camco Title – Washington Court House office.

(3)	The lease expires in October 2010.

(4)	The lease expires in November 2010.

(5)	The 226 Third Street facility also serves as the Camco Title – Marietta office.

(6)	The lease expires in November 2017. Advantage has the option to renew for two five-year terms. The lease is for land only.

(7)	The lease expires in September 2010. Advantage has the option to renew the lease for a five-year term.

(8)	The lease expires July 31, 2009. Advantage has the option to rebew for a three year term.

(9)	The lease expires in September 2008. Advantage has the option to renew for two five-year terms.

(10)	The lease expires in August 2007. Advantage has the option to renew for a one-year term.

(11)	The lease expires in October 2013. Advantage has the option to renew for three five-year terms.

(12)	The lease expires in June 2012. Advantage has the option to purchase at a cost of $120,000.

(13)	The lease expires in December 2016. Advantage has the option to renew the lease for two five-year terms.

(14)	The lease expires in May 2011. Advantage has the option to renew for three five-year terms. This branch location is currently under construction.

     Camco also owns furniture, fixtures and equipment. The net book value of Camco’s investment in office premises and equipment totaled $13.2 million at December 31, 2006. See Note E of Notes to Consolidated Financial Statements for additional information.
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

PART II
Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Common Stock.
     At January 31, 2007, Camco had 7,463,056 shares of common stock outstanding and held of record by approximately 1,917 stockholders. Camco’s common stock is listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “CAFI.” The table below sets forth the high and low trade information for the common stock of Camco, together with the dividends declared per share of common stock, for each quarter of 2006, 2005 and 2004.

			Cash
			dividends
	High	Low	declared
Year ended December 31, 2006
Quarter ending:
December 31, 2006	$14.29	$12.64	$0.150
September 30, 2006	13.97	13.14	0.150
June 30, 2006	14.17	13.40	0.150
March 31, 2006	14.58	13.86	0.150

Year ended December 31, 2005
Quarter ending:
December 31, 2005	$14.68	$13.78	$0.145
September 30, 2005	14.65	13.90	0.145
June 30, 2005	14.50	13.14	0.145
March 31, 2005	16.80	13.97	0.145

Year ended December 31, 2004
Quarter ending:
December 31, 2004	$15.79	$14.94	$0.145
September 30, 2004	15.67	14.07	0.145
June 30, 2004	16.93	12.77	0.145
March 31, 2004	17.62	16.40	0.145
Equity Compensation Plan Information
No repurchases of shares were made during the fourth quarter of fiscal 2006.

Performance Graph
     The following graph compares the cumulative total return on Camco’s common stock with the cumulative total return of an index of companies whose shares are traded on Nasdaq and the SNL All Bank & Thrift Index for the same period.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Camco Financial Corporation	100.00	116.21	146.73	136.54	131.64	121.70
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Bank and Thrift	100.00	93.96	127.39	142.66	144.89	169.30

Item 6. Selected Consolidated Financial Data.
     The following tables set forth certain information concerning the consolidated financial position and results of operations of Camco for the periods indicated. This selected consolidated financial data should be read in conjunction with the consolidated financial statements appearing elsewhere in this report.

SELECTED CONSOLIDATED
FINANCIAL DATA:(1)	At December 31,
	2006	2005	2004	2003	2002

		(In thousands)
Total amount of:
Assets	$1,048,216	$1,071,248	$1,065,823	$1,039,151	$1,083,240
Interest-bearing deposits in other financial institutions	12,673	11,299	17,045	30,904	36,807
Investment securities available for sale — at market	56,053	47,907	19,839	27,008	38,789
Investment securities held to maturity	710	919	4,123	1,130	5,368
Mortgage-backed securities available for sale — at market	51,453	61,607	80,321	77,916	97,332
Mortgage-backed securities held to maturity	2,739	3,257	4,146	7,704	20,000
Loans receivable — net (2)	828,242	848,710	836,666	805,082	796,958
Deposits	684,782	660,242	667,778	671,274	694,072
FHLB advances and other borrowings	257,139	307,223	295,310	262,735	276,276
Stockholders’ equity — restricted	91,092	90,763	89,321	92,543	98,601

SELECTED CONSOLIDATED
OPERATING DATA: (1)	Year ended December 31,
	2006	2005	2004	2003	2002

	(In thousands, except per share data)
Total interest income	$62,689	$57,078	$52,948	$54,875	$66,002
Total interest expense	32,771	26,529	27,512	31,237	38,556

Net interest income	29,918	30,549	25,436	23,638	27,446
Provision for losses on loans	1,440	1,480	1,620	1,446	1,169

Net interest income after provision for losses on loans	28,478	29,069	23,816	22,192	26,277
Other income	5,033	6,584	7,082	11,411	10,100
Sale of branch deposits and premises, net	—	8	6,626	—	—
General, administrative and other expense	24,910	22,754	22,841	22,404	21,682
Restructuring credits related to charter consolidation	—	—	—	—	(112)
FHLB advance prepayment fees	—	—	18,879	1,292	—

Earnings (loss) before federal income taxes (credits)	8,601	12,907	(4,196)	9,907	14,807
Federal income taxes (credits)	2,727	4,141	(1,660)	3,051	4,802

Net earnings (loss)	5,874	8,766	(2,536)	6,856	10,005

Prepayment fees, restructuring charges (credits) and gain on sale of Ashland branches (net of related tax effects)	—	—	8,440	853	(74)

Net earnings from operations	$5,874	$8,766	$5,904	$7,709	$9,931

Earnings (loss) per share:
Basic	$.78	$1.15	$(.34)	$.92	$1.27

Basic from operations(3)	$.78	$1.15	$.79	$1.03	$1.26

Diluted	$.78	$1.15	N/A	$.91	$1.25

Diluted from operations(3)	$.78	$1.15	$.79	$1.02	$1.24

	Year ended December 31,
	2006	2005	2004	2003	2002

Return on average assets(4)	0.55%	0.82%	(0.24)%	0.65%	0.92%
Return on average assets from operations(4)	0.55	0.82	0.56	0.73	0.91
Return on average equity(4)	6.46	9.73	(2.79)	7.17	10.33
Return on average equity from operations(4)	6.46	9.73	6.49	8.07	10.25
Average equity to average assets(4)	8.58	8.43	8.64	9.01	8.86
Dividend payout ratio(5)	76.92	50.43	N/A (6)	61.96	41.34

(1)	The information as of December 31, 2004 reflects the acquisition of London Financial Corporation. This combination was accounted for using the purchase method of accounting.

(2)	Includes loans held for sale.

(3)	Represents a pro-forma presentation based upon net earnings from operations divided by weighted-average basic and diluted shares outstanding. For 2006, diluted earnings per share from operations is based on 7,508,006 diluted shares assumed to be outstanding.

(4)	Ratios are based upon the mathematical average of the balances at the beginning and the end of the year.

(5)	Represents dividends per share divided by basic earnings per share.

(6)	Not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
     Since its incorporation in 1970, Camco has evolved into a full-service provider of financial products to the communities served by Advantage. Utilizing a common marketing theme based on Camco’s commitment to personalized customer service, Camco and its affiliates have grown from $22.4 million of consolidated assets in 1970 to $1.0 billion of consolidated assets at December 31, 2006. Camco’s rate of growth is largely attributable to its acquisitions and its continued expansion of product lines from the limited deposit and loan offerings which the Bank could offer in the heavily regulated environment of the 1970s to the wider array of financial service products that commercial banks traditionally offer. Additionally, Camco has enhanced its operational growth, to a lesser extent, by chartering a title insurance agency.
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
     The test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to a reporting unit and comparing the fair value of this reporting unit to its carrying value including goodwill. The value is determined assuming a freely negotiated transaction between a willing buyer and a willing seller, neither being under any compulsion to buy or sell and both having reasonable knowledge of relevant facts. Accordingly, to derive the fair value of the reporting unit, the following common approaches to valuing business combination transactions involving financial institutions are utilized by a third party selected by Camco: (1) the comparable transactions approach – specifically based on earnings, book, assets and deposit premium multiples received in recent sales of comparable thrift franchises; and (2) the discounted cash flow approach. The application of these valuation techniques takes into account the reporting unit’s operating history, the current market environment and future prospects. As of the most recent quarter, the only reporting unit carrying goodwill is the Bank.
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
     After each testing period, the third party compiles a summary of the test that is then provided to the Audit Committee for review. As of the most recent testing date, June 30, 2006, the fair value of the reporting unit exceeded its carrying amount.
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
Discussion of Financial Condition Changes from December 31, 2005 to December 31, 2006
     At December 31, 2006, Camco’s consolidated assets totaled $1.0 billion, a decrease of $23.6 million, or 2.2%, from the December 31, 2005 total. The decrease in total assets was comprised primarily of decreases in loans receivable coupled with decreases in cash and cash equivalents and mortgage backed securities available for sale, offset partially by the increase of investments securities available for sale.
     Cash and interest-bearing deposits in other financial institutions totaled $26.5 million at December 31, 2006, a decrease of $6.5 million, or 19.8%, from December 31, 2005 levels. Investment securities totaled $56.8 million at December 31, 2006, an increase of $7.9 million, or 16.3%, from the total at December 31, 2005. Investments securities purchases totaled $13.9 million, while principal repayments totaled $6.2 million. Purchases were comprised primarily of intermediate-term callable U.S. Government sponsored enterprises with an average yield of 5.32%. Investments available for sale were purchased during the year to provide collateral for public deposits and to replace maturing securities.
     Mortgage-backed securities totaled $54.2 million at December 31, 2006, a decrease of $10.7 million, or 16.5%, from December 31, 2005. Mortgage-backed securities purchases totaled $2.0 million, while principal repayments totaled $12.8 million during the year ended December 31, 2006. Purchases of mortgage-backed securities during the year were comprised primarily of pass-through mortgage-backed securities yielding 6.05% issued by Fannie Mae. All of the securities purchased were classified as available for sale.
     Loans receivable and loans held for sale totaled $828.2 million at December 31, 2006, a decrease of $20.5 million, or 2.4%, from the total at December 31, 2005. The decrease resulted primarily from repayments of $250.4 million and loan sales of $50.9 million, partially offset by loan disbursements and purchases totaling $286.5 million. Loan origination volume, including purchases of loans, was less than that of the comparable 2005 period by $125.0 million, or 30.4%, while the volume of loan sales decreased by $18.8 million year to year. The number of loans originated for sale in the secondary market continues to decline as long term rates have risen and the economy slows. Rising interest rates generally result in an increase in the production of adjustable rate loans for the portfolio. Instead of selling adjustable rate loans, Camco has typically held adjustable-rate mortgage loans in its portfolio as an integral part of its strategy to build interest rate sensitive assets for interest rate risk purposes. Loan originations during the 12 month period were comprised primarily of $110.4 million of loans secured by one- to four-family residential real estate, $88.5 million in consumer and other loans and $87.6 million in loans secured by commercial real estate. Management intends to continue to expand its consumer and commercial real estate lending in future periods as a means of increasing the yield on its loan portfolio.
     The allowance for loan losses totaled $7.1 million and $7.0 million at December 31, 2006 and 2005, respectively, representing 38.5% and 50.0% of nonperforming loans at those dates. Nonperforming loans (three months or more delinquent plus nonaccrual loans) totaled $18.5 million and $13.9 million at December 31, 2006 and 2005, respectively, constituting 2.23% and 1.64% of total net loans, including loans held for sale, at those dates. At December 31, 2006, nonperforming loans were comprised of $10.4 million of loans secured by one- to four-family residential real estate, $7.1 million of loans secured by multi-family, nonresidential real estate and commercial loans and $136,000 of consumer and other loans. Although management believes that its allowance for loan losses at December 31, 2006 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Camco’s results of operations.
     Deposits totaled $684.8 million at December 31, 2006, an increase of $24.5 million, or 3.7%, from December 31, 2005 levels. The increase resulted from increases of $30.6 million in certificates of deposit and $30.4 million in money market accounts which were partially offset by decreases of $22.7 million in interest bearing checking accounts and $13.4 million in savings accounts. The increase in certificates of deposit is a result of the Bank actively pursuing the extension of deposit maturities in a rising rate environment, coupled with the offering of brokered certificates of deposit, which are a lower cost alternative to advances from the FHLB. The decreases in interest bearing checking accounts and savings accounts were due to highly competitive pricing in the Bank’s market area and customer demand for higher yielding certificates of deposit.
     Cash and interest-bearing deposits in other financial institutions totaled $26.5 million at December 31, 2006, a decrease of $8.0 million, or 24.3%, from December 31, 2005 levels. Investment securities totaled $56.8 million at December 31, 2006, an increase of $7.9 million, or 16.3%, from the total at December 31, 2005. Investment securities purchases totaled $13.9 million while proceeds from maturities totaled $6.3 million. Investments available for sale were purchased during the year to provide collateral for public deposits and to replace maturing securities. Purchases were comprised primarily of intermediate-term callable U.S. Government sponsored enterprises with an average yield of 5.32%.
     Mortgage-backed securities totaled $54.2 million at December 31, 2006, a decrease of $10.7 million, or 16.5%, from December 31, 2005. Mortgage-backed securities purchases totaled $2.0 million, while principal repayments totaled $12.8 million during the year ended December 31, 2006. Purchases of mortgage-backed securities during the year were comprised primarily of pass-through mortgage-backed securities yielding 6.05% issued by Federal Home Loan Mortgage Corporation. All of the securities purchased were classified as available for sale.

Advances from the FHLB and other borrowings decreased by $50.1 million, or 16.3%, to a total of $257.1 million at December 31, 2006. Camco was able to reduce borrowings as a result of the issuance of $21.9 million of brokered deposits and a net decrease in the loan portfolio of $22.2 million. A reduction in cash balances at December 31, 2006 of $6.5 million reflects cash used to reduce FHLB borrowings.
     Stockholders’ equity totaled $91.1 million at December 31, 2006, a $329,000, or .4%, increase from December 31, 2005. The increase resulted primarily from net income of $5.9 million, and a decrease in unrealized losses on securities of $400,000, which was partially offset by dividends of $4.5 million and treasury buyback of stock of $1.7 million.
     The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At December 31, 2006, the regulatory capital of the Bank exceeded all regulatory capital requirements.
Comparison of Results of Operations for the Years Ended December 31, 2006 and December 31, 2005
     General. Camco’s net earnings for the year ended December 31, 2006, totaled $5.9 million, a decrease of $2.9 million, or 33.0%, from the $8.8 million of net income reported in 2005. The decrease in earnings was primarily due to the increase of $2.2 million in general, administrative and other expenses coupled with the decrease of $1.6 million in other income which was offset partially by a $1.4 million, or 34.2%, decrease in the provision for federal taxes.
     Net Interest Income. Net interest income for the year ended December 31, 2006, amounted to $29.9 million, a decrease of $631,000, or 2.1%, compared to 2005, generally reflecting the effects of an increase of 70 basis points in the cost of funds which was offset partially by a $9.8 million decrease in the average balance of cost of funds and an increase of interest earning assets of 55 basis points in the average yield, from 5.61% in 2005 to 6.16% in 2006, and a $63,000 increase in the average balance of interest-earning assets outstanding year to year.
     Interest income on loans totaled $54.8 million for the year ended December 31, 2006, an increase of $4.6 million, or 9.2%, from the comparable 2005 total. The increase resulted primarily from a 59 basis point increase in the average yield, from 5.92% in 2005, to 6.51% in 2006, offset partially by a $5.2 million, or .6%, decrease in the average balance of loans outstanding year to year. Interest income on mortgage-backed securities totaled $2.4 million for the year ended December 31, 2006, a $399,000, or 14.1%, decrease from the 2005 period. The decrease was due primarily to a $16.6 million, or 22.0%, decrease in the average balance outstanding, partially offset by a 38 basis point increase in the average yield, to 4.13% in 2006. Interest income on investment securities increased by $946,000, or 74.7%, due primarily to an $18.5 million increase in the average balance outstanding year to year, coupled with a 52 basis point increase in the average yield, to 4.11% in 2006. Interest income on other interest-earning assets increased by $465,000, or 16.5%, due primarily to an increase in the yield of 49 basis points, to 5.23% in 2006, coupled with an increase of $3.3 million, or 5.6%, in the average balance outstanding year to year.
     Interest expense on deposits totaled $21.2 million for the year ended December 31, 2006, an increase of $5.8 million, or 37.7%, compared to the year ended December 31, 2005, due primarily to an 88 basis point increase in the average cost of deposits, to 3.29% for 2006, coupled with a $5.8 million, or .9%, increase in the average balance of interest-bearing deposits outstanding year to year. Interest expense on borrowings totaled $11.5 million for the year ended December 31, 2006, an increase of $428,000, or 3.9%, from 2005. The increase resulted primarily from a 35 basis point increase in the average rate to 4.08% in 2006, partially offset by a $15.6 million, or 5.2%, decrease in the average balance outstanding year to year.
     As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $631,000, or 2.1%, to a total of $29.9 million for the year ended December 31, 2006. The interest rate spread decreased to approximately 2.64% at December 31, 2006, from 2.78% at December 31, 2005, while the net interest margin decreased to approximately 2.94% for the year ended December 31, 2006, compared to 3.00% for the 2005 period.
     Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $1.4 million for the year ended December 31, 2006, a decrease of $40,000, or 2.7%, from the provision recorded in 2005.
     Other Income. Other income totaled $5.0 million for the year ended December 31, 2006, a decrease of $1.6 million, or 23.7%, compared to 2005. The decrease in other income was primarily attributable to a $569,000 decrease in mortgage servicing rights, a $388,000, or 56.8%, decrease in gain on sale of loans and a $303,000 or 14.6% decrease in late charges, rent and other income. The decrease in mortgage servicing rights was attributable to the increase of loan prepayments in the servicing portfolio for the period coupled with the decrease of loans sold. The decrease in gain on sale of loans was due primarily to a decrease in the volume of loans sold of $18.8 million, or 27.0%, from the volume of loans sold in 2005. During 2006, the Bank recorded MSR’s on new loan sales totaling $703,000 and amortization of MSR’s totaling $1.3 million, which resulted in net loss in revenue item of $549,000. The decrease in late charges, rent and other was due primarily to a management decision to discontinue the accrual of late charges on commercial loans and move to a method that would recognize late charges as income when collected. This decision to reverse accrued late charges resulted in a decrease in other income of $166,000 for the period coupled with decreased commercial prepayment fees of $211,300 and $78,600 in title and search fees earned by Camco Title Agency.
     General, Administrative and Other Expense. General, administrative and other expense totaled $24.9 million for the year ended December 31, 2006, an increase of $2.2 million, or 9.5%, compared to 2005. The increase was due primarily to a $760,000, or 284.6%, increase in franchise taxes and a $599,000, or 4.3%, increase in employee compensation and benefits and a $411,000 or 8.0% increase in other operating costs. The increase in franchise tax was due to incurring a normal level of expense after realizing a one-time savings which occurred in 2005 from the acquisition of London Financial Corporation in August 2004, when the bank adopted a state commercial bank charter. The increase in employee compensation and benefits is primarily due to several key hires within the mid-management level of the Corporation as well as revenue generating commercial lenders in the markets we serve, recruiting expense, merit increases and increases in health insurance expense. The increase in other operating costs relates to increases of $105,000 in ATM processing expense, $74,000 in courier and overnight delivery charges, $126,000 in audit and other professional services and $56,000 in bank service charges relating to changing our depository bank at the time of conversion.
     Federal Income Taxes. Federal income tax totaled $2.7 million for the year ended December 31, 2006, a decrease of $1.4 million, or 34.2%, compared to the provision recorded in 2005. This decrease was primarily attributable to a $4.3 million, or 33.4%, decrease in pre-tax earnings. The Corporation’s effective tax rates amounted to 31.7% and 32.1% for the twelve-month periods ended December 31, 2006 and 2005, respectively. The tax-exempt character of earnings on bank-owned life insurance is the principal difference between the effective rate of tax (benefits) and the statutory corporate tax rate for the years ended December 31, 2006 and 2005.
Comparison of Results of Operations for the Years Ended December 31, 2005 and December 31, 2004
     General. Camco’s net earnings for the year ended December 31, 2005, totaled $8.8 million, an increase of $11.3 million, or 445.7%, from the $2.5 million of loss reported in 2004. The increase in earnings was primarily attributable to a one-time charge in 2004 of $18.9 million in pre-tax expense associated with the restructuring portion of the Bank’s FHLB borrowings, offset in 2004 partially by a $6.1 million gain due to the sale of the Ashland division. Excluding these extraordinary items, earnings for the year increased $2.9 million primarily due to the $5.1 million increase of net interest income.
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
     In December 2004, Camco sold its Ashland division which included $63.7 million in deposits and $42.6 million in loans in the Ashland market as well as the Ashland and Summit, Kentucky facilities. This transaction was based on a decision to redirect resources and management attention to other markets.

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
     Other Income. Other income totaled $6.6 million for the year ended December 31, 2005, a decrease of $7.1 million, or 51.9%, compared to 2004. The decrease in other income was primarily attributable to the sale of our Ashland, Kentucky banking division which resulted in a pretax gain of $6.6 million in 2004. Excluding the sale of the Ashland, other income would have decreased by $440,000. This decrease was primarily attributable to a $521,000 or 98.5% decrease in gain on sale of assets, a $382,000 or 95.0% decrease in mortgage servicing rights, and a $136,000 or 16.6% decrease in gain on sale of loans.
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
     General, Administrative and Other Expense. General, administrative and other expense totaled $22.8 million for the year ended December 31, 2005, a decrease of $19.0 million, or 45.4%, compared to 2004. The decrease was due primarily to the $18.9 million prepayment fee associated with the restructuring of a portion of the Bank’s FHLB borrowings and a decrease of $725,000, or 73.1%, in franchise tax, $339,000 or 10.0% in occupancy and equipment partially offset by an increase of $568,000 or 4.3% in employee compensation, excluding the FHLB prepayment fee of $18.9 million, a $225,000 or 4.6% increase in other operating expenses and a $171,000 or 16.3% increase in advertising. The decrease in franchise tax was primarily due to acquiring London Financial Corporation in August 2004 and changing charters to a state charted commercial bank. This is a one time savings which will only occur in 2005. The decrease in occupancy was due primarily to the sale of our Kentucky division, consisting of two branches, in December 2004 and a decrease in depreciation expense. The increase in compensation was primarily due to merit increases and accruals for bonus compensation. The increase in other operating was primarily due to the accrual of $275,000 in the second quarter for the settlement of litigation and the increase in advertising was due to hiring an advertising agency to better manage the Company’s marketing effort to uniformly promote our brand and key offerings.
     Federal Income Taxes. Federal income tax totaled $4.1 million for the year ended December 31, 2005, an increase of $5.8 million, or 349.7%, compared to the $1.7 million credit provision recorded in 2004. This increase was primarily attributable to a $4.2 million net loss in 2004 before federal income tax credits. The effective rate of tax (benefits) amounted to 32.1% and (39.6)% for the years ended December 31, 2005 and 2004, respectively. The tax-exempt character of earnings on bank-owned life insurance is the principal difference between the effective rate of tax (benefits) and the statutory corporate tax rate for the years ended December 31, 2005 and 2004.

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

	Year ended December 31,
		2006			2005			2004
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	outstanding	earned/	yield/	outstanding	earned/	yield/	outstanding	earned/	yield/
	balance	paid	rate	balance	paid	rate	balance	paid	rate
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$841,398	$54,764	6.51%	$846,729	$50,165	5.92%	$844,660	$46,932	5.56%
Mortgage-backed securities (2)	58,766	2,428	4.13	75,336	2,827	3.75	89,863	3,016	3.36
Investment securities (2)	53,818	2,212	4.11	35,277	1,266	3.59	26,987	772	2.86
Interest-bearing deposits and other interest-earning assets	62,849	3,285	5.23	59,542	2,820	4.74	62,016	2,228	3.59

Total interest-earning assets	$1,016,831	62,689	6.17	$1,016,884	57,078	5.61	$1,023,526	52,948	5.17

Interest-bearing liabilities:
Deposits	$646,269	21,248	3.29	$640,469	15,434	2.41	$666,540	13,945	2.09
FHLB advances and other	282,325	11,523	4.08	297,304	11,095	3.73	277,576	13,567	4.89

Total interest-bearing liabilities	$928,594	32,771	3.53	$937,773	26,529	2.83	$944,116	27,512	2.91

Net interest income/Interest rate spread		$29,918	2.64%		$30,549	2.78%		$25,436	2.26%

Net interest margin (3)			2.94%			3.00%			2.49%

Average interest-earning assets to average interest-bearing liabilities			109.5%			108.44%			108.41%

(1)	Includes nonaccrual loans and loans held for sale.

(2)	Includes securities designated as available for sale.

(3)	Net interest income as a percent of average interest-earning assets.

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

		Year ended December 31,
		2006 vs. 2005			2005 vs. 2004
		Increase			Increase
		(decrease)			(decrease)
		due to			due to
	Volume	Rate	Total	Volume	Rate	Total
			(In thousands)
Interest income attributable to:
Loans receivable (1)	$(307)	$4,906	$4,599	$115	$3,118	$3,233
Mortgage-backed securities	(738)	339	(399)	(701)	512	(189)
Investment securities	741	205	946	270	224	494
Interest-bearing deposits and other (2)	162	303	465	(85)	677	592

Total interest income	(142)	5,753	5,611	(401)	4,531	4,130

Interest expense attributable to:
Deposits	141	5,673	5,814	(517)	2,006	1,489
Borrowings	(498)	926	428	1,062	(3,534)	(2,472)

Total interest expense	(357)	6,599	6,242	545	(1,528)	(983)

Increase (decrease) in net interest income	$215	$(846)	$(631)	$(946)	$6,059	$5,113

(1)	Includes loans held for sale.

(2)	Includes interest-bearing deposits.
Yields Earned and Rates Paid
The following table sets forth the weighted-average yields earned on Camco’s interest-earning assets, the weighted-average interest rates paid on Camco’s interest-bearing liabilities and the interest rate spread between the weighted-average yields earned and rates paid by Camco at the dates indicated. This does not reflect the spread that may eventually be achieved in 2007 or beyond due to possible changes in weighted-average yields earned on interest-earning assets and paid on interest-bearing liabilities in the upcoming year.

	At December 31,
	2006	2005	2004
Weighted-average yield on:
Loan portfolio (1)	6.97%	6.36%	5.78%
Investment portfolio (2)	4.62	4.53	3.75
Total interest-earning assets	6.56	6.02	5.45

Weighted-average rate paid on:
Deposits	3.52	2.60	2.10
FHLB advances	4.28	3.94	3.63
Total interest-bearing liabilities	3.73	3.01	2.57

Interest rate spread	2.83%	3.01%	2.88%

(1)	Includes loans held for sale and excludes the allowance for loan losses.

(2)	Includes earnings on FHLB stock and cash surrender value of life insurance.

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
     The following table shows the Bank’s estimated earnings sensitivity profile as of December 31, 2006:

Change in	Percentage Change in
Interest Rates	Net Interest Income
(basis points)	12 Months
+200	-14.22%
+100	-6.48%
-100	-1.08%
-200	-3.29%
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

     The following table shows the EVE ratios as of December 31, 2006:

Change in
Interest Rates		Percentage
(basis points)	EVE Ratio	change in EVE
+ 200	7.93%	- 5.11%
+ 100	8.11%	- 1.34%
0	8.10%	0
- 100	8.40%	+ 5.13%
- 200	8.70%	+10.28%
     In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bank has developed sale procedures for several types of interest-sensitive assets. Generally, all long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation (“FHLMC”) or Federal National Mortgage Association (“FNMA”) guidelines are sold for cash upon origination. A total of $50.9 million and $69.7 million of such loans were sold to the FHLMC, FNMA and other parties during 2006 and 2005, respectively.
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
The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of December 31, 2006.

	Payments due by period
	Less			More
	than	1-3	3-5	than
	1 year	years	years	5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$337	$537	$407	$576	$1,857
Advances from the Federal Home Loan Bank	91,935	88,769	13,000	51,584	245,288
Repurchase Agreements	1,779	957	320	—	3,056
Certificates of deposit	289,030	123,126	7,956	862	420,974
Ohio Equity Funds for Housing	166	2,220	2,093	521	5,000

Amount of commitments expiration per period
Commitments to originate loans:
Overdraft lines of credit	757	—	—	—	757
Home equity	77,366	—	—	—	77,366
One- to four-family and multi-family loans includes LIP	30,347	—	—	—	30,347
Commercial includes LIP & LOC	20,099	—	—	—	20,099
Non-residential real estate and land loans	567	—	—	—	567

Total contractual obligations	$512,383	$215,609	$23,776	$53,543	$805,311

Advantage anticipates that it will have sufficient funds available to meet its current loan commitments. Based upon historical deposit flow data, the Bank’s competitive pricing in its market and management’s experience, management believes that a significant portion of maturing certificates of deposit will remain with the Bank.

The Bank engages in off-balance sheet credit-related activities that could require Advantage to make cash payments in the event that specified future events occur. The contractual amounts of these activities represent the maximum exposure to the Bank (as further described in Note I - Commitments) However, certain off-balance sheet commitments are expected to expire or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. These off-balance sheet activities are necessary to meet the financing needs of the Bank’s customers.
Liquidity management is both a daily and long-term function of Advantage’s management strategy. In the event that the Bank should require funds beyond its ability to generate them internally, additional funds are available through the use of FHLB advances, brokered deposits, and through the sales of loans and/or securities.
Ohio statutes impose certain limitations on the payment of dividends and other capital distributions by banks. Generally, absent approval of the Superintendent of Banks, such statutes limit dividend and capital distributions to earnings of the current and two preceding years.
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
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2006.
The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears on page 38.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Camco Financial Corporation
We have audited management’s assessment included in the accompanying Management’s Report on Internal Control over Financial Reporting that the Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Camco Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on COSO criteria. Also in our opinion, Camco Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Camco Financial Corporation as of December 31, 2006 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended and our report dated February 20, 2007, expressed an unqualified opinion thereon.
/s/ Plante Moran PLLC
February 20, 2007
Auburn Hills, Michigan

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Camco Financial Corporation
We have audited the accompanying consolidated statement of financial condition of Camco Financial Corporation as of December 31, 2006 and 2005 the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camco Financial Corporation as of December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Camco Financial Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007, expressed an unqualified opinion thereon.
/s/ Plante Moran PLLC
February 20, 2007
Auburn Hills, Michigan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Camco Financial Corporation
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows of Camco Financial Corporation for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Camco Financial Corporation for the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
March 15, 2007
Cincinnati, Ohio

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31,
(In thousands, except share data)

	2006	2005
ASSETS
Cash and due from banks	$13,869	$21,786
Interest-bearing deposits in other financial institutions	12,673	11,299

Cash and cash equivalents	26,542	33,085

Investment securities available for sale — at market	56,053	47,907
Investment securities held to maturity — at cost, approximate market value of $736 and $947 as of December 31, 2006 and 2005, respectively	710	919
Mortgage-backed securities available for sale — at market	51,453	61,607
Mortgage-backed securities held to maturity — at cost, approximate market value of $2,734 and $3,251 as of December 31, 2006 and 2005, respectively	2,739	3,257
Loans held for sale — at lower of cost or market	3,664	1,947
Loans receivable — net	824,578	846,763
Office premises and equipment — net	13,200	11,569
Real estate acquired through foreclosure	3,956	2,581
Federal Home Loan Bank stock — at cost	28,722	27,112
Accrued interest receivable	6,502	5,297
Prepaid expenses and other assets	1,537	1,228
Cash surrender value of life insurance	20,921	20,793
Goodwill — net of accumulated amortization	6,683	6,683
Prepaid and refundable federal income taxes	956	500

Total assets	$1,048,216	$1,071,248

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$684,782	$660,242
Advances from the Federal Home Loan Bank and other borrowings	257,139	307,223
Advances by borrowers for taxes and insurance	3,484	3,249
Accounts payable and accrued liabilities	6,350	5,330
Dividends payable	1,120	1,102
Deferred federal income taxes	4,249	3,339

Total liabilities	957,124	980,485

Commitments	—	—

Stockholders’ equity
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 14,900,000 shares; 8,832,082 and 8,829,839 shares issued at December 31, 2006 and 2005, respectively	8,832	8,830
Additional paid-in capital	59,722	59,567
Retained earnings — restricted	43,954	42,569
Accumulated other comprehensive income (loss) — unrealized gains (losses) on securities designated as available for sale, net of related tax effects	(1,225)	(1,663)
Less 1,369,025 and 1,251,125 shares of treasury stock at December 31, 2006 and 2005, respectively at cost	(20,191)	(18,540)

Total stockholders’ equity	91,092	90,763

Total liabilities and stockholders’ equity	$1,048,216	$1,071,248

The accompanying notes are an integral part of these statements.

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2006, 2005 and 2004
(In thousands, except per share data)

	2006	2005	2004
Interest income
Loans	$54,764	$50,165	$46,932
Mortgage-backed securities	2,428	2,827	3,016
Investment securities	2,212	1,266	772
Interest-bearing deposits and other	3,285	2,820	2,228

Total interest income	62,689	57,078	52,948

Interest expense
Deposits	21,248	15,434	13,945
Borrowings	11,523	11,095	13,567

Total interest expense	32,771	26,529	27,512

Net interest income	29,918	30,549	25,436

Provision for losses on loans	1,440	1,480	1,620

Net interest income after provision for losses on loans	28,478	29,069	23,816

Other income
Late charges, rent and other	1,773	2,076	1,672
Title fees	673	752	778
Loan servicing fees	1,412	1,480	1,519
Gain on sale of loans	295	683	819
Mortgage servicing rights — net	(549)	20	402
Service charges and other fees on deposits	1,479	1,483	1,410
Gain on sale of investment and mortgage-backed securities	0	113	135
Gain (loss) on sale of real estate acquired through foreclosure	(72)	(23)	347
Gain on sale of branch deposits, premises and equipment, net	22	8	6,626

Total other income	5,033	6,592	13,708

General, administrative and other expense
Employee compensation and benefits	14,480	13,881	13,313
Deferred loan origination costs — SFAS No. 91	(1,913)	(2,166)	(2,227)
Occupancy and equipment	3,182	3,051	3,390
Data processing	1,344	1,368	1,318
Advertising	1,158	1,218	1,047
Franchise taxes	1,027	267	992
Other operating	5,632	5,135	5,008
Federal Home Loan Bank advance prepayment fees	—	—	18,879

Total general, administrative and other expense	24,910	22,754	41,720

Earnings (loss) before federal income taxes (credits)	8,601	12,907	(4,196)
Federal Income Taxes
Current	2,043	3,965	(1,572)
Deferred	684	176	(88)

Total federal income taxes (credits)	2,727	4,141	(1,660)

NET EARNINGS (LOSS)	$5,874	$8,766	$(2,536)

EARNINGS (LOSS) PER SHARE
Basic	$0.78	$1.15	$(.34)

Diluted	$0.78	$1.15	N/A

     The accompanying notes are an integral part of these statements.

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Net earnings (loss)	$5,874	$8,766	$(2,536)

Other comprehensive income (loss), net of tax effects:
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $226, $(683) and $(195) in 2006, 2005 and 2004, respectively	438	(1,325)	(379)

Reclassification adjustment for realized gains included in operations, net of taxes of $0, $38 and $45 for the years ended December 31, 2006, 2005 and 2004, respectively	—	(75)	(90)

Comprehensive income (loss)	$6,312	$7,366	$(3,005)

The accompanying notes are an integral part of these statements.

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2006, 2005 and 2004
(In thousands, except per share data)

				Unrealized
				gains (losses)
				on securities
		Additional		designated		Total
	Common	paid-in	Retained	as available	Treasury	stockholders’
	stock	capital	earnings	for sale	stock	equity
Balance at January 1, 2004	$8,429	$55,132	$45,121	$206	$(16,345)	$92,543

Stock options exercised	53	499	—	—	—	552
Cash dividends declared — $.58 per share	—	—	(4,351)	—	—	(4,351)
Acquisition of London Financial	278	3,304	—	—	—	3,582
Net loss for the year ended December 31, 2004	—	—	(2,536)	—	—	(2,536)
Unrealized losses on securities designated as available for sale,
net of related tax benefits	—	—	—	(469)	—	(469)

Balance at December 31, 2004	8,760	58,935	38,234	(263)	(16,345)	89,321

Stock options exercised	70	632	—	—	—	702
Cash dividends declared — $.58 per share	—	—	(4,431)	—	—	(4,431)
Net earnings for the year ended December 31, 2005	—	—	8,766	—	—	8,766
Purchase of treasury shares	—	—	—	—	(2,195)	(2,195)
Unrealized losses on securities designated as available for sale, net of related tax benefits	—	—	—	(1,400)	—	(1,400)

Balance at December 31, 2005	8,830	59,567	42,569	(1,663)	(18,540)	90,763

Stock options exercised	2	18	—	—	—	20
Cash dividends declared — $.60 per share	—	—	(4,489)	—	—	(4,489)
FAS 123R	—	137	—	—	—	137
Net earnings for the year ended December 31, 2006	—	—	5,874	—	—	5,874
Purchase of treasury shares	—	—	—	—	(1,651)	(1,651)
Unrealized losses on securities designated as available for sale, net of related tax benefits	—	—	—	438	—	438

Balance at December 31, 2006	$8,832	$59,722	43,954	$(1,225)	$(20,191)	$91,092

The accompanying notes are an integral part of these statements.

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net earnings (loss) for the year	$5,874	$8,766	$(2,536)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities — net	188	466	980
Amortization of mortgage servicing rights — net	1,252	972	1,184
Depreciation and amortization	1,247	1,198	1,450
Amortization of purchase accounting adjustments – net	89	89	89
Stock option expense (FAS123R)	137	—	—
Provision for losses on loans	1,440	1,480	1,620
Provision for losses on real estate acquired through foreclosure	99	95	113
Amortization of deferred loan origination fees	176	96	(57)
(Gain) loss on sale of real estate acquired through foreclosure	72	23	(347)
Gain on sale of investment and mortgage-backed securities transactions	—	(113)	(135)
Gain on sale of branch deposits, premises and equipment, net	(22)	(8)	(6,626)
Federal Home Loan Bank stock dividends	(1,610)	(1,315)	(1,032)
Net increase in cash surrender value of life insurance	(769)	(751)	(706)
Gain on sale of loans	(295)	(683)	(819)
Loans originated for sale in the secondary market	(52,641)	(68,844)	(115,266)
Proceeds from sale of mortgage loans in the secondary market	51,219	70,417	118,705
Tax benefits related to exercise of stock options	—	111	84
Increase (decrease) in cash, net of acquisitions, due to changes in:
Accrued interest receivable	(1,204)	(794)	59
Prepaid expenses and other assets	(181)	5,101	30
Accounts payable and other liabilities	435	(7)	554
Federal income taxes
Current	—	—	(3,722)
Deferred	684	176	(88)

Net cash provided by (used in) operating activities	6,190	16,475	(6,466)

Cash flows provided by (used in) investing activities:
Proceeds from maturities of investment securities	6,260	10,375	21,100
Proceeds from sale of investment securities designated as available for sale	—	302	1,638
Purchase of investment securities designated as available for sale	(13,914)	(36,094)	(15,997)
Purchase of investment securities designated as held to maturity	—	—	(2,991)
Proceeds from sale of mortgage-backed securities designated as available for sale	—	—	13,050
Purchase of mortgage-backed securities designated as available for sale	(1,967)	(3,349)	(43,301)
Purchase of mortgage-backed securities designated as held to maturity	—	—	—
Principal repayments on mortgage-backed securities	12,832	21,030	30,624
Loan disbursements	(230,127)	(331,469)	(221,268)
Purchases of loans	(3,698)	(11,141)	(27,301)
Principal repayments on loans	250,409	323,314	212,450
Loans transferred in sale of branch offices	—	—	42,634
Purchase of branch premises and equipment — net	(3,014)	(1,121)	(727)
Proceeds from sale of office premises and equipment	158	9	8,579
Proceeds from sale of real estate acquired through foreclosure	1,119	3,362	4,988
Additions to real estate acquired through foreclosure	(21)	(56)	(76)
Purchase of life insurance	—	—	(1,596)
Proceeds from redemption of life insurance	641	—	—
Purchase of London Financial Corporation, Inc., net	—	—	(1,701)

Net cash provided by (used in) investing activities	18,678	(24,838)	20,105

Net cash provided by (used in) operating and investing activities (balance carried forward)	24,868	(8,363)	13,639

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the years ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Net cash provided by (used in) operating and investing activities (balance brought forward)	$24,868	$(8,363)	$13,639
Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposits	24,540	(7,536)	14,929
Sale of branch deposits	—	—	(63,657)
Proceeds from Federal Home Loan Bank advances	55,500	56,500	189,650
Repayment of Federal Home Loan Bank advances	(104,569)	(57,453)	(161,075)
Net change in Repurchase Agreements	(1,015)	12,866	—
Dividends paid on common stock	(4,471)	(4,438)	(4,305)
Proceeds from exercise of stock options	20	591	468
Purchase of treasury shares	(1,651)	(2,195)	—
Decrease in advances by borrowers for taxes and insurance	235	219	(466)

Net cash used in financing activities	(31,411)	(1,446)	24,456

Net decrease in cash and cash equivalents	(6,543)	(9,809)	(10,817)

Cash and cash equivalents at beginning of year	33,085	42,894	53,711

Cash and cash equivalents at end of year	$26,542	$33,085	$42,894

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on deposits and borrowings	$32,473	$26,511	$27,673

Income taxes	$2,499	$(947)	$2,674

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$4,092	$3,725	$6,591

Issuance of mortgage loans upon sale of real estate acquired through foreclosure	$1,448	$1,137	$1,096

Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	$438	$(1,325)	$(469)

Recognition of mortgage servicing rights in accordance with SFAS No. 140	$1,252	$992	$1,586

Supplemental disclosure of noncash financing activities:
Dividends declared but unpaid	$1,120	$1,102	$1,109

Fair value of assets acquired in London Financial transaction	$—	$—	$54,441

Less fair value of liabilities assumed	$—	$—	$(50,371)

Goodwill assigned in acquisition	$—	$—	$4,070

The accompanying notes are an integral part of these statements.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Camco Financial Corporation (“Camco” or the “Corporation”) is a financial holding company whose business activities are limited primarily to holding the common stock of Advantage Bank (“Advantage” or the “Bank”) and Camco Title Agency (“Camco Title”). Advantage conducts a general banking business within Ohio, West Virginia and northern Kentucky which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. Advantage’s profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by Advantage can be significantly influenced by a number of factors, such as governmental monetary policy, that are outside of management’s control.
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
December 31, 2006, 2005 and 2004
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
Loans held for sale are carried at the lower of cost (less principal payments received) or fair value (market value), calculated on an aggregate basis. At December 31, 2006 and 2005, loans held for sale were carried at cost.
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
December 31, 2006, 2005 and 2004
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
The Corporation recorded amortization related to mortgage servicing rights totaling approximately $1.3 million, $972,000 and $1.2 million, for the years ended December 31, 2006, 2005 and 2004, respectively. The carrying value of the Corporation’s mortgage servicing rights, which approximated their fair value, totaled approximately $6.4 million and $7.0 million for the years ended December 31, 2006 and 2005, respectively.
At December 31, 2006 and 2005, the Bank was servicing mortgage loans of approximately $536.0 million and $559.0 million, respectively, that have been sold to the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and other investors.
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
December 31, 2006, 2005 and 2004
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
The Bank’s impaired loan information is as follows at December 31:

	2006	2005
	(In thousands)
Impaired loans with related allowance	$2,838	$4,427
Impaired loans with no related allowance	4,678	—

Total impaired loans	$7,516	$4,427

	2006	2005	2004
	(In thousands)
Allowance on impaired loans	$753	$596	$475

Average balance of impaired loans	$4,213	$2,770	$461
Interest income recognized on impaired loans	$192	$189	$100
The allowance for impaired loans is included in the Bank’s overall allowance for credit losses. The provision necessary to increase this allowance is included in the Bank’s overall provision for losses on loans.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004
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
Camco evaluated the unamortized goodwill balance during 2006, 2005 and 2004 in accordance with the provisions of SFAS No. 142 via independent third-party appraisal. The evaluations showed no indication of impairment.
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
December 31, 2006, 2005 and 2004
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

	2006	2005	2004
Weighted-average common shares outstanding (basic)	7,505,720	7,644,917	7,466,090
Dilutive effect of assumed exercise of stock options	2,286	3,789	N/A

Weighted-average common shares outstanding (diluted)	7,508,006	7,648,706	N/A

Options to purchase 287,752, 207,771 and 80,789 shares of common stock at respective weighted-average exercise prices of $15.52, $16.08 and $16.40 were outstanding at December 31, 2006, 2005 and 2004, respectively, but were excluded from the computation of diluted earnings per share for those years because the exercise price was greater than the average market price of the common shares.
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
December 31, 2006, 2005 and 2004
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

		2006	2005	2004
		(In thousands, except per share data)
Net earnings (loss)	As reported	$5,874	$8,766	$(2,536)
Add: Stock-based compensation, expense included
In reported income, net of tax		121	—	—
Deduct: Total Stock-based compensation expense
Determined under fair value based method
For awards, net of tax		(121)	(121)	(28)

	Pro-forma	$5,874	$8,645	$(2,564)

Earnings (loss) per share
Basic	As reported	$0.78	$1.15	$(.34)
Stock-based compensation, net of tax		—	(.02)	—

	Pro-forma	$0.78	$1.13	$(.34)

Diluted	As reported	0.78	1.15	N/A
Stock-based compensation, net of tax		—	(.02)	N/A

	Pro-forma	$0.78	$1.13	N/A

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
11. Stock Option Plans (continued)
The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during 2006, 2005 and 2004: dividend yield of 4.0%, 3.80% and 3.40%, respectively; expected volatility of 15.16%, 18.76%, and 21.44%, respectively; a risk-free interest rate of 4.57%, 4.22% and 4.11%, respectively; and an expected life of ten years for all grants.
A summary of the status of the Corporation’s stock option plans as of December 31, 2006, 2005 and 2004, and changes during the years ending on those dates is presented below:

	2006	2005		2004
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of year	224,636	$15.71	218,324	$12.91	257,072	$12.11
Granted	87,013	14.08	87,240	16.51	17,705	17.17
Exercised	(2,243)	8.92	(70,162)	8.43	(52,911)	8.83
Forfeited	(4,532)	15.23	(10,766)	12.85	(3,542)	15.03

Outstanding at end of year	304,874	$15.20	224,636	$15.71	218,324	$12.91

Options exercisable at year-end	222,333	$15.37	138,305	$15.22	175,542	$12.05

Weighted-average fair value of options granted during the year		$2.09		$2.89		$3.59

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     11. Stock Option Plans (continued)
     The following information applies to options outstanding at December 31, 2006:

Number outstanding	Range of exercise prices
3,012	$8.92 - 9.75
98,366	$11.36 - 14.16
203,496	$14.55 - 17.17

Weighted-average exercise price	$15.31
Weighted-average remaining contractual life	6.63 years
Aggregate intrinsic value	$18,000
The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was $11,000, $421,000, and $378,000, respectively.
As of December 31, 2006, there was $207,000 of total unrecognized compensation cost related to nonvested stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004
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
Loans Held for Sale: Fair value for loans held for sale is the contracted sales price of loans committed for delivery, which is determined on the date of sale commitment.
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
Cash surrender value of life insurance: The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value.
Deposits: The fair values of deposits with no stated maturity, such as money market demand deposits, savings and NOW accounts, are deemed to equal the amount payable on demand as of December 31, 2006 and 2005. The fair value of fixed-rate certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Repurchase Agreements: The fair value of repurchase agreements is based on the discounted value of contractual cash flows using rates currently offered for similar maturities.
Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
12. Fair Value of Financial Instruments (continued)
Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At December 31, 2006 and 2005, the fair value of loan commitments was not material.
Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

	December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Financial assets
Cash and cash equivalents	$26,542	$26,542	$33,085	$33,085
Investment securities available for sale	56,053	56,053	47,907	47,907
Investment securities held to maturity	710	736	919	947
Mortgage-backed securities available for sale	51,453	51,453	61,607	61,607
Mortgage-backed securities held to maturity	2,739	2,734	3,257	3,251
Loans held for sale	3,664	3,691	1,947	1,947
Loans receivable	824,578	832,813	846,763	846,711
Federal Home Loan Bank stock	28,722	28,722	27,112	27,112
Cash surrender value of life insurance	20,921	20,921	20,793	20,793

	$1,015,382	$1,023,665	$1,043,390	$1,043,360

Financial liabilities
Deposits	$684,782	$686,317	$660,242	$659,679
Advances from the Federal Home Loan Bank	245,288	244,403	294,357	295,392
Repurchase agreements	11,851	11,857	12,866	12,866
Advances by borrowers for taxes and insurance	3,484	3,484	3,249	3,249

	$945,405	$946,061	$970,714	$971,186

13. Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks and interest-bearing deposits in other financial institutions with original maturities of three months or less.
14. Advertising
Advertising costs are expensed when incurred.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
15. Effects of Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (the “FASB”) issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 123 which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement, SFAS No. 123 (R), requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award — the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.
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
Excess tax benefits, as defined by SFAS No. 123(R) will be recognized as an addition to additional paid in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in additional paid in capital to which it can be offset. The adoption of SFAS No. 123(R) did not have a material impact on the consolidated financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Corporation does not expect the implementation of SFAS 156 to have a material impact on its financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Corporation has not determined the impact the adoption of SFAS 157 will have on the financial statements.
In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods. The liability should be recognized based on the substantive agreement with the employee. This Issue is effective beginning January 1, 2008. The Issue can be applied as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or a change in accounting principle through retrospective application to all periods. The Corporation is in the process of evaluating the impact the adoption of Issue 06-4 will have on the financial statements.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004
NOTE B — INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at December 31, 2006 and 2005 are as follows:

	2006
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Held to maturity:
Municipal bonds	$710	$26	$—	$736
U.S. Government agency obligations	—	—	—	—
Total investment securities held to maturity	710	26	—	736

Available for sale:
U.S. Government agency obligations	55,962	2	386	55,578
Municipal bonds	291	—	—	291
Corporate equity securities	159	25	—	184

Total investment securities available for sale	56,412	27	386	56,053

Total investment securities	$57,122	$53	$386	56,789

	2005
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Held to maturity:
Municipal bonds	$919	$28	$—	$947
U.S. Government agency obligations	—	—	—	—

Total investment securities held to maturity	919	28	—	947

Available for sale:
U.S. Government agency obligations	47,993	—	619	47,374
Municipal bonds	346	2	—	348
Corporate equity securities	159	26	—	185

Total investment securities available for sale	48,498	28	619	47,907

Total investment securities	$49,417	$56	$619	$48,854

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004
NOTE B — INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (continued)
The amortized cost and estimated fair value of investment securities at December 31, 2006 (including securities designated as available for sale) by contractual term to maturity are shown below.

		Estimated
	Amortized	fair
	cost	value
	(In thousands)
Due in one year or less	$42,189	$41,871
Due after one year through five years	14,684	14,625
Due after five years through ten years	—	—
Due after ten years	90	109

Total investment securities	56,963	56,605

Corporate equity securities	159	184

Total	$57,122	$56,789

Proceeds from sales of investment securities during the years ended December 31, 2006, 2005 and 2004, totaled $0, $302,000 and $1.6 million respectively, resulting in gross realized gains of $0, $113,000 and $48,000 in those respective years.
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at December 31, 2006 and 2005, are as follows:

	2006
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Held to maturity:
FNMA	$1,380	$7	$1	$1,386
FHLMC	753	2	13	742
GNMA	335	3	1	337
Other	271	—	2	269

Total mortgage-backed securities held to maturity	2,739	12	17	2,734

Available for sale:
FNMA	29,207	21	914	28,314
FHLMC	18,453	—	503	17,950
GNMA	79	3	—	82
CMO	5,211	—	104	5,107

Total mortgage-backed securities available for sale	52,950	24	1,521	51,453

Total mortgage-backed securities	$55,689	$36	$1,538	$54,187

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004
NOTE B — INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (continued)

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

The amortized cost of mortgage-backed securities, including those designated as available for sale at December 31, 2006, by contractual terms to maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties.

		Estimated
	Amortized cost	fair value
	(In thousands)
Due within one year or less	$386	$383
Due after one year through five years	18,085	17,755
Due after five years through ten years	20,629	19,914
Due after ten years	16,589	16,135

	$55,689	$54,187

During the year ended December 31, 2004 the Bank sold mortgage-backed securities totaling $13.0 million resulting in gross realized gains of $87,000. The bank did not sell any mortgage-backed securities during the years ended December 31, 2006 and 2005.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004
NOTE B — INVESTMENT AND MORTGAGE-BACKED SECURITIES (continued)
The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005, are as follows:

	2006
	Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses
	(In thousands)
Description of securities

Mortgage-backed securities:
Held to maturity	$290	$—	$997	$17
Available for sale	42	—	43,524	1,417

U.S. Government agency:
Available for sale	9,957	15	43,623	371

Municipal bonds:
Held to maturity	141	—	—	—
Available for sale	—	—	80	—

CMO:
Held to maturity	3	—	—	—
Available for sale	—	—	5,106	104

Total temporarily impaired securities	$10,433	$15	$93,330	$1,909

Management has the intent and ability to hold these securities for the foreseeable future and the decline in the fair value is primarily due to an increase in market interest rates. The fair values are expected to recover as securities approach maturity dates.

	2005
	Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses
	(In thousands)
Description of securities

Mortgage-backed securities:
Held to maturity	$1,101	$14	$516	$11
Available for sale	20,783	427	40,642	1,507

U.S. Government agency:
Available for sale	37,646	346	9,727	273
Treasury:
Available for sale	135	1	—	—

Total temporarily impaired securities	$59,665	$788	$50,885	$1,791

At December 31, 2006, $90.8 million was pledged in accordance with federal and state requirements to secure deposits and repurchase agreements.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004
NOTE C — LOANS RECEIVABLE
Loans receivable at December 31 consist of the following:

	2006	2005
	(In thousands)
Conventional real estate loans:
Existing residential properties	$474,109	$474,401
Multi-family	43,392	51,475
Nonresidential real estate	100,189	105,380
Construction	42,654	64,601
Commercial	22,772	20,958
Home equity lines of credit	116,436	108,086
Consumer, education and other loans	25,754	22,114

Total	825,306	847,015

Increase (decrease) due to:
Unamortized yield adjustments	(8)	(266)
Capitalized mortgage servicing rights	6,424	6,973
Allowance for loan losses	(7,144)	(6,959)

Loans receivable — net	$824,578	$846,763

As depicted above, the Corporation’s lending efforts have historically focused on loans secured by existing residential properties, which comprise approximately $474.1 million, or 57.5%, of the total loan portfolio at December 31, 2006 and approximately $474.4 million, or 56.0%, of the total loan portfolio at December 31, 2005. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Corporation with adequate collateral coverage in the event of default. Nevertheless, the Corporation, as with any lending institution, is subject to the risk that residential real estate values could deteriorate in its primary lending areas within Ohio, West Virginia, and northern Kentucky, thereby impairing collateral values. However, management believes that residential real estate values in the Corporation’s primary lending areas are presently stable.
The Bank, in the ordinary course of business, has granted loans to certain of its directors, executive officers, and their related interests. Such loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans totaled approximately $924,000 and $980,000 at December 31, 2006 and 2005, respectively. During 2006, $143,000 of new loans were made and repayments totaled $36,000. In 2006, the related party loans decreased by $163,000 due to a director’s retirement.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004
NOTE D — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

	2006	2005	2004
	(In thousands)
Balance at beginning of year	$6,959	$6,476	$5,641
Provision for losses on loans	1,440	1,480	1,620
Charge-offs of loans	(1,439)	(1,280)	(1,597)
Recoveries	184	283	189
Allowance resulting from acquisition of London Financial	—	—	623

Balance at end of year	$7,144	$6,959	$6,476

Nonaccrual and nonperforming loans totaled approximately $17.7 million, $13.9 million and $9.8 million at December 31, 2006, 2005 and 2004, respectively. Interest income that would have been recognized had such nonaccrual loans performed pursuant to contractual terms totaled approximately $865,000, $685,000 and $573,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
NOTE E — OFFICE PREMISES AND EQUIPMENT
Office premises and equipment at December 31, is summarized as follows:

	2006	2005
	(In thousands)
Land	$2,120	$2,120
Buildings and improvements	13,140	12,639
Furniture, fixtures and equipment	9,434	9,953

	24,694	24,712
Less accumulated depreciation and amortization	11,494	13,143

	$13,200	$11,569

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004
NOTE F — DEPOSITS
Deposit balances by type and weighted-average interest rate at December 31, 2006 and 2005, are summarized as follows:

	2006		2005
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest-bearing checking accounts	$31,706	—%	$32,127	—%
NOW accounts	94,722	1.36	117,430	0.87
Money market demand accounts	89,383	3.59	58,995	2.07
Passbook and statement savings accounts	47,997	0.26	61,356	0.25
Certificates of deposit	420,974	4.62	390,334	3.71

Total deposits	$684,782	3.52%	$660,242	2.55%

At December 31, 2006 and 2005, the Corporation had certificate of deposit accounts with balances in excess of $100,000 totaling $101.1 million and $98.6 million, respectively.
The contractual maturities of outstanding certificates of deposit are summarized as follows at December 31:

2006
Year ending December 31:	(In thousands)
2007	$289,030
2008	92,984
2009	30,142
2010	5,096
2011	2,860
Thereafter	862

Total certificate of deposit accounts	$420,974

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004
NOTE G — ADVANCES FROM THE FEDERAL HOME LOAN BANK
Advances from the Federal Home Loan Bank, collateralized at December 31, 2006, by a blanket agreement using 100% of the Bank’s one- to four- family and multi-family mortgage portfolios and the Bank’s investment in Federal Home Loan Bank stock, are summarized as follows:

Maturing year
Ending December 31,	Interest rate range	2006	2005
	(Dollars in thousands)
2006	1.94%-7.00%	$—	$93,569
2007	2.44%-7.00%	94,924	45,424
2008	2.90%-7.00%	45,233	42,233
2009	2.78%-7.00%	41,840	34,839
2010	3.01%-7.00%	10,357	10,357
2011	3.25%-7.00%	3,330	7,330
Thereafter	2.66%-7.00%	49,604	60,605

		$245,288	$294,357

Weighted-average interest rate		4.28%	3.94%

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004
NOTE H — FEDERAL INCOME TAXES (CREDITS)
A reconciliation of the rate of taxes (benefits) which are payable (refundable) at the federal statutory rate are summarized as follows:

	2006	2005	2004
	(In thousands)
Federal income taxes (benefits) computed at the expected statutory rate	$2,924	$4,389	$(1,427)
Increase (decrease) in taxes resulting from:
Nontaxable dividend and interest income	(17)	(25)	(28)
Increase in cash surrender value of life insurance – net	(304)	(255)	(240)
Other	124	32	35

Federal income tax provision (credits) per consolidated financial statements	$2,727	$4,141	$(1,660)

     The components of the Corporation’s net deferred tax liability at December 31 is as follows:

Taxes (payable) refundable on temporary
differences at statutory rate:	2006	2005
	(In thousands)
Deferred tax liabilities:
FHLB stock dividends	$(4,621)	$(4,073)
Mortgage servicing rights	(2,184)	(2,371)
Book versus tax depreciation	(1,031)	(1,013)
Original issue discount	(678)	(531)
Purchase price adjustments	(173)	(162)
Other liabilities, net	(9)	(4)

Total deferred tax liabilities	(8,696)	(8,154)

Deferred tax assets:
General loan loss allowance	2,429	2,366
Deferred income	358	378
Deferred compensation	1,007	778
Deferred loan fees	5	309
Other assets	17	127
Unrealized losses on securities designated as available for sale	631	857

Total deferred tax assets	4,447	4,815

Net deferred tax liability	$(4,249)	$(3,339)

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004
NOTE H — FEDERAL INCOME TAXES (CREDITS) (continued)
For years prior to 1996, the Bank was allowed a special bad debt deduction generally limited to 8% of otherwise taxable income, subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than for bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The percentage of earnings bad debt deduction had accumulated to approximately $12.1 million as of December 31, 2006. The amount of the unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $4.1 million at December 31, 2006.
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
At December 31, 2006, the Bank had outstanding commitments to originate fixed-rate loans of approximately $10.3 million and adjustable-rate loans of approximately $40.7 million. Additionally, the Bank had unused lines of credit under home equity and other loans of $78.1 million at December 31, 2006, and stand-by letters of credit of $906,000. Management believes that all loan commitments are able to be funded through cash flow from operations and existing liquidity. Fees received in connection with these commitments have not been recognized in earnings.
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
December 31, 2006, 2005 and 2004
NOTE I — COMMITMENTS (continued)
The Corporation has entered into lease agreements for office premises and equipment under operating leases which expire at various dates through the year ended December 31, 2017. The following table summarizes minimum payments due under lease agreements by year:

Year ending
December 31,	(In thousands)
2007	$337
2008	284
2009	253
2010	239
2011	168
2012 and thereafter	576

$1,857

Rental expense under operating leases totaled approximately $346,000, $274,000 and $259,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
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
December 31, 2006, 2005 and 2004
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
During 2006, management was notified by the FDIC that Advantage was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” Camco and Advantage must maintain minimum capital ratios as set forth in the table that follows.
As of December 31, 2006, management believes that the Corporation met all capital adequacy requirements to which it was subject.

Camco:	At December 31, 2006
					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$92,135	12.46%	≥$59,135	≥8.0%	N/A	N/A

Tier I capital (to risk-weighted assets)	$84,991	11.50%	≥$29,568	≥4.0%	N/A	N/A

Tier I leverage	$84,991	8.22%	≥$41,351	≥4.0%	N/A	N/A

Advantage:	As of December 31, 2006
					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$84,859	11.48%	≥$59,130	≥8.0%	≥$73,913	≥10.0%

Tier I capital (to risk-weighted assets)	$77,715	10.51%	≥$29,577	≥4.0%	≥$44,347	≥ 6.0%

Tier I leverage	$77,715	7.52%	≥$41,351	≥4.0%	≥$51,689	≥ 5.0%

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004
NOTE J — REGULATORY CAPITAL (continued)

Camco:	As of December 31, 2005
					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$92,005	12.39%	≥$59,391	≥8.0%	N/A	N/A

Tier I capital (to risk-weighted assets)	$85,046	11.46%	≥$29,696	≥4.0%	N/A	N/A

Tier I leverage	$85,046	8.00%	≥$42,549	≥4.0%	N/A	N/A

Advantage:	As of December 31, 2005
					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$83,052	11.21%	≥$59,280	≥8.0%	≥$74,100	≥10.0%

Tier I capital (to risk-weighted assets)	$76,093	10.27%	≥$29,640	≥4.0%	≥$44,460	≥ 6.0%

Tier I leverage	$76,093	7.23%	≥$42,126	≥4.0%	≥$52,657	≥ 5.0%
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
NOTE K — BENEFIT PLANS
The Corporation has a non-contributory retirement plan which provides benefits to certain key officers. The Corporation’s future obligations under the plan have been provided for via the purchase of single premium key man life insurance of which the Corporation is the beneficiary. The Corporation recorded expense related to the plan totaling approximately $356,000, $320,000 and $327,000 during the years ended December 31, 2006, 2005 and 2004, respectively.
The Corporation also has a 401(k) Salary Savings Plan covering substantially all employees. Contributions by the employees are voluntary and are subject to matching contributions by the employer under a fixed percentage, which may be increased at the discretion of the Board of Directors. Total expense under this plan was $293,000, $298,000 and $307,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004
NOTE L — CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION
The following condensed financial statements summarize the financial position of the Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years ended December 31, 2006, 2005 and 2004:
CAMCO FINANCIAL CORPORATION
STATEMENTS OF FINANCIAL CONDITION
December 31,
(In thousands)

	2006	2005
ASSETS

Cash in Advantage	$123	$99
Interest-bearing deposits in other financial institutions	5,172	7,010
Investment securities designated as available for sale	184	185
Investment in Advantage	83,799	81,792
Investment in Camco Title	1,056	909
Office premises and equipment — net	1,248	1,285
Cash surrender value of life insurance	1,136	1,225
Prepaid expenses and other assets	281	160
Deferred federal income tax assets	—	54

Total assets	$92,999	$92,719

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and other accrued liabilities	$381	$413
Dividends payable	1,120	1,102
Accrued federal income taxes	406	441
Deferred federal income taxes	—	—

Total liabilities	1,907	1,956

Stockholders’ equity
Common stock	8,832	8,830
Additional paid-in capital	59,722	59,567
Retained earnings	43,954	42,569
Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	(1,225)	(1,663)
Treasury stock, at cost	(20,191)	(18,540)

Total stockholders’ equity	91,092	90,763

Total liabilities and stockholders’ equity	$92,999	$92,719

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004
NOTE L — CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION (continued)
CAMCO FINANCIAL CORPORATION
STATEMENTS OF OPERATIONS
Year ended December 31,
(In thousands)

	2006	2005	2004
Income
Dividends from Advantage	$4,800	$7,000	$3,500
Dividends from Camco Title	—	250	—
Interest and other income	366	239	171
Gain on sale of investments	—	113	45
Gain on sale of fixed assets	7	—	—
(Excess distributions from)undistributed earnings of Advantage	1,568	2,145	(5,595)
(Excess distribution from) undistributed earnings of Camco Title	148	(61)	165

Total income (loss)	6,889	9,686	(1,714)
General, administrative and other expense	1,357	1,233	1,152

Earnings (loss) before federal income tax credits	5,532	8,453	(2,866)
Federal income tax credits	(342)	(313)	(330)

Net earnings (loss)	$5,874	$8,766	$(2,536)

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004
NOTE L — CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION (continued)
CAMCO FINANCIAL CORPORATION
STATEMENTS OF CASH FLOWS
Year ended December 31,
(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net earnings (loss) for the year	$5,874	$8,766	$(2,536)
Adjustments to reconcile net earnings (loss) to net cash flows provided by (used in) operating activities:
(Undistributed earnings) distributions in excess of earnings of Advantage	(1,568)	(2,145)	5,595
Excess distribution from (undistributed net earnings of) Camco Title	(148)	61	(165)
Gain on sale of office premises and equipment	(7)	—	—
Gain on sale of investments	—	(113)	(45)
Depreciation and amortization	49	53	51
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	17	5	(60)
Accounts payable and other liabilities	(32)	9	46
Accrued federal income taxes	(35)	(70)	211
Deferred federal income taxes	54	92	(115)
Tax benefits related to exercise of stock options	—	111	84

Net cash provided by operating activities	4,204	6,769	3,066

Cash flows from investing activities:
Purchase of investment securities	—	(100)	—
Proceeds from redemption of available for sale securities	—	302	127
Net increase in cash surrender value of life insurance	(37)	(38)	(39)
Purchase of office premises and equipment	(29)	—	(3)
Proceeds from sale of office premises and equipment	24	—	—
Proceeds from redemption of life insurance	126	—	—
(Increase) decrease in interest-bearing deposits in other financial institutions	1,838	(1,015)	5,320
Purchase of London Financial – net	—	—	(4,717)

Net cash provided by (used in) investing activities	1,922	(851)	688

Cash flows from financing activities:
Proceeds from exercise of stock options	20	591	468
Dividends paid	(4,471)	(4,438)	(4,305)
Purchase of treasury shares	(1,651)	(2,195)	—

Net cash used in financing activities	(6,102)	(6,042)	(3,837)

Net increase (decrease) in cash and cash equivalents	24	(124)	(83)

Cash and cash equivalents at beginning of year	99	223	306

Cash and cash equivalents at end of year	$123	$99	$223

Ohio statutes impose certain limitations on the payment of dividends and other capital distributions by banks. Generally, absent approval of the Superintendent of Banks, such statutes limit dividend and capital distributions to earnings of the current and two preceding years.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2006, 2005 and 2004
NOTE N — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following table summarizes the Corporation’s quarterly results for the years ended December 31, 2006 and 2005.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2006:	(In thousands, except per share data)
Total interest income	$16,174	$15,900	$15,463	$15,152
Total interest expense	8,742	8,648	8,008	7,373

Net interest income	7,432	7,252	7,455	7,779
Provision for losses on loans	360	360	360	360
Other income	1,016	1,246	1,465	1,306
General, administrative and other expense	6,295	6,410	5,943	6,262

Earnings before income taxes	1,793	1,728	2,617	2,463
Federal income taxes	533	608	802	784

Net earnings	$1,260	$1,120	$1,815	$1,679

Earnings per share:
Basic	$0.17	$0.15	$0.24	$0.22

Diluted	$0.17	$0.15	$0.24	$0.22

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2005:	(In thousands, except per share data)
Total interest income	$15,157	$14,455	$13,961	$13,505
Total interest expense	7,058	6,902	6,432	6,137

Net interest income	8,099	7,553	7,529	7,368
Provision for losses on loans	520	360	360	240
Other income	1,709	1,543	1,634	1,706
General, administrative and other expense	5,644	5,735	5,810	5,565

Earnings (loss) before income taxes (credits)	3,644	3,001	2,993	3,269
Federal income taxes (credits)	1,174	963	953	1,051

Net earnings (loss)	$2,470	$2,038	$2,040	$2,218

Earnings (loss) per share:
Basic	$0.32	$0.27	$0.27	$0.29

Diluted	$0.32	$0.27	$0.27	$0.29

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
Item 9A. Controls and Procedures.
     (a) Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures are effective.
     (b) Changes in internal control over financial reporting. There were no changes in Camco’s internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
     See Management’s Report on Internal Control over Financial Reporting on page 38. See Plante Moran PLLC Attestation included in the Report of Independent Registered Public Accounting Firm on page 39.
Item 9B. Other Information.
     Not applicable
PART III
Item 10. Directors,  Executive Officers and Corporate Governance of the Registrant.
     The information contained under the captions “Election of Directors,” “Incumbent Directors,” “Executive Officers,” “Board Meetings, Committees and Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed by Camco on or about March 20, 2007 (the “Proxy Statement”) is incorporated herein by reference.
     Camco has adopted a Code of Ethics that applies to all directors and employees. The Code of Ethics is posted on Camco’s website at www.advantagebank.com/site/charters&policies.html
Item 11. Executive Compensation.
     The information contained in the Proxy Statement under the caption, ”Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Executive Officers” is incorporated herein by reference.

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
     The following table shows, as of December 31, 2006, the number of common shares issuable upon the exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Plans, excluding shares issuable upon exercise of outstanding stock options.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities		equity compensation
	to be issued upon	Weighted-average	plans (excluding
	exercise of	exercise price of	securities
Plan Category	outstanding options	outstanding options	reflected in column (a))
Equity compensation plans approved by security holders	222,333	$15.37	247,810
Item 13. Certain Relationships and Related Transactions, and Director Independence.
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
Item 14. Principal Accountant Fees and Services.
     The information contained in the Proxy Statement under the captions “Audit Committee Report” and “Audit Fees” is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

Exhibits.

3(i)	Certificate of Incorporation

3(ii)	Bylaws

10(i)	Employment Agreement between Camco and Richard C. Baylor

10(ii)	Line of Credit Agreement with Key Bank

10(iii)	Form of 2002 Salary Continuation Agreement

10(iv)	Form of 1996 Salary Continuation Agreement

10(v)	Form of Executive Deferred Compensation Agreement

10(vi)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan

10(vii)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan

10(viii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan

10(ix)	Camco Financial Corporation 2002 Equity Incentive Plan

10(x)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan

10(xi)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan

10(xii)	Camco Financial Corporation 1995 Stock Option and Incentive Plan

10(xiii)	Westwood Homestead Financial Corporation 1997 Stock Option Plan

10(xiv)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan

10(xv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan

10(xvi)	Summary of Bonus Plan

10(xvii)	Change of Control Agreement including Attachment A listing participants

21	Subsidiaries of Camco

23(i)	Consent of Plante Moran PLLC regarding Camco’s Consolidated Financial Statements and Form S-8

23(ii)	Consent of Grant Thornton LLP regarding Camco’s Consolidated Financial Statements and Form S-8 for the year ending December 31, 2004

31(i)	Certification of Chief Executive Officer

31(ii)	Certification of Chief Financial Officer

32(i)	Certification of Chief Executive Officer

32(ii)	Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Camco Financial Corporation
By	/s/ Richard C. Baylor
Richard C. Baylor,
Chairman, President, Chief Executive Officer and a Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Jeffrey T. Tucker	By	/s/ Robert C. Dix, Jr.
	Jeffrey T. Tucker,		Robert C. Dix, Jr.,
	Director		Director

Date: February 27, 2007		Date: February 27, 2007

By		By	/s/ Paul D. Leake
	Carson K. Miller		Paul D. Leake,
	Director		Director

Date: February 27, 2007		Date: February 27, 2007

By	/s/ Edward D. Goodyear	By	/s/ Terry A. Feick
	Edward D. Goodyear,		Terry A. Feick,
	Director		Director

Date: February 27, 2007		Date: February 27, 2007

By	/s/ J. Timothy Young	By	/s/ Susan J. Insley
	J. Timothy Young		Susan J. Insley,
	Director		Director

Date: February 27, 2007		Date: February 27, 2007

By	/s/ Mark A. Severson	By	/s/ Douglas F Mock
	Mark A. Severson,		Douglas F. Mock,
	Chief Financial Officer		Director

Date: February 27, 2007		Date: February 27, 2007

INDEX TO EXHIBITS

ITEM	DESCRIPTION
Exhibit 3(i)	Third Restated Certificate of Incorporation of Camco Financial Corporation, as amended	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Film no. 585779 (“1999 Form 10-K”), Exhibit 3(i)

Exhibit 3(ii)	2003 Amended and Restated By-Laws of Camco Financial Corporation

Exhibit 10(i)	Employment Agreement dated January 1, 2001, by and between Camco Financial Corporation and Richard C. Baylor	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Exhibit 10(i)

Exhibit 10(ii)	Line of Credit Agreement with Key Bank	Incorporated by reference to Camco’s form 10-Q for the quarters ended 9/30/06, Exhibit 10.(i)

Exhibit 10(iii)	Form of 2002 Salary Continuation Agreement, including individualized Schedule A’s for each participant	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (“2003 Form 10-K”), Exhibit 10(iv)

Exhibit 10(iv)	Form of 1996 Salary Continuation Agreement, including Schedule A’s for D. Edward Rugg and Edward A. Wright	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(iv)

Exhibit 10(v)	Form of Executive Deferred Compensation Agreement	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(vi)

Exhibit 10(vi)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90142, Exhibit 4.01

Exhibit 10(vii)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(vii)

Exhibit 10(viii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(viii)

Exhibit 10(ix)	Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90152, Exhibit 4.01

Exhibit 10(x)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan	Incorporated by reference to Camco’s Form 8K filed on February 2, 2005, film no. 05570393 (“2005 8-K”), Exhibit 10.5

Exhibit 10(xi)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(xi)

ITEM	DESCRIPTION
Exhibit 10(xii)	Camco Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90166, Exhibit 4.01

Exhibit 10(xiii)	Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to Camco’s Form S-8 filed on January 5, 2000, File Number 333-94113, Exhibit 4.01

Exhibit 10(xiv)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8K, Exhibit 10.4

Exhibit 10(xv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8K, Exhibit 10.3

Exhibit 10(xvi)	Summary of Cash Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the Fiscal year ended 12/31/05, Exhibit 10(xvi)

Exhibit 10(xvii)	Change of Control Agreement including Attachment A listing participants	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended 12/31/05, Exhibit 10(xvii)

Exhibit 21	Subsidiaries of Camco	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 21

Exhibit 23	Consent of Plante Moran PLLC regarding Camco’s Consolidated Financial Statements and Form S-8

Exhibit 23(i)	Consent of Grant Thornton LLP Regarding Camco’s Consolidated Financial Statements and Form S-8 for the year ended December 31, 2004

Exhibit 31(i)	Section 302 Certification by Chief Executive Officer

Exhibit 31(ii)	Section 302 Certification by Chief Financial Officer

Exhibit 32(i)	Section 1350 Certification by Chief Executive Officer

Exhibit 32(ii)	Section 1350 Certification by Chief Financial Officer