Form 10-Q
period 2007-03-31
CAMCO FINANCIAL CORP
filed 2007-05-07
CIK 16614

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
As of May 3, 2007, the latest practicable date, 7,419,546 shares of the registrant’s common stock, $1.00 par value, were issued and outstanding.

Camco Financial Corporation

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and due from banks	$15,094	$13,869
Interest-bearing deposits in other financial institutions	9,005	12,673

Cash and cash equivalents	24,099	26,542

Investment securities available for sale — at market	56,214	56,053
Investment securities held to maturity — at cost, approximate fair value of $734 and $736 as of March 31, 2007 and December 31, 2006, respectively	709	710
Mortgage-backed securities available for sale — at market	49,026	51,453
Mortgage-backed securities held to maturity — at cost, approximate fair value of $2,620 and $2,734 as of March 31, 2007 and December 31, 2006, respectively	2,653	2,739
Loans held for sale — at lower of cost or market	3,415	3,664
Loans receivable — net	831,511	824,578
Office premises and equipment — net	13,149	13,200
Real estate acquired through foreclosure	3,380	3,956
Federal Home Loan Bank stock — at cost	28,722	28,722
Accrued interest receivable	6,135	6,502
Prepaid expenses and other assets	1,984	1,537
Cash surrender value of life insurance	21,113	20,921
Goodwill	6,683	6,683
Prepaid federal income taxes	597	956

Total assets	$1,049,390	$1,048,216

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$685,341	$684,782
Advances from the Federal Home Loan Bank and other borrowings	258,285	257,139
Advances by borrowers for taxes and insurance	2,794	3,484
Accounts payable and accrued liabilities	5,906	6,350
Dividends payable	1,114	1,120

Deferred federal income taxes, net	4,719	4,249
Total liabilities	$958,159	957,124

Commitments	—	—

Stockholders’ equity
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 14,900,000 shares; 8,832,082 issued at March 31, 2007 and December 31, 2006	8,832	8,832
Additional paid-in capital	59,745	59,722
Retained earnings — substantially restricted	44,344	43,954
Accumulated other comprehensive loss — unrealized losses on securities designated as available for sale, net of related tax effects	(962)	(1,225)
Less 1,412,535 and 1,369,025 shares of treasury stock at March 31, 2007 and December 31, 2006, respectively — at cost	(20,728)	(20,191)

Total stockholders’ equity	91,231	91,092

Total liabilities and stockholders’ equity	$1,049,390	$1,048,216

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended March 31,
(In thousands, except per share data)

	2007	2006
Interest income Loans	$14,151	$13,249
Mortgage-backed securities	560	633
Investment securities	640	480
Interest-bearing deposits and other	838	790

Total interest income	16,189	15,152

Interest expense
Deposits	6,004	4,424
Borrowings	2,798	2,949

Total interest expense	8,802	7,373

Net interest income	7,387	7,779

Provision for losses on loans	195	360

Net interest income after provision for losses on loans	7,192	7,419

Other income
Late charges, rent and other	776	462
Loan servicing fees	352	360
Service charges and other fees on deposits	380	352
Gain on sale of loans	86	99
Decrease in mortgage servicing rights — net	(53)	(22)
Gain on sale of real estate acquired through foreclosure	17	55
Gain on sale of mortgage-backed securities and fixed assets	10	—

Total other income	1,568	1,306

General, administrative and other expense
Employee compensation and benefits	3,825	3,736
Deferred loan origination costs	(480)	(487)
Occupancy and equipment	869	780
Data processing	285	393
Advertising	322	303
Franchise taxes	268	246
Other operating	1,474	1,291

Total general, administrative and other expense	6,563	6,262

Earnings before federal income taxes	2,197	2,463

Federal income taxes	693	784

NET EARNINGS	$1,504	$1,679

EARNINGS PER SHARE
Basic	$.20	$.22

Diluted	$.20	$.22

Dividends declared per share	$.15	$.15

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31,
(In thousands)

	2007	2006
Net earnings	$1,504	$1,679

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities during the period, net of tax effects (benefits) of $135 and $(268) in 2007 and 2006, respectively	263	(520)

Comprehensive income	$1,767	$1,159

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
(In thousands)

	2007	2006
Cash flows from operating activities:
Net earnings for the period	$1,504	$1,679
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees	3	56
Amortization of premiums and discounts on investment and mortgage-backed securities — net	27	76
Amortization of mortgage servicing rights — net	163	191
Depreciation and amortization	568	294
Accretion of loan purchase accounting adjustments, net	—	(22)
Provision for losses on loans	195	360
Stock option expense	23	35
Gain on sale of real estate acquired through foreclosure	(17)	(55)
Federal Home Loan Bank stock dividends	—	(384)
Gain on sale of loans	(86)	(99)
Loans originated for sale in the secondary market	(7,840)	(13,140)
Proceeds from sale of loans in the secondary market	8,175	11,861
Net increase in cash surrender value of life insurance	(192)	(188)

Increase (decrease) in cash due to changes in:
Accrued interest receivable	367	78
Prepaid expenses and other assets	(447)	(623)
Accrued interest and other liabilities	(859)	(366)
Federal income taxes
Current	359	793
Deferred	335	(9)

Net cash provided by (used in) operating activities	2,278	537

Cash flows provided by (used in) investing activities:
Proceeds from maturities and calls of investment securities	5,000	—
Principal repayments on mortgage-backed securities	2,724	3,367
Purchases of investment securities designated as available for sale	(5,000)	—
Loan principal repayments	71,101	74,282
Additions to real estate acquired through foreclosure	—	(20)
Loan disbursements	(75,425)	(67,061)
Purchases of loans	(2,164)	(637)
Additions to office premises and equipment	(517)	(538)
Proceeds from sale of real estate acquired through foreclosure	202	509

Net cash provided by (used in) investing activities	(4,079)	9,902

Net cash (used in) provided by operating and investing activities balance carried forward	(1,801)	10,439

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the three months ended March 31,
(In thousands)

	2007	2006
Net cash provided by (used in) operating and investing activities (balance brought forward)	$(1,801)	$10,439

Cash flows provided by (used in) financing activities:
Net increase in deposits	559	16,134
Proceeds from Federal Home Loan Bank advances	26,403	7,000
Repayment of Federal Home Loan Bank advances	(25,257)	(33,943)
Dividends paid on common stock	(1,120)	(1,100)
Purchase of treasury shares	(537)	(597)
Decrease in advances by borrowers for taxes and insurance	(690)	(1,157)

Net cash used in financing activities	(642)	(13,663)

Decrease in cash and cash equivalents	(2,443)	(3,224)

Cash and cash equivalents at beginning of period	26,542	33,085

Cash and cash equivalents at end of period	$24,099	$29,861

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$8,749	$7,304

Cash paid for taxes	—	—

Supplemental disclosure of noncash investing activities:

Recognition of mortgage servicing rights in accordance with SFAS No. 140	$110	$169

Transfers from loans to real estate acquired through foreclosure	$944	$205

Dividends declared but unpaid	$1,114	$1,131

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three-month periods ended March 31, 2007 and 2006
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2006. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three month period ended March 31, 2007, are not necessarily indicative of the results which may be expected for the entire year.

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
For the three-month periods ended March 31, 2007 and 2006
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

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on management’s current judgement about the credit quality of the loan portfolio. While the Corporation strives to reflect all known risk factors in its evaluations, there can be no assurance that increased provisions will not be necessary in future periods, which could adversely affect Camco’s results of operations.

Mortgage Servicing Rights

To determine the fair value of its mortgage servicing rights (“MSRs”) each reporting quarter, the Corporation uses a third party provider. Camco transmits information representing individual loan information in each pooling period accompanied by escrow amounts to the third party which then evaluates the possible impairment of MSRs as described below.

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
For the three-month periods ended March 31, 2007 and 2006
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

The test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying value including goodwill. The value is determined assuming a freely negotiated transaction between a willing buyer and a willing seller, neither being under any compulsion to buy or sell and both having reasonable knowledge of relevant facts. Accordingly, to derive the fair value of the reporting unit, the following common approaches to valuing business combination transactions involving financial institutions are utilized by a third party selected by Camco: (1) the comparable transactions approach — specifically based on earnings, book, assets and deposit premium multiples received in recent sales of comparable thrift franchises; and (2) the discounted cash flow approach. The application of the valuation techniques takes into account the reporting unit’s operating history, the current market environment and future prospects. As of the most recent quarter, the only reporting unit carrying goodwill is the Bank.

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

After each testing period, the third party compiles a summary of the test that is then provided to the Audit and Risk Management Committee and management for review.

Summary

Management believes the accounting estimates related to the allowance for loan losses, the capitalization, amortization, and valuation of mortgage servicing rights and the goodwill impairment test are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period because they require management to make assumptions concerning the changes in the types and volumes of the portfolios, rates of future prepayments, and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on Camco’s assets reported on the balance sheet as well as its net earnings. Management has discussed the development and selection of these critical accounting estimates with the Enterprise Risk and Audit Committee of the Board of Directors and the Audit and Risk Management Committee has reviewed Camco’s disclosures relating to such matters in the quarterly Management’s Discussion and Analysis.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three-month periods ended March 31, 2007 and 2006
4.	Earnings Per Share

Basic earnings per common share are computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation’s stock option plans. The computations are as follows:

	For the three months ended
	March 31,
	2007	2006
Weighted-average common shares outstanding (basic)	7,457,583	7,563,452
Dilutive effect of assumed exercise of stock options	1,348	3,718

Weighted-average common shares outstanding (diluted)	7,458,931	7,567,170

Anti-dilutive options to purchase 293,351 and 232,364 shares of common stock with respective weighted-average exercise prices of $15.45 and $15.87 were outstanding at March 31, 2007 and 2006, respectively, but were excluded from the computation of common share equivalents for those respective periods because the exercise prices were greater than the average market price of the common shares.

5.	Stock Option Plans

Effective January 1, 2006, the Corporation adopted SFAS No. 123R, “Accounting for Stock-Based Compensation,” which contains a fair-value based method for valuing stock-based compensation that measures compensation cost at the grant date based on the fair value of the award.

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during 2007 and 2006: dividend yield of 4.8% and 4.0%, respectively; expected volatility of 11.98% and 15.16% respectively; a risk-free interest rate of 4.81% and 4.57% respectively, and an expected life of ten years for all grants.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three-month periods ended March 31, 2007 and 2006
5.	Stock Option Plans (continued)

A summary of the status of the Corporation’s stock option plans as of March 31, 2007 and December 31, 2006, and changes during the periods ending on those dates is presented below:

		Three months ended		Year ended
		March 31,		December 31,
		2007		2006
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of period	304,874	$15.20	224,636	$15.71
Granted	21,920	12.35	87,013	14.08
Exercised	—	—	(2,243)	8.92
Forfeited	(3,011)	14.59	(4,532)	15.23

Outstanding at end of period	323,783	$15.11	304,874	$15.20

Options exercisable at period end	260,012	$15.20	222,333	$15.37

Weighted-average fair value of options granted during the year		$1.19		$2.09

The following information applies to options outstanding at March 31, 2007:

Number outstanding	3,012
Range of exercise prices	8.92-9.75

Number outstanding	118,616
Range of exercise prices	11.36-14.16

Number outstanding	202,155
Range of exercise prices	14.55-17.17

Weighted-average exercise price	$15.11
Weighted-average remaining contractual life	7.1	years
6.	Forward Looking Statements

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the three-month periods ended March 31, 2007 and 2006
Discussion of Financial Condition Changes from December 31, 2006 to March 31, 2007
At March 31, 2007, Camco’s consolidated assets totaled $1.0 billion, an increase of $1.2 million, or .1%, from the December 31, 2006 total. The increase in total assets was comprised primarily of increases in loans receivable net offset partially by decreases in mortgage-backed securities available for sale and cash and cash equivalents.
Cash and interest-bearing deposits in other financial institutions totaled $24.1 million at March 31, 2007, a decrease of $2.4 million, or 9.2%, from December 31, 2006. Investment securities totaled $56.9 million at March 31, 2007, an increase of $160,000, or .3%, from the total at December 31, 2006 due primarily to increases in fair value.
Mortgage-backed securities totaled $51.7 million at March 31, 2007, a decrease of $2.5 million, or 4.6%, from December 31, 2006, due to principal repayments of $2.7 million offset partially by an increase in fair value of $253,000 for the three-month period ended March 31, 2007.
Loans receivable, including loans held for sale, totaled $834.9 million at March 31, 2007, an increase of $6.7 million, or .8%, from December 31, 2006. The increase resulted primarily from loan disbursements and purchases totaling $85.4 million, which were partially offset by principal repayments of $71.1 million and loan sales of $8.2 million. The volume of loans originated and purchased during the first three months of 2007 increased compared to the 2006 period by $4.6 million, or 5.7%, while the volume of loan sales decreased by $3.7 million or 31.2% year to year. The number of loans originated for sale in the secondary market continues to decline as adjustable rate loan volume increases. Instead of selling adjustable rate loans, Camco has typically held them in its portfolio as an integral part of its strategy to build interest rate sensitive assets for interest rate risk purposes. Loan originations during the three-month period ended March 31, 2007, were comprised primarily of $35.3 million in loans secured by commercial real estate, $29.1 million of loans secured by one- to four-family residential real estate and $18.9 million in consumer and other loans. Management’s intent is to continue to expand its consumer and commercial real estate lending in future periods as a means of increasing the yield on its loan portfolio.
The allowance for loan losses totaled $7.1 million at March 31, 2007, and December 31, 2006, representing 41.5% and 38.5% of nonperforming loans, respectively, at those dates. Nonperforming loans (loans with three payments or more delinquent plus nonaccrual loans) totaled $17.0 million and $17.7 million at March 31, 2007 and December 31, 2006, respectively, constituting 2.06% and 2.23% of total net loans, including loans held for sale, at those dates. At March 31, 2007, nonperforming loans were comprised of $9.3 million in one- to four-family residential real estate loans, $4.3 million in commercial and multi-family real estate loans and $3.4 million of consumer and non-residential loans. Management believes all nonperforming loans are adequately reserved and no loss is expected over and above allocated reserves on such loans. Loans delinquent greater than 30 days but by less than three payments totaled $9.1 million at March 31, 2007, compared to $13.8 million at December 31, 2006, a decrease of $4.8 million, or 34.4%. The decrease was primarily due to several large matured loan relationships being refinanced, normal delinquency migration and loans being paid current or paid off. Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances at March 31, 2007, there can be no assurance that increased provisions will not be necessary in future periods, which could adversely affect Camco’s results of operations.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the three-month periods ended March 31, 2007 and 2006
Discussion of Financial Condition Changes from December 31, 2006 to March 31, 2007 (continued)
Deposits totaled $685.3 million at March 31, 2007 an increase of $559,000, or .1%, from the total at December 31, 2006. The increase in deposits was primarily due to an increase of $5.2 million in money market accounts and $2.6 million in non-interest bearing checking accounts offset partially by the decreases in certificates of deposit of $3.8 million, $2.6 million in savings accounts and $800,000 in interest checking. FHLB advances and other borrowings totaled $258.3 million at March 31, 2007, an increase of $1.1 million, or .4%, from the total at December 31, 2006. The increase in borrowings was primarily due to the increase of $1.4 million in repurchase borrowings.
Stockholders’ equity totaled $91.2 million at March 31, 2007, an increase of $139,000, or .2%, from December 31, 2006. The increase resulted primarily from net earnings of $1.5 million and a decrease in unrealized losses on available for sale securities of $263,000, which was partially offset by dividends of $1.1 million and $537,000 of purchases relating to Camco’s stock repurchase plan.
Camco and the Bank are required to maintain minimum regulatory capital pursuant to federal regulations. During the first quarter of 2007 management was notified by its primary regulators that Advantage was well-capitalized under the regulatory framework. At March 31, 2007 the regulatory capital of Camco and the Bank exceeded all regulatory capital requirements.
     The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at March 31, 2007:

Camco:	As of March 31, 2007

					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$91,231	12.13%	≥$60,659	≥8.0%	N/A	N/A

Tier I capital (to risk-weighted assets)	$84,873	11.19%	≥$30,330	≥4.0%	N/A	N/A

Tier I leverage	$84,873	8.18%	≥$41,495	≥4.0%	N/A	N/A

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the three-month periods ended March 31, 2007 and 2006
Comparison of Financial changes from December 31, 2006 to March 31, 2007 (continued)

Advantage:			At March 31, 2007

					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$84,932	11.32%	≥$60,554	≥8.0%	≥$75,694	≥10.0%
Tier I capital (to risk-weighted assets)	$78,590	10.38%	≥$30,277	≥4.0%	≥$45,416	≥ 6.0%

Tier I leverage	$78,590	7.58%	≥$41,495	≥4.0%	≥$51,869	≥ 5.0%
Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006
General
Camco’s net earnings for the three months ended March 31, 2007 totaled $1.5 million, a decrease of $175,000, or 10.4%, from the $1.7 million of net earnings reported in the comparable 2006 period. The change in earnings was primarily attributable to a decrease in net interest income of $392,000 or 5.0%, a decrease of $165,000 or 45.8% in provision for losses on loans, an increase in other income of $262,000, or 20.1% and an increase in general, administrative and other expenses of $301,000 or 4.8%.
Net Interest Income
Net interest income amounted to $7.4 million for the three months ended March 31, 2007, a decrease of $392,000, or 5.0%, compared to the three-month period ended March 31, 2006, generally reflecting the effects of an increase in total cost of funding of 69 basis points, from 3.17% in the 2006 period to 3.86% in 2007 and a $19.1 million increase in the average balance on interest earning deposits.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the three-month periods ended March 31, 2007 and 2006
Comparison of Financial changes from December 31, 2006 to March 31, 2007 (continued)
AVERAGE BALANCE, YIELD, RATE AND VOLUME DATA
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

	For the three months ended March 31,
		2007			2006
	Average	Interest	Average	Average	Interest	Average
	outstanding	earned/	yield/	outstanding	earned/	yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$832,426	$14,151	6.80%	$845,557	$13,249	6.27%
Mortgage-backed securities (2)	52,860	560	4.24%	62,981	633	4.02%
Investment securities (2)	58,057	640	4.41%	48,795	480	3.93%
Interest-bearing deposits and other	61,312	838	5.47%	60,304	790	5.24%

Total interest-earning assets	1,004,655	16,189	6.45%	1,017,637	15,152	5.96%

Interest-bearing liabilities:
Deposits	649,451	6,004	3.70%	630,346	4,424	2.81%
FHLB advances and other	261,510	2,798	4.28%	300,930	2,949	3.92%

Total interest-bearing liabilities	910,961	8,802	3.86%	931,276	7,373	3.17%

Net interest income/Interest rate spread		$7,387	2.59%		$7,779	2.79%

Net interest margin (3)			2.94%			3.06%

(1) Includes nonaccrual loans and loans held for sale.

(2) Includes securities designated as available for sale.

(3) Net interest income as a percent of average interest-earning assets.
Interest income on loans totaled $14.2 million for the three months ended March 31, 2007, an increase of $902,000, or 6.8%, from the comparable 2006 period. The increase resulted primarily from an increase of 53 basis points in the average yield to 6.80% from 6.27% in 2006 offset partially by a decrease in the average balance outstanding of $13.1 million, or 1.6%, in the 2007 period. Interest income on mortgage-backed securities totaled $560,000 for the three months ended March 31, 2007, a decrease of $73,000, or 11.5% from the 2006 quarter. The decrease was due primarily to a $10.1 million, or 16.1%, decrease in the average balance outstanding in the 2007, offset partially by a 22 basis point increase in the average yield, to 4.24% for the 2007 period. Interest income on investment securities increased by $160,000 or 33.3%, due primarily to a 48 basis point increase in the average yield, to 4.41% in the 2007 period and a $9.3 million or 19.0% increase in the average balance outstanding in the 2007 period. Interest income on other interest-earning assets increased by $48,000 or 6.1%, due primarily to a 23 basis point increase in the average yield, to 5.47% in 2007 coupled by a $1.0 million or 1.7%, increase in the average balance outstanding in the 2007 period.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the three-month periods ended March 31, 2007 and 2006
Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006 (continued)
Interest expense on deposits totaled $6.0 million for the three months ended March 31, 2007, an increase of $1.6 million, or 35.7%, compared to the same quarter in 2006 due primarily to a 89 basis point increase in the average cost of deposits to 3.70% in the current quarter, coupled with a $19.1 million, or 3.0%, increase in average interest bearing deposits outstanding. Interest expense on borrowings totaled $2.8 million for the three months ended March 31, 2007 a decrease of $151,000, or 5.1%, from the same 2006 three-month period. The decrease resulted primarily from a $39.4 million, or 13.1%, decrease in the average borrowings outstanding partially offset by a 36 basis point increase in the average cost of borrowings to 4.28%. Increases in the average yields on interest-earning assets and average costs of interest-bearing liabilities (deposits) were due primarily to the overall increase in interest rates in the economy.
As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $392,000 or 5.0%, to a total of $7.4 million for the three months ended March 31, 2007. The interest rate spread decreased to 2.59% at March 31, 2007 from 2.79% at March 31, 2006 while the net interest margin decreased to 2.94% for the three months ended March 31, 2007 compared to 3.06% for the 2006 period.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. Based upon an analysis of these factors, management decreased the provision for losses on loans to $195,000 for the three months ended March 31, 2007 compared to $360,000 for the same period in 2006. This decrease is reflecting upon historical loss rates combined with updated, current collateral valuations and analysis of our loan portfolio. Management believes all classified loans are adequately reserved, however, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future.
Other Income
Other income totaled $1.6 million for the three months ended March 31, 2007 an increase of $262,000, or 20.1%, from the comparable 2006 period. The increase in other income was primarily attributable to a $314,000 increase in late charges, rent and other, a $28,000 increase in service charges and other fees on deposits offset partially by a $31,000 decrease in the valuation of mortgage servicing rights and a decrease of $13,000 in the gain on sale of loans. The increase in late charges, rent and other was partially due to a management decision in the first quarter of 2006 to discontinue the accrual of late charges on commercial loans and move to a method that will recognize late charges as income when collected. This decision resulted in a decrease in other income of $166,000 for the 2006 period. The decrease in mortgage servicing rights and gain on sale of loans was due primarily to a decrease in the volume of loans sold of $3.7 million, or 31.2%, from the volume of loans sold in the 2006 period.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the three-month periods ended March 31, 2007 and 2006
Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006 (continued)
General, Administrative and Other Expense
General, administrative and other expense totaled $6.6 million for the three months ended March 31, 2007 an increase of $301,000 or 4.8%, from the comparable period in 2006. The increase in general, administrative and other expense was due primarily to an increase of $183,000, or 14.2%, in other operating expense and $89,000 or 2.4% in employee compensation and benefits. The increase in other operating expense was primarily due to real estate owned expense coupled with correspondent bank service charges and transaction account expenses. The employee compensation and benefits increase is primarily due to several key hires within the mid-management level of the company as well as commercial lenders in the markets we serve. Additional loan collections staff has also been hired as well as merit increases and increases in 401(k) employer match due to higher participation.
Federal Income Taxes
The provision for federal income taxes totaled $693,000 for the three months ended March 31, 2007, a decrease of $91,000 or 11.6%, compared to the three months ended March 31, 2006. This decrease was primarily attributable to a $266,000 or 10.8%, decrease in pre-tax earnings. The Corporation’s effective tax rates amounted to 31.5% for the three-months ended March 31, 2007 and 31.8% for the three months ended March 31, 2006.
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
In the first quarter of 2007, Camco Financial purchased 43,510 shares of treasury stock for a total cost of $538,000. The Corporation has continued the treasury buyback of shares as a means to better utilize capital. On March 27, 2007 the Board of Directors of Camco Financial Corporation approved a stock repurchase plan under which the Company may repurchase up to 5% of its outstanding common stock. This plan replaces a previous plan that was due to expire in April of 2007, in which over 110,000 shares were repurchased.
The primary sources of funds include deposits, borrowings and principal and interest repayments on loans. The deposit base includes local and state deposits. Deposits of state and local political subdivision deposits equated to $66.2 million at March 31, 2007 and $65.8 million at December 31, 2006. Other funding sources include Federal Home Loan Bank advances of which approximately $65.8 million additional borrowing capacity was available as of March 31, 2007.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the three-month periods ended March 31, 2007 and 2006
Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006 (continued)
The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of March 31, 2007.

	Payments due by period
	Less			More
	than	1-3	3-5	than
	1 year	years	years	5 years	Total
			(In thousands)
Contractual obligations:
Operating lease obligations	$235	$521	$382	$576	$1,714
Advances from the Federal Home Loan Bank	84,375	107,465	8,673	44,519	245,032
Repurchase Agreements	12,602	651	—	—	13,253
Certificates of deposit	280,215	129,755	6,136	797	416,903
Ohio Equity Funds for Housing		3,529	785	519	4,833

Amount of commitments expiring per period
Commitments to originate loans:
Overdraft lines of credit	872	—	—	—	872
Home equity lines of credit	79,499	—	—		79,499
One- to four-family and multi-family loans (1)	27,984	—	—	—	27,984
Commercial (2)	18,249	—	—	—	18,249
Non-residential real estate and land loans	1,093	—	—	—	1,093

Total contractual obligations	$505,124	$241,921	$15,976	$46,411	$809,432

(1)	Includes loans in process

(2)	Includes loans in process and line of credits
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the three-month periods ended March 31, 2007 and 2006
Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
     To identify and manage its interest rate risk, the Bank employs an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing characteristics and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes management projections for activity levels in each of the product lines offered by the Bank, such as increases in loan and deposit balances. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. Assumptions are inherently uncertain and the measurement of net interest income or the impact of rate fluctuations on net interest income cannot be precisely predicted. Actual results may differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.
     The Bank’s Asset/Liability Management Committee (“ALCO”), which includes senior management representatives and reports to the Bank’s Board of Directors, monitors and manages interest rate risk within Board-approved policy limits. The Bank’s current interest rate risk position is determined by measuring the anticipated change in net interest income over a 12 month horizon assuming an instantaneous and parallel (linear) increase or decrease in all interest rates.
     The following table shows the Bank’s estimated earnings sensitivity profile as of March 31, 2007:

Change in	Percentage Change in
Interest Rates	Net Interest Income
(basis points)	12 Months
+200	-12.25%
+100	- 5.67%
- 100	- 0.81%
- 200	- 2.41%
     The ALCO also monitors the sensitivity of the Bank’s economic value of equity (“EVE”) due to sudden and sustained changes in market rates. The ALCO monitors the change in EVE on a percentage change basis.
     The following table shows the EVE ratios as of March 31, 2007:

Change in
Interest Rates	Percentage
(basis points)	change in EVE
+ 200	- 4.55%
+ 100	- 1.50%
0	0.00
- 100	+ 4.50%
- 200	+10.51%
     These estimated changes in net interest income and EVE are within the policy guidelines established by the Board of Directors.

ITEM 4: Controls and Procedures
     (a) Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures are effective.
     (b) There were no changes in Camco’s internal control over financial reporting during the quarter ended March 31, 2007, which materially affected or are reasonably likely to materially affect the internal controls over financial reporting.
PART II

ITEM 1.	Legal Proceedings

Not applicable.

ITEM 1A.	Risk Factors

None.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

			Maximum Number
			of shares that may
	Number of shares	Average price paid	be purchased under
Period of Repurchase	purchased	per share	the program
January 1 – January 31	0	N/A	300,936
Feb. 1 – Feb. 28	0	N/A	300,936
March 1 – March 31 (1)	43,510	12.36	362,902

(1)	35,010 purchases of shares during the quarter related to the 5% stock repurchase program announced April 25, 2006. The plan expired in April 2007.

On March 27, 2007 the Board of Directors of Camco Financial Corporation approved a stock repurchase plan under which the company may repurchase up to 5% of its outstanding common stock. 8,500 shares during the quarter were purchased under this new plan.

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

Date:	May 4, 2007	By:	/s/Richard C. Baylor
Richard C. Baylor
Chief Executive Officer

Date:	May 4, 2007	By:	/s/Mark A. Severson
Mark A. Severson
Chief Financial Officer