Form 10-Q
period 2007-06-30
CAMCO FINANCIAL CORP
filed 2007-08-09
CIK 16614

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐      No ☑
As of August 1, 2007, the latest practicable date, 7,321,285 shares of the registrant’s common stock, $1.00 par value, were outstanding.

Camco Financial Corporation
INDEX

			Page

PART I	—	FINANCIAL INFORMATION

		Consolidated Statements of Financial Condition	3

		Consolidated Statements of Earnings	4

		Consolidated Statements of Comprehensive Income (Loss)	5

		Consolidated Statements of Cash Flows	6

		Notes to Consolidated Financial Statements	8

		Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

		Quantitative and Qualitative Disclosures about Market Risk	26

		Controls and Procedures	28

PART II	—	OTHER INFORMATION	29

SIGNATURES			32
EX-10.17
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$14,542	$13,869
Interest-bearing deposits in other financial institution	7,054	12,673

Cash and cash equivalents	21,596	26,542

Investment securities available for sale — at fair value	51,760	56,053
Investment securities held to maturity — at cost, approximate fair value of $726 and $736 as of June 30, 2007 and December 31, 2006, respectively	709	710
Mortgage-backed securities available for sale — at fair value	47,354	51,453
Mortgage-backed securities held to maturity — at cost, approximate fair value of $2,396 and $2,734 as of June 30, 2007 and December 31, 2006, respectively	2,452	2,739
Loans held for sale — at lower of cost or market	3,134	3,664
Loans receivable — net	836,515	824,578
Office premises and equipment — net	13,123	13,200
Real estate acquired through foreclosure	3,077	3,956
Federal Home Loan Bank stock — at cost	28,722	28,722
Accrued interest receivable	6,173	6,502
Prepaid expenses and other assets	1,591	1,537
Cash surrender value of life insurance	21,310	20,921
Goodwill	6,683	6,683
Prepaid federal income taxes	462	956

Total assets	$1,044,661	$1,048,216

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$682,011	$684,782
Advances from the Federal Home Loan Bank	259,750	257,139
Advances by borrowers for taxes and insurance	1,040	3,484
Accounts payable and accrued liabilities	6,000	6,350
Dividends payable	1,101	1,120
Deferred federal income taxes, net	4,611	4,249

Total liabilities	954,513	957,124

Stockholders’ equity
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 14,900,000 shares; 8,832,082 shares issued at June 30, 2007 and December 31, 2006	8,832	8,832
Additional paid-in capital	59,768	59,722
Retained earnings — substantially restricted	44,591	43,954
Accumulated other comprehensive loss — unrealized gains (losses) on securities designated as available for sale, net of related tax effects	(1,170)	(1,225)
Less 1,504,246 and 1,369,025 shares of treasury stock at June 30, 2007 and December 31, 2006, respectively — at cost	(21,873)	(20,191)

Total stockholders’ equity	90,148	91,092

Total liabilities and stockholders’ equity	$1,044,661	$1,048,216

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income
Loans	$28,728	$26,740	$14,577	$13,491
Mortgage-backed securities	1,093	1,241	533	608
Investment securities	1,240	1,019	600	539
Interest-bearing deposits and other	1,663	1,615	825	825

Total interest income	32,724	30,615	16,535	15,463

Interest expense
Deposits	12,334	9,532	6,330	5,108
Borrowings	5,553	5,849	2,755	2,900

Total interest expense	17,887	15,381	9,085	8,008

Net interest income	14,837	15,234	7,450	7,455
Provision for losses on loans	315	720	120	360

Net interest income after provision for losses on loans	14,522	14,514	7,330	7,095

Other income
Late charges, rent and other	1,461	1,188	685	726
Loan servicing fees	695	713	343	353
Service charges and other fees on deposits	810	783	430	431
Mortgage servicing rights — net	(180)	(68)	(127)	(46)
Gain on sale of loans	157	179	71	80
Loss on sale of real estate acquired through foreclosure	(322)	(25)	(339)	(80)
Gain on sale of office premises and equipment	10	1	—	1

Total other income	2,631	2,771	1,063	1,465

General, administrative and other expense
Employee compensation and benefits	7,494	7,295	3,669	3,559
Deferred compensation and benefits	(1,057)	(1,030)	(577)	(543)
Occupancy and equipment	1,743	1,560	875	780
Data processing	570	726	285	333
Marketing and advertising	661	524	339	220
State franchise taxes and other taxes	554	473	286	228
Postage, supplies and office expenses	703	667	366	337
Travel, training and insurance	387	377	197	195
Professional services	559	595	276	265
Transaction processing	391	316	210	152
Real estate owned and other expenses	247	106	122	90
Loan and deposit expenses	747	596	388	327

Total general, administrative and other expense	12,999	12,205	6,436	5,943

Earnings before federal income taxes	4,154	5,080	1,957	2,617

Federal income taxes	1,303	1,586	610	802

NET EARNINGS	$2,851	$3,494	$1,347	$1,815

EARNINGS PER SHARE
Basic	$.38	$.46	$.18	$.24

Diluted	$.38	$.46	$.18	$.24

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net earnings	$2,851	$3,494	$1,347	$1,815

Other comprehensive income (loss), net of related tax effects:
Unrealized holding gains (losses) during the period, net of tax benefits of $28, $(359), $(107) and $(91) for the respective periods	55	(697)	(208)	(177)

Comprehensive income	$2,906	$2,797	$1,139	$1,638

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(In thousands)

	2007	2006
Cash flows from operating activities:
Net earnings for the period	$2,851	$3,494
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of deferred loan origination fees	(140)	85
Amortization of premiums and discounts on investment and mortgage-backed securities — net	56	132
Amortization of mortgage servicing rights — net	465	462
Accretion of loan purchase accounting adjustments — net	—	(44)
Depreciation and amortization	650	613
Stock option expense	46	69
Provision for losses on loans	315	720
Federal Home Loan Bank stock dividends	—	(778)
Loss on sale of real estate acquired through foreclosure	322	25
Gain on sale of office premises and equipment	(10)	(1)
Gain on sale of loans	(157)	(179)
Loans originated for sale in the secondary market	(20,790)	(27,603)
Proceeds from sale of loans in the secondary market	21,477	27,614
Increase (decrease) in cash due to changes in:
Accrued interest receivable	329	(656)
Prepaid expenses and other assets	(60)	(274)
Accrued interest payable and other liabilities	(765)	(300)
Federal income taxes:
Current	494	(242)
Deferred	334	(1)

Net cash provided by operating activities	5,417	3,136

Cash flows provided by (used in) investing activities:
Proceeds from maturities and calls of investment securities	14,999	—
Purchase of investment securities designated as available for sale	(10,497)	(7,916)
Purchase of mortgage-backed securities designated as available for sale	(1,501)	(938)
Principal repayments on mortgage-backed securities	5,706	6,769
Loan principal repayments	142,333	124,465
Loan disbursements	(152,555)	(122,619)
Purchase of loans	(2,164)	(1,501)
Additions to office premises and equipment	(616)	(2,136)
Additions to real estate acquired through foreclosure	—	(29)
Proceeds from sale of real estate acquired through foreclosure	786	523
Proceeds from sale of office premises and equipment	53	1
Net increase in cash surrender value of life insurance	(389)	(382)
Proceeds from redemption of life insurance	—	260

Net cash used in investing activities	(3,845)	(3,503)

Net cash provided by (used in) operating and investing activities (balance carried forward)	1,572	(367)

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the six months ended June 30,
(In thousands)

	2007	2006

Net cash provided by (used in) operating and investing activities (balance brought forward)	$1,572	$(367)

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposits	(2,771)	21,663
Proceeds from Federal Home Loan Bank advances	42,413	42,139
Repayment of Federal Home Loan Bank advance	(39,802)	(58,921)
Dividends paid on common stock	(2,233)	(2,230)
Purchase of treasury stock	(1,681)	(1,271)
Decrease in advances by borrowers for taxes and insurance	(2,444)	(1,160)

Net cash provided by (used in) financing activities	(6,518)	220

Net decrease in cash and cash equivalents	(4,946)	(147)

Cash and cash equivalents at beginning of period	26,542	33,085

Cash and cash equivalents at end of period	$21,596	$32,938

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$18,265	$15,303

Taxes	$475	$1,829

Supplemental disclosure of noncash investing activities:
Unrealized gains (losses) on securities designated as available for sale, net of related tax benefits	$55	$(697)

Recognition of mortgage servicing rights in accordance with SFAS No. 140	$286	$394

Transfers from loans to real estate acquired through foreclosure	$1,685	$1,134

Dividends declared but unpaid	$1,101	$1,127

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six- and three-month periods ended June 30, 2007 and 2006
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2006. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six- and three-month periods ended June 30, 2007, are not necessarily indicative of the results which may be expected for the entire year.

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
For the six- and three-month periods ended June 30, 2007 and 2006
3.	Critical Accounting Policies (continued)

Allowance for Loan Losses (continued)

The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable, incurred losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions. Also considered as part of that judgment is a review of the Bank’s trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and economic factors.

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable, incurred losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on management’s current judgment about the credit quality of the loan portfolio. While the Corporation strives to reflect all known risk factors in its evaluations, there can be no assurance that increased provisions will not be necessary in future periods, which could adversely affect Camco’s results of operation.

Mortgage Servicing Rights

To determine the fair value of its mortgage servicing rights (“MSRs”) each reporting quarter, the Corporation uses a third party provider. Camco transmits information representing individual loan information in each pooling period accompanied by escrow amounts to the third party which then evaluates the possible impairment of MSRs as described below.

MSRs are recognized as separate assets when loans are sold with servicing retained. A pooling methodology in which loans with similar characteristics are “pooled” together is applied for valuation purposes. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, interest earned on float, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated fair value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing.

Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. The interest rate for float, which is supplied by management, takes into consideration the investment portfolio average yield as well as current short duration investment yields. Management believes this methodology provides a reasonable estimate. Mortgage loan prepayment speeds are calculated by the third party provider utilizing the Economic Outlook as published by the Office of Chief Economist of Freddie Mac in estimating prepayment speeds and provides a specific scenario with each evaluation. Based on the assumptions discussed, pre-tax projections are prepared for each pool of loans serviced. These earning figures approximate the cash flow that could be received from the servicing portfolio. Valuation results are presented quarterly to management. At that time, management reviews the information and MSRs are marked to lower of amortized cost or fair value for the current quarter.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the six- and three-month periods ended June 30, 2007 and 2006
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
For the six- and three-month periods ended June 30, 2007 and 2006
4.	Earnings Per Share

Basic earnings per common share are computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation’s stock option plans. The computations are as follows:

	For the six months ended		For the three months ended
	June 30,		June 30,
	2007	2006	2007	2006
BASIC:
Net Earnings	$2,851	$3,494	$1,347	$1,815

Weighted average common shares outstanding	7,425	7,542	7,392	7,522

Basic earnings per share	$0.38	$0.46	$0.18	$0.24

DILUTED:
Net Earnings	$2 ,851	$3,494	$1,347	$1,815

Weighted average common shares outstanding	7,425	7,542	7,392	7,522
Dilutive effect of stock options	1	4	2	3

Total common shares and dilutive potential common shares	7,426	7,546	7,394	7,525

Diluted earnings per share	$0.38	$0.46	$0.18	$0.24

Anti-dilutive options to purchase 290,411 and 291,842 shares of common stock with respective weighted-average exercise prices of $15.45 and $15.51 were outstanding at June 30, 2007 and 2006, respectively, but were excluded from the computation of common share equivalents for each of the three and six month periods then ended, because the exercise prices were greater than the average market price of the common shares.
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
For the six- and three-month periods ended June 30, 2007 and 2006
5.	Stock Option Plans (continued)

A summary of the status of the Corporation’s stock option plans as of June 30, 2007 and December 31, 2006, and changes during the periods ending on those dates is presented below:

	Six months ended		Year ended
	June 30, 2007		December 31, 2006
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of period	304,874	$15.20	224,636	$15.71
Granted	26,920	12.34	87,013	14.08
Exercised	—	—	(2,243)	8.92
Forfeited	(6,079)	14.82	(4,532)	15.23

Outstanding at end of period	325,715	$15.07	304,874	$15.20

Options exercisable at end of period	257,944	$15.19	222,333	$15.37

Weighted-average fair value of options granted during the period		$1.19		$2.09

The following information applies to options outstanding at June 30, 2007:

Number outstanding	2,884
Range of exercise prices	$8.92 — 9.75

Number outstanding	122,618
Range of exercise prices	$11.36 — 14.16

Number outstanding	200,213
Range of exercise prices	$14.55 — 17.17

Weighted-average exercise price	$15.07
Weighted-average remaining contractual life	6.90 years
6.	Forward Looking Statements

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

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2007 and 2006
Item 2. Management’s Discussion and Analysis
Overview:
Camco’s net earnings for the quarter ended June 30, 2007, totaled $1.4 million, or $0.18 per share, compared to net earnings of $1.8 million, or $0.24 per share, for the same quarter in 2006. Assets totaled $1.04 billion at June 30, 2007.
For the six months ended June 30, 2007, Camco’s net earnings of $2.9 million compared to $3.5 million of net earnings reported for the first half of 2006. Earnings per share for the six months ended June 30, 2007 and 2006, were $0.38 and $0.46, respectively.
The following key items summarize the Company’s financial results during the second quarter of 2007:
•	Loans receivable increased $4.9 million;

•	While total deposits decreased $3.3 million, retail deposits increased by $1.7 million;

•	Nonperforming assets increased $904,000 but remained at 2.04% of assets

•	Net losses on REO totaled $339,000 primarily due to the sale of a single property;

•	Net interest income increased as net interest margin improved;

•	A new banking office was launched in London, Ohio;

•	Camco committed to issuing $5.0 million of trust preferred securities to support its previously announced share repurchase program and general corporate purposes; and

•	A quarterly dividend of $0.15 per share was declared.
The following commentary highlights the status of important initiatives related to the execution of Camco’s strategic vision.
Balance Sheet Transformation: Camco continues to execute and manage its long-term strategic plan. This plan encompasses the diversification of the balance sheet primarily through increasing commercial, commercial real estate and consumer loan portfolios as well as transaction-based deposits. At June 30, 2007, residential mortgage loans secured by one-to-four family properties fell to 48% of the loan portfolio from 51% at June 30, 2006, as lending efforts continue to be focused on commercial and consumer loans.
Share Repurchase Plan: In April 2007, Camco announced the renewal of a share repurchase plan that authorized the buyback of up to 5% of Camco’s common stock. During the first six months of 2007, Camco has repurchased 135,221 shares. In June 2007, Camco committed to participate in the issuance of $5.0 million of trust preferred securities. The issuance is to close on July 31, 2007. The proceeds from the issuance will be used to fund the share repurchase plan and general corporate purposes.
Branch Optimization and Product Development: During the second quarter, Camco initiated an internal and external review of its branch network and sales delivery channels and made progress toward the launch of several key deposit products. The review has focused on operational process efficiency, noninterest income enhancement and branch delivery. Camco will begin implementing the results of this initiative in the second half of 2007. Advantage Bank will launch a new suite of checking accounts in July 2007 that focus on small and medium-sized businesses. Additionally,

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2007 and 2006
Item 2. Management’s Discussion and Analysis (continued)
Advantage Bank will pilot test Advantage24© in the second half of 2007. This product offers electronic remote deposit capture that allows business owners to deposit checks from their home offices, eliminating the need to drive to an Advantage Bank branch to make deposits.
Discussion of Financial Condition Changes from December 31, 2006 to June 30, 2007
At June 30, 2007, Camco’s consolidated assets totaled $1.0 billion, a decrease of $3.6 million, or .3%, from December 31, 2006. The decrease in total assets was comprised primarily of investment and mortgage-backed securities available for sale and interest-bearing deposits, offset partially by the increase of loans receivable.
Cash and interest-bearing deposits in other financial institutions totaled $21.6 million at June 30, 2007, a decrease of $4.9 million, or 18.6%, from December 31, 2006 levels. Investment securities totaled $52.5 million at June 30, 2007, a decrease of $4.3 million, or 7.6%, from the total at December 31, 2006. Investment securities maturities totaled $15.0 million, offset partially by purchases totaling $10.5 million. Purchases were comprised of intermediate-term notes issued by U.S. Government sponsored enterprises with an average yield of 5.26% and were purchased to provide collateral for public deposits and reinvest cash flows from maturities. Approximately $42.5 million of investment securities are scheduled to mature within 12 months of June 30, 2007. The weighted average yield on these securities is 4.39%. These maturities will allow the Bank to reinvest in securities that are expected to provide a higher yield, based on the interest rate environment at June 30, 2007. Additionally, management may enhance the performance of the Bank’s security portfolio yield by diversifying the mix of investments.
Mortgage-backed securities totaled $49.8 million at June 30, 2007, a decrease of $4.4 million, or 8.1%, from December 31, 2006. The decrease was attributable to principal repayments totaling $5.7 million during the six-month period ended June 30, 2007, offset partially by purchases of $1.5 million of adjustable-rate securities. The yield on mortgage-backed securities purchased during the period was 5.66%. All of the securities purchased were classified as available for sale.
Loans receivable, including loans held for sale, totaled $839.6 million at June 30, 2007, an increase of $11.4 million, or 1.4%, from December 31, 2006. The increase resulted primarily from loan disbursements and purchases totaling $175.5 million, which were partially offset by principal repayments of $142.3 million and loan sales of $21.3 million. The volume of loans originated and purchased during the first six months of 2007 increased compared to the 2006 period by $23.8 million, or 15.7%, while the volume of loan sales decreased by $6.1 million, or 22.3%, period to period. The number of loans originated for sale in the secondary market continues to decline as rates on fixed-rate mortgage loans have increased and home sales have decreased significantly. Camco has typically held adjustable-rate mortgage loans in its portfolio and sold fixed-rate residential mortgage loans as an integral part of its strategy to build interest rate sensitive assets for interest rate risk management purposes. Loan originations during the six-month period ended June 30, 2007, were comprised primarily of $66.4 million of loans secured by one- to four-family residential real estate (of which $20.8 million were sold in the secondary market), $64.0 million in loans secured by commercial real estate and $45.1 million in consumer and other loans. Management’s intent is to continue to expand consumer and commercial real estate lending in future periods as a means of increasing the yield on the loan portfolio. At June 30, 2007, loans secured by 1-4 family real estate fell to 48% of total loans, compared to 51% of total loans at June 30, 2006

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2007 and 2006
Discussion of Financial Condition Changes from December 31, 2006 to June 30, 2007 (continued)
The allowance for loan losses totaled $7.0 million at June 30, 2007 and $7.1 million at December 31, 2006, representing 38.5% of nonperforming loans respectively, at those dates. Nonperforming loans (loans with three payments or more delinquent plus nonaccrual loans) totaled $18.2 million and $17.7 million at June 30, 2007 and December 31, 2006, respectively, constituting 2.17% and 2.23% of total net loans, including loans held for sale, at those dates. At June 30, 2007, nonperforming loans were comprised of $9.2 million in one- to four-family residential real estate loans, $4.5 million in non-residential, $4.1 million in multi-family loans, $181,000 of consumer and $175,000 in commercial loans. Management believes the allowance for loan losses adequately quantifies probable, incurred losses inherent in the loan portfolio at June 30, 2007.
Loans delinquent greater than 30 days but by less than three payments delinquent totaled $11.8 million at June 30, 2007, compared to $13.8 million at December 31, 2006, a decrease of $2.0 million, or 14.5%. The decrease was primarily due to several large matured loan relationships being refinanced, normal delinquency migration and loans being paid current or paid off.
Being aware of the increase in delinquency rates and foreclosure rates in our markets, we are working hard to improve the condition of our delinquent and nonperforming loan portfolios. In July of 2007, additional collection personnel were hired to strengthen, broaden and continue collection efforts and help mitigate credit issues before a loan reaches nonaccrual status. We believe the level of our non-performing assets will decline with this additional workforce; however it is not expected to substantially decline over the next few quarters due to lengthy collections and foreclosure processes in some of the markets we serve. While nonperforming loans were higher at June 30, 2007, compared to December 31, 2006, net charge-offs continue to be below peer averages. Annualized net charge-offs during the first half of 2007 totaled 0.10% of average loans.
Although management believes that the allowance for loan losses is adequate based upon the available facts and circumstances at June 30, 2007, there can be no assurance that increased provisions will not be necessary in future periods, which could adversely affect Camco’s results of operations.
Deposits totaled $682.0 million at June 30, 2007, a decrease of $2.8 million, or .4%, from the total at December 31, 2006. The decrease in deposits was due to a $12.3 million decrease of certificates of deposit, of which $10.0 million related to the maturity of auctioned public funds. We did not bid on the renewal of these funds in order to improve the liquidity position of the investment portfolio. Core deposits increased $9.5 million as decreases in savings and interest-bearing checking accounts of $5.4 million and $4.3 million, respectively, were offset by increases in money market and non-interest-bearing checking accounts of $17.2 million and $1.7 million, respectively. Approximately $5.8 million of the increase in money market accounts related to a public fund that moved a maturing certificate of deposit to a money market account. As we continue to strive to increase core deposits we plan to rely less on advances. We have recently developed and launched five new deposit products which will also allow us to better serve the needs of small businesses.
FHLB advances and other borrowings totaled $259.8 million at June 30, 2007, an increase of $2.6 million, or 1.0%, from the total at December 31, 2006. The increase in borrowings was primarily due to a $2.6 million increase in repurchase agreements.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the six- and three-month periods ended June 30, 2007 and 2006
Discussion of Financial Condition Changes from December 31, 2006 to June 30, 2007 (continued)
In June 2007 Camco committed to the issuance of $5.0 million of trust preferred securities. The proceeds will be used to fund the Corporation’s, share repurchase program and for general corporate purposes. The trust preferred securities will mature in July 2037, but are callable at the Corporation’s option at par in July 2012. The securities will carry a fixed rate of 6.65% until July 2012, at which point they will convert to a floating rate of 133 basis points above the three-month LIBOR if they are not called. The offering is scheduled to close July 31, 2007.
Stockholders’ equity totaled $90.1 million at June 30, 2007, a decrease of $944,000, or 1.0%, from December 31, 2006. The decrease resulted primarily from dividends of $2.2 million and the purchase of $1.7 million of common stock relating to Camco’s stock repurchase plan, offset partially by net earnings of $2.9 million.
Comparison of Results of Operations for the Six Months Ended June 30, 2007 and 2006
General
Camco’s net earnings for the six months ended June 30, 2007 totaled $2.9 million, a decrease of $643,000, or 18.4%, from the $3.5 million of net earnings reported in the comparable 2006 period. The decrease in earnings was primarily attributable to a $794,000 or 6.5% increase in general, administrative coupled with a $140,000 or 5.1% decrease in other income offset partially by a $283,000 decrease in federal income taxes.
Interest Income
Total interest income amounted to $32.7 million for the six months ended June 30, 2007, an increase of $2.1 million, or 6.9%, compared to the six-month period ended June 30, 2006, generally reflecting the effects of an increase in yield on total interest-earning assets of 54 basis points, from 5.99% in the 2006 period to 6.53% in 2007, offset partially by a $19.6 million or 1.9%, decrease in the average balance of interest-earning assets outstanding year to year.
Interest income on loans totaled $28.7 million for the six months ended June 30, 2007, an increase of $2.0 million or 7.4% from the comparable 2006 period. The increase resulted primarily from a 56 basis point increase in the average yield to 6.88% from 6.32% in 2006, offset by a decrease in the average balance outstanding of $11.4 million or 1.4% from the 2006 period. The prime rate increased three times, or 75 basis points, during the first half of 2006. Since then, the prime rate has increased 25 basis points to 8.25%. Approximately 18.9% and 19.6% of our loan portfolio at June 30, 2007 and 2006, was scheduled to reprice with the prime rate. The increases in the prime rate have been a key driver for the increase in the yield on loans in 2007. Fixed-rate loans comprised 31.5% and 30.6% of the total portfolio at June 30, 2007 and 2006, respectively.
Interest income on mortgage-backed securities totaled $1.1 million for the six months ended June 30, 2007, a $148,000, or 11.9%, decrease from the 2006 period. The decrease was due primarily to a $9.5 million or 15.5% decrease in the average balance outstanding in the 2007 period, offset partially by a 17 basis point increase in the average yield to 4.23%. Interest income on investment securities increased by $221,000, or 21.7%, due primarily to a 45 basis point increase in the average yield, to 4.42% in the 2007 period, coupled with an increase of $4.8 million, or 9.4%, in the average balance outstanding.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the six- and three-month periods ended June 30, 2007 and 2006
Comparison of Results of Operations for the Six Months Ended June 30, 2007 and 2006 (continued)
Interest Income (continued)
We expect the yield on the securities portfolios to continue to increase as $42.5 million of investments are scheduled to mature within 12 months of June 30, 2007. Additionally, we expect approximately $13.0 million of cash flow from mortgage-backed security payments and maturities of municipal securities within the next 12 months. These funds are expected to be reinvested at higher yields based on the interest rate environment at June 30, 2007.
Interest income on other interest-earning assets increased by $48,000 or 3.0% due primarily to a 42 basis point increase in the average yield to 5.02% compared to 4.60% for the six months ended June 30, 2006, which was offset partially by a $3.5 million or 5.5% decrease in the average balance outstanding.
Interest Expense
Interest expense on deposits totaled $12.3 million for the six months ended June 30, 2007, an increase of $2.8 million or 29.4% compared to the same period in 2006, due primarily to an 81 basis point increase in the average cost of deposits to 3.79% in the current period coupled with an $11.0 million or 1.7% increase in average deposits outstanding. Interest expense on borrowings totaled $5.6 million for the six months ended June 30, 2007, an increase of $296,000 or 5.1% from the same 2006 six-month period. The increase resulted primarily from a 34 basis point increase in the average cost of borrowings to 4.29%, offset partially by a $37.7 million or 12.7% decrease in the average balance outstanding year to year.
Net Interest Income
As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $397,000, or 2.6% to a total of $14.8 million for the six months ended June 30, 2007. The interest rate spread decreased to approximately 2.60% at June 30, 2007 from 2.70% at June 30, 2006, while the net interest margin decreased to approximately 2.96% for the six months ended June 30, 2007 compared to 2.98% for the 2006 period.
Margin pressure is a challenge due to the cost of funds growing at a faster rate than the loan yields. At the same time, our loan balances haven’t grown at a fast enough pace to offset the tighter spreads. Although our loan growth is not what we would like we are continuing to diversify our portfolio by encouraging continued growth in the commercial and consumer loan balances, which will help our margin as these types of loans are normally higher-yielding assets.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the six- and three-month periods ended June 30, 2007 and 2006
Comparison of Results of Operations for the Six Months Ended June 30, 2007 and 2006 (continued)
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

	For six months ended June 30,
		2007			2006
	Average	Interest	Average	Average	Interest	Average
	outstanding	earned/	yield/	outstanding	earned/	yield/
	balance	paid	rate	balance	paid	rate
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$835,076	28,728	6.88%	$846,501	$26,740	6.32%
Mortgage-backed securities (2)	51,668	1,093	4.23	61,136	1,241	4.06
Investment securities (2)	56,079	1,240	4.42	51,285	1,019	3.97
Interest-bearing deposits and other interest-earning assets	59,615	1,663	5.58	63,114	1,615	5.12

Total interest-earning assets	$1,002,438	32,724	6.53	$1,022,036	30,615	5.99

Interest-bearing liabilities:
Deposits	$650,638	12,334	3.79	$639,589	9,532	2.98
FHLB advances	258,725	5,553	4.29	296,448	5,849	3.95

Total interest-bearing liabilities	$909,363	17,887	3.93	$936,037	15,381	3.29

Net interest income/Interest rate spread		$14,837	2.60%		$15,234	2.70%

Net interest margin (3)			2.96%			2.98%

Average interest-earning assets to average interest-bearing liabilities			110.2%			109.2%

(1)	Includes nonaccrual loans and loans held for sale.

(2)	Includes securities designated as available for sale.

(3)	Net interest income as a percent of average interest-earning assets.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the six- and three-month periods ended June 30, 2007 and 2006
Comparison of Results of Operations for the Six Months Ended June 30, 2007 and 2006 (continued)
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions particularly as such conditions relate to the Bank’s market areas and other factors related to the collectibility of the Bank’s loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $315,000 for the six months ended June 30, 2007, compared to $720,000 in the 2006 period. The provision for losses on loans was higher in 2006 as we experienced a sharp increase in delinquent and classified loans throughout 2006. While our nonperforming and classified loans remained high in 2007, we believe we have adequately reserved for potential losses inherent in the loan portfolio considering that nonperforming loans have stabilized in the first half of 2007.
Other Income
Other income totaled $2.6 million for the six months ended June 30, 2007, a decrease of $140,000, or 5.1% from the comparable 2006 period. The decrease in other income was primarily attributable to an additional $297,000 loss on sale of real estate acquired through foreclosure, an $112,000 decrease in the mortgage servicing right activity offset partially by a $273,000 increase in late charges, rent and other.
The loss on sale of real estate was primarily due to a commercial property that secured a loan to which the Company was a participant. The Bank is currently in litigation against the institution that originated the loan. The decrease in mortgage servicing rights was attributable to the increase in loan prepayments for the six months ended June 30, 2007, which accelerates the amortization of the asset. The decrease of loans sold also reduced the volume of new servicing rights in 2007. The increase in late charges, rent and other was partially due to a management decision in the first quarter of 2006 to discontinue the accrual of late charges on commercial loans and move to a method that will recognize late charges as income when collected. This decision resulted in a decrease in other income of $166,000 for the 2006 period.
Other income growth is critical to our success due to the margin pressure that we are experiencing. Initiatives to increase fees such as a wealth management program and additional review of our current fee structure are being implemented to place more emphasis on this vital revenue stream.
General, Administrative and Other Expense
General, administrative and other expense totaled $13.0 million for the six months ended June 30, 2007, an increase of $794,000, or 6.5%, from the comparable period in 2006. The increase in general, administrative and other expense was due primarily to a $199,000, or 2.7%, increase in employee compensation and benefits, a $183,000 or 11.7% increase in occupancy and equipment, a $151,000, or 25.4%, increase in loan and deposit expenses and a $141,000, or 133.0%, increase on real estate owned expenses and other expenses.
The increase in employee compensation and benefits is due to several key hires within mid-management of the Corporation as well as commercial lenders in the markets we serve. Loan collections staff has been hired in order to improve our monitoring and collection of delinquent loans. Additionally, merit increases and a higher participation rate in the 401(k) plan have increased benefits expense. These increases were offset partially by the adjustment of a post-retirement accrual due to the departure of a member of senior management.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the six- and three-month periods ended June 30, 2007 and 2006
Comparison of Results of Operations for the Six Months Ended June 30, 2007 and 2006 (continued)
General, Administrative and Other Expense (continued)
The occupancy and equipment increase is primarily due the opening of two new branches located in Mason and London, Ohio. The increase in deposit expenses was primarily due to correspondent bank service charges and transaction account expenses while the increase in real estate owned and other expenses was primarily due to additional costs to maintain and prepare real estate for sale.
While our expenses have increased due to staffing a number of revenue producing positions and the opening of two new branches, we believe these investments in personnel and property are imperative to our growth strategy. However, when new branches are opened we recognize that time is needed to absorb the cost and create more revenue in these new markets.
Federal Income Taxes
The provision for federal income taxes totaled $1.3 million for the six months ended June 30, 2007, a decrease of $283,000, or 17.8%, compared to the six months ended June 30, 2006. This decrease was primarily attributable to a $926,000, or 18.2%, decrease in pre-tax earnings. The Corporation’s effective tax rates amounted to 31.4% and 31.2% for the six-month periods ended June 30, 2007 and 2006, respectively.
Comparison of Results of Operations for the Three Months Ended June 30, 2007 and 2006
General
Camco’s net earnings for the three months ended June 30, 2007 totaled $1.3 million, a decrease of $468,000, or 25.8%, from the $1.8 million of net earnings reported in the comparable 2006 period. The decrease in earnings was primarily attributable to a $493,000 or 8.3% increase in general administrative expense and a $259,000 or 323.8% increase in loss on sale of real estate owned offset partially by a decrease of $240,000 or 66.7% decrease in the provision for loan losses. Earnings per share were $0.18 during the second quarter of 2007 compared to $0.24 in the second quarter of 2006.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the six- and three-month periods ended June 30, 2007 and 2006
Comparison of Results of Operations for the Three Months Ended June 30, 2007 and 2006 (continued)
Interest Income
Total interest income amounted to $16.5 million for the three months ended June 30, 2007; an increase of $1.1 million, or 6.9% compared to the three-month period ended June 30, 2006. This reflects the effects of an increase in yield on total interest-earning assets of 57 basis points from 6.04% in the 2006 period to 6.61% in 2007. A higher interest rate environment and a shift in earning assets from securities to loans drove the increase in yield on interest-earning assets during the second quarter of 2007.
Interest income on loans totaled $14.6 million for the three months ended June 30, 2007, an increase of $1.1 million or 8.1%, from the comparable 2006 period. The increase resulted primarily from a 58 basis point increase in the average yield to 6.95% from 6.37% in 2006 offset by a decrease in the average balance outstanding of $8.2 million or 1.0% in the 2007 quarter. Interest income on mortgage-backed securities totaled $533,000 for the three months ended June 30, 2007, a $75,000 or 12.3% decrease from the 2006 quarter. The decrease was due primarily to an $8.7 million or 14.7% decrease in the average balance outstanding in the 2007 period, partially offset by an 11 basis point increase in the average yield to 4.22% for the 2007 period. Interest income on investment securities increased by $61,000, or 11.3%, due primarily to a 36 basis point increase in the average yield to 4.42% in the 2007 period, offset partially by a $2.7 million decrease in the average balance outstanding. Interest income on other interest-earning assets remained the same at $825,000 due to a 47 basis point increase in the average yield to 5.09% compared to 4.62% for the three months ended June 30, 2006 offset by a $10.6 million or 16.3% decrease in the average balance outstanding.
Interest Expense
Interest expense on deposits totaled $6.3 million for the three months ended June 30, 2007, an increase of $1.2 million or 23.9% compared to the same quarter in 2006, due primarily to a 74 basis point increase in the average cost of deposits to 3.88% in the current quarter, coupled with a $1.1 million, or .2%, increase in average deposits outstanding. Interest expense on borrowings totaled $2.8 million for the three months ended June 30, 2007, a decrease of $145,000, or 5.0%, from the same 2006 three-month period. The decrease resulted primarily from a $32.1 million or 11.2% decrease in the average balance outstanding offset partially by a 28 basis point increase in the average cost of borrowing to 4.31% year to year.
Net Interest Income
As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $5,000, or .1%, to a total of $7.5 million for the three months ended June 30, 2007. The interest rate spread decreased to approximately 2.61% at June 30, 2007, from 2.63% at June 30, 2006, while the net interest margin increased to approximately 2.98% for the three months ended June 30, 2007, compared to 2.91% for the 2006 period.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the six- and three-month periods ended June 30, 2007 and 2006
Comparison of Results of Operations for the Three Months Ended June 30, 2007 and 2006 (continued)
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience; the volume and type of lending conducted by the Bank; the status of past due principal and interest payments; general economic conditions particularly as such conditions relate to the Bank’s market areas and other factors related to the collectibility of the Bank’s loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $120,000 for the three months ended June 30, 2007, compared to $360,000 in the 2006 period. The provision for losses on loans was higher in 2006 as we experienced a sharp increase in delinquent and classified loans during 2006. While our nonperforming and classified loans remained high in 2007, we believe we have adequately reserved for incurred losses inherent in the loan portfolio as nonperforming loans have stabilized in 2007.
Other Income
Other income totaled $1.1 million for the three months ended June 30, 2007, a decrease of $402,000 or 27.4% from the comparable 2006 period. The decrease in other income was primarily attributable to a $259,000 increase in loss on sale of real estate coupled with an $81,000, or 176.1%, net increase in the amortization of mortgage servicing rights and a decrease of $41,000, or 5.7%, in late charges rent and other. Most of the loss on the sale of real estate was due to a commercial property that secured a loan to which the Company was a participant. The increase in net mortgage servicing rights expense was attributable to the increase of loan prepayments in the servicing portfolio for the three months ended June 30, 2007 coupled with the decrease of loans sold. The decrease in late charges rent and other was primarily due to decreased title and search fees earned by Camco Title Agency.
General, Administrative and Other Expense
General, administrative and other expense totaled $6.4 million for the three months ended June 30, 2007, an increase of $493,000, or 8.3%, from the comparable period in 2006. The increase in general, administrative and other expense was due primarily to a $110,000, or 3.1% increase in employee compensation and benefits, a $119,000, or 54.1%, increase in marketing and advertising, a $95,000, or 12.2%, increase in occupancy and equipment and a $61,000, or 25.4%, increase in loan and deposit expenses.
The increase in employee compensation and benefits is due to several key hires within mid-management of the Corporation as well as commercial lenders in the markets we serve. Loan collections staff has been hired in order to improve our monitoring and collection of delinquent loans. Additionally, merit increases and a higher participation rate in the 401(k) plan have increased benefits expense. These increases were partially offset by the adjustment of a post-retirement accrual due to the departure of a member of senior management
The increase in advertising is due to additional brochures, posters and additional advertisement of our money market account in the Cincinnati market. The occupancy and equipment increase is primarily due the opening of two new branches located in Mason and London, Ohio. The increase in deposit expenses was primarily due to correspondent bank service charges and transaction account expenses.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the six- and three-month periods ended June 30, 2007 and 2006
Comparison of Results of Operations for the Three Months Ended June 30, 2007 and 2006 (continued)
Federal Income Taxes
The provision for federal income taxes totaled $610,000 for the three months ended June 30, 2007, a decrease of $192,000, or 23.9%, compared to the three months ended June 30, 2006. This decrease was primarily attributable to a $660,000, or 25.2%, decrease in pre-tax earnings. The Corporation’s effective tax rates amounted to 31.2% and 30.7% for the three-month periods ended June 30, 2007 and 2006, respectively.
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
The primary sources of funds include deposits, borrowings and principal and interest repayments on loans coupled with the sale on loans. The deposit base includes local and state deposits that require investment securities to be pledged as collateral on deposit balances that exceed FDIC insurance limitations. Deposits of state and local political subdivision deposits equaled $61.8 million at June 30, 2007 and $65.8 million at December 31, 2006. Other funding sources included Federal Home Loan Bank advances of which approximately $75.8 million of additional borrowing capacity was available as of June 30, 2007.
As noted earlier, approximately $55.5 million, or 54.3%, of the Corporation’s investment and mortgage backed securities portfolio is expected to mature or prepay within 12 months of June 30, 2007. While these maturities could provide a significant source of liquidity in the short term, the significant level of public funds deposits and repurchase agreements limits the ability of management to use these funds freely due to the collateral requirements of such deposits and repurchase agreements.
Approximately $268.3 million of the Corporation’s certificate of deposit portfolio is scheduled to mature within 12 months of June 30, 2007. Depositors have shown a preference toward short term certificates or other issuances less than 18 month due to the inverted yield curve environment that has persisted through most of 2007. This places additional liquidity pressure on the Corporation as competition for deposits is very strong in Ohio, Kentucky and West Virginia. A material loss of these short-term deposits could force the Corporation to seek funding through contingency sources, which may negatively impact earnings.
The Corporation has depended heavily on borrowings to fund balance sheet growth. While significant strategic and tactical focus is being placed on deposit growth currently, borrowings and additional borrowing capacity at the Federal Home Loan Bank (FHLB) are still vital sources of liquidity and growth funding. The Bank’s total borrowing capacity at the FHLB is dependent on the level of collaterizable assets held by the Bank and the Bank’s credit rating with the FHLB. The Bank’s total borrowing capacity with the FHLB fell to $304.1 million at June 30, 2007, from $352.8 million at June 30, 2006. This capacity has decreased as the Bank’s one to four- family loan portfolio, the primary collateral for FHLB borrowings, has shrunk and the increase in nonperforming loans has reduced the Bank’s credit rating (and thereby increased its collateral requirements) in 2007 compared to 2006. While the Bank could pledge additional assets as collateral, the inability of the Bank to access contingency funding from the FHLB may significantly limit the Corporation’s growth and negatively affect earnings.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the six- and three-month periods ended June 30, 2007 and 2006
Liquidity and Capital Resources (continued)
The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of June 30, 2007.

	Payments due by period
	Less			More
	Than	1-3	3-5	Than
	1 year	years	years	5 years	Total
	(In thousands)

Contractual obligations:
Operating lease obligations	$160	$545	$382	$576	$1,663
Advances from the Federal Home Loan Bank	95,437	91,938	13,666	44,445	245,486
Certificates of deposit	268,269	134,633	5,362	895	409,159
Repurchase agreements	13,168	1,096	—	—	14,264
Ohio Equity Funds for Housing	—	3,528	785	520	4,833
Amount of commitments expiration per period
Commitments to originate loans:
Overdraft lines of credit	$838	$—	$—	$—	$838
Home equity lines of credit	81,674	—	—	—	81,674
Commercial lines of credit/loans in process	27,890	—	—	—	27,890
One- to four-family and multi-family loans	18,962	—	—	—	18,962
Non-residential real estate and land loans	1,690	—	—	—	1,690

Total contractual obligations	$508,088	$231,740	$20,195	$46,436	$806,459

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the six- and three-month periods ended June 30, 2007 and 2006
Liquidity and Capital Resources (continued)
Camco and the Bank are required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2007, the regulatory capital of Camco and the Bank exceeded all regulatory capital requirements.
The following tables present certain information regarding compliance by Advantage with applicable regulatory capital requirements at June 30, 2007:

			At June 30, 2007
					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
Camco:	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)

Total capital (to risk-weighted assets)	$90,149	12.07%	≥$60,341	≥8.0%	≥$75,426	≥10.0%

Tier I capital (to risk-weighted assets)	$84,012	11.14%	≥$30,170	≥4.0%	≥$45,255	≥ 6.0%

Tier I leverage	$84,012	8.05%	≥$41,742	≥4.0%	≥$52,177	≥ 5.0%

			At June 30, 2007
					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
Advantage:	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)

Total capital (to risk-weighted assets)	$85,437	11.47%	≥$60,235	≥8.0%	≥$75,294	≥10.0%
Tier I capital (to risk-weighted assets)	$79,315	10.53%	≥$30,118	≥4.0%	≥$45,176	≥ 6.0%

Tier I leverage	$79,315	7.65%	≥$41,459	≥4.0%	≥$51,824	≥ 5.0%
Federal law prohibits a financial institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the six- and three-month periods ended June 30, 2007 and 2006
Liquidity and Capital Resources (continued)
In the six months ended June 30, 2007, Camco Financial purchased 135,221 of its shares for a total cost of $1.7 million. The Corporation has continued the treasury buyback of shares as a means to better utilize capital. In June, 2007, Camco committed to participate in the issuance of $5.0 million of trust preferred securities. The issuance closed on July 31, 2007. The proceeds from the issuance will be used to fund the share repurchase plan and general corporate purposes. Camco anticipates the securities will be issued at 133 basis points above the five-year swap rate for three month LIBOR.
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

\

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the six- and three-month periods ended June 30, 2007 and 2006
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
     The following table shows the Bank’s estimated earnings sensitivity profile as of June 30, 2007:

Change in	Percentage Change in
Interest Rates	Net Interest Income
(basis points)	12 Months

+200	-11.42%
+100	-5.34%
-100	0.12%
-200	-0.50%
     The ALCO also monitors the sensitivity of the Bank’s economic value of equity (“EVE”) due to sudden and sustained changes in market rates. The ALCO monitors the change in EVE on a percentage change basis.
     The following table shows the sensitivity of EVE as of June 30, 2007:

Change in
Interest Rates	Percentage
(basis points)	change in EVE

+200	-5.44%
+100	-2.08%
-100	4.85%
-200	11.64%

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the six- and three-month periods ended June 30, 2007 and 2006
ITEM 4: Controls and Procedures
     (a) Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures are effective.
     (b) There were no changes in Camco’s internal control over financial reporting during the quarter ended June 30, 2007, which materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

Camco Financial Corporation
PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings
Not applicable

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     (c) The following table shows the total number of shares repurchased during the quarter.
Issuer Purchases of Equity Securities

			Total number of
			shares purchased as	Maximum Number of
			part of publicly	Shares that May yet
	Total number of	Average price paid	announced plans or	be Purchased Under
Period of Repurchase	shares purchased	per share	programs	the Program
April 1 — April 30	—	—	8,500	362,902
May 1 — May 31	38,061	$12.46	46,561	324,841
June 1 — June 30	53,650	$12.48	100,211	271,191
Total	91,711	$12.47	100,211	271,191

All purchases of shares during the quarter related to the 5% stock repurchase program announced March 27, 2007.

ITEM 3.	Defaults Upon Senior Securities
Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders
On April 24, 2007, Camco held its Annual Meeting of Stockholders. The only matter that was submitted to stockholders was the election of four directors for terms expiring in 2010, as follows:

	For	Withheld
Terry A. Feick	5,347,880	765,068
Susan J. Insley	5,356,291	756,657
Edward D. Goodyear	5,359,195	753,753
J. Timothy Young	5,345,798	767,150
The following directors terms continued after the meeting: Richard C. Baylor, Robert C. Dix, Paul D. Leake, Carson K. Miller, Douglas F. Mock and Jeffrey T. Tucker.

ITEM 5.	Other Information
Not applicable

ITEM 6.	Exhibits

Exhibit 3(i)	Third Restated Certificate of Incorporation of Camco Financial Corporation, as amended	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Film no. 585779 (“1999 Form 10-K”), Exhibit 3(i)

Exhibit 3(ii)	2003 Amended and Restated By-Laws of Camco Financial Corporation	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Exhibit 3(ii)

Exhibit 10(i)	Employment Agreement dated January 1, 2001, by and between Camco Financial Corporation and Richard C. Baylor	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Exhibit 10(i)

Exhibit 10(ii)	Line of Credit Agreement with Key Bank	Incorporated by reference to Camco’s form 10-Q for the quarters ended 9/30/06, Exhibit 10.(i)

Exhibit 10(iii)	Form of 2002 Salary Continuation Agreement, including individualized Schedule A’s for each participant	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (“2003 Form 10-K”), Exhibit 10(iv)

Exhibit 10(iv)	Form of 1996 Salary Continuation Agreement, including Schedule A’s for D. Edward Rugg and Edward A. Wright	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(iv)

Exhibit 10(v)	Form of Executive Deferred Compensation Agreement	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(vi)

Exhibit 10(vi)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90142, Exhibit 4.01

Exhibit 10(vii)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(vii)

Exhibit 10(viii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended Decmber 31, 2004 (“2004 Form 10-K”), Exhibit 10(viii)

Exhibit 10(ix)	Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90152, Exhibit 4.01

Exhibit 10(x)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan	Incorporated by reference to Camco’s Form 8K filed on February 2, 2005, film no. 05570393 (“2005 8-K”), Exhibit 10.5

Exhibit 10(xi)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(xi)

Exhibit 10(xii)	Camco Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90166, Exhibit 4.01

Exhibit 10(xiii)	Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to Camco’s Form S-8 filed on January 5, 2000, File Number 333-94113, Exhibit 4.01

Exhibit 10(xiv)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation	Incorporated by reference to the 2005 8K, Exhibit 10.4

1997 Stock Option Plan

Exhibit 10(xv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8K, Exhibit 10.3

Exhibit 10(xvi)	Summary of Bonus Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the Fiscal year ended 12/31/05, Exhibit 10(xvi)

Exhibit 10(xvii)	Change of Control Agreement including Attachment A listing participants	Filed herewith

Exhibit 11	Statement regarding computation of per share earnings (incorporated by reference to Note 4 on pages 11 of this form 10-Q)

Exhibit 31(i)	Section 302 Certification by Chief Executive Officer

Exhibit 31(ii)	Section 302 Certification by Chief Financial Officer

Exhibit 32(i)	Section 1350 Certification by Chief Executive Officer

Exhibit 32(ii)	Section 1350 Certification by Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMCO FINANCIAL CORPORATION (Registrant)
Date: August 6, 2007	By:	/s/ Richard C. Baylor
Richard C. Baylor
Chief Executive Officer

Date: August 6, 2007	By:	/s/ Eric S. Nadeau
Eric S. Nadeau
Chief Financial Officer