Form 10-Q
period 2007-09-30
CAMCO FINANCIAL CORP
filed 2007-11-09
CIK 16614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10 - Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
As of November 1, 2007, the latest practicable date, 7,202,095 shares of the registrant’s common stock, $1.00 par value, were outstanding.

Camco Financial Corporation

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$14,254	$13,869
Interest-bearing deposits in other financial institutions	2,696	12,673

Cash and cash equivalents	16,950	26,542
Investment securities available for sale — at fair value	46,040	56,053
Investment securities held to maturity — at cost, approximate fair value of $729 and $736 as of September 30, 2007 and December 31, 2006, respectively	708	710
Mortgage-backed securities available for sale — at fair value	51,626	51,453
Mortgage-backed securities held to maturity — at cost, approximate fair value of $2,254 and $2,734 as of September 30, 2007 and December 31, 2006, respectively	2,297	2,739
Loans held for sale — at lower of cost or market	2,733	3,664
Loans receivable — net	840,889	824,578
Office premises and equipment — net	13,007	13,200
Real estate acquired through foreclosure	3,829	3,956
Federal Home Loan Bank stock — at cost	28,722	28,722
Accrued interest receivable	6,488	6,502
Prepaid expenses and other assets	5,670	1,537
Cash surrender value of life insurance	21,509	20,921
Goodwill	6,683	6,683
Prepaid federal income taxes	509	956

Total assets	$1,047,660	$1,048,216

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$694,016	$684,782
Advances from the Federal Home Loan Bank and other borrowings	245,850	257,139
Advances by borrowers for taxes and insurance	2,150	3,484
Accounts payable and accrued liabilities	11,206	6,350
Dividends payable	1,085	1,120
Deferred federal income taxes, net	4,514	4,249

Total liabilities	958,821	957,124

Stockholders’ equity
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 14,900,000 shares; 8,834,508 and 8,832,082 shares issued at September 30, 2007 and December 31, 2006	8,835	8,832
Additional paid-in capital	59,819	59,722
Retained earnings — substantially restricted	44,351	43,954
Accumulated other comprehensive loss — unrealized gains on securities designated as available for sale, net of related tax effects	(612)	(1,225)
Less 1,632,413 and 1,369,025 shares of treasury stock at September 30, 2007 and December 31, 2006, respectively — at cost	(23,554)	(20,191)

Total stockholders’ equity	88,839	91,092

Total liabilities and stockholders’ equity	$1,047,660	$1,048,216

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income
Loans	$43,218	$40,600	$14,490	$13,860
Mortgage-backed securities	1,646	1,843	553	602
Investment securities	1,830	1,609	590	590
Interest-bearing deposits and other	2,464	2,462	801	848

Total interest income	49,158	46,514	16,434	15,900

Interest expense
Deposits	18,871	15,276	6,537	5,744
Borrowings	8,461	8,753	2,908	2,904

Total interest expense	27,332	24,029	9,445	8,648

Net interest income	21,826	22,485	6,989	7,252

Provision for losses on loans	515	1,080	200	360

Net interest income after provision for losses on loans	21,311	21,405	6,789	6,892

Other income
Late charges, rent and other	2,099	1,830	638	642
Loan servicing fees	1,030	1,067	335	354
Service charges and other fees on deposits	1,272	1,108	462	325
Gain on sale of loans	264	235	107	56
Decrease in mortgage servicing rights – net	(202)	(181)	(22)	(113)
Gain (loss) on sale of fixed assets and investments	(25)	24	(29)	23
Gain (loss) on sale of real estate acquired through foreclosure	(312)	(66)	4	(41)

Total other income	4,126	4,017	1,495	1,246

General, administrative and other expense
Employee compensation and benefits	9,884	9,383	3,477	3,200
Occupancy and equipment	2,635	2,385	891	825
Data processing	887	1,041	317	316
Advertising	1,019	842	358	319
Franchise taxes	830	759	276	285
Other operating
Postage, supplies and office expenses	1,025	1,042	322	375
Travel, training and insurance	598	568	212	190
Professional services	1,053	975	463	298
Transaction processing	710	609	233	286
Real estate owned and other expenses	467	118	220	12
Loan and deposit expenses	1,114	892	454	304

Total general, administrative and other expense	20,222	18,614	7,223	6,410

Earnings before federal income taxes	5,215	6,808	1,061	1,728

Total federal income taxes	1,521	2,194	218	608

NET EARNINGS	$3,694	$4,614	$843	$1,120

EARNINGS PER SHARE

Basic	$0.50	$0.61	$0.12	$0.15

Diluted	$0.50	$0.61	$0.12	$0.15

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net earnings	$3,694	$4,614	$843	$1,120

Other comprehensive income, net of tax:
Unrealized holding gains during the period, net of taxes $316, $287, $123and $482 for the respective periods	613	238	558	935

Comprehensive income	$4,307	$4,852	$1,401	$2,055

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
(In thousands)

	2007	2006
Cash flows from operating activities:
Net earnings for the period
Adjustments to reconcile net earnings to net cash	$3,694	$4,614
provided by operating activities:
Amortization of deferred loan origination fees	139	167
Amortization of premiums and discounts on investment and mortgage-backed securities – net	81	165
Amortization of mortgage servicing rights – net	664	705
Amortization of purchase accounting adjustments – net	—	66
Depreciation and amortization	1,052	968
Stock option expense	69	103
Provision for losses on loans	515	1,080
Loss on sale of real estate acquired through foreclosure	312	66
(Gain) loss on sale of office premises and equipment	25	(24)
Federal Home Loan Bank stock dividends	—	(1,182)
Net increase in cash surrender value of life insurance	(588)	(580)
Gain on sale of loans	(264)	(235)
Loans originated for sale in the secondary market	(32,794)	(38,501)
Proceeds from sale of loans in the secondary market	33,989	37,260
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	14	(1,065)
Prepaid expenses and other assets	248	(882)
Accrued interest and other liabilities	61	361
Federal income taxes:
Current	447	207
Deferred	(51)	(101)

Net cash provided by operating activities	7,613	3,192

Cash flows provided by (used in) investing activities:
Proceeds from maturities and calls of investment securities	29,999	2,000
Proceeds from sale of investment securities designated as available for sale	—	—
Purchase of investment securities designated as available for sale	(19,519)	(9,915)
Purchase of mortgage-backed securities designated as available for sale	(8,292)	(1,967)
Purchase of loans	(4,291)	(2,099)
Loan disbursements	(209,713)	(177,845)
Principal repayments on loans	195,226	185,039
Principal repayments on mortgage-backed securities	8,943	10,143
Purchase of office premises and equipment	(899)	(2,752)
Proceeds from sale of office premises and equipment	15	38
Proceeds from sales of real estate acquired through foreclosure	1,379	907
Additions to real estate acquired through foreclosure	—	(20)
Proceeds from redemption of life insurance	—	641

Net cash provided by (used in) investing activities	(7,152)	4,170

Net cash provided by (used in) operating and investing activities (subtotal carried forward)	461	7,362

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the nine months ended September 30,
(In thousands)

	2007	2006
Net cash provided by (used in) operating and investing activities
(subtotal brought forward)	$461	$7,326

Cash flows provided by (used in) financing activities:
Net increase in deposits	9,234	24,669
Proceeds from Federal Home Loan Bank advances	81,066	55,500
Proceeds from subordinated debentures	5,000	—
Repayment of Federal Home Loan Bank advances and other borrowings	(97,355)	(93,788)
Dividends paid on common stock	(3,332)	(3,353)
Purchase of treasury stock	(3,363)	(1,651)
Proceeds from exercise of stock options	31	—
Decrease in advances by borrowers for taxes and insurance	(1,334)	(365)

Net cash used in financing activities	(10,053)	(18,988)

Net decrease in cash and cash equivalents	(9,592)	(11,626)

Cash and cash equivalents at beginning of period	26,542	33,085

Cash and cash equivalents at end of period	$16,950	$21,459

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$27,713	$23,851

Cash paid for taxes	$1,125	$2,089

Supplemental disclosure of noncash investing activities: Recognition of mortgage servicing rights in accordance with SFAS No. 140	$446	$524

Transfer of loans to real estate acquired through foreclosure	$3,050	$1,328

Dividends declared but unpaid	$1,085	$1,120

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine- and three-month periods ended September 30, 2007 and 2006
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2006. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine- and three-month periods ended September 30, 2007, are not necessarily indicative of the results which may be expected for the entire year.

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

Allowance for Loan Losses

The procedures for assessing the adequacy of the allowance for loan losses reflect management’s evaluation of credit risk after careful consideration of all information available to management. In developing this assessment, management must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine- and three-month periods ended September 30, 2007 and 2006
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

Mortgage Servicing Rights

To determine the fair value of its mortgage servicing rights (“MSRs”) each reporting quarter, the Corporation provides information to a third party valuation firm, representing loan information in each pooling period accompanied by escrow amounts. The third party then evaluates the possible impairment of MSRs as described below.

MSRs are recognized as separate assets or liabilities when loans are sold with servicing retained. A pooling methodology, in which loans with similar characteristics are “pooled” together, is applied for valuation purposes. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that the Bank could expect to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated fair value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the MSR’s.

Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. The interest rate for net interest earned on escrow balances, which is supplied by management, takes into consideration the investment portfolio average yield as well as current short duration investment yields. Management believes this methodology provides a reasonable estimate. Mortgage loan prepayment speeds are calculated by the third party provider utilizing the Economic Outlook as published by the Office of Chief Economist of Freddie Mac in estimating prepayment speeds and provides a specific scenario with each evaluation. Based on the assumptions discussed, pre-tax projections are prepared for each pool of loans serviced. These earnings figures approximate the cash flow that could be received from the servicing portfolio. Valuation results are presented quarterly to management. At that time, management reviews the information and MSR’s are marked to lower of amortized cost or fair value for the current quarter.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine- and three-month periods ended September 30, 2007 and 2006
3.	Critical Accounting Policies (continued)

Goodwill

Management tests goodwill for impairment on an annual basis using June 30 financial information. This testing procedure is outsourced to a third party that evaluates possible impairment:

The test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying value including goodwill. The value is determined assuming a freely-negotiated transaction between a willing buyer and a willing seller, neither being under any compulsion to buy or sell and both having reasonable knowledge of relevant facts. Accordingly, to derive the fair value of the reporting unit, the following common approaches to valuing business combination transactions involving financial institutions are utilized by a third party selected by Camco: (1) the comparable transactions approach – specifically based on earnings, book, assets and deposit premium multiples received in recent sales of comparable financial institutions; and (2) the discounted cash flow approach. The application of these valuation techniques takes into account the reporting unit’s operating history, the current market environment and future prospects. As of the most recent quarter, the only reporting unit carrying goodwill is the Bank.

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

After each testing period, the third party compiles a summary of the test that is then provided to the Audit and Risk Management Committee of the Corporation’s Board of Directors for review.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

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
For the nine and three-month periods ended September 30, 2007 and 2006
4.	Earnings Per Share

Basic earnings per common share are computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation’s stock option plans. The computations are as follows:

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2007	2006	2007	2006
BASIC:
Net Earnings	$3,694	$4,614	$843	$1,120

Weighted average common shares outstanding	7,375	7,520	7,278	7,475

Basic earnings per share	$0.50	$0.61	$0.12	$0.15

DILUTED:
Net Earnings	$3,694	$4,614	$843	$1,120

Weighted average common shares outstanding	7,375	7,520	7,278	7,475
Dilutive effect of stock options	2	3	3	3

Total common shares and dilutive potential common shares	7,377	7,523	7,281	7,478

Diluted earnings per share	$0.50	$0.61	$0.12	$0.15

Anti-dilutive options to purchase 286,611 and 290,477 shares of common stock with respective weighted-average exercise prices of $15.48 and $15.51 were outstanding at September 30, 2007 and 2006, respectively, but were excluded from the computation of common share equivalents for the nine months ended, because the exercise prices were greater than average market price of the common shares.
Anti-dilutive options to purchase 281,111 and 290,477 shares of common stock with respective weighted-average exercise prices of $15.53 and $15.51 were outstanding at September 30, 2007 and 2006, respectively, but were excluded from the computation of common share equivalents for the three months ended, because the exercise prices were greater than average market price of the common shares
5.	Stock Option Plans

Effective January 1, 2006, the Corporation adopted SFAS No. 123R, “Accounting for Stock-Based Compensation,” which contains a fair-value based method for valuing stock-based compensation that measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period.

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during 2007 and 2006: dividend yields of 4.8% and 4.0%, respectively; expected volatility of 11.98% and 15.16%, respectively; risk-free interest rates of 4.81% and 4.57%, respectively, and; an expected life of ten years for all grants.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine and three-month periods ended September 30, 2007 and 2006
5.	Stock Option Plans (continued)

A summary of the status of the Corporation’s stock option plans as of September 30, 2007 and December 31, 2006, and changes during the periods ending on those dates is presented below:

	Nine months ended		Year ended
	September 30,		December 31,
	2007		2006
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of year	304,874	$15.20	224,636	$15.71
Granted	26,920	12.34	87,013	14.08
Exercised	(2,427)	12.50	(2,243)	8.92
Forfeited	(6,769)	14.71	(4,532)	15.23

Outstanding at end of period	322,598	$15.09	304,874	$15.20

Options exercisable at end of period	255,400	$15.21	222,333	$15.37

Weighted-average fair value of options granted during the period		$1.22		$2.09

     The following information applies to options outstanding at September 30, 2007:

Number outstanding	2,884
Range of exercise prices	$8.92 – 9.75

Number outstanding	120,079
Range of exercise prices	$11.36 – 14.16

Number outstanding	199,635
Range of exercise prices	$14.55 – 17.17

Weighted-average exercise price	$15.09
Weighted-average remaining contractual life	6.68 yrs
6.	Forward Looking Statements

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” “may,” “might,” “intends,” “could,” and similar expressions as they relate to Camco, the Bank, or management are intended to identify such forward looking statements. Camco’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
For the nine and three-month periods ended September 30, 2007 and 2006
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview:
Camco’s net earnings for the quarter ended September 30, 2007, of $843,000, or $0.12 per share, compared to net earnings of $1.1 million, or $0.15 per share, for the same quarter in 2006. Assets totaled $1.0 billion at September 30, 2007.
For the nine months ended September 30, 2007, Camco reported net earnings of $3.7 million compared to $4.6 million of net earnings in 2006. Earnings per share for the nine months ended September 30, 2007 and 2006, were $0.50 and $0.61, respectively.
The following key items summarize the Company’s financial results and operational initiatives during the third quarter of 2007:
•	The Company closed its residential loan production offices in Canton, Ohio, and Huntington, West Virginia due to deteriorating market conditions;

•	Management combined retail banking regions from four to two;

•	Loans receivable increased $4.0 million;

•	Total deposits increased $12.0 million; retail deposits increased by $6.0 million;

•	Nonperforming assets increased $3.0 million to 2.32% of assets;

•	Net charge-offs totaled $967,000 ;

•	Camco issued $5.0 million of trust preferred securities to support its previously announced share repurchase program; and

•	A quarterly dividend of $0.15 per share was declared.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)
The following commentary highlights the status of important initiatives related to the execution of Camco’s strategic plan.
Balance Sheet Transformation: Camco continues to execute and manage its long-term strategic plan of transforming the balance sheet primarily through increasing commercial, commercial real estate and consumer loan portfolios and aggregating core deposits in order to diminish reliance on non-core funding. Camco hired two commercial loan officers during the third quarter. Management is in the process of restructuring the Company’s Retail Banking line of business, including the assessment of key personnel, the development of attractive business checking products and the implementation of business development officers who will be charged with aggregating small business and retail deposits.
Commercial and consumer loans increased $3.0 million and $5.4 million, respectively, during the third quarter. Commercial and consumer loans comprised 52.3% of the loan portfolio at September 30, 2007, compared to 49.1% at December 31, 2006. Core deposits (defined as transaction, savings and money market accounts) comprised 40.2% of deposits at September 30, 2007, compared to 38.5% at December 31, 2006.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
For the nine and three-month periods ended September 30, 2007 and 2006
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)
Share Repurchase Plan: In April 2007, Camco announced the renewal of a share repurchase plan that authorized the buyback of up to 5% of Camco’s common stock. During the first nine months of 2007, Camco repurchased 263,388 shares of common stock. Camco may purchase an additional 143,024 shares under this plan. In July 2007, the Company issued $5.0 million of trust preferred securities to fund the share repurchase plan and for general corporate purposes.
Branch Optimization and Profitability Improvement Initiatives: During the second quarter of 2007, Camco initiated an internal and external review of its organizational structure, banking office network, sales delivery channels and processes. The review focused on operational process efficiency, noninterest income enhancement and branch delivery. Camco began implementing the results of this initiative in the third quarter of 2007.
The closure of the loan production offices and the consolidation of two regions are part of this plan. On October 23, 2007, management and the board of directors approved the closure of one banking office in the Company’s Northern Kentucky market, subject to regulatory approval. The Company has two other banking offices within three miles of the location to be closed. Management does not anticipate material loss of deposits as 85% of the deposits assigned to this office were time deposit or money market accounts and the level of transactions and the number of customers serviced by this office are very low. Management anticipates the banking office closure will be completed by January 31, 2008. Management expects the employees to be absorbed in other open positions within the Company.
Management has dispatched a project team to address, plan and implement the operational and communicative tasks necessary to improve fee collection and address pricing of deposit and loan services. Camco expects to see the benefits of this noninterest income initiative throughout 2008. Additional improvement in earnings is expected to come from several noninterest expense reduction and operational efficiency projects.
Discussion of Financial Condition Changes from December 31, 2006 to September 30, 2007
At September 30, 2007, Camco’s consolidated assets totaled $1.0 billion, a decrease of $556,000 from the December 31, 2006, total. The decrease in total assets was comprised primarily of decreases in cash and cash equivalents and investments available for sale, offset partially by the increase of loans receivable and other assets.
Management expects total asset growth to be limited in the near term as growth in deposits would most likely be used to reduce outstanding borrowings. Further deterioration of the residential loan market in the midwest may result in a shift in the loan portfolio toward commercial and consumer loans.
Cash and interest-bearing deposits in other financial institutions totaled $17.0 million at September 30, 2007, a decrease of $9.6 million, or 36.1%, from December 31, 2006 levels. Investment securities totaled $46.7 million at September 30, 2007, a decrease of $10.0 million, or 17.6%, from the total at December 31, 2006. Approximately $27.0 million of the Corporation’s investment securities portfolio matured during 2007, while $2.0 million were called. Purchases of $20.0 million were comprised primarily of intermediate-term notes issued by U.S. Government sponsored enterprises with an average yield of 5.16%. Investments available for sale were purchased during the first nine months to provide collateral for public funds.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the nine- and three-month periods ended September 30, 2007 and 2006
Discussion of Financial Condition Changes from December 31, 2006 to September 30, 2007 (continued)
Mortgage-backed securities totaled $53.9 million at September 30, 2007, a decrease of $269,000, or .5%, from December 31, 2006. The decrease was primarily attributable to principal repayments totaling $8.9 million during the nine-month period ended September 30, 2007, which were offset by purchases of $8.3 million. The yield on mortgage-backed securities purchased during the period was 5.58%. All of the securities purchased were classified as available for sale.
Management has used the cash flows generated by maturing investment securities to reduce borrowings and to fund loan growth. Management anticipates the investment and mortgage-backed securities portfolios will decline further as maturities will be used to reduce borrowings. Additionally, management is implementing a product strategy to reduce the level of collateralized deposits from public fund entities but retain noncollateralized deposits.
Loans receivable, including loans held for sale, totaled $843.6 million at September 30, 2007, an increase of $15.4 million, or 1.9%, from December 31, 2006. The increase resulted primarily from loan disbursments and purchases totaling $246.8 million, which were offset by principal repayments of $195.2 million and loan sales of $33.7 million. The volume of loans originated and purchased during the first nine months of 2007 increased compared to the 2006 period by $28.4 million, or 13.0%, while the volume of loan sales decreased by $3.3 million, or 8.9%, period to period. The number of loans originated for sale in the secondary market continues to decline as long term rates have risen and the economy slows. Loan originations during the nine-month period ended September 30, 2007, were comprised primarily of $102.1 million of loans secured by one- to four-family residential real estate, of which $33.7 million were sold, $81.6 million in commercial loans and $64.9 million in consumer and other loans. Management intends to continue to expand its consumer and commercial real estate lending in future periods as a means of increasing the yield on its loan portfolio. In the near term however, lending volumes of acceptable risk and loan types are expected to diminish and loan repayments will be used to redirect borrowings and build liquidity.
The allowance for loan losses totaled $6.3 million and $7.1 million at September 30, 2007 and December 31, 2006, respectively, representing 30.6% and 38.5% of nonperforming loans, respectively, at those dates. Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $20.5 million and $17.7 million at September 30, 2007 and December 31, 2006, respectively, constituting 2.42% and 2.23% of total net loans, including loans held for sale, at those dates. Net charge-offs totaled $1.4 million during the first nine months of 2007. Net charge offs were comprised mainly of multi-family loans, 1-4 family loans and home equity lines of credit, which totaled $662,000, $470,000 and $177,000, respectively.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2007 and 2006
Discussion of Financial Condition Changes from December 31, 2006 to September 30, 2007 (continued)
     The following table details nonperforming and delinquent loans at the end of the third and second quarters of 2007:

In thousands	September 30, 2007			June 30, 2007
		90+ days		30 - 89	90+ days
	30 - 89 days	delinquent,		days	delinquent,
	delinquent	accruing	Nonaccrual	delinquent	accruing	Nonaccrual
Construction/Development	$811	$—	$2,133	$473	$—	$—
HELOC and second mortgage	834	—	1,133	1,309	—	845
1-4 Family	6,506	—	10,076	4,999	—	8,379
Multifamily	139	—	1,204	—	—	4,117
Commercial	1,903	1,141	5,402	2,684	—	4,723
Consumer and other	1,666	—	503	754	—	160

Total	$11,859	$1,141	20,451	$10,219	$—	$18,224
Loans delinquent greater than 30 days but less than 90 days totaled $11.9 million at September 30, 2007, compared to $13.8 million at December 31, 2006, a decrease of $1.9 million, or 13.8%. In July of 2007, additional collection personnel were hired to strengthen, broaden and continue collection efforts and help mitigate losses on non-performing loans and foreclosures, which contribute to the decrease in delinquencies. Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances at September 30, 2007, there can be no assurance that increased provisions will not be necessary in future periods, which could adversely affect Camco’s results of operations.
Deposits totaled $694.0 million at September 30, 2007, an increase of $9.2 million, or 1.3%, from the total at December 31, 2006. The increase in deposits was primarily due to a $22.6 million increase of money market accounts which was partially offset by an $8.3 million decrease in savings accounts and a $7.5 million decrease in certificates of deposit.
The increase in money market accounts is a result of savings account customers shifting to higher-yielding money market accounts. Additionally, a public fund moved approximately $6.6 million from a maturing certificate of deposit to a money market account. The bank has moved to reduce its money market account yields in conjunction with recent Federal Reserve Bank discount rate and Federal Funds rate decreases.
Federal Home Loan Bank (FHLB) advances and other borrowings totaled $245.9 million at September 30, 2007, a decrease of $11.3 million, or 4.4%, from the total at December 31, 2006. The decrease in borrowings was primarily due to the continuing effort of increasing deposits to fund the balance sheet instead of using borrowings. On July 30, 2007, Camco formed a special purpose entity, Camco Statutory Trust I, for the sole purpose of issuing $5.0 million of trust preferred securities. Proceeds from this issuance will be used to support Camco’s share repurchase program and general corporate purposes.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2007 and 2006
Discussion of Financial Condition Changes from December 31, 2006 to September 30, 2007 (continued)
Stockholders’ equity totaled $88.8 million at September 30, 2007, a decrease of $2.3 million from December 31, 2006. The decrease resulted primarily from dividends of $3.3 million and the purchase of $3.4 million in treasury stock, which were offset partially by net earnings of $3.7 million and a decrease of $613,000 in unrealized losses on securities.
General
Camco’s net earnings for the nine months ended September 30, 2007, totaled $3.7 million, a decrease of $920,000, or 19.9%, from the $4.6 million of net earnings reported in the comparable 2006 period. Earnings per share totaled $0.50 and $0.61 in 2007 and 2006, respectively. The decrease in earnings was primarily due to the increase of $1.6 million in general, administrative and other expenses coupled with the decrease of $659,000 in net interest income which was offset partially by a $673,000 decrease in the provision for federal taxes and a $565,000 decrease in the provision for losses on loans.
Interest Income
Total interest income amounted to $49.2 million for the nine months ended September 30, 2007, an increase of $2.6 million, or 5.7%, compared to the nine-month period ended September 30, 2006, generally reflecting the effects of an increase in yield on total interest-earning assets of 47 basis points, offset partially by a $19.2 million, or 1.9%, decrease in the average balance of interest-earning assets. The increase in the yield on assets resulted from a higher rate environment in 2007 and a shift in the loan portfolio composition from conventional single family residential loans to higher-yielding commercial and consumer loans. Additionally, loans comprised 83.7% and 82.8% of interest-earning assets in 2007 and 2006, respectively.
Interest income on loans totaled $43.2 million for the nine months ended September 30, 2007, an increase of $2.6 million or 6.5% from the comparable 2006 period. The increase resulted primarily from a 47 basis point increase in the average yield to 6.88% from 6.41% in 2006, offset by a decrease in the average balance outstanding of $7.2 million or .8% from the 2006 period. The prime rate increased three times, or 75 basis points, during the first nine months of 2006. Approximately 19.0% of our loan portfolio at September 30, 2007, was scheduled to reprice based on changes in the prime rate. The increase in the prime rate was a key driver for the increase in the yield on loans in 2007. However, the prime rate fell 50 basis points in September 2007 and another 25 basis points in early November. Further declines in the prime rate may negatively affect the yield on loans.
Interest income on mortgage-backed securities totaled $1.6 million for the nine months ended September 30, 2007, a $197,000, or 10.7%, decrease from the 2006 period. The decrease was due primarily to an $8.2 million or 13.8% decrease in the average balance outstanding in the 2007 period, offset partially by a 15 basis point increase in the average yield to 4.25%. Interest income on investment securities increased by $221,000, or 13.7%, due primarily to a 44 basis point increase in the average yield, to 4.50% in the 2007 period, coupled with an increase of $1.3 million, or 2.5%, in the average balance outstanding. The yield on the investment and mortgage-backed securities portfolio has increased in 2007 as some cash flows from maturities and principal payments have been reinvested in higher-yielding securities

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2007 and 2006
Comparison of Results of Operations for the Nine Months Ended September 30, 2007 and 2006 (continued)
Interest Expense
Interest expense on deposits totaled $18.9 million for the nine months ended September 30, 2007, an increase of $3.6 million or 23.5% compared to the same period in 2006, due primarily to a 71 basis point increase in the average cost of deposits to 3.87% in the current period coupled with an $5.9 million or .9% increase in average deposits outstanding. Interest expense on borrowings totaled $8.5 million for the nine months ended September 30, 2007, a decrease of $293,000 or 3.4% from the same 2006 nine-month period. The decrease resulted primarily from a $31.8 million or 11.0% decrease in the average balance outstanding year to year, offset partially by a 35 basis point increase in the average cost of borrowings to 4.38%. The cost of borrowings has increased in 2007, as $25.0 million of low-rate convertible advances from the FHLB were called by the FHLB. These borrowings carried an average rate of 3.75% and were repaid with higher costing advances.
Net Interest Income
As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $659,000, or 2.9% to a total of $21.8 million for the nine months ended September 30, 2007. The interest rate spread decreased to 2.53% at September 30, 2007, from 2.65% at September 30, 2006, while the net interest margin decreased to 2.90% for the nine months ended September 30, 2007, compared to 2.94% for the 2006 period.
Margin pressure is a challenge due to the cost of funds increasing at a faster rate than the yield on assets. At the same time, the loan portfolio has not grown at a fast enough pace to offset the tighter spreads. While loan growth has improved, management continues to diversify the portfolio by encouraging continued growth in commercial and consumer loan balances. This strategy should improve net interest margin as these types of loans are normally higher-yielding assets than convential mortgage loans and investment securities.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2007 and 2006
Comparison of Results of Operations for the Nine Months Ended September 30, 2007 and 2006 (continued)
AVERAGE BALANCE, YIELD, RATE AND VOLUME DATA
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

	For the nine months ended September 30,
		2007			2006
	Average	Interest	Average	Average	Interest	Average
	outstanding	earned/	yield/	outstanding	earned/	yield/
	balance	paid	rate	balance	paid	rate
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$837,956	$43,218	6.88%	$845,159	$40,600	6.41%
Mortgage-backed securities (2)	51,677	1,646	4.25	59,914	1,843	4.10
Investment securities (2)	54,224	1,830	4.50	52,900	1,609	4.06
Interest-bearing deposits and other interest-earning assets	58,024	2,464	5.66	63,120	2,462	5.20

Total interest-earning assets	$1,001,881	49,158	6.54	$1,021,093	46,514	6.07

Interest-bearing liabilities:
Deposits	$650,946	$18,871	3.87	$644,990	$15,276	3.16
Other borrowings	257,564	8,461	4.38	289,400	8,753	4.03

Total interest-bearing liabilities	$908,510	27,332	4.01	$934,390	24,029	3.43

Net interest income/Interest rate spread		$21,826	2.53%		$22,485	2.65%

Net interest margin (3)			2.90%			2.94%

Average interest-earning assets to average interest-bearing liabilities			110.3%			109.3%

(1)	Includes nonaccrual loans and loans held for sale.

(2)	Includes securities designated as available for sale.

(3)	Net interest income as a percent of average interest-earning assets.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectability of the Bank’s loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $515,000 for the nine months ended September 30, 2007, a decrease of $565,000 or 52.3%, to the comparable period in 2006. Nonperforming, delinquent and classified loans increased $4.8 million, or 21.0% during the first nine months of 2006, but have stabilized in 2007, increasing $1.0 million since December 31, 2006. Therefore, the provision for loan losses has decreased in 2007. Additionally, actual losses during the third quarter of 2007 were less than management anticipated.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2007 and 2006
Comparison of Results of Operations for the Nine Months Ended September 30, 2007 and 2006 (continued)
Other Income
Other income totaled $4.1 million for the nine months ended September 30, 2007, an increase of $109,000, or 2.7%, from the comparable 2006 period. The increase in other income was primarily attributable to a $269,000 or 14.7% increase in late charges, rent and other income and a $164,000, or 14.8%, increase in service charges and other fees on deposits, partially offset by a $246,000, increase in the net loss on sale of real estate acquired through foreclosure.
The increase in late charges, rent and other was partially due to a management decision in the first quarter of 2006 to discontinue the accrual of late charges on commercial loans and move to a method that will recognize late charges as income when collected. This decision resulted in a decrease in other income of $166,000 for the 2006 period.
The increase in service charges and other fees on deposits was primarily due to increased checking service and overdraft and non-sufficient fund fees and more checking accounts in 2007. As noted earlier, initiatives to increase fee collection and improve the Company’s current fee structure are being implemented to place more emphasis on this vital revenue stream.
In 2007, the net loss on real estate acquired through foreclosure can be attributed to a $334,000 loss on a single commercial property that secured a loan to which the Company was a participant. Management was unable to directly control the actions of the bank that originated the loan and subsequently executed a sale of that property. Excluding this single event, the Corporation has realized a net gain on the sale of foreclosed real estate of $22,000. This reflects the diligence of the Corporation’s Credit Administration team to mitigate losses on foreclosures.
General, Administrative and Other Expense
General, administrative and other expense totaled $20.2 million for the nine months ended September 30, 2007, an increase of $1.6 million, or 8.6%, from 2006. The increase in general, administrative and other expense was due primarily to a $501,000, or 45.3%, increase in employee compensation and benefits, a $349,000, or 295.8%, increase in real estate owned and other expenses, a $249,000 or 10.4% increase in occupancy and equipment, a $222,000 or 25.0% increase in loan and deposit expenses and a $177,000, or 21.0%, increase in advertising expenses.
The increase in employee compensation and benefits is due to several key hires within mid-management of the Corporation, including commercial lenders. Loan collections staff has been hired in 2007 to improve our monitoring and collection of delinquent loans. The Company has launched two banking offices, since the third quarter of 2006, which increased personnel expenses in 2007. Management combined two retail banking regions and closed two loan production offices in the third quarter of 2007. While these changes are expected to decrease compensation expense in the future, one-time severance costs related to these exit activities totaled $181,000 in 2007. These increases were offset partially by the adjustment of a post-retirement accrual due to the departure of a member of senior management in June 2007.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2007 and 2006
Comparison of Results of Operations for the Nine Months Ended September 30, 2007 and 2006 (continued)
General, Administrative and Other Expense (continued)
The occupancy and equipment increase is primarily due to the opening of two banking offices located in Mason and London, Ohio. Advertising is also higher in 2007 as a result of the banking office launch in London coupled with new depository products and direct mail campaigns. Management has undertaken a merchandising campaign to standardize and improve the sales process in the Bank’s offices. The increase in deposit expenses was primarily due to correspondent bank service charges and transaction account expenses.
While expenses have increased due to the addition of a number of revenue producing positions and the opening of two banking offices, management believes these investments in personnel and property are imperative to Camco’s growth strategy. However, when new banking offices are opened, some time is needed to absorb the cost and create more revenue in these new markets.
Data processing expense is lower in 2007 as the Bank underwent a core processing conversion in 2006. Management has also implemented cost saving initiatives in its telecommunications and information technology services. The increase in loan and deposit expense is primarily due to a $174,000 charge taken during the quarter relating to the repurchase of $1.3 million of residential real estate loans. The increase in professional services is due to consulting services and recruiting costs.
The increase in real estate owned and other expenses was due to higher levels of foreclosures in 2007 and amortization of the Bank’s investment in affordable housing partnerships. The Corporation receives tax credits and benefits through its investment in these partnerships.
Federal Income Taxes
The provision for federal income taxes totaled $1.5 million for the nine months ended September 30, 2007, a decrease of $673,000, or 30.7%, compared to the nine months ended September 30, 2006. This decrease was primarily attributable to a $1.6 million, or 23.4%, decrease in pre-tax earnings coupled with tax credits relating to investments in affordable housing partnerships. The Corporation’s effective tax rates amounted to 29.2% and 32.4% for the nine-month periods ended September 30, 2007 and 2006, respectively.
Comparison of Results of Operations for the Three Months Ended September 30, 2007 and 2006
General
Camco’s net earnings for the three months ended September 30, 2007, totaled $843,000, a decrease of $277,000, or 24.7%, from the $1.1 million of net earnings reported in the comparable 2006 period. Earnings per share totaled $0.12 and $0.15 in 2007 and 2006, respectively. The decrease in earnings was primarily attributable to an increase of $813,000, or 12.7%, in general, administrative and other expense offset partially by an increase of $249,000, or 20.0%, in other income and a $390,000, or 64.1%, decrease in the provision for federal taxes.
Interest Income
Total interest income amounted to $16.4 million for the three months ended September 30, 2007, an increase of $534,000, or 3.4%, compared to the three-month period ended September 30, 2006, generally reflecting the effects of an increase in yield on total interest-earning assets of 35 basis points, from 6.22% in the 2006 period to 6.57% in the 2007 period, which was offset partially by a $20.8 million, or 2.0%, decrease in the average balance of interest-earning assets outstanding quarter to quarter.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2007 and 2006
Comparison of Results of Operations for the Three Months Ended September 30, 2007 and 2006 (continued)
Interest Income (continued)
Interest income on loans totaled $14.5 million for the three months ended September 30, 2007, an increase of $630,000, or 4.6%, from the comparable 2006 period. The increase resulted primarily from a 30 basis point increase in the average yield to 6.87% from 6.57% in 2006 coupled with an increase in the average balance outstanding of $729,000, or .1% in the 2007 quarter. Interest income on mortgage-backed securities totaled $553,000 for the three months ended September 30, 2007, a $49,000 or 8.1% decrease from the 2006 quarter. The decrease was due primarily to an $6.1 million or 10.6% decrease in the average balance outstanding in the 2007 period, partially offset by a 12 basis point increase in the average yield to 4.32% for the 2007 period. Interest income on investment securities remained the same at $590,000, due primarily to a 50 basis point increase in the average yield to 4.67% was offset by a $6.1 million decrease in the average balance outstanding. Interest income on other interest-earning assets decreased by $47,000 due to a $9.4 million or 14.6% decrease in the average balance outstanding offset somewhat by a 55 basis point increase in the average yield to 5.82% compared to 5.27% for the three months ended September 30, 2006.
In November 2007, management discovered that the accretion of deferred fees on a construction loan had been overstated since September 2006. Camco’s management has determined that the amount by which loans receivable and the related interest income on loans was overstated is not material to any previously issued financial statements. Accordingly, Camco corrected the overstatement by recording a $225,000 adjustment of the cumulative amount of the prior overstatements in the third quarter of 2007. The following table discloses management’s estimates of the impact on interest income on loans for the previously reported quarters.

2006 Q3	2006 Q4	2007 Q1	2007 Q2
$10,000	$43,000	$67,000	$105,000

Interest Expense
Interest expense on deposits totaled $6.5 million for the three months ended September 30, 2007, an increase of $793,000 or 13.8% compared to the same quarter in 2006, due primarily to a 52 basis point increase in the average cost of deposits to 4.02% in the current quarter, while certificates of deposit comprised a smaller percentage of the Corporation’s deposit portfolio in 2007, highly-competitive money market account balances and rates increased significantly and comprised a larger share of the deposit portfolio in 2007. Management expects the marginal cost of deposits to decline with the decrease in general market rates in the second half of 2007. However, competition for deposits may limit management’s ability to reduce the cost of deposits proportionately to falling loan yields.
Interest expense on borrowings totaled $2.9 million for the three months ended September 30, 2007, an increase of $4,000, or 0.1%, from the same 2006 three-month period. The increase resulted primarily from a 35 basis point increase in the average cost of borrowings to 4.54% year to year offset partially by a $21.2 million or 7.7% decrease in the average balance outstanding. In June, 2007, Camco committed to participate in the issuance of $5.0 million of trust preferred securities. The issuance closed on July 31, 2007. The proceeds from the issuance will be used to fund the share repurchase plan and general corporate purposes. The securities were issued at 133 basis points above the five-year swap rate for three month LIBOR and contributed to $57,000 of expense in the third quarter of 2007.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2007 and 2006
Comparison of Results of Operations for the Three Months Ended September 30, 2007 and 2006 (continued)
Net Interest Income
As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $263,000, or 3.6%, to a total of $7.0 million for the three months ended September 30, 2007. The interest rate spread decreased to 2.40% at September 30, 2007, from 2.52% at September 30, 2006, while the net interest margin decreased to 2.79% for the three months ended September 30, 2007, compared to 2.84% for the 2006 period.
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

	For three months ended September 30,
		2007			2006
	Average	Interest	Average	Average	Interest	Average
	outstanding	earned/	yield/	outstanding	earned/	yield/
(Dollars in thousands)	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Loans receivable (1)	$844,101	$14,490	6.87%	$843,372	$13,860	6.57%
Mortgage-backed securities (2)	51,225	553	4.32	57,311	602	4.20
Investment securities (2)	50,539	590	4.67	56,634	590	4.17
Interest-bearing deposits and other interest-earning assets	55,006	801	5.82	64,387	848	5.27

Total interest-earning assets	$1,000,871	16,434	6.57	$1,021,704	15,900	6.22

Interest-bearing liabilities:
Deposits	$650,830	6,537	4.02	$656,621	5,744	3.50
FHLB advances	256,078	2,908	4.54	277,325	2,904	4.19

Total interest-bearing liabilities	$906,908	9,445	4.17	$933,946	8,648	3.70

Net interest income/Interest rate spread		$6,989	2.40%		$7,252	2.52%

Net interest margin (3)			2.79%			2.84%

Average interest-earning assets to average interest-bearing liabilities			110.5%			109.4%

(1)	Includes nonaccrual loans and loans held for sale.

(2)	Includes securities designated as available for sale.

(3)	Net interest income as a percent of average interest-earning assets.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2007 and 2006
Comparison of Results of Operations for the Three Months Ended September 30, 2007 and 2006 (continued).
Provision for Losses on Loans
Management recorded a provision for losses on loans totaling $200,000 for the three months ended September 30, 2007, compared to $360,000 in the 2006 period. The provision for losses on loans was higher in 2006 as we experienced a sharp increase in delinquent and classified loans during that period. While nonperforming and classified loans remained high in 2007, management believes the allowance for loan losses was adequately reserved for probable, incurred losses inherent in the loan portfolio at September 30, 2007.
Other Income
Other income totaled $1.5 million for the three months ended September 30, 2007, an increase of $249,000, or 20.0%, from the comparable 2006 period. The increase in other income was primarily attributable to a $137,000, or 42.2%, increase in service charges and fees on deposits and a $51,000, or 91.1% increase in gain on sale of loans.
The increase in service charges and fees on deposits is primarily due to increased checking service and overdraft and non-sufficient fund fees.
The increase in gain on sale of loans was due to an increase in the volume of loans sold of $2.8 million, or 29.4%, from the volume of loans sold in the 2006 period and the implementation of a new loan product in 2007 that yielded a higher price premium.
General, Administrative and Other Expense
General, administrative and other expense totaled $7.2 million for the three months ended September 30, 2007, an increase of $813,000, or 12.7%, from the comparable quarter in 2006. The increase in general, administrative and other expense was due primarily to an increase of $277,000, or 8.7%, in employee compensation and benefits, a $208,000, increase in real estate owned and other expenses, a $150,000 or 49.3% increase in loan and deposit expense and a $165,000, or 55.4%, increase in professional services.
The increase in employee compensation and benefits is also due to several key hires within mid-management of the Corporation as well as commercial lenders in the markets we serve. Loan collections staff has been hired in order to improve our monitoring and collection of delinquent loans and two banking offices have been opened since the third quarter of 2006. Additionally, the Corporation incurred severance charges of $181,000 during the third quarter of 2007 due to the closure of two residential mortgage loan production offices and the consolidation of two retail banking regions.
The increase in real estate owned and other expenses was due to increased foreclosures and unemployment continuing to rise in Ohio. The increase in loan and deposit expense is primarily due to a $174,000 charge taken during the quarter relating to the repurchase of $1.3 million of residential real estate loans. The increase in professional services is due to consulting services and recruiting costs.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2007 and 2006
Comparison of Results of Operations for the Three Months Ended September 30, 2007 and 2006 (continued).
Federal Income Taxes
The provision for federal income taxes totaled $218,000 for the three months ended September 30, 2007, a decrease of $390,000, or 64.1%, compared to the three months ended September 30, 2006. This decrease was primarily attributable to a $668,000, or 38.7%, decrease in pre-tax earnings coupled with tax credits relating to the Bank’s investment in affordable housing partnerships. The Corporation’s effective tax rates amounted to 20.1% and 35.2% for the three-month periods ended September 30, 2007 and 2006, respectively.
Liquidity and Capital Resources
“Liquidity” refers to the Corporation’s ability to fund loan demand and deposit withdrawal requests, to pay dividends to shareholders and to meet other commitments and contingencies. The purpose of liquidity management is to ensure sufficient cash flow to meet all of Camco’s financial commitments and to capitalize on opportunities for business expansion in the context of managing interest rate risk exposure. This ability depends on Camco’s financial strength, asset quality and the types of deposit and loan instruments offered to customers.
Management monitors and assesses liquidity needs daily in order to meet deposit withdrawals, loan commitments and expenses. Camco’s liquidity contingency funding plan identifies liquidity thresholds and red flags that may evidence liquidity concerns or future crises. The contingency plan details specific actions to be taken by management and the Board of Directors. It also identifies sources of emergency liquidity, both asset and liability-based, should Camco encounter a liquidity crisis. In conjunction with the Corporation’s asset/liability and interest rate risk management activities, Camco’s management actively monitors liquidity risk and analyzes various scenarios that could impact or impair Camco’s ability to access emergency funding during a liquidity crisis.
Liquid assets consist of cash and interest-bearing deposits in other financial institutions, investments and mortgage-backed securities. Approximately $48.2 million, or 49.0%, of the Corporation’s investment and mortgage backed securities portfolio is expected to mature or prepay within twelve months of September 30, 2007. While these maturities could provide a significant source of liquidity in the short term, the significant level of public funds deposits and repurchase agreements limits the ability of management to use these funds freely due to the collateral requirements of such deposits and repurchase agreements. Deposits of state and local political subdivision deposits equaled $65.5 million at September 30, 2007 and $65.8 million at December 31, 2006. Management is implementing a product strategy to attract public fund deposits without the need for collateral.
Additional sources of liquidity include deposits, borrowings and principal and interest repayments on loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions, and competition and are difficult to predict.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Liquidity and Capital Resources (continued)
Approximately $285.9 million of the Corporation’s certificate of deposit portfolio is scheduled to mature within twelve months of September 30, 2007. Depositors have shown a preference toward short term certificates or other issuances less than 18 months due to the inverted yield curve environment that persisted through most of 2007. This places additional liquidity pressure on the Corporation as competition for deposits is very strong in Ohio, Kentucky and West Virginia. A material loss of these short-term deposits could force the Corporation to seek funding through contingency sources, which may negatively impact earnings.
Federal Home Loan Bank (FHLB) advances are another funding source. In the past, the Corporation has depended heavily on borrowings to fund balance sheet growth. While significant strategic and tactical focus is being placed on deposit growth currently, borrowings and additional borrowing capacity at the FHLB are still vital sources of liquidity and growth funding. The Corporation had approximately $84.1 million of additional borrowing capacity available as of September 30, 2007. The Bank’s total borrowing capacity at the FHLB is dependent on the level of collaterizable assets held by the Bank and the Bank’s credit rating with the FHLB. The Bank’s total borrowing capacity with the FHLB decreased to $311.1 million at September 30, 2007, from $316.5 million at September 30, 2006. This capacity has decreased as the Bank’s one to four- family loan portfolio, the primary collateral for FHLB borrowings, has shrunk and the increase in nonperforming loans has reduced the Bank’s credit rating (and thereby increased its collateral requirements) in 2007 compared to 2006. While the Bank could pledge additional assets as collateral, the inability of the Bank to access contingency funding from the FHLB may significantly limit the Corporation’s growth and negatively affect earnings.
The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of September 30, 2007.

	Payments due by period
	Less			More
	than	1-3	3-5	than
	1 year	years	years	5 years	Total
			(In thousands)
Contractual obligations:
Advances from the Federal Home Loan Bank	$79,427	$92,478	$18,657	$36,371	$226,933
Certificates of deposit	285,860	123,346	5,023	852	415,081
Repurchase Agreements	13,144	773	—	—	13,917
Subordinated debentures (1)	—	—	—	5,000	5,000
Operating lease obligations	76	551	389	618	1,634
Ohio Equity Funds for Housing Limited Partnership	789	2,777	700	540	4,806

Amount of commitments per period
Commitments to originate loans:
Overdraft lines of credit	882	—	—	—	882
Home equity lines of credit	79,586	—	—	—	79,586
Commercial lines of credit	23,984	—	—	—	23,984
One— to four—family and multi—family loans	18,205	—	—	—	18,205
Non—residential real estate, commercial and land loans	573	—	—	—	573

Total contractual obligations	$502,526	$219,925	$24,769	$43,381	$790,601

(1)	The subordinated debentures are redeemable at par, at Camco’s option, commencing September 15, 2012. The debentures mature on September 15, 2037.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Liquidity and Capital Resources (continued)
Camco and Advantage are required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2007, the Corporation exceeded all minimum regulatory capital requirements.
The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at September 30, 2007:
          Camco:

					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital
(to risk-weighted assets)	$93,422	12.18%	≥$61,350	≥8.0%	≥$76,687	≥10.0%
Tier I capital
(to risk-weighted assets)	$87,169	11.37%	≥$30,675	≥4.0%	≥$46,012	≥ 6.0%
Tier I leverage	$87,169	7.69%	≥$45,320	≥4.0%	≥$56,650	≥ 5.0%
          Advantage:

					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital
(to risk-weighted assets)	$85,828	11.21%	≥$61,244	≥8.0%	≥$76,547	≥10.0%
Tier I capital
(to risk-weighted assets)	$79,575	10.39%	≥$30,622	≥4.0%	≥$45,933	≥ 6.0%
Tier I leverage	$79,575	7.67%	≥$41,483	≥4.0%	≥$51,854	≥ 5.0%
Additionally, federal law prohibits a financial institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized.
The payment of dividends by Advantage Bank to its parent and by Camco Financial Corporation to shareholders is subject to restriction by regulatory agencies. These restrictions normally limit dividends from the Bank to the sum of the Bank’s current and prior two years’ earnings, as defined by the agencies.
In the nine months ended September 30, 2007, Camco Financial purchased 263,388 of its shares for a total cost of $3.4 million. The Corporation has continued the treasury buyback of shares as a means to better utilize capital. On July 31, 2007, Camco issued $5.0 million of trust preferred securities through the creation of a statutory trust special purpose entity. The proceeds from the issuance will be used to fund the share repurchase plan and general corporate purposes. The securities may be included in Camco’s regulatory capital ratio calculations.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
ITEM 3: Quantitative and Qualitative Disclosures about Market Risk
The objective of the Bank’s interest rate risk management function is to maintain consistent growth in net interest income within the Bank’s policy limits. This objective is accomplished through management of the Bank’s balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates and customer preferences.
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

Camco Financial Corporation
ITEM 3: Quantitative and Qualitative Disclosures about Market Risk (continued)
The following table shows the Bank’s estimated earnings sensitivity profile as of September 30, 2007:

Change in	Percentage Change in
Interest Rates	Net Interest Income
(basis points)	12 Months
+200	-7.09%
+100	-3.05%
-100	-1.90%
-200	-4.11%
The ALCO also monitors the sensitivity of the Bank’s economic value of equity (“EVE”) due to sudden and sustained changes in market rates. The ALCO monitors the change in EVE on a percentage change basis.
The following table shows the sensitivity of EVE as of September 30, 2007:

Change in
Interest Rates
(basis points)	Percentage change in EVE
+200	-2.41%
+100	-0.40%
-100	3.98%
-200	9.61%
ITEM 4: Controls and Procedures
     (a) Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Camco’s disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures are effective.
     (b) There were no changes in Camco’s internal control over financial reporting during the quarter ended September 30, 2007, which materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

Camco Financial Corporation
PART II
ITEM 1. Legal Proceedings
Not applicable
ITEM 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in the Corporation’s form 10-K for the year ended December 31, 2006.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) The following table shows the total number of shares repurchased during the quarter.
Issuer Purchases of Equity Securities

			Total number of
			shares purchased	Maximum number
			as part of publicly	of shares that may
Period of	Number of shares	Average price paid	announced plans	yet be repurchased
Repurchase	repurchased	per share	or programs	under the program
July 1 – 31	6,550	$12.55	106,761	264,641
August 1 – 31	75,817	13.06	182,578	188,824
September 1 – 30	45,800	13.30	228,378	143,024

Total	128,167	$13.12	228,378	143,024
All purchases of shares during the quarter related to the 5% stock repurchase program announced March 27, 2007.
See “Liquidity and Captial Resources” under Part I and Item 2 for discussion on limitations upon the payment of dividends.
ITEM 3. Defaults Upon Senior Securities
Not applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
Not applicable
ITEM 5. Other Information
Not applicable

PART II (continued)
ITEM 6. Exhibits

Exhibit 3(i)	Third Restated Certificate of Incorporation of Camco Financial Corporation, as amended	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Film no. 585779 (“1999 Form 10-K”), Exhibit 3(i)

Exhibit 3(ii)	2003 Amended and Restated By-Laws of Camco Financial Corporation	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Exhibit 3(ii)

Exhibit 10(i)	Employment Agreement dated January 1, 2001, by and between Camco Financial Corporation and Richard C. Baylor	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Exhibit 10(i)

Exhibit 10(ii)	Line of Credit Agreement with Key Bank	Incorporated by reference to Camco’s form 10-Q for the quarter ended 9/30/06, Exhibit 10.(i)

Exhibit 10(iii)	Form of 2002 Salary Continuation Agreement, including individualized Schedule A’s for each participant	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (“2003 Form 10-K”), Exhibit 10(iv)

Exhibit 10(iv)	Form of 1996 Salary Continuation Agreement, including Schedule A’s for D. Edward Rugg and Edward A. Wright	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(iv)

Exhibit 10(v)	Form of Executive Deferred Compensation Agreement	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(vi)

Exhibit 10(vi)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90142, Exhibit 4.01

Exhibit 10(vii)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(vii)

Exhibit 10(viii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended Decmber 31, 2004 (“2004 Form 10-K”), Exhibit 10(viii)

Exhibit 10(ix)	Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90152, Exhibit 4.01

Exhibit 10(x)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan	Incorporated by reference to Camco’s Form 8K filed on February 2, 2005, film no. 05570393 (“2005 8-K”), Exhibit 10.5

Exhibit 10(xi)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(xi)

Exhibit 10(xii)	Camco Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90166, Exhibit 4.01

Exhibit 10(xiii)	Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to Camco’s Form S-8 filed on January 5, 2000, File Number 333-94113, Exhibit 4.01

Exhibit 10(xiv)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8K, Exhibit 10.4

Exhibit 10(xv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8K, Exhibit 10.3

Exhibit 10(xvi)	Summary of Bonus Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the Fiscal year ended 12/31/05, Exhibit 10(xvi)

Exhibit 10(xvii)	Change of Control Agreement including Attachment A listing participants	Incorporated by reference to Camco’s Quarterly Report on Form 10-Q for the Quarter ended 6/30/07, Exhibit 10(xvii)

Exhibit 11	Statement regarding computation of per share earnings (incorporated by reference to Note 4 on pages 11 of this Form 10-Q)

Exhibit 31.1	Rule 13a-14(a)/15d –14(a) Certification by Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32.1	Section 1350 certification by Chief Executive Officer

Exhibit 32.2	Section 1350 certification by Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2007	By:	/s/ Richard C. Baylor
Richard C. Baylor
Chief Executive Officer

Date: November 8, 2007	By:	/s/ Eric S. Nadeau
Eric S. Nadeau
Chief Financial Officer