Form 10-K
period 2007-12-31
CAMCO FINANCIAL CORP
filed 2008-03-17
CIK 16614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 0-25196
CAMCO FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	51-0110823

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
6901 Glenn Highway, Cambridge, Ohio 43725

(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (740) 435-2020
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1 par value per share	NASDAQ Global Market

(Title of Each Class)	(Name of exchange on which registered)
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
Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale reported as of June 30, 2007, was $91.6 million. There were 7,155,595 shares of the registrant’s common stock outstanding on February 15, 2008.
DOCUMENTS INCORPORATED BY REFERENCE:
Part I and Part II of Form 10-K: Portions of the 2007 Annual Report to Stockholders
Part III of Form 10-K: Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders

PART I
Item 1. Business.
General
Camco Financial Corporation (“Camco”) is a financial holding company that was organized under Delaware law in 1970. Camco is engaged in the financial services business in Ohio, Kentucky and West Virginia, through its wholly-owned subsidiaries, Advantage Bank and Camco Title Agency, Inc. In June 2001, Camco completed a reorganization in which it combined its banking activities under one Ohio savings bank charter known as Advantage Bank (“Advantage” or the “Bank”). Prior to the reorganization, Camco operated five separate banking subsidiaries serving distinct geographic areas. The branch office groups in each of the regions previously served by the subsidiary banks, except for the Bank’s Ashland, Kentucky, division, which was sold in 2004, now operate as regions of Advantage. In 2003, Camco dissolved its second tier subsidiary, Camco Mortgage Corporation, and converted its offices into branch offices of the Bank. In August 2004, Camco completed a business combination with London Financial Corporation of London, Ohio, and its wholly-owned subsidiary, The Citizens Bank of London. The acquisition was accounted for using the purchase method of accounting and, therefore, the financial statements for prior periods have not been restated. At the time of the merger, Advantage Bank merged into The Citizens Bank of London and changed the name of the resulting institution to Advantage Bank. As a result, Camco’s subsidiary financial institution is now an Ohio-chartered commercial bank instead of an Ohio savings bank. Further, Camco converted from a regulated thrift holding company to a financial holding company.
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
Camco’s Internet site, http://www.camcofinancial.com, provides Camco’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 free of charge as soon as reasonably practicable after Camco has filed the report with the Securities and Exchange Commission.
Lending Activities
General. Camco’s lending activities include the origination of commercial real estate and business loans, consumer loans, and conventional fixed-rate and adjustable-rate mortgage loans for the construction, acquisition or refinancing of single-family residential homes located in Advantage’s primary market areas. Construction and permanent mortgage loans on condominiums, multifamily (over four units) and nonresidential properties are also offered by Camco.

Loan Portfolio Composition. The following table presents certain information regarding the composition of Camco’s loan portfolio at the dates indicated:

	At December 31,
	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
		Of		Of		Of		Of		Of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Type of loan:
Existing residential properties (1)	$557,050	68.6%	$590,546	72.3%	$582,487	69.3%	$593,932	71.9%	$640,944	80.9%
Construction and development	45,677	5.6	42,654	5.2	74,601	8.9	50,560	6.1	28,892	3.6
Nonresidential real estate	126,437	15.6	100,189	12.2	95,380	11.3	105,247	12.7	51,533	6.5
Consumer and other loans(2)	89,395	11.0	91,917	11.2	94,547	11.3	84,550	10.2	78,155	9.8

Total	$818,559	100.8	825,307	100.9	847,015	100.8	834,289	100.9	799,524	100.8
Less:
Unamortized yield adjustments	166	(0.0)	(8)	(0.0)	(266)	(0.0)	(937)	(0.1)	(810)	(0.1)
Allowance for loan losses	(6,623)	(0.8)	(7,144)	(0.9)	(6,959)	(0.8)	(6,476)	(0.8)	(5,641)	(0.7)

Total loans, net	$812,102	100.0%	$818,154	100.0%	$839,790	100.0%	$826,876	100.0%	$793,073	100.0%

(1)	Includes home equity lines of credit.

(2)	Includes second mortgage, multifamily and commercial loans.
Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2007, regarding the dollar amount of loans maturing in Camco’s portfolio based on the contractual terms to maturity of the loans. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity, are reported as due in one year or less.

		Due after
	Due in one	one through	Due after
	year or less	five years	five years	Total
	(In thousands)
Loans:
Existing residential properties (1)	$15,763	$68,191	$351,476	$435,430
Multifamily	2,694	18,238	19,658	40,590
Nonresidential real estate	16,986	15,231	94,220	126,437
Construction and development	14,729	8,184	22,764	45,677
Commercial	17,013	18,045	6,493	41,551
HELOC	972	68,872	51,775	121,619
Consumer and other loans	2,171	4,570	514	7,255

Total	$70,328	$201,331	$546,900	$818,559

(1)	Excludes loans held for sale of $3.2 million.
The following table sets forth at December 31, 2007, the dollar amount of all loans due after December 31, 2008, which have fixed or adjustable interest rates:

Due after
December 31, 2008
(In thousands)

Fixed rate of interest	$232,739
Adjustable rate of interest	515,492

Total	$748,231

Generally, loans originated by Advantage are on a fully-amortized basis. Advantage has no rollover provisions in its loan documents and anticipates that loans will be paid in full by the maturity date.

Residential Loans. A large portion of the lending activity of Advantage is the origination of fixed-rate and adjustable-rate conventional loans for the acquisition, refinancing or construction of single-family residences. Excluding construction loans and home equity line of credit, approximately 53.2% of total loans at December 31, 2007, consisted of loans secured by mortgages on one- to four-family residential properties.
Federal regulations and Ohio law limit the amount which Advantage may lend in relationship to the appraised value of the underlying real estate at the time of loan origination (the “Loan-to-Value Ratio” or “LTV”). In accordance with such regulations and law, Advantage generally makes loans for its own portfolio on single-family residences up to 95% of the value of the real estate and improvements. Advantage generally requires the borrower on each loan with an LTV in excess of 80% to obtain private mortgage insurance or a guarantee by a federal agency. Advantage permits, on an exception basis, borrowers to exceed a LTV of 80% without private mortgage insurance or a guarantee by a federal agency.
The interest rate adjustment periods on adjustable-rate mortgage loans (“ARMs”) offered by Advantage are generally one, three and five years. The interest rates initially charged on ARMs and the new rates at each adjustment date are determined by adding a stated margin to a designated interest rate index. Advantage has generally used one-year and three-year United States Treasury note yields, adjusted to a constant maturity, as the index for one-year and three-year adjustable-rate loans, respectively. Advantage has used the London Interbank Offered Rate (“LIBOR”) and FHLB advance rates as additional indices on certain loan programs to diversify its concentrations of indices that may prove beneficial during repricing of loans throughout changing economic cycles. The maximum adjustment at each adjustment date for ARMs is usually 2%, with a maximum adjustment of 6% over the term of the loan.
From time to time, Advantage originates ARMs which have an initial interest rate that is lower than the sum of the specified index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully indexed level. Advantage attempts to reduce the risk by underwriting one—year ARMs at the fully-indexed rate and three-year and five-year ARMs utilizing the note rates. None of Advantage’s ARMs has negative amortization or “payment option” features.
Residential mortgage loans offered by Advantage are usually for terms of up to 30 years, which could have an adverse effect upon earnings if the loans do not reprice as quickly as the cost of funds. To minimize such effect, Advantage generally sells fixed-rate loans to Freddie Mac and Fannie Mae. Furthermore, experience reveals that, as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods which are substantially shorter than the maturity of such loans.
At December 31, 2007, fixed-rate loans comprised 40.1% of the 1-4 family residential loan portfolio. Approximately 50.2% and 4.9% of the 1-4 family residential loan portfolio had adjustable rates tied to U.S. Treasury note yields and LIBOR, respectively.
Construction and Development Loans. Advantage offers residential construction loans both to owner-occupants and to builders for homes being built under contract with owner-occupants. Advantage also makes loans to persons constructing projects for investment purposes. Developed building lots are generally made on an adjustable-rate basis for terms of up to three years with an LTV of 80% or less.
Construction loans to owner-occupants are 30-year fixed rate, 15-year fixed rate or adjustable-rate long-term loans on which the borrower pays only interest on the disbursed portion during the construction period, which is usually 6 months. Some construction loans to builders, however, have terms of up to 24 months. At December 31, 2007, approximately $23.0 million, of Advantage’s total loans consisted of construction loans for 1-4 family properties.
Construction loans for investment properties involve greater underwriting and default risks than loans secured by mortgages on existing properties or construction loans for single-family residences. Loan funds are advanced upon the security of the project under construction, which is more difficult to value in the case of investment properties before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate precisely the total loan funds required to complete a project and the related LTV ratios. In the event a default on a construction loan occurs and foreclosure follows, Advantage could be adversely affected because it would have to take control of the project and either arrange for completion of construction or dispose of the unfinished project. At December 31, 2007, Advantage had $16.2 million of land development loans, of which $5.2 million were classified as impaired and on nonaccrual status.

Nonresidential Real Estate Loans. Advantage originates loans secured by mortgages on nonresidential real estate, including retail, office and other types of business facilities. Nonresidential real estate loans are generally made on an adjustable-rate basis for terms of up to 20 years. Nonresidential real estate loans originated by Advantage generally have an LTV of 80% or less. The largest nonresidential real estate loan outstanding at December 31, 2007, was a $5.4 million loan secured by a commercial building. Nonresidential real estate loans comprised $126.4 million, or 15.4% of total loans at December 31, 2007.
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
Advantage’s home equity line of credit loan portfolio totaled $121.6 million, or 14.9%, of the total loan portfolio at December 31, 2007. During 2007, management tightened lending standards on home equity lines of credit in response to significant economic weakness and declining home values. These actions included increasing minimum credit scores and reducing the combined LTV on new loans. At December 31, 2007, education, consumer and other loans constituted $7.3 million of Advantage’s total loans.
Loan Solicitation and Processing. Loan originations are developed from a number of sources, including: solicitations by Advantage’s lending staff; referrals from real estate brokers, loan brokers and builders; participations with other banks; continuing business with depositors, other business borrowers and real estate developers; and walk-in customers. Advantage’s management stresses the importance of individualized attention to the financial needs of its customers. During 2007, approximately $48.2 million, or 53.7%, of new consumer and home equity lines of credit were originated through brokers primarily in Advantage’s market areas.
The loan origination process is centralized as to processing and underwriting of loans. Mortgage loan applications from potential borrowers are taken by loan officers originating loans, and then forwarded to the loan department for processing. The Bank typically obtains a credit report, verification of employment and other documentation concerning the borrower and orders an appraisal of the fair market value of the collateral which will secure the loan. The collateral is thereafter physically inspected and appraised by a staff appraiser or by a designated fee appraiser approved by the Board of Directors of Advantage. Upon the completion of the appraisal and the receipt of all necessary information regarding the borrower, the loan is reviewed by an underwriter with appropriate loan approval authority. If the loan is approved, an attorney’s opinion of title or title insurance is obtained on the real estate which will secure the loan. Borrowers are required to carry satisfactory fire and casualty insurance and, if applicable, flood and private mortgage insurance, and to name Advantage as an insured mortgagee.
The procedure for approval of construction loans is the same as for residential mortgage loans, except that the appraiser evaluates the building plans, construction specifications and construction cost estimates. Advantage also evaluates the feasibility of the proposed construction project.
Consumer loans are underwritten on the basis of the borrower’s credit history and an analysis of the borrower’s income and expenses, ability to repay the loan and the value of the collateral. Centralized processing and underwriting are utilized to add adequate controls over the credit review process.
Loan Originations, Purchases and Sales. Generally all residential fixed-rate loans made by Advantage are originated with documentation which will permit a possible sale of such loans to secondary mortgage market investors. When a mortgage loan is sold to the investor, Advantage generally services the loan by collecting monthly payments of principal and interest and forwarding such payments to the investor, net of a servicing fee. During the year ended December 31, 2007, Advantage also sold loans with servicing released. Fixed-rate loans not sold and generally all of the ARMs originated by Advantage are held in Advantage’s loan portfolio. During the year ended December 31, 2007, Advantage sold approximately $50.0 million in loans. Loans serviced by Advantage for others totaled $516.0 million at December 31, 2007.

The Corporation’s lending efforts have historically focused on loans secured by existing 1-4 family residential properties. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Corporation with adequate collateral coverage in the event of default. Nevertheless, Advantage, as with any lending institution, is subject to the risk that residential real estate values could deteriorate in its primary lending areas within Ohio, West Virginia, and northern Kentucky, thereby impairing collateral values.
Of the total loans originated by Advantage during the year ended December 31, 2007, 62.4% were ARM and 37.6% were fixed-rate loans. Adjustable-rate loans comprised 68.4% of Advantage’s total loans outstanding at December 31, 2007.
From time to time, Advantage sells participation interests in mortgage loans, business loans and commercial loans originated by it and purchases whole loans or participation interests in loans originated by other lenders. Advantage held whole loans and participations in loans originated by other lenders of approximately $16.4 million at December 31, 2007. Loans which Advantage purchases must meet or exceed the underwriting standards for loans originated by Advantage.
The following table presents Advantage’s mortgage loan origination, purchase, sale and principal repayment activity for the periods indicated:

	Year ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Loans originated:
Construction (purchased and originated)	$41,323	$23,752	$45,066	$45,826	$37,791
Permanent	80,900	86,613	121,033	164,540	422,021
Consumer and other	173,070	172,403	234,214	126,168	147,668

Total loans originated	295,293	282,768	400,313	336,534	607,480

Loans purchased (1)	3,021	3,698	11,141	27,301	12,056

Reductions:
Principal repayments (1)	249,922	250,409	323,314	212,450	324,463
Loans sold (1)	49,953	50,924	69,734	117,886	279,005
Transfers from loans to real estate owned	5,490	4,092	3,725	6,591	4,010

Total reductions	(305,365)	(305,425)	(396,773)	(336,927)	(607,478)

Increase (decrease) in other items, net (2)	505	(959)	(2,656)	(2,140)	(4,476)
Decrease due to branch sales (3)	—	—	—	(42,634)	—
Increase due to mergers (4)	—	—	—	49,050	—

Net increase (decrease)	$(6,546)	$(19,918)	$12,025	$31,184	$7,582

(1)	Includes SBA guaranteed loans.

(2)	Other items primarily consist of amortization of deferred loan origination fees and the provision for losses on loans.

(3)	The 2004 decrease resulted from the sale of the Ashland division.

(4)	The 2004 increase resulted from the acquisition of London.
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
The largest amount which Advantage could have loaned to one borrower at December 31, 2007, was approximately $13.0 million. The largest amount Advantage had outstanding to one borrower and related persons or entities at December 31, 2007, was $9.6 million, which consisted of three loans secured by 1-4 family investment properties.

Loan Concentrations. Advantage has historically originated loans secured by real estate. At December 31, 2007, approximately 94.0% of total loans were secured by real estate, with 70.9% of total loans secured by 1-4 family residential real estate. Home equity lines of credit comprised 14.9% of total loans at December 31, 2007. There were no concentrations of loans to specific industries that exceeded 10% of total loans at December 31, 2007.
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
Real estate which has been acquired by Advantage as a result of foreclosure or by deed in lieu of foreclosure is classified as “real estate owned” until it is sold. “Real estate owned” is recorded at the lower of the book value of the loan or the fair value of the property less estimated selling expenses at the date of acquisition. Periodically, “real estate owned” is reviewed to ensure that fair value is not less than carrying value, and any write-down resulting from the review is charged to earnings as a provision for losses on real estate acquired through foreclosure. All costs incurred from the date of acquisition are expensed in the period paid.
The following table reflects the amount of loans in a delinquent status as of the dates indicated:

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Loans delinquent for:
30 to 89 days	$18,210	$13,833	$9,490	$12,302	$8,682
90 or more days	19,070	18,536	13,922	9,794	13,608

Total delinquent loans	$37,280	$32,369	$23,412	$22,096	$22,290

Ratio of total delinquent loans to total net loans (1)	4.59%	3.91%	2.76%	2.64%	2.77%

(1)	Total net loans include loans held for sale.
Nonaccrual status denotes loans three months past due, loans for which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet nonaccrual criteria as established by regulatory authorities. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.

The following table sets forth information with respect to Advantage’s nonaccrual and delinquent loans for the periods indicated.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Loans accounted for on nonaccrual basis:
Real estate:
Residential(1)	$15,775	$15,142	$10,267	$7,922	$12,135
Nonresidential	7,148	1,989	3,109	463	357
Commercial	455	398	387	—	—
Consumer and other	617	136	159	1,409	1,116

Total nonaccrual loans	23,995	17,665	13,922	9,794	13,608
Accruing loans delinquent three months or more
Real estate:
Residential	1,520	871	—	—	—
Nonresidential	—	—	—	—	—
Consumer and other	—	—	—	—	—

Total loans 90 days past due and accruing	1,520	871	—	—	—

Total nonperforming loans	$25,515	$18,536	$13,922	$9,794	$13,608

Allowance for loan losses	$6,623	$7,144	$6,959	$6,476	$5,641

Nonperforming loans as a percent of total net loans (2)	3.13%	2.23%	1.64%	1.17%	1.69%

Allowances for loan losses as a percent of nonperforming loans	26.0%	38.5%	50.0%	66.1%	41.5%

(1)	Includes construction and development loans

(2)	Includes loans held for sale.
The amount of interest income that would have been recorded had nonaccrual loans performed in accordance with contractual terms totaled approximately $1.5 million for the year ended December 31, 2007. Interest collected on such loans and included in net earnings was $674,000.
Federal regulations require the Bank to classify its assets on a regular basis. Problem assets are to be classified as either (i) “substandard,” (ii) “doubtful” or (iii) “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the same weaknesses as substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of existing facts, conditions and value. Assets classified as “loss” are considered uncollectible and of such little value that their treatment as assets without the establishment of a specific reserve is unwarranted. Loans classified and generally charged off in the month are identified as a loss. Regulations provide for the reclassification of assets by examiners. At December 31, 2007, the aggregate amounts of Advantage’s classified assets were as follows:

December 31, 2007
(In thousands)
Classified assets:
Substandard	$24,317
Doubtful	5,511
Loss	4

Total classified assets	$29,832

The interpretive guidance of the regulations also includes a “special mention” category, consisting of assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management’s close attention. Advantage had assets in the amount of $2.1 million designated as “special mention” at December 31, 2007.
At December 31, 2007, approximately $874,000 of loans were not classified as nonaccrual, not 90 days past due and accruing, or restructured but which management classified as problem assets due to concerns as to the ability of the borrowers to comply with repayment terms.
Allowance for Loan Losses. The allowance for loan losses is maintained at a level reflecting probable, incurred losses based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions (particularly as such conditions relate to the Bank’s market areas) and other factors related to the collectability of the Bank’s loan portfolio. The following table sets forth an analysis of Advantage’s allowance for loan losses:

	Year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of year	$7,144	$6,959	$6,476	$5,641	$5,490
Charge-offs:
1-4 family residential real estate	1,048	646	877	1,142	509
Multifamily and nonresidential real estate	916	562	146	25	418
Consumer and other	133	231	257	430	392

Total charge-offs	2,097	1,439	1,280	1,597	1,319

Recoveries:
1-4 family residential real estate	26	25	265	180	17
Consumer and other	55	159	18	9	7

Total recoveries	81	184	283	189	24

Net (charge-offs) recoveries	(2,016)	(1,255)	(997)	(1,408)	(1,295)
Provision for losses on loans	1,495	1,440	1,480	1,620	1,446
Increase attributable to mergers (1)	—	—	—	623	—

Balance at end of year	$6,623	$7,144	$6,959	$6,476	$5,641

Net (charge-offs) recoveries to average loans	(.25)%	(.15)%	(.12)%	(.17)%	(.17)%

(1)	The 2004 increase resulted from the acquisition of London Financial Corporation.

The following table sets forth the allocation of Advantage’s allowance for loan losses by type of loan at the dates indicated:

	At December 31,
	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
		Of loans		Of loans		Of loans		Of loans		Of loans
		In each		In each		In each		In each		In each
		Category		Category		Category		Category		Category
		To total		To total		To total		To total		To total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate:
Residential	$2,723	53.2%	$2,367	57.4%	$2,470	56.0%	$2,317	59.0%	$2,923	69.0%
Multi-family	1,413	5.0	1,168	5.3	512	6.1	798	5.7	354	5.6
Nonresidential	791	15.4	1,883	12.8	1,970	12.4	1,505	12.6	732	6.5
Construction	665	5.6	239	5.2	276	7.6	337	5.3	266	3.4
Commercial	268	5.1	952	4.3	1,035	2.5	653	2.0	612	2.2
Home equity lines of credit	690	14.9	252	14.1	232	12.8	334	12.2	177	11.2
Consumer & other	73	.8	283	0.9	464	2.6	532	3.2	577	2.1

Total	$6,623	100.0%	$7,144	100.0%	$6,959	100.0%	$6,476	100.0%	$5,641	100.0%

Investment and Mortgage-Backed Securities Activities
Federal regulations permit Camco to invest liquid assets, in United States Treasury obligations, securities of various U.S. Government sponsored enterprises, certificates of deposit at insured banks, corporate debt and equity securities or obligations of state and local political subdivision’s and municipalities. Camco is also permitted to make limited investments in commercial paper and certain mutual funds.
The following table sets forth the composition of Camco’s investment and mortgage-backed securities portfolio, except its stock in the FHLB of Cincinnati, at the dates indicated:

	At December 31,
	2007				2006				2005
	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
	Cost	Total	Value	total	Cost	Total	Value	total	Cost	Total	Value	total
	(Dollars in thousands)
Held to maturity:
Municipal bonds	$567	0.6%	$591	0.6%	$710	0.7%	$736	0.7%	$919	0.8%	$947	0.8%
Mortgage-backed Securities	2,202	2.4	2,202	2.4	2,739	2.4	2,734	2.4	3,257	2.8	3,251	2.9

Total	2,769	3.0	2,793	3.0	3,449	3.1	3,470	3.1	4,176	3.6	4,198	3.7

Available for sale:
U.S. Government sponsored enterprises	37,519	40.9	37,782	41.2	55,962	49.6	55,578	50.1	47,993	41.3	47,374	41.7
Municipal bonds	210	0.2	212	.2	291	0.3	291	0.2	346	0.3	348	0.3
Corporate equity securities	157	0.2	164	.2	159	0.1	184	0.2	159	0.1	185	0.1
Mortgage-backed securities	51,051	55.7	50,761	55.4	52,950	46.9	51,453	46.4	63,536	54.7	61,607	54.2

Total	88,937	97.0	88,919	97.0	109,362	96.9	107,506	96.9	112,034	96.4	109,514	96.3

Total investments and mortgage-backed securities	$91,706	100.0%	$91,712	100.0%	$112,811	100.0%	$110,976	100.0%	$116,210	100.0%	$113,712	100.0%

The following table presents the contractual maturities of Advantage’s investment securities, except its stock in the FHLB of Cincinnati and corporate equity securities, and the weighted-average yields for each range of maturities at December 31, 2007:

	At December 31, 2007
			After one		After five
	One year or less		through five years		through ten years		After ten years		Total
											Weighted-
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	cost	Value	yield
	(Dollars in thousands)

U.S. Government Sponsored enterprises	$23,515	4.69%	$14,004	5.05%	$—	—%	$—	—%	$37,519	$37,782	4.82%
Municipal bonds	335	5.43	352	5.98	—	—	90	9.85	777	803	6.19
Mortgage-backed Securities	4,585	4.16	9,548	4.27	20,581	4.27	18,539	5.09	53,253	52,963	4.55

Total	$28,435	4.61%	$23,904	4.75%	$20,581	4.27%	$18,629	5.11%	$91,549	$91,548	4.67%

Excluding holdings of U.S. Government sponsored enterprises, there were no investments in securities of any one issuer exceeding 10% of Camco’s consolidated stockholders’ equity at December 31, 2007.
Deposits and Borrowings
General. Deposits are a primary source of Advantage’s funds for use in lending and other investment activities. In addition to deposits, Advantage derives funds from interest payments and principal repayments on loans, advances from the FHLB of Cincinnati and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rate and money market conditions. As part of Advantage’s asset and liability management strategy, FHLB advances and other borrowings are used to fund loan originations and for general business purposes. FHLB advances are also used on a short-term basis to compensate for reductions in the availability of funds from other sources.
Deposits. Deposits are attracted principally from within Advantage’s primary market area through the offering of a broad selection of deposit instruments, including interest-bearing and non-interest bearing checking accounts, money market deposit accounts, regular savings accounts, term certificate accounts and retirement savings plans. In 2006 we began offering brokered certificates of deposit as an alternative to advances from the FHLB. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management of Advantage based on its liquidity requirements, growth goals and interest rates paid by competitors. Interest rates paid by Advantage on deposits are not currently limited by federal or state law or regulation.
The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Advantage at the dates indicated:

	At December 31,
	2007		2006		2005
		Weighted-		Weighted-		Weighted-
	Amount	average rate	Amount	average rate	Amount	average rate
	(Dollars in thousands)

Non-interest bearing demand	$35,755	—%	$31,706	—%	$32,127	—%
Interest-bearing demand	91,132	1.57	94,722	1.36	117,430	0.87
Money market demand accounts	111,740	3.57	89,383	3.59	58,995	2.07
Passbook and statement savings accounts	36,963	0.27	47,997	0.26	61,356	0.25
Total certificate accounts	416,594	4.80	420,974	4.62	390,334	3.71

Total deposits	$692,184	3.68%	$684,782	3.52%	$660,242	2.55%

The following table sets forth the amount and maturities of Advantage’s time deposits in excess of $100,000 at December 31, 2007:

At December 31, 2007
(In thousands)

Three months or less	$23,694
Over three to six months	21,197
Over six to twelve months	35,184
Over twelve months	26,271

Total	$106,346

Borrowings. The twelve regional FHLBs function as central reserve banks, providing credit for their member institutions. As a member in good standing of the FHLB of Cincinnati, Advantage is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Advances are made pursuant to several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s regulatory capital or on the FHLB’s assessment of the institution’s creditworthiness. Under current regulations, a member institution must meet certain qualifications to be eligible for FHLB advances. FHLB advances are secured by a blanket pledge on Advantage’s 1-4 family and multifamily residential loans, home equity lines of credit and FHLB stock.
Borrowings also include repurchase agreements and subordinated debentures. Repurchase agreements are collateralized by a portion of Advantage’s investment portfolio.
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
Service Corporation Activities
Advantage has no operating subsidiaries. First S&L Corporation, a subsidiary of Advantage, is inactive and was capitalized on a nominal basis at December 31, 2007.
Employees
As of December 31, 2007, Camco had 278 full-time employees and 33 part-time employees. Camco believes that relations with its employees are good. Camco offers health and disability benefits and a 401(k) salary savings plan. None of the employees of Camco is represented by a collective bargaining unit.
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
Ohio Regulation
Regulation by the Division affects the internal organization of Advantage, as well as its depository, lending and other investment activities. Periodic examinations by the Division are usually conducted on a joint basis with the FDIC. Ohio law requires that Advantage maintain federal deposit insurance as a condition of doing business. The ability of Ohio banks to engage in certain state-authorized investments is subject to oversight and approval by the FDIC. See “Federal Deposit Insurance Corporation — State Chartered Bank Activities.”
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
Federal Deposit Insurance Corporation
Supervision and Examination. The FDIC is responsible for the regulation and supervision of all commercial banks that are not members of the Federal Reserve System (“Non-member Banks”). The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the bank and thrift industries.
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
At December 31, 2007, Camco and Advantage exceeded the capital requirements to be considered “well-capitalized.”

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
Transactions with Affiliates and Insiders
All transactions between banks and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and the FRB’s Regulation W. An affiliate is any company or entity which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of a bank and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with any one affiliate up to an amount equal to 10% of such institution’s capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or the subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Exemptions from Sections 23A or 23B of the FRA may be granted only by the FRB. Advantage was in compliance with these requirements at December 31, 2007.
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

Federal Reserve Requirements
FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $34.6 million (subject to an exemption of up to $9.3 million), and of 10% of net transaction accounts in excess of $34.6 million. At December 31, 2007, Advantage was in compliance with its reserve requirements.
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
Our results of operations depend substantially on our net interest income, which is the difference between (i) interest income on interest-earning assets, principally loans and investment securities, and (ii) interest expense on deposit accounts and borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions, inflation, recession, unemployment, money supply and the policies of various governmental and regulatory authorities. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that these measures will be effective in avoiding undue interest rate risk.
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
We may acquire other financial institutions in the future and we may engage in de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services. We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. Also, we may issue equity securities in connection with future acquisitions, which would dilute current stockholders’ ownership interests. Regulatory agencies may not approve our application to acquire other financial institutions, branches or other lines of business, which would limit our growth opportunities.
Consumers may decide not to use banks to complete their financial transactions.
Technology and other changes are allowing parties to utilize alternative methods to complete financial transactions that historically have involved banks. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.
Camco may be named as a defendant from time to time in a variety of litigation and other actions.
Camco or one of its subsidiaries may be named as a defendant from time to time in a variety of litigation arising in the ordinary course of their respective businesses. Such litigation is normally covered by errors and omissions or other appropriate insurance. However, significant litigation could cause Camco to devote substantial time and resources to defending its business or result in judgments or settlements that exceed insurance coverage, which could have a material adverse effect on Camco’s financial condition and results of operation. Further, any claims asserted against Camco, regardless of merit or eventual outcome, may harm Camco’s reputation and result in loss of business. In addition, Camco may not be able to obtain new or difference insurance coverage, or adequate replacement policies with acceptable terms.
Camco’s allowance for loan losses may be insufficient to cover future losses.
Camco maintains an allowance for loan losses to provide for probable, inherent and incurred loan losses at each balance sheet date based on our analysis of the loan portfolio. There can be no assurance on the timing or amount of actual loan losses or that charge-offs in future periods will not exceed the allowance for loan losses. In addition, federal and state regulators periodically review Camco’s allowance for loan losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management. Any increase in the provision for loan losses would decrease Camco’s pretax and net income.
A material breach in Camco’s security systems may have a significant effect on Camco’s business and reputation.
Camco collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both Camco and third party service providers. Camco has security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. Camco also has security to prevent unauthorized access to the computer systems and requires its third party service providers to maintain similar controls. However, management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business.

Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
The following table provides the location of, and certain other information pertaining to, Camco’s office premises as of December 31, 2007, with dollars in thousands:

	Year facility	Leased	Net
	commenced	or	book
Office Location	operations	owned	value (1)

134 E. Court Street Washington Court House, Ohio	1963	Owned (2)	$618.8

1050 Washington Ave. Washington Court House, Ohio	1996	Owned	492.3

1 N. Plum Street Germantown, Ohio	1998	Owned	487.5

687 West Main Street New Lebanon, Ohio	1998	Owned	61.7

2 East High Street London, Ohio	2004	Owned	567.0

3002 Harrison Avenue Cincinnati, Ohio	2000	Owned	1266.2

1111 St. Gregory Street Cincinnati, Ohio	2000	Leased (3)	43.3

5071 Glencrossing Way Cincinnati, Ohio	2000	Leased (4)	25.2

126 S. 9th Street Cambridge, Ohio	1998	Owned	80.4

226 Third Street Marietta, Ohio	1976	Owned (5)	583.3

1925 Washington Boulevard Belpre, Ohio	1979	Owned	68.9

478 Pike Street Marietta, Ohio	1998	Leased (6)	531.6

814 Wheeling Avenue Cambridge, Ohio	1963	Owned	1037.3

327 E. 3rd Street Uhrichsville, Ohio	1975	Owned	66.4

175 N. 11th Street Cambridge, Ohio	1981	Owned	343.5

209 Seneca Avenue Byesville, Ohio	1978	Leased (7)	0.0

	Year facility	Leased	Net
	commenced	or	book
Office Location	operations	owned	value (1)

547 S. James Street Dover, Ohio	2002	Owned	378.1

2497 Dixie Highway Ft. Mitchell, Kentucky	2001	Owned	566.1

401-7 Pike Street Covington, Kentucky	2001	Owned	92.2

3522 Dixie Highway Erlanger, Kentucky	2001	Owned	29.4

7550 Dixie Highway Florence, Kentucky	2001	Owned	442.2

6901 Glenn Highway Cambridge, Ohio	1999	Owned	1,180.5

100 E. Wilson Bridge Road — Suite #105 & 110 Worthington, Ohio	2004	Leased (8)	18.6

1500 Grand Central Ave.— Suite #102 Vienna, West Virginia	2004	Leased (9)	199.5

123 Southgate Parkway Cambridge, Ohio	2005	Leased (10)	64.0

6360 Tylersville Road Mason, Ohio	2006	Leased (11)	138.7

1104 Eagleton Blvd. London, Ohio	2006	Leased (12)	268.7

828 Wheeling Avenue Cambridge, Ohio	2007	Leased (13)	25.7

(1)	Net book value amounts are for land, buildings, improvements and construction in progress.

(2)	The 134 E. Court Street facility also serves as the Camco Title — Washington Court House office.

(3)	The lease expires in October 2010.

(4)	The lease expires in November 2010.

(5)	The 226 Third Street facility also serves as the Camco Title — Marietta office.

(6)	The lease expires in November 2017. Advantage has the option to renew for two five-year terms. The lease is for land only.

(7)	The lease expires in September 2010. Advantage has the option to renew the lease for a five-year term.

(8)	The lease expires in September 2008. Advantage has the option to renew for two five-year terms.

(9)	The lease expires in October 2013. Advantage has the option to renew for three five-year terms.

(10)	The lease expires in June 2012. Advantage has the option to purchase at a cost of $120,000.

(11)	The lease expires in October 2016. Advantage has the option to renew the lease for two five-year terms.

(12)	The lease expires in May 2011. Advantage has the option to renew for three five-year terms.

(13)	The lease expires in June 2009. Advantage has the option to renew for three one-year terms. Advantage has the option to purchase at a cost of $185,000 with a 3% escalation.

Camco also owns furniture, fixtures and equipment. The net book value of Camco’s investment in office premises and equipment totaled $12.9 million at December 31, 2007. See Note E of Notes to Consolidated Financial Statements in Camco’s 2007 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K and is herein incorporated by reference.
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
PART II
Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Common Stock.
The information required by this Item 5 is contained under the sections “STOCK INFORMATION,” “ISSUER PURCHAES OF SECURITIES” and “PERFORMANCE GRAPH” in the 2007 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, and is incorporated herein by reference.
Item 6. Selected Consolidated Financial Data.
The information required by this Item 6 is contained under the section “SELECTED CONSOLIDATED FINANCIAL DATA” in the 2007 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, and is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information required by this Item 7 is contained under the sections “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and “LIQUIDITY AND CAPITAL RESOURCES” in the 2007 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, and is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The information required by this Item 7A is contained under the section “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in the 2007 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, and is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is contained under the section “2007 ANNUAL REPORT — AUDITED FINANCIAL STATEMENTS AND MANAGEMENT’S DISCUSSION AND ANALYSIS” in the 2007 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, and is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
     (a) Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures are effective.
     (b) Changes in internal control over financial reporting. There were no changes in Camco’s internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
     The information under the sections “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” and “ REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the 2007 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference.
Item 9B. Other Information.
Not applicable
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information contained under the captions “Election of Directors,” “Incumbent Directors,” “Executive Officers,” “Board Meetings, Committees and Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed by Camco on or about March 20, 2008 (“2008 Proxy Statement”), is incorporated herein by reference.
     Camco has adopted a Code of Ethics that applies to all directors and employees. The Code of Ethics is posted on Camco’s website at www.camcofinancial.com.
Item 11. Executive Compensation.
     The information contained in the 2008 Proxy Statement under the captions, “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Executive Officers” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information contained in the 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.
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
     The following table shows, as of December 31, 2007, the number of common shares issuable upon the exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Plans, excluding shares issuable upon exercise of outstanding stock options.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation plans
	exercise of	exercise price of	(excluding securities
Plan Category	outstanding options	outstanding options	reflected in column (a))

Equity compensation plans approved by security holders	254,717	$15.22	223,297
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Advantage makes loans to executive officers and directors of Camco and its subsidiaries in the ordinary course of business and on the same terms and conditions, including interest rates and collateral, as those of comparable loans to other persons. All outstanding loans to executive officers and directors were made pursuant to such policy, do not involve more than the normal risk of collectability or present other unfavorable features and are current in their payments.
     The information required by this Item 13 is incorporated herein by reference to the 2008 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
     The information contained in the 2008 Proxy Statement under the captions “Audit and Risk Management Committee Report” and “Audit Fees” is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     Exhibits.

3(i)	Certificate of Incorporation
3(ii)	Bylaws
4	Letter of Agreement to Furnish Copies of Long-term Debt Instruments and Agreements
10(i)	Employment Agreement between Camco and Richard C. Baylor
10(ii)	Form of 2002 Salary Continuation Agreement
10(iii)	Form of 1996 Salary Continuation Agreement
10(iv)	Form of Executive Deferred Compensation Agreement
10(v)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan
10(vi)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan
10(vii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan
10(viii)	Camco Financial Corporation 2002 Equity Incentive Plan
10(ix)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan
10(x)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan
10(xi)	Camco Financial Corporation 1995 Stock Option and Incentive Plan
10(xii)	Westwood Homestead Financial Corporation 1997 Stock Option Plan
10(xiii)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan
10(xiv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan
10(xv)	Summary of Cash Bonus Plan
10(xvi)	Change of Control Agreement including Attachment A listing participants
11	Statement regarding computation of per share earnings
13	2007 Annual Report to Stockholders
14	Code of Ethics
21	Subsidiaries of Camco
23	Consent of Plante & Moran PLLC regarding Camco’s Consolidated Financial Statements and Form S-8
31(i)	Certification of Chief Executive Officer
31(ii)	Certification of Chief Financial Officer
32(i)	Certification of Chief Executive Officer
32(ii)	Certification of Chief Financial Officer

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

By	/s/ Jeffrey T. Tucker	By	/s/ Paul D. Leake
	Jeffrey T. Tucker,		Paul D. Leake,
	Director		Director

Date: March 13, 2008		Date: March 13, 2008

By	/s/ Carson K. Miller	By	/s/ Terry A. Feick
	Carson K. Miller		Terry A. Feick,
	Director		Director

Date: March 13, 2008		Date: March 13, 2008

By	/s/ Edward D. Goodyear	By	/s/ Susan J. Insley
	Edward D. Goodyear,		Susan J. Insley,
	Director		Director

Date: March 13, 2008		Date: March 13, 2008

By	/s/ J. Timothy Young	By	/s/ Douglas F Mock
	J. Timothy Young		Douglas F. Mock
	Director		Director

Date: March13 , 2008		Date: March 13, 2008

By	/s/ Eric S. Nadeau	By	/s/ Andrew S. Dix
	Eric S. Nadeau,		Andrew S. Dix
	Chief Financial Officer		Director

Date: March 13, 2008		Date: March 13, 2008

INDEX TO EXHIBITS

ITEM	DESCRIPTION	DOCUMENT REFERENCE

Exhibit 3(i)	Third Restated Certificate of Incorporation of Camco Financial Corporation, as amended	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Film no. 04668873 (“2003 Form 10-K”), Exhibit 3(i)

Exhibit 3(ii)	2003 Amended and Restated By-Laws of Camco Financial Corporation	Incorporated by reference to Camco’s Annual Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Exhibit 3(ii)

Exhibit 4	Letter of Agreement to Furnish Copies of Long-term Debt Instruments and Agreements	Filed herewith

Exhibit 10(i)	Employment Agreement dated January 1, 2001, by and between Camco Financial Corporation and Richard C. Baylor	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Exhibit 10(i)

Exhibit 10(ii)	Form of 2002 Salary Continuation Agreement, including individualized Schedule A’s for each participant	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(iv)

Exhibit 10(iii)	Form of 1996 Salary Continuation Agreement, including Schedule A’s for D. Edward Rugg and Edward A. Wright	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(iv)

Exhibit 10(iv)	Form of Executive Deferred Compensation Agreement	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(vi)

Exhibit 10(v)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90142, Exhibit 4.01

Exhibit 10(vi)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(vii)

Exhibit 10(vii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(viii)

Exhibit 10(viii)	Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90152, Exhibit 4.01

Exhibit 10(ix)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan	Incorporated by reference to Camco’s Form 8-K filed on February 2, 2005, film no. 05570393 (“2005 8-K”), Exhibit 10.5

INDEX TO EXHIBITS (continued)

ITEM	DESCRIPTION	DOCUMENT REFERENCE

Exhibit 10(x)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(xi)

Exhibit 10(xi)	Camco Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90166, Exhibit 4.01

Exhibit 10(xii)	Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to Camco’s Form S-8 filed on January 5, 2000, File Number 333-94113, Exhibit 4.01

Exhibit 10(xiii)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8-K, Exhibit 10.4

Exhibit 10(xiv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8-K, Exhibit 10.3

Exhibit 10(xv)	Summary of Bonus Plan	Filed herewith

Exhibit 10(xvi)	Change of Control Agreement including Attachment A listing participants	Filed herewith

Exhibit 11	Statement regarding computation of per share earnings	Incorporated by reference to Camco’s 2007 Annual Report to Stockholders, filed herewith as Exhibit 13

Exhibit 13	2007 Annual Report to Stockholders	Filed herewith

Exhibit 14	Code of Ethics	Camco elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.camcofinancial.com

Exhibit 21	Subsidiaries of Camco	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 21

Exhibit 23	Consent of Plante & Moran PLLC regarding Camco’s Consolidated Financial Statements and Form S-8	Filed herewith

Exhibit 31(i)	Section 302 Certification by Chief Executive Officer	Filed herewith

Exhibit 31(ii)	Section 302 Certification by Chief Financial Officer	Filed herewith

Exhibit 32(i)	Section 1350 Certification by Chief Executive Officer	Filed herewith

Exhibit 32(ii)	Section 1350 Certification by Chief Financial Officer	Filed herewith