Form 10-Q
period 2008-03-31
CAMCO FINANCIAL CORP
filed 2008-05-12
CIK 16614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                     March 31, 2008
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
Registrant’s telephone number, including area code: (740) 435-2020
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of May 5, 2008, the latest practicable date, 7,155,595 shares of the registrant’s common stock, $1.00 par value, were outstanding.

Camco Financial Corporation

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

Cash and due from banks	$19,478	$17,572
Interest-bearing deposits in other financial institutions	26,475	5,432

Cash and cash equivalents	45,953	23,004

Securities available for sale, at fair value	92,016	88,919
Securities held to maturity, at cost, approximate fair value of $2,715 and $2,793 as of March 31, 2008 and December 31, 2007, respectively	2,705	2,769
Loans held for sale — at lower of cost or fair value	1,429	3,169
Loans receivable – net	795,305	812,102
Office premises and equipment – net	12,678	12,856
Real estate acquired through foreclosure	5,552	5,034
Federal Home Loan Bank stock — at cost	29,097	28,722
Accrued interest receivable	5,680	6,034
Mortgage servicing rights – at lower of cost or fair value	6,047	6,356
Prepaid expenses and other assets	5,688	5,231
Cash surrender value of life insurance	21,907	21,707
Goodwill	6,683	6,683
Prepaid and refundable federal income taxes	1,477	675

Total assets	$1,032,217	$1,023,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$730,780	$692,184
Advances from the Federal Home Loan Bank and other borrowings	194,660	220,981
Advances by borrowers for taxes and insurance	2,252	3,627
Accounts payable and accrued liabilities	11,265	11,331
Dividends payable	1,073	1,081
Deferred federal income taxes – net	5,724	5,423

Total liabilities	945,754	934,627

Commitments	—	—

Stockholders’ equity:
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 14,900,000 shares; 8,834,509 shares issued at March 31, 2008 and December 31, 2007	8,835	8,835
Additional paid-in capital	59,894	59,842
Retained earnings	41,182	44,083
Accumulated other comprehensive (loss) net of related tax effects	666	(12)
Treasury stock - 1,678,913 shares at March 31, 2008 and December 31, 2007, at cost	(24,114)	(24,114)

Total stockholders’ equity	86,463	88,634

Total liabilities and stockholders’ equity	$1,032,217	$1,023,261

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended March 31,
(In thousands, except per share data)

	2008	2007
Interest and dividend income
Loans	$13,404	$14,151
Investment securities	1,076	1,200
Other interest-earning accounts and dividends	727	838

Total interest and dividend income	15,207	16,189

Interest Expense
Deposits	6,401	6,004
Borrowings	2,203	2,798

Total interest expense	8,604	8,802

Net interest income	6,603	7,387

Provision for losses on loans	2,322	195

Net interest income after provision for losses on loans	4,281	7,192

Other income
Late charges, rent and other	472	589
Loan servicing fees	330	352
Service charges and other fees on deposits	581	567
Gain (Loss) on sale of loans	119	86
Mortgage servicing rights – net	(309)	(53)
Gain (Loss) on sale of real estate acquired through foreclosure	(74)	17
Gain on sale of mortgage-backed securities and fixed assets	3	10

Total other income	1,122	1,568

General, administrative and other expenses
Employee compensation and benefits	3,569	3,389
Occupancy and equipment	893	869
Data processing	228	285
Advertising	196	322
Franchise taxes	347	268
Postage, supplies and office expenses	370	337
Travel, training and insurance	120	121
Professional services	408	287
Real estate owned and other expenses	261	125
Loan and deposit expenses	673	560

Total general, administrative and other expense	7,065	6,563

Earnings (Loss) before federal income taxes	(1,662)	2,197

Federal income taxes	(659)	693

NET EARNINGS (LOSS)	$(1,003)	$1,504

EARNINGS (LOSS) PER SHARE
Basic	$(.14)	$.20

Diluted	$(.14)	$.20

Dividends declared per share	$.15	$.15

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31,
(In thousands)

	2008	2007
Net earnings (loss)	$(1,003)	$1,504

Other comprehensive income, net of tax:
Unrealized holding gains on securities during the period, net of tax effects (benefits) of $350 and $135 in 2008 and 2007, respectively	679	263

Reclassification adjustment for realized gains included in net earnings, net of taxes of $1 and $0 in 2008 and 2007, respectively	(2)	—

Comprehensive income (loss)	$(326)	$1,767

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
(In thousands)

	2008	2007
Cash flows from operating activities:
Net earnings (loss) for the period	$(1,003)	$1,504
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees	54	3
Amortization of premiums and discounts on investment and mortgage-backed securities – net	35	27
Amortization of mortgage servicing rights – net	425	163
Depreciation and amortization	343	568
Provision for losses on loans	2,322	195
Stock option expense	52	23
(Gain) loss on sale of real estate acquired through foreclosure	74	(17)
Gain on sale of investments and fixed assets	(3)	(10)
Federal Home Loan Bank stock dividends	(375)	—
Gain on sale of loans	(119)	(86)
Loans originated for sale in the secondary market	(11,233)	(7,840)
Proceeds from sale of loans in the secondary market	13,092	8,175
Net increase in cash surrender value of life insurance	(200)	(192)

Increase (decrease) in cash due to changes in:
Accrued interest receivable	354	367
Prepaid expenses and other assets	(457)	(447)
Accrued interest and other liabilities	(589)	(859)
Federal income taxes
Current	(802)	359
Deferred	(48)	335

Net cash provided by operating activities	1,922	2,268

Cash flows provided by (used in) investing activities:
Proceeds from sale of investment securities	4,254	—
Principal repayments, maturities on securities	14,177	7,724
Purchases of investment securities designated as available for sale	(20,471)	(5,000)
Loan principal repayments	72,126	71,101
Loan disbursements	(60,562)	(75,425)
Proceeds from sale of office premises and equipment	2	10
Purchases of loans	—	(2,164)
Additions to office premises and equipment	(165)	(517)
Proceeds from sale of real estate acquired through foreclosure	1,840	202

Net cash provided by (used in) investing activities	11,201	(4,069)

Net cash (used in) provided by operating and investing activities balance carried forward	13,123	(1,801)

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the three months ended March 31,
(In thousands)

	2008	2007
Net cash provided by (used in) operating and investing activities (balance brought forward)	$13,123	$(1,801)

Cash flows provided by (used in) financing activities:
Net increase in deposits	38,596	559
Proceeds from Federal Home Loan Bank advances	51,739	26,403
Repayment of Federal Home Loan Bank advances	(78,060)	(25,257)
Dividends paid on common stock	(1,074)	(1,120)
Purchase of treasury shares	—	(537)
Decrease in advances by borrowers for taxes and insurance	(1,375)	(690)

Net cash provided by (used) in financing activities	9,826	(642)

Increase (decrease) in cash and cash equivalents	22,949	(2,443)

Cash and cash equivalents at beginning of period	23,004	26,542

Cash and cash equivalents at end of period	$45,953	$24,099

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and borrowings	$8,391	$8,749

Supplemental disclosure of noncash investing activities:
Recognition of mortgage servicing rights in accordance with SFAS No. 140	$172	$110
Transfers from loans to real estate acquired through foreclosure	2,538	944
Dividends declared but unpaid	1,073	1,114

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three-month periods ended March 31, 2008 and 2007
1. Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2007. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2008, are not necessarily indicative of the results which may be expected for the entire year.
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
Allowance for Loan Losses
The procedures for assessing the adequacy of the allowance for loan losses reflect our evaluation of credit risk after careful consideration and interpretation of relevant information available to us. In developing this assessment, we must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.
The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable, incurred losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three-month periods ended March 31, 2008 and 2007
3. Critical Accounting Policies (continued)
general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions. Also considered as part of that judgment is a review of the Bank’s trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and economic factors.
The allowance for loan losses is maintained at a level that management believes to be adequate to absorb probable, incurred losses inherent in the loan portfolio at the balance sheet dates presented. Our evaluation of the adequacy of the allowance for loan losses is an estimate based on management’s current judgment about the credit quality of the loan portfolio. While we strive to reflect all known risk factors in our evaluations, actual results may differ significantly from our estimates.
Mortgage Servicing Rights
To determine the fair value of our mortgage servicing rights (“MSRs”) each reporting quarter, we provide information to a third party valuation firm who assists us with determining the possible impairment of MSRs, as described below.
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
Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. The interest rate for float, which we estimate, takes into consideration the investment portfolio average yield as well as current short duration investment yields. We believe this methodology provides a reasonable estimate. Mortgage loan prepayment speeds are calculated by the third party provider utilizing the Economic Outlook as published by the Office of Chief Economist of Freddie Mac in estimating prepayment speeds and provides a specific scenario with each evaluation. Based on the assumptions discussed, pre-tax projections are prepared for each pool of loans serviced. These earnings figures approximate the cash flow that could be received from the servicing portfolio. Valuation results are presented quarterly to management. At that time, we review the information and MSRs are marked to the lower of amortized cost or fair value for the current quarter.
Goodwill
Management tests goodwill for impairment on an annual basis using June 30 financial information. This testing procedure is performed with the assistance of a third party that evaluates possible impairment on the following:
The test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to a reporting unit and comparing the fair value of this reporting unit to its carrying value including goodwill. The value is determined assuming a freely-negotiated transaction between a willing buyer and a willing seller, neither being under any compulsion to buy or sell and both having reasonable knowledge of relevant facts. Accordingly, to derive the fair value of the reporting unit, the following common approaches to valuing business combination transactions involving financial institutions are utilized by a third party selected by Camco: (1) the comparable transactions approach – specifically based on earnings, book, assets and deposit premium multiples received in recent sales of comparable financial institutions; and (2) the discounted cash flow approach. The application of these valuation techniques takes into account the reporting unit’s

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three-month periods ended March 31, 2008 and 2007
3. Critical Accounting Policies (continued)
operating history, the current market environment and future prospects. As of the most recent quarter, the only reporting unit carrying goodwill is the Bank.
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
After each testing period, the third party compiles a summary of the test that is then provided to the Audit and Risk Management Committee of the Board of Directors for review. As of the most recent testing date, June 30, 2007, the fair value of the reporting unit exceeded its carrying amount; therefore, no impairment was recorded.
4. Earnings (Loss) Per Share
Basic earnings per common share is computed based upon the weighted-average number of common             shares outstanding during the year. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under outstanding stock options. Diluted earnings per share is not computed for periods in which an operating loss is sustained. The computations were as follows for the period ended March 31:

	For the three months ended
	March 31,
(in thousands, except per share information)	2008	2007
BASIC:
Net earnings (loss)	$(1,003)	$1,504

Weighted average common shares outstanding	7,155	7,458

Earnings (Loss) per share — Basic	$(.14)	$0.20

DILUTED:
Net earnings (loss)	$(1,003)	$1,504

Weighted average common shares outstanding	7,155	7,458
Dilutive effect of stock options	—	1

Total common shares and dilutive potential common shares	7,155	7,459

Earnings (Loss) per share — Diluted	$(.14)	$0.20

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three-month periods ended March 31, 2008 and 2007
5. Stock Option Plans
Effective January 1, 2006, the Corporation adopted SFAS No. 123R, “Accounting for Stock-Based Compensation,” which contains a fair-value based method for valuing stock-based compensation that measures compensation cost at the grant date based on the fair value of the award.
The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted during the three months ended March 31, 2008 and 2007:

	2008	2007
Fair value, calculated	$0.58	$1.22
Exercise Price	$8.92	$12.34
Risk-free interest rate	3.52%	4.81%
Expected stock price volatility	15.75%	11.98%
Expected dividend yield	6.00%	4.80%
Expected Life	10 years	10 years
A summary of the status of the Corporation’s stock option plans as of March 31, 2008 and December 31, 2007, and changes during the periods ending on those dates is presented below:

	Three Months ended		Year ended
	March 31, 2008		December 31, 2007
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of period	318,238	$15.10	304,874	$15.20
Granted	44,667	8.92	26,920	12.34
Exercised	—	—	(2,427)	12.50
Forfeited	(47,683)	15.63	(11,129)	14.67

Outstanding at end of period	315,222	$14.16	318,238	$15.10

Options exercisable at period end	243,371	$14.94	254,717	$15.32

Weighted-average fair value of options granted during the year		$0.58		$1.22

The following information applies to options outstanding at March 31, 2008:

	Options outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$8.92 - $9.75	47,341	9.4	$8.96	11,798	$9.10
$11.36 – $14.16	105,372	7.8	13.49	74,560	13.54
$14.55 – $17.17	162,509	5.0	16.06	157,013	16.05

	315,222	6.6	$14.16	243,371	$14.97

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three-month periods ended March 31, 2008 and 2007
6. Recent Accounting Pronouncements
In July 2006, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF Issue No. 06-04”). This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The EITF concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard was effective for Camco beginning January 1, 2008.
At March 31, 2008, the Corporation owned $21.9 million of bank owned life insurance policies. These life insurance policies are generally subject to endorsement split-dollar life insurance arrangements. These arrangements were designed to provide a pre-and postretirement benefit for officers of the Corporation. The impact of the adoption of EITF Issue No. 06-4 on Camco’s consolidated financial statements was a charge of approximately $832,000 to retained earnings and a corresponding liability for the same amount.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management believes that the impact of adoption resulted in enhanced footnote disclosures; however, the adoption did not materially impact the Consolidated Statements of Financial Condition, the Consolidated Statements of Earnings, or the Consolidated Statements of Cash Flows.
On February 12, 2008, the FASB decided to defer the effective date of Statement 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 is effective for certain non-financial assets and liabilities for fiscal years beginning after November 15, 2008.
7. Fair Value
SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes three levels of inputs that Camco uses to measure fair value:
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2: Level 1 inputs for assets or liabilities that are not actively traded. Also consists of an observable market price for a similar asset or liability. This includes the use of “matrix pricing” used to value debt securities absent the exclusive use of quoted prices.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three-month periods ended March 31, 2008 and 2007
Level 3: Consists of unobservable inputs that are used to measure fair value when observable market inputs are not available. This could include the use of internally developed models, financial forecasting, etc.
Fair value is defined as the price that would be received to sell an asset or transfer a liability between market participants at the balance sheet date. When possible, the Corporation looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Corporation looks to observable market data for similar assets and liabilities. However, certain assets and liabilities are not traded in observable markets and Camco must use other valuation methods to develop a fair value. The fair value of impaired loans is based on the fair value of the underlying collateral, which is estimated through third party appraisals or internal estimates of collateral values.
The following table presents financial assets and liabilities measured on a recurring basis:

(in thousands)		Fair Value Measurements at Reporting Date Using
	March 31, 2008	Level 1	Level 2	Level 3
Securities available for sale	$92,016	$—	$92,016	$—
The following table presents financial assets and liabilities measured on a non-recurring basis:

(in thousands)		Fair Value Measurements at Reporting Date Using
	March 31, 2008	Level 1	Level 2	Level 3
Impaired loans	$18,992	$—	$—	$18,992
Loans held for sale	1,429	—	—	1,429
Mortgage servicing rights	6,057	—	—	6,047
Real estate acquired through foreclosure	5,552	—	—	5,552
Impaired loans which are measured for impairment using the fair value of the collateral at March 31, 2008, had a carrying amount of $21.9 million, with a valuation allowance of $2.9 million, resulting in an additional provision for loan losses of $1.0 million during the first quarter of 2008.
Loans held for sale are originated on forward commitment contracts and are reported at the lower of cost or fair value. All loans held for sale at March 31, 2008, are secured by liens on 1-4 family residential properties.
Mortgage servicing rights are recognized as separate assets or liabilities when loans are sold with servicing retained. A pooling methodology to the servicing valuation, in which loans with similar characteristics are “pooled” together, is applied for valuation purposes. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that the bank could expect to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, interest earned on float, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated fair value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing.
Fair value for real estate acquired through foreclosure is determined by obtaining recent appraisals on the properties. The fair value under such appraisals is determined by using one of the following valuation techniques: income, cost or comparable sales. The fair value is then reduced by management’s estimate for the direct costs expected to be incurred in order to sell the property. Holding costs or maintenance expenses are recorded as period costs when occurred and are not included in the fair value estimate.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three-month periods ended March 31, 2008 and 2007
8. Subsequent Event
On May 7, 2008, Camco announced the execution of a definitive agreement to merge with First Place Financial Corp. (“First Place”). Under the terms of the agreement, Camco’s stockholders will be entitled to receive either $13.58 in cash or 0.97 shares of First Place common stock for each share of Camco common stock, subject to election and allocation procedures which are intended to ensure that 26.499% of Camco’s shares will be exchanged for cash and 73.501% of Camco’s shares will be exchanged for First Place’s common stock. The value of the stock component may be higher or lower at the time of closing depending on the share price of First Place’s common stock. The merger is expected to qualify as a tax-free exchange. The share exchange ratio of 0.97 may be adjusted in certain circumstances should the average price of First Place’s stock, calculated over a period prior to closing, be greater than $16.80 or less than $11.20. Camco may terminate the merger if the average price is less than $11.20, though First Place shall have the option of increasing the exchange ratio in order to complete the transaction. The merger is expected to close in the fourth calendar quarter of 2008, pending regulatory approval, approval of the transaction by both First Place and Camco stockholders and satisfaction of other customary closing conditions. Pursuant to the merger agreement, Camco will reduce its quarterly dividend to a maximum of $0.075 per share in the quarters prior to closing. If Camco reports a net loss from operations during any quarter prior to closing, Camco can not declare a dividend for that quarter.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the three-month periods ended March 31, 2008 and 2007
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Forward Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and this report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), as amended, which can be identified by the use of forward-looking terminology, such as may, might, could, would, believe, expect, intend, plan, seek, anticipate, estimate, project or continue or the negative thereof or comparable terminology. All statements other than statements of historical fact included in this document regarding our outlook, financial position and results of operation, liquidity, capital resources and interest rate sensitivity are forward-looking statements. These forward-looking statements also include, but are not limited to:
•	anticipated changes in industry conditions created by state and federal legislation and regulations;

•	anticipated changes in general interest rates and the impact of future interest rate changes on our profitability, capital adequacy and the fair value of our financial assets and liabilities;

•	retention of our existing customer base and our ability to attract new customers;

•	the development of new products and services and their success in the marketplace;

•	the adequacy of the allowance for loan losses; and

•	statements regarding our anticipated loan and deposit account growth, expense levels, liquidity and capital resources and projections of earnings.
These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:
•	competition in the industry and markets in which we operate;

•	changes in general interest rates;

•	rapid changes in technology affecting the financial services industry;

•	changes in government regulation; and

•	general economic and business conditions.
This MD&A is intended to give stockholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data elsewhere in this annual report. As used herein and except as the context may otherwise require, references to “Camco,” “the Corporation”, “we,” “us,” or “our” means, collectively, Camco Financial Corporation and its wholly owned subsidiaries, Advantage Bank and Camco Title Agency.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the three-month periods ended March 31, 2008 and 2007
Overview
For the first quarter of 2008, we recorded a net loss of $1.0 million, or ($0.14) per share. Our financial results for the first quarter of 2008 were significantly impacted by the economic and housing slowdown. The weak economy impacted our balance sheet by reducing demand for loans and increasing nonperforming assets. Credit quality continued to deteriorate as nonperforming assets rose to $34.0 million at March 31, 2008, and net charge offs and the provision for loan losses totaled $1.1 million and $2.3 million, respectively, during the quarter.
Recent actions by the Federal Open Markets Committee, in response to unprecedented disruptions and losses in the financial markets, resulted in significant declines in the Prime interest rate during the fourth quarter of 2007 and the first quarter of 2008. Rapidly falling interest rates negatively impacted our net interest margin and our net earnings during the first quarter of 2008 as our loan portfolio repriced downward more quickly than we were able to reduce our funding costs. We believe this lag in repricing will persist for at least two more quarters.
As we noted in our annual report on Form 10-K for December 31, 2007, we projected and are now experiencing a reduction in our borrowing capacity with the Federal Home Loan Bank of Cincinnati (FHLB) and with other lending institutions. Our increasing nonperforming loan portfolio and reduced earnings are the primary drivers for this liquidity tightening. Since we have historically relied heavily on borrowings from the FHLB, our balance sheet was significantly leveraged at December 31, 2007, even though we made progress during 2007 to reduce our overall borrowing levels. To counter this reduction in borrowing capacity and to ensure we had access to funding in case we encountered significant losses or liquidity demands, we increased brokered deposits by $26.9 million during the first quarter of 2008 and reduced borrowings further. This strategy was defensive and had a negative impact on earnings as funds in excess of our borrowing reductions had yet to be deployed into loans or securities at March 31, 2008.
We were successful in increasing retail deposits by $16.7 million during the first quarter, although most of the growth was in rate-sensitive money market accounts. We allowed $5.0 million of auctioned public fund deposits to mature during the quarter and did not rebid on those funds to reduce the collateral burden on our securities portfolio. We plan to continue to aggressively pursue retail deposits during 2008 to improve our liquidity position and build franchise value.
We also are aggressively working with commercial and consumer borrowers to try to curtail further increases in our delinquent and nonperforming loans. However, continuing signs of economic stress compounded by inflation and a very weak housing market may result in continued increases in nonperforming and delinquent loans.
On May 7, 2008, we announced the execution of a definitive agreement to merge with First Place Financial Corp (“First Place”). Under the terms of the agreement, Camco’s stockholders will be entitled to receive either $13.58 in cash or 0.97 shares of First Place common stock for each share of Camco common stock, subject to election and allocation procedures which are intended to ensure that 26.499% of Camco’s shares will be exchanged for cash and 73.501% of Camco’s shares will be exchanged for First Place’s common stock. The value of the stock component may be higher or lower at the time of closing depending on the share price of First Place’s common stock. The merger is expected to qualify as a tax-free exchange. The share exchange ratio of 0.97 may be adjusted in certain circumstances should the average price of First Place’s stock, calculated over a period prior to closing, be greater than $16.80 or less than $11.20. Camco may terminate the merger if the average price is less than $11.20, though First Place shall have the option of increasing the exchange ratio in order to complete the transaction. The merger is expected to close in the fourth calendar quarter of 2008, pending regulatory approval, approval of the transaction by both First Place and Camco stockholders and satisfaction of other customary closing conditions. Pursuant to the merger agreement, we will reduce our quarterly dividend to a maximum of $0.075 per share in the quarters prior to closing. If we report a net loss from operations during any quarter prior to closing, we can not declare a dividend for that quarter.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the three-month periods ended March 31, 2008 and 2007
Discussion of Financial Condition Changes from December 31, 2007 to March 31, 2008
At March 31, 2008, Camco’s consolidated assets were essentially equal to the December 31, 2007 total. The increase in total assets was comprised primarily of increases in cash and cash equivalents and securities available for sale offset partially by decreases in loans held for sale and loans receivable net. The increase in total assets was driven by a $38.6 million increase in total deposits. We expect total asset growth to be limited in the near term as growth in deposits would most likely be used to further reduce outstanding borrowings.
Cash and interest-bearing deposits in other financial institutions totaled $46.0 million at March 31, 2008, an increase of $22.9 million, or 99.8%, from December 31, 2007. As noted in our annual report for fiscal year 2007, we sought to improve our liquidity position by issuing brokered deposits to reduce borrowings. We planned to hold cash in excess of the amount of borrowings we could repay during the first quarter in anticipation of the maturity of fixed-term borrowings at the end of the second quarter. However, we did not anticipate the slowdown of new loan production during the first quarter of 2008, which resulted in a higher balance of interest-earning deposits than we would prefer at March 31, 2008. We currently plan to deploy excess cash into loans and investment securities in the second quarter of 2008.
Securities totaled $94.7 million at March 31, 2008, an increase of $3.0 million, or 3.3%, from December 31, 2007, due to purchases totaling $20.5 million and the increase in the fair value of securities available for sale of $1.0 million for the three-month period ended March 31, 2008. These increases were offset partially by principal repayments of $14.2 million and sales of $4.3 million. Purchases were comprised of intermediate-term callable notes and mortgage-backed securities issued by U.S. Government sponsored enterprises with an average yield of 3.84% and 5.15%, respectively. All of the securities purchased were classified as available for sale.
Loans receivable, including loans held for sale, totaled $796.7 million at March 31, 2008, a decrease of $18.5 million, or 2.3%, from December 31, 2007. The decrease resulted primarily from principal repayments of $72.1 million and loan sales of $13.0 million which were partially offset by loan disbursements totaling $71.8 million. The volume of loans originated during the first three months of 2008 decreased compared to the 2007 period by $13.6 million, or 16.0%, while the volume of loan sales increased by $4.9 million or 60.4% year to year. The decrease in outstanding loans during the first quarter of 2008 occurred primarily in our retail residential mortgage loan portfolio, which fell by $15.0 million. While we have seen a slight increase in prepayments on residential mortgage loans, our ability to produce new residential mortgage loans has been significantly impaired by the housing market, with new and existing home sales declining to decade lows.
Loan originations during the three-month period ended March 31, 2008, were comprised primarily of $41.7 million in commercial loans, $17.2 million of loans secured by one- to four-family residential real estate and $12.9 million in consumer and other loans. Our intent is to continue to expand consumer and commercial real estate lending in future periods as a means of increasing the yield on our loan portfolio. In the near term, however, lending volumes of acceptable risk are expected to diminish due to a slowing economy and loan repayments will be used to reduce borrowings and build liquidity.
Further deterioration of the residential loan market in Ohio may result in a continued shift in the loan portfolio toward commercial and consumer loans. While we have embraced the strategy of transforming our balance sheet toward commercial and consumer loans, we recognize that we cannot lose sight of the importance of maintaining a strong residential loan portfolio. We closed our loan production offices in Canton, Ohio, and Huntington, West Virginia, in late 2007. Those offices did not provide a material source of residential loan originations. We plan to introduce new leadership to our residential lending team during the second quarter of 2008 to expand our product offering and improve the execution of our residential lending line of business in larger markets in our footprint.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the three-month periods ended March 31, 2008 and 2007
The allowance for loan losses totaled $7.9 million and $6.6 million at March 31, 2008, and December 31, 2007, representing 27.7% and 26.0% of nonperforming loans, respectively, at those dates. Nonperforming loans (loans with three payments or more delinquent plus nonaccrual loans) totaled $28.4 million and $25.5 million at March 31, 2008 and December 31, 2007, respectively, constituting 3.56% and 3.13% of total net loans, including loans held for sale, at those dates. Net charge-offs totaled $1.1 million for the first quarter of 2008, comprised primarily of a single commercial loan to a home builder for $749,000, which was secured by accounts receivable. We plan to pursue legal remedies to attempt to recover some of the lost balance, but are uncertain that any material balance will be recovered. We also placed specific reserves of $256,000 on two loans secured by nonowner-occupied 1-4 family residential real estate with total balances of $2.1 million. The increase in nonperforming home equity lines of credit (HELOC) and second mortgage loans was also primarily due to nonowner-occupied investment properties.
The following table details delinquent and nonperforming loans at March 31, 2008, and December 31, 2007:

In thousands	March 31, 2008			December 31, 2007
		90+ days			90+ days
	30 - 89 days	delinquent,		30 - 89 days	delinquent,
	delinquent	accruing	Nonaccrual	delinquent	accruing	Nonaccrual
Construction and development	$519	$—	$5,351	$11	$—	$5,568
HELOC and second mortgage	2,427	—	2,115	2,504	—	1,026
1-4 Family	6,704	—	11,612	6,652	1,520	8,310
Multifamily	180	—	1,685	—	—	871
Commercial and agricultural	2,208	—	7,626	2,036	—	7,603
Consumer and other	103	—	11	1,209	—	617

Total	$12,141	$—	$28,400	$12,412	$1,520	$23,995

Although we believe that the allowance for loan losses at March 31, 2008, is adequate to cover probable, incurred losses inherent in the loan portfolio at that date based upon the available facts and circumstances, there can be no assurance that additions to the allowance for loan losses will not be necessary in future periods, which could adversely affect our results of operations. Unemployment rates in our markets, and Ohio in general, are higher than the national average, and bankruptcy and foreclosure filings in Ohio are very high compared to the rest of the nation. Additionally, Ohio is experiencing declining values of residential real estate. However, Ohio in general has not experienced significant increases in home values over the past five years like many regions in the U.S., which should comparatively mitigate losses on loans. Nonetheless, these factors, compounded by a very uncertain national economic outlook, may increase the level of future losses beyond our current expectations.
Deposits totaled $730.8 million at March 31, 2008 an increase of $38.6 million, or 5.6%, from the total at December 31, 2007. The increase in deposits was primarily due to an increase of $26.8 million in brokered certificates of deposit and $12.7 million in money market accounts. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at March 31, 2008, and December 31, 2007:

	March 31, 2008		December 31, 2007		Change
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$36,467	0.00%	$35,755	0.00%	$712	0.00%
Interest-bearing demand	87,121	1.28	91,132	1.57	(4,011)	(0.29)
Money market	124,477	3.16	111,740	3.57	12,737	(0.41)
Savings	36,735	0.27	36,963	0.27	(228)	0.00
Certificates of deposit – retail	397,608	4.49	395,016	4.78	2,592	(0.29)
Certificates of deposit – brokered	48,373	4.49	21,578	5.09	26,795	(0.60)

Total deposits	$730,780	3.44%	$692,184	3.52%	$38,596	(0.08%)

The increase in certificates of deposits was primarily a result of an increase in brokered deposits purchases of $26.8 million in the first quarter of 2008. Brokered deposits were used to reduce borrowings and improve the Bank’s liquidity position. However, we acknowledge that brokered deposits are not core, franchise-enhancing deposits, and we do not intend to stray from our strategy

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the three-month periods ended March 31, 2008 and 2007
of improving the long-term funding mix of the Bank’s deposit portfolio by aggregating small business, commercial and retail checking accounts. We have implemented a number of organizational and product development initiatives including a new suite of commercial and small business checking accounts, enhancements to our online business cash management system, and the launch of remote deposit capture solution.
The increase in money market accounts is due to new account openings as our premium money market rate during most of the quarter was comparable to our certificate of deposit rates. Additionally, customers are showing preference toward liquid deposit accounts in anticipation of future increases in interest rates. The decline in interest-bearing demand deposits was nearly all due to two accounts, including one public fund account that we believe will return in the second quarter of 2008.
This shift in the mix of the deposit portfolio from lower-cost demand deposits and savings accounts to higher-costing certificates of deposit and money markets limited our ability to reduce our cost of funds during the first quarter of 2008. We aggressively reduced the rates offered on our money markets and plan to continue to reduce those rates in the second quarter of 2008. We also believe that the significant level of certificates of deposit maturing in 2008 will help to reduce our cost of funds further during the remainder of the current year, based on our current expectation for interest rates.
Advances from the FHLB and other borrowings totaled $194.7 million at March 31, 2008, a decrease of $26.3 million, or 11.9%, from the total at December 31, 2007. The decrease in borrowings was primarily due to the decrease in FHLB advances of $21.4 million as we continue to reduce borrowings as a result of the increase in deposits and a net decrease in the loan portfolio. We have aggressively issued brokered deposits to reduce our outstanding borrowings with the FHLB. The rest of the decline in borrowings was related to lower balances of retail repurchase agreements in March 2008 compared to December 2007. See “Liquidity and Capital Resources” for further discussion on our borrowings position.
Stockholders’ equity totaled $86.5 million at March 31, 2008, a decrease of $2.2 million, or 2.4%, from December 31, 2007. The decrease resulted primarily from a net loss of $1.0 million, dividends of $1.0 million and an adjustment to retained earnings for the accrual of split dollar life insurance costs of $832,000. Falling interest rates improved the fair value of our investments securities, which resulted in an increase in unrealized gains on available for sale securities, net of tax, of $678,000.
Comparison of Results of Operations for the Three Months Ended March 31, 2008 and 2007
Camco’s net loss for the three months ended March 31, 2008, totaled $1.0 million, a decrease of $2.5 million, from the net earnings of $1.5 million reported in the comparable 2007 period. On a per share basis, the net loss during the first quarter of 2008 was $0.14, compared to earnings of $0.20 per share in the first quarter of 2007. The decline in earnings was primarily attributable to an increase in the provision for losses on loans of $2.1 million and a decrease in net interest income of $784,000, before the effect of federal income taxes.
Net Interest Income
Net interest income amounted to $6.6 million for the three months ended March 31, 2008, a decrease of $784,000, or 10.6%, compared to the three-month period ended March 31, 2007, generally reflecting the effects of a $41.7 million decrease in the average balance of interest earning assets, coupled with the decrease of 17 basis points in the net interest spread. Net interest margin fell to 2.80% in the first quarter of 2008 compared to 2.94% in the fourth quarter of 2007 and 2.99% in the first quarter of 2007. The compression in net interest spread and margin during the first quarter of 2008, compared to the first quarter of 2007, was due, nearly equally, to a lower volume of interest- earning assets and a lower yield on those assets compounded by a higher cost of interest-nearing liabilities in the first quarter of 2008.
Margin pressure is a challenge due to the yield on assets declining at a faster rate than the cost of funds. At the same time, the loan portfolio has not grown to offset the tighter spreads to result in higher net interest income. While loan production has

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the three-month periods ended March 31, 2008 and 2007
slowed, we continue to diversify the loan portfolio by encouraging continued growth in commercial and consumer loan balances as these types of loans are normally higher-yielding assets than conventional mortgage loans.
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

	2008			2007
Three Months Ended March 31,	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	outstanding	earned /	yield/	outstanding	earned /	yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Loans receivable (1)	$787,903	13,404	6.80%	$815,633	14,151	6.94%
Securities	93,409	1,076	4.61%	110,917	1,200	4.33%
FHLB stock	28,816	375	5.21%	28,722	451	6.26%
Cash surrender value of life insurance	21,808	225	4.13%	21,018	231	4.40%
Other Interest-bearing accounts	12,196	127	4.17%	11,683	156	5.34%

Total interest-earning assets	944,132	15,207	6.44%	987,973	16,189	6.55%

Noninterest-earning assets (2)	81,743			61,688

Total average assets	$1,025,875			$1,049,661

Interest-bearing liabilities:
Deposits	674,181	6,401	3.80%	649,451	6,004	3.70%
FHLB advances and other	203,526	2,203	4.33%	261,510	2,798	4.28%

Total interest-bearing liabilities	877,707	8,604	3.92%	910,961	8,802	3.86%

Noninterest-bearing deposits	38,631			32,896
Noninterest-bearing liabilities	21,737			14,302

Total average liabilities	938,075			958,159
Total average shareholders’ equity	87,800			91,502

Total liabilities and shareholders’ equity	$1,025,875			$1,049,661

Net interest income/Interest rate spread		$6,603	2.52%		$7,387	2.69%

Net interest margin (3)			2.80%			2.99%

Average interest-earning assets to average interest-bearing liabilities			107.57%			108.45%

(1)	Includes loans held for sale. Loan fees are immaterial.

(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses

(3)	Net interest income as a percent of average interest-earning assets
Interest income on loans totaled $13.4 million for the three months ended March 31, 2008, a decrease of $747,000, or 5.3%, from the comparable 2007 period. The decrease resulted primarily from a decrease in the average balance outstanding of $27.7 million in 2008 compared to the first quarter of 2007. A 14 basis point decrease in the average yield in the 2008 period also negatively impacted interest income on loans. The Prime rate was 200 basis points lower during the first three months of 2008 compared to the first quarter of 2007, which was a key driver for the decrease in the yield on loans in 2008 as most of the loans tied to the Prime rate reprice within a month of a change in the rate. Further declines in the Prime rate may continue to negatively affect the yield on loans.
Interest income on securities totaled $1.1 million for the three months ended March 31, 2008, a decrease of $124,000, or 10.3%, from the first quarter of 2007. The decrease was due primarily to a $17.5 million, or 15.8%, decrease in the average balance outstanding in the first quarter of 2008 from the first quarter of 2007, offset partially by a 28 basis point increase in the average

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the three-month periods ended March 31, 2008 and 2007
yield, to 4.61% for the 2008 period. The yield on the investment and mortgage-backed securities portfolio has increased in 2008 as some cash flows from maturities and principal payments received after the first quarter of 2007 were reinvested in higher-yielding securities through 2007.
Dividend income on FHLB stock decreased by $76,000, or 16.9%, due primarily to a 105 basis point decrease in the average yield, to 5.21% in 2008. Interest income on cash surrender value of life insurance decreased $6,000 or 2.6%, due primarily to a 27 basis point decrease in the average yield, to 4.13% offset partially by a $790,000, or 3.8% increase in the average balance outstanding period to period.
Interest expense on deposits totaled $6.4 million for the three months ended March 31, 2008, an increase of $397,000, or 6.6%, compared to the same quarter in 2007 due primarily to a 10 basis point increase in the average cost of deposits to 3.80% in the current quarter, coupled with a $24.7 million, or 3.8%, increase in average interest bearing deposits outstanding. While the cost of deposits was higher in the first quarter of 2008 compared to the first quarter of 2007, the cost in 2008 stabilized compared to the linked fourth quarter of 2007. However, the interest-bearing deposit portfolio was more heavily weighted toward certificates of deposit in 2008, which limited the overall decline in the 2008 quarter compared to the linked quarter. Additionally, competitive pressures continued to limit our ability to reduce interest rates paid on deposits at a pace comparable to our falling asset yields.
Interest expense on borrowings totaled $2.2 million for the three months ended March 31, 2008 a decrease of $595,000, or 21.3%, from the same 2007 three-month period. The decrease resulted primarily from a $58.0 million, or 22.2%, decrease in the average borrowings outstanding coupled with a 5 basis point increase in the average cost of borrowings to 4.33%.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectability of the Bank’s loan portfolio. Nonperforming assets totaled $34.0 million at March 31, 2008, a significant increase compared to $20.4 million at March 31, 2007. Additionally, net charge offs totaled $1.1 million in 2008 compared to $213,000 in the first quarter of 2007.
Based upon an analysis of these factors and a very uncertain but pessimistic economic outlook, we increased the provision for losses on loans to $2.3 million for the three months ended March 31, 2008, compared to $195,000 for the same period in 2007. We believe our classified loans are adequately reserved for probable, incurred losses inherent in our loan portfolio at March 31, 2008. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future.
Other Income
Other income totaled $1.1 million for the three months ended March 31, 2008 a decrease of $446,000, or 28.4%, from the comparable 2007 period. The decrease in other income was primarily attributable to a $256,000 decrease in the valuation of mortgage servicing rights, a decrease of $117,000 in late charges, rent and other income, and a $91,000 increase in net losses incurred on the sale of foreclosed real estate.
The decrease in the valuation of mortgage servicing rights is primarily due to increased volatility in the level of mortgage refinancings and the resultant expectations on future loan prepayments. During the first quarter of 2008, sharp but quickly recovering mortgage interest rate declines in January and late March affected the prepayment speeds and the valuation of the servicing rights of certain pools. Management feels that the speeds will come back to a stabilized pattern and this impairment may be recovered in the second quarter of 2008 as mortgage rates are not expected to decline to the levels experienced temporarily in the first quarter of 2008.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the three-month periods ended March 31, 2008 and 2007
The decrease in late charges, rent and other was due to decreased revenue relating to late charges and modification fees in 2008. This is reflective of the decreased loan portfolio year to year. Additionally, the overall slowdown in the mortgage market in 2008 compared to 2007 reduced the level of income we earned through our title agency.
Home values entered a recessionary state in Ohio during the second half of 2007. While the valuation declines in Ohio have been mild in general, compared to other states, continued increases in foreclosed homes in Ohio may continue to place downward pressure on home values in 2008 and cause us to incur additional losses on the sale of foreclosed homes.
General, Administrative and Other Expense
General, administrative and other expense totaled $7.1 million for the three months ended March 31, 2008 an increase of $502,000 or 7.7%, from the comparable period in 2007. The increase in general, administrative and other expense was due primarily to an increase of $180,000 in employee compensation and benefits, a $136,000 increase in real estate owned and other expenses, a $121,000 increase in professional services and a $108,000 increase in deposit insurance premiums. These increases were partially offset by a $126,000 decrease in advertising and a $57,000 decrease in data processing expense.
We incurred higher medical plan costs in 2008. Also significantly lower loan production in the first quarter of 2008 reduced the amount of compensation expense deferred compared to 2007. Together, these two items accounted for a $197,000 increase in compensation and benefits expense in 2008. Base compensation expense was flat in 2008 compared to the first quarter of 2007.
The reorganization of the Deposit Insurance Fund in 2006 resulted in the assessment of premiums by the Federal Deposit Insurance Corporation. The increase in professional services was due to increased fees relating to commercial, consumer and residential loan reviews. The increase in real estate owned and other expenses was due to the increase in real estate owned balance coupled with expenses related to the maintenance and marketing of properties and the amortization of our investment in affordable housing projects.
The decrease in advertising was due to a higher level of expense in 2007, which was incurred due to preparation for the launch of a new branch in London, Ohio, in 2007 and for additional brochures, posters and sales campaigns.
Federal Income Taxes
The provision for federal income taxes totaled ($659,000) for the three months ended March 31, 2008. Tax credits related to our investment in affordable housing partnerships totaled $49,000 in 2008 compared to $0 in 2007.
Liquidity and Capital Resources
“Liquidity” refers to our ability to fund loan demand and deposit withdrawal requests, to pay dividends to shareholders and to meet other commitments and contingencies. The purpose of liquidity management is to ensure sufficient cash flow to meet all of Camco’s financial commitments and to capitalize on opportunities for business expansion in the context of managing interest rate risk exposure. This ability depends on our financial strength, asset quality and the types of deposit and loan instruments offered to customers.
We monitor and assess liquidity needs daily in order to meet deposit withdrawals, loan commitments and expenses. Camco’s liquidity contingency funding plan identifies liquidity thresholds and red flags that may evidence liquidity concerns or future crises. The contingency plan details specific actions to be taken by management and the Board of Directors. It also identifies sources of emergency liquidity, both asset and liability-based, should Camco encounter a liquidity crisis. In conjunction with our asset/liability and interest rate risk management activities, we actively monitor liquidity risk and analyze various scenarios that could impact or impair Camco’s ability to access emergency funding during a liquidity crisis. Additional sources of liquidity include deposits, borrowings and principal and interest repayments on loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions, and competition and are difficult to predict.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the three-month periods ended March 31, 2008 and 2007
The decrease in the outstanding balance of loans in 2008 was the main driver for the increase in cash provided by investing activities, which totaled $11.2 million in 2008, compared to a net use of cash of ($4.1) million in 2007. New loan production was lower and principal repayments were higher in 2008 compared to the first quarter of 2007. Some of these cash flows were used to acquire investment securities in 2008. We also encountered some calls of investment securities by the issuer during the first quarter of 2008 due to the significantly lower interest rate environment in 2008. As we noted in our 2007 Annual Report and Form 10-K for December 31, 2007, we intend to hold some of our excess funding in cash equivalents or short-term investments to improve our liquidity position.
Approximately $40.1 million, of our investment and mortgage-backed securities portfolio is expected to mature or prepay in the remainder of 2008. While these maturities could provide a significant source of liquidity in the short term, we have a significant level of public funds deposits and repurchase agreements, which limits our ability to use these funds freely due to the collateral requirements of those deposits and repurchase agreements. Deposits of state and local political subdivision deposits totaled $60.3 million at March 31, 2008 and $57.5 million at December 31, 2007.
Approximately $316.7 million of our certificate of deposit portfolio is scheduled to mature within twelve months of March 31, 2008, and the weighted average rate paid on those maturing deposits is 4.65%. While depositors showed a preference toward short term certificates or other issuances less than 18 months during 2007, we have had recent success in increasing longer-term deposits with 18 to 24 month maturities. This helps to reduce liquidity pressure on the Corporation and allows us to lock in rates on deposits in a low interest rate environment. Competition for deposits is very strong in our markets.
FHLB advances are another funding source. In the past, we have depended heavily on borrowings to fund balance sheet growth. While significant strategic and tactical focus is being placed on deposit growth currently, borrowings and additional borrowing capacity at the FHLB are still vital sources of liquidity and growth funding. As we noted in our annual report for 2007, we forecasted and are experiencing, tightened lending standards from the FHLB in the form of higher collateral maintenance requirements. While we have been successful in significantly reducing our debt over the last two and a half years, we find that in the aggregate we can borrow less than we could three years ago, despite offering additional forms of collateral. This has come as a result of our shrinking 1-4 family loan portfolio, which serves as primary collateral for our borrowings, and our high level of nonperforming loans. We had approximately $50.9 million of additional borrowing capacity available at the FHLB as of March 31, 2008, compared to $97.7 million at December 31, 2007.
The reduced borrowing capacity will somewhat limit our overall balance sheet growth as we have a lessened ability to leverage growth. We anticipate that we will have sufficient funds available to meet our current loan commitments. Based upon historical deposit flow data, our competitive pricing and management’s experience, we believe that a significant portion of our maturing certificates of deposit in 2008 will remain with the Bank, but recognize the significance of the risks discussed above.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the three-month periods ended March 31, 2008 and 2007
The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of March 31, 2008.

		Payments due by period
	Less
	than	1 – 3	3 – 5	More than
	1 year	Years	years	5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$248	$512	$314	$448	$1,522
Advances from the FHLB	68,790	62,024	10,624	36,218	177,656
Repurchase agreements	11,268	736	—	—	12,004
Certificates of deposit	315,099	123,464	6,393	1,024	445,980
Subordinated debentures (1)				5,000	5,000
Ohio equity funds for housing	1,481	1,996	298	241	4,016

Amount of commitments expiring per period:
Commitments to originate loans:
Overdraft lines of credit	$951	$—	$—	$—	$951
Home equity lines of credit	78,065	—	—	—	78,065
One- to four-family and multi-family loans includes loans in process	24,965	—	—	—	24,965
Commercial includes loans in process & lines of credit	9,014	—	—	—	9,014
Letters of credit	1,074	—	—	—	1,074
Total contractual obligations	$510,955	$188,732	$17,629	$42,931	$760,247

(1)	The subordinated debentures are redeemable, at Camco’s option, commencing September 15, 2008. The debentures mature on September 15, 2037.
Camco and Advantage are required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2008, the both companies exceeded all minimum regulatory capital requirements to be considered “well-capitalized.” The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at March 31, 2008:

					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		Adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$91,361	12.33%	≥$59,269	≥8.0%	≥$74,086	10.0%
Advantage Bank	$86,278	11.67%	≥$59,162	≥8.0%	≥$73,952	10.0%

Tier I capital to risk-weighted assets:
Camco Financial Corporation	$83,508	11.27%	≥$29,634	≥4.0%	≥$44,452	6.0%
Advantage Bank	$78,425	10.60%	≥$29,581	≥4.0%	≥$44,371	6.0%

Tier I leverage to average assets:
Camco Financial Corporation	$83,508	8.14%	≥$41,024	≥4.0%	≥$51,281	5.0%
Advantage Bank	$78,425	7.70%	≥$40,715	≥4.0%	≥$50,893	5.0%

Federal law prohibits a financial institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized. Additionally, the payment of dividends by Advantage Bank to its parent and by Camco Financial Corporation to shareholders is subject to restriction by regulatory agencies. These restrictions normally limit dividends from the Bank to the sum of the Bank’s current and prior two years’ earnings, as defined by the agencies.
On May 7, 2007, we announced the execution of a definitive agreement to merge with First Place Financial Corp. As a condition to the merger and to preserve capital, Camco must reduce its quarterly divided to no higher than $0.075 per share. If we report a net loss for any quarter prior to the closing of the merger, we cannot declare a dividend for that quarter. These conditions will impact our dividend in the second and third quarters of 2008. We declared a dividend of $0.15 per share in the first quarter of 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The objective of our interest rate risk management function is to maintain consistent growth in net interest income within the Board’s policy limits through management of balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates and customer preferences.
The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity and achieving consistent growth in core deposits. See “Liquidity and Capital Resources” for additional discussion on liquidity.
We consider interest rate risk to be Camco’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of Camco’s net interest income is largely dependent upon the effective management of interest rate risk.
To identify and manage interest rate risk, we employ an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on estimated cash flows and repricing characteristics and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes projections for activity levels in each of the product lines offered. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. Assumptions are inherently uncertain and the measurement of net interest income or the impact of rate fluctuations on net interest income cannot be precisely predicted. Actual results may differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.
The Bank’s Asset/Liability Management Committee (“ALCO”), which includes senior management representatives and reports to the Bank’s Board of Directors, monitors and manages interest rate risk within Board-approved policy limits. The interest rate risk position of Camco presented below is determined by measuring the anticipated change in net interest income over a twelve month horizon assuming an instantaneous and parallel shift (linear) increase or decrease in all interest rates. The ALCO also monitors the sensitivity of the Bank’s economic value of equity (“EVE”) due to sudden and sustained changes in market rates. The ALCO monitors the change in EVE on a percentage change basis.

Item 4: Controls and Procedures
     (a) Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Camco’s disclosure controls and procedures (as defined under Rules 13a- and 15d- and 15(c) of the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures are effective.
     (b) There were no changes in Camco’s internal control over financial reporting during the quarter ended March 31, 2008, which materially affected or are reasonably likely to materially affect the internal controls over financial reporting.
PART II
ITEM 1. Legal Proceedings
          Not applicable.
ITEM 1A. Risk Factors
Camco’s announced agreement to merge with First Place Financial Corp.
The consummation of the merger is dependent upon a number of factors, including the approval of the transaction by the stockholders of Camco and First Place Financial Corp. and by federal regulators. If the merger is not consummated, Camco’s operations may be significantly impaired by personnel turnover that usually occurs during the transition period prior to closing. Additionally, professional service expenses may increase due to legal, and accounting fees.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable

(c)	On March 27, 2007, the Board of Directors of Camco Financial Corporation approved a stock repurchase plan under which the company may repurchase up to 5% of its outstanding common stock. No shares were purchased during the first quarter of 2008 under this plan, and the plan expired. The Board of Directors did not renew the plan in 2008.

ITEM 3.	Defaults Upon Senior Securities
          Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders
          Not applicable

ITEM 5.	Other Information
          Not applicable

ITEM 6. Exhibits

Exhibit 2	Agreement and Plan of Merger dated May 7, 2008	Incorporated by reference to Form 8-K filed on May 9, 2008, exhibit 2

Exhibit 3(i)	Third Restated Certificate of Incorporation of Camco Financial Corporation, as amended	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Film no. 04668873 (“2003 Form 10-K”), Exhibit 3(i)

Exhibit 3(ii)	2003 Amended and Restated By-Laws of Camco Financial Corporation	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Exhibit 3(ii)

Exhibit 4	Letter of Agreement to Furnish Copies of Long-term Debt Instruments and Agreements	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 4

Exhibit 10(i)	Employment Agreement dated January 1, 2001, by and between Camco Financial Corporation and Richard C. Baylor	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Exhibit 10(i)

Exhibit 10(ii)	Line of Credit Agreement with KeyBank	Incorporated by reference to Camco’s Annual Report of Form 10-K for the fiscal Year ended December 31, 2007, Exhibit 10(ii)

Exhibit 10(iii)	Form of 2002 Salary Continuation Agreement, including individualized Schedule A’s for each participant	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(iv)

Exhibit 10(iv)	Form of 1996 Salary Continuation Agreement, including Schedule A’s for D. Edward Rugg and Edward A. Wright	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(iv)

Exhibit 10(v)	Form of Executive Deferred Compensation Agreement	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(vi)

Exhibit 10(vi)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90142, Exhibit 4.01

Exhibit 10(vii)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(vii)

Exhibit 10(viii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(viii)

Exhibit 10(ix)	Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90152, Exhibit 4.01

Exhibit 10(x)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan	Incorporated by reference to Camco’s Form 8-K filed on February 2, 2005, film no. 05570393 (“2005 8-K”), Exhibit 10.5

Exhibit 10(xi)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(xi)

Exhibit 10(xii)	Camco Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90166, Exhibit 4.01

Exhibit 10(xiii)	Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to Camco’s Form S-8 filed on January 5, 2000, File Number 333-94113, Exhibit 4.01

Exhibit 10(xiv)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8-K, Exhibit 10.4

Exhibit 10(xv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8-K, Exhibit 10.3

Exhibit 10(xvi)	Summary of Bonus Plan	Incorporated by reference to Camco’s Annual Report of Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10(xvi)

Exhibit 10(xvii)	Change of Control Agreement including Attachment A listing participants	Incorporated by reference to Camco’s Annual Report of Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10(xvii)

Exhibit 11	Statement regarding computation of per share earnings	Incorporated by reference to Note 4 to the Consolidated Financial Statements on page 11 of this Form 10-Q

Exhibit 13	2007 Annual Report to Stockholders	Incorporated by reference to Camco’s Annual Report of Form 10-K for the fiscal year ended December 31, 2007, Exhibit 13

Exhibit 31(i)	Section 302 certification by Chief Executive Officer

Exhibit 31(ii)	Section 302 Certification by Chief Financial Officer

Exhibit 32(i)	Section 1350 certification by Chief Executive Officer

Exhibit 32(ii)	Section 1350 certification by Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 12, 2008	By:	/s/ Richard C. Baylor Richard C. Baylor Chief Executive Officer

Date:	May 12, 2008	By:	/s/ Eric S. Nadeau Eric S. Nadeau Chief Financial Officer