Form 10-Q
period 2008-06-30
CAMCO FINANCIAL CORP
filed 2008-08-11
CIK 16614

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Registrant’s telephone number, including area code: (740) 435-2020
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of August 5, 2008, the latest practicable date, 7,155,595 shares of the registrant’s common stock, $1.00 par value, were outstanding.

Camco Financial Corporation

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Cash and due from banks	$22,088	$17,572
Interest-bearing deposits in other financial institutions	24,025	5,432

Cash and cash equivalents	46,113	23,004

Securities available for sale, at fair value	92,489	88,919
Securities held to maturity, at cost, approximate fair value of $2,799 and $2,793 as of June 30, 2008 and December 31, 2007, respectively	2,823	2,769
Loans held for sale — at lower of cost or fair value	387	3,169
Loans receivable — net	790,586	812,102
Office premises and equipment — net	12,375	12,856
Real estate acquired through foreclosure	5,602	5,034
Federal Home Loan Bank stock — at cost	29,490	28,722
Accrued interest receivable	5,207	6,034
Mortgage servicing rights — at lower of cost or fair value	6,308	6,356
Prepaid expenses and other assets	6,086	5,231
Cash surrender value of life insurance	22,113	21,707
Goodwill	6,683	6,683
Prepaid and refundable federal income taxes	1,222	675

Total assets	$1,027,484	$1,023,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$731,059	$692,184
Advances from the Federal Home Loan Bank and other borrowings	193,358	220,981
Advances by borrowers for taxes and insurance	992	3,627
Accounts payable and accrued liabilities	11,290	11,331
Dividends payable	—	1,081
Deferred federal income taxes — net	4,900	5,423

Total liabilities	941,599	934,627

Commitments	—	—

Stockholders’ equity:
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 14,900,000 shares; 8,834,509 shares issued at June 30, 2008 and December 31, 2007	8,835	8,835
Additional paid-in capital	59,894	59,842
Retained earnings	41,555	44,083
Accumulated other comprehensive (loss) net of related tax effects	(285)	(12)
Treasury stock — 1,678,913 shares at June 30, 2008 and December 31, 2007, at cost	(24,114)	(24,114)

Total stockholders’ equity	85,885	88,634

Total liabilities and stockholders’ equity	$1,027,484	$1,023,261

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income
Loans	$26,191	$29,003	$12,667	$14,703
Investment securities	2,145	2,335	1,069	1,134
Other interest-earning accounts and dividends	1,063	1,192	579	587

Total interest and dividend income	29,399	32,530	14,315	16,424

Interest expense
Deposits	12,121	12,334	5,720	6,330
Borrowings	4,332	5,553	2,129	2,755

Total interest expense	16,453	17,887	7,849	9,085

Net interest income	12,946	14,643	6,466	7,339

Provision for losses on loans	3,172	315	850	120

Net interest income after provision for losses on loans	9,774	14,328	5,616	7,219

Other income
Rent and other	679	832	327	390
Loan servicing fees	652	695	321	343
Service charges and other fees on deposits	1,179	1,165	598	598
Gain on sale of loans	175	157	57	71
Mortgage servicing rights — Net	(48)	(180)	261	(127)
Income on Cash Surrender Value Life	492	469	249	238
Gain on sale of mortgage-backed securities and fixed assets	3	4	0	(5)

Total other income	3,132	3,142	1,813	1,508

General, administrative and other expense
Employee compensation and benefits	6,840	6,504	3,271	3,115
Occupancy and equipment	1,719	1,743	826	875
Data processing	527	570	299	285
Advertising	490	660	294	339
Franchise taxes	620	555	273	286
Postage, supplies and office expenses	681	703	311	366
Travel, training and insurance	453	290	204	148
Professional services	957	590	549	303
Real estate owned and other expenses	587	564	252	456
Loan and deposit expenses	1,151	1,137	607	597

Total general, administrative and other expenses	14,025	13,316	6,886	6,770

Earnings before federal income taxes	(1,119)	4,154	543	1,957

Total federal income taxes	(489)	1,303	170	610

NET EARNINGS	$(630)	$2,851	$373	$1,347

EARNINGS PER SHARE

Basic	$(.09)	$.36	$.05	$.18

Diluted	$(.09)	$.38	$.05	$.18

Dividends declared per share	—	.30	—	.15

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net earnings (loss)	$(630)	$2,851	$373	$1,347

Other comprehensive income, net of tax:
Unrealized holding gains (losses) during the period, net of taxes $(140), $28, $(490) and $(107) for the respective periods	(273)	55	(951)	(208)

Reclassification adjustment for realized gains included in net in earnings, net of taxes of $1 and $0 for the respective six month periods and $0 and $0 for each of the three month periods ended June 30, 2008 and 2007, respectively	2	—	—	—

Comprehensive income (loss)	$(901)	$2,906	$(578)	$1,139

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(In thousands)

	2008	2007
Cash flows from operating activities:
Net earnings (loss) for the period	$(630)	$2,851
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Amortization of deferred loan origination fees	148	(140)
Amortization of premiums and discounts on investment and mortgage-backed securities — net	68	56
Amortization of mortgage servicing rights — net	340	465
Depreciation and amortization	677	650
Provision for losses on loans	3,172	315
Stock option expense	52	46
Loss of sale of real estate acquired through foreclosure	168	328
(Gain) loss on sale of investments and fixed assets	(3)	(4)
Federal Home Loan Bank stock dividends	(768)	—
Gain on sale of loans	(175)	(157)
Loans originated for sale in the secondary market	(22,023)	(20,790)
Proceeds from sale of loans in the secondary market	24,980	21,477
Net increase in cash surrender value of life insurance	(406)	(389)
Increase (decrease) in cash due to changes in:
Accrued interest receivable	827	329
Prepaid expenses and other assets	(855)	(60)
Accrued interest and other liabilities	(825)	(765)
Federal income taxes:
Current	(547)	494
Deferred	(383)	334

Net cash provided by operating activities	3,817	5,028

Cash flows provided by (used in) investing activities:
Principal repayments, maturities on securities	35,043	20,705
Purchase of investment securities designated as available for sale	(43,200)	(11,998)
Purchase of investment securities designated as held to maturity	(200)	—
Loan principal repayments	129,321	142,333
Loan disbursements	(114,682)	(152,555)
Proceeds from sale of securities designated as available for sale	4,254	—
Proceeds from sale of office premises and equipment	2	53
Purchase of loans	—	(2,164)
Additions to office premises and equipment	(196)	(616)
Proceeds from sale of real estate acquired through foreclosure	2,480	786

Net cash provided by (used in) investing activities	12,822	(3,456)

Net cash provided by (used in) operating and investing activities (balance carried forward)	16,639	1,572

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the six months ended June 30,
(In thousands)

	2008	2007
Net cash provided by (used in) operating and investing activities (balance brought forward)	$16,639	$1,572

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposits	38,875	(2,771)
Proceeds from Federal Home Loan Bank advances	107,243	42,413
Repayment of Federal Home Loan Bank advances and other borrowings	(134,866)	(39,802)
Dividends paid on common stock	(2,147)	(2,233)
Purchase of treasury stock	—	(1,681)
Decrease in advances by borrowers for taxes and insurance	(2,635)	(2,444)

Net cash provided by (used in) financing activities	6,470	(6,518)

Increase (decrease) in cash and cash equivalents	23,109	(4,946)

Cash and cash equivalents at beginning of period	23,004	26,542

Cash and cash equivalents at end of period	$46,113	$21,596

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and borrowings	$16,271	$18,265

Supplemental disclosure of noncash investing activities:
Recognition of mortgage-servicing rights in accordance with SFAS No. 140	$292	$286
Transfer of loans to real estate acquired through foreclosure	$3,568	$1,685

Dividends declared but unpaid	$—	$1,101

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six- and three-month periods ended June 30, 2008 and 2007
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2007. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six month period ended June 30, 2008, are not necessarily indicative of the results which may be expected for the entire year.

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

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six- and three-month periods ended June 30, 2008 and 2007
3.	Critical Accounting Policies (continued)

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

Goodwill

On May 7, 2008, Camco signed a definitive agreement with First Place Financial Corp. which was a negotiated transaction between buyer and seller. The company received a third party opinion to the effect that as of May 7, 2008, the merger consideration to be paid to stockholders in connection with the merger was fair to stockholders, from a financial point of view.

The value of the transaction exceeds its carrying amount of goodwill, therefore, the reporting unit is not impaired.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six- and three-month periods ended June 30, 2008 and 2007
4.	Earnings Per Share

Basic earnings per common share are computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation’s stock option plans. The computations are as follows:

	For the six months ended		For the three months ended
	June 30,		June 30,
	2008	2007	2008	2007
	“In thousands, except per share data”

BASIC:
Net Earnings (loss)	$(630)	$2,851	$373	$1,347

Weighted average common shares outstanding	7,156	7,425	7,156	7,392

Basic earnings (loss) per share	$(0.09)	$0.38	$.05	$0.18

DILUTED:
Net Earnings (loss)	$(630)	$2,851	$373	$1,347

Weighted average common shares outstanding	7,156	7,425	7,156	7,392
Dilutive effect of stock options	0	1	8	2

Total common shares and dilutive potential common shares	7,156	7,426	7,164	7,394

Earnings (Loss) per share — Diluted	$(0.09)	$0.38	$.05	$0.18

5.	Stock Option Plans

Effective January 1, 2006, the Corporation adopted SFAS No. 123R, “Accounting for Stock-Based Compensation,” which contains a fair-value based method for valuing stock-based compensation that measures compensation cost at the grant date based on the fair value of the award.

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted in 2008 and 2007:

	2008	2007

Fair value, calculated	$0.58	$1.22
Exercise Price	$8.92	$12.34
Risk-free interest rate	3.52%	4.81%
Expected stock price volatility	15.75%	11.98%
Expected dividend yield	6.00%	4.80%
Expected Life	10 years	10 years

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six- and three-month periods ended June 30, 2008 and 2007
A summary of the status of the Corporation’s stock option plans as of June 30, 2008 and December 31, 2007, and changes during the periods ending on those dates is presented below:

	Six months ended		Year ended
	June 30,		December 31,
	2008		2007
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of period	318,238	$15.10	304,874	$15.20
Granted	44,667	8.92	26,920	12.34
Exercised	—	—	(2,427)	12.50
Forfeited	(58,262)	14.97	(11,129)	14.67

Outstanding at end of period	304,643	$14.21	318,238	$15.10

Options exercisable at end of period	240,777	$14.97	254,717	$15.32

Weighted-average fair value of options granted during the period		$0.58		$1.22

The following information applies to options outstanding at June 30, 2008:

	Options outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$8.92 — $9.75	44,528	9.1	$8.97	11,798	$9.10
$11.36 — $14.16	97,751	7.4	13.56	71,224	13.56
$14.55 — $17.17	162,364	4.7	16.05	157,755	16.03

	304,643	6.2	$14.21	240,777	$14.96
6.	Fair Value

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
For the six- and three-month periods ended June 30, 2008 and 2007
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

The following table presents financial assets and liabilities measured on a recurring basis:

(in thousands)	Fair Value Measurements at Reporting Date Using
	June 30, 2008	Level 1	Level 2	Level 3

Securities available for sale	$92,489	$—	$92,489	$—
The following table presents financial assets and liabilities measured on a non-recurring basis:

(in thousands)	Fair Value Measurements at Reporting Date Using
	June 30, 2008	Level 1	Level 2	Level 3

Impaired loans	$14,023	$—	$—	$14,023
Loans held for sale	387	—	—	387
Mortgage servicing rights	6,308	—	—	6,308
Real estate acquired through foreclosure	5,602	—	—	5,602
Impaired loans, which are measured for impairment using the fair value of the collateral at June 30, 2008, had a carrying amount of $17.3 million, with a valuation allowance of $3.3 million, resulting in an additional provision for loan losses of $1.4 million during the first half of 2008.

Loans held for sale are originated on forward commitment contracts and are reported at the lower of cost or fair value. All loans held for sale at June 30, 2008, are secured by liens on 1-4 family residential properties.

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

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six- and three-month periods ended June 30, 2008 and 2007
7.	Subsequent Event

Camco declared a quarterly cash divided of $0.075 per share. The cash dividend was declared July 10, 2008 for shareholders of record on July 21, 2008 and is payable July 28, 2008.
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

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2008 and 2007
Overview:
For the six months ended June 30, 2008, we recorded a net loss of $630,000, or ($0.09) per share. Our financial results for the six months ended June 30, 2008 were significantly impacted by the economic and housing slowdown. The weak economy impacted our balance sheet by reducing demand for loans and increasing nonperforming assets. Credit quality continued to deteriorate as nonperforming assets rose to $32.8 million at June 30, 2008, and net charge offs and the provision for loan losses totaled $1.6 million and $3.2 million, respectively, during the six months ended June 30, 2008. We saw a reduction in the level of nonperforming loans in the second quarter of 2008 and we continue to aggressively work with commercial and consumer borrowers to try to curtail future increases in our delinquent and nonperforming loans. However, continuing signs of economic stress compounded by inflation and a very weak housing market may result in continued increases in nonperforming and delinquent loans.
The Prime rate has declined 225 basis points during the first six months of 2008 compared to the December 31, 2007 rate, which was a key driver for the decrease in our net interest margin year to date and our net earnings during 2008 as our loan portfolio repriced downward more quickly than we were able to reduce our funding costs. We believe this lag in repricing may persist in the near term provided there are no further changes to Prime rate..
As we noted in our annual report on Form 10-K for December 31, 2007, we projected and are now experiencing a reduction in our borrowing capacity with the Federal Home Loan Bank of Cincinnati (FHLB) and with other lending institutions. Our increasing nonperforming loan portfolio and reduced earnings are the primary drivers for this liquidity tightening. Since we have historically relied heavily on borrowings from the FHLB, our balance sheet was significantly leveraged at December 31, 2007, even though we made progress during 2007 to reduce our overall borrowing levels. To counter this reduction in borrowing capacity and to ensure we had access to funding in case we encountered significant losses or liquidity demands, we increased brokered deposits by $22.3 million during the six months ended June 30, 2008 and reduced borrowings further. This strategy was defensive and had a negative impact on earnings as funds in excess of our borrowing reductions had yet to be deployed into loans or securities at June 30, 2008.
We were successful in increasing deposits by $38.9 million during the first six months ended June 30, 2008, although the majority of the growth was in brokered deposits and rate-sensitive money market accounts. We plan to continue to aggressively pursue retail deposits during 2008 to improve our liquidity position and build franchise value.
On May 7, 2008, we announced the execution of a definitive agreement to merge with First Place Financial Corp (“First Place”). Under the terms of the agreement, Camco’s stockholders will be entitled to receive either $13.58 in cash or 0.97 shares of First Place common stock for each share of Camco common stock, subject to election and allocation procedures which are intended to ensure that 26.499% of Camco’s shares will be exchanged for cash and 73.501% of Camco’s shares will be exchanged for First Place’s common stock. The value of the stock component may be higher or lower at the time of closing depending on the share price of First Place’s common stock. The merger is expected to qualify as a tax-free exchange. The share exchange ratio of 0.97 may be adjusted in certain circumstances should the average price of First Place’s stock, calculated over a period prior to closing, be greater than $16.80 or less than $11.20. Camco may terminate the merger if the average price is less than $11.20, though First Place shall have the option of increasing the exchange ratio in order to complete the transaction. The merger is expected to close in the fourth calendar quarter of 2008, pending regulatory approval, approval of the transaction by both First Place and Camco stockholders and satisfaction of other customary closing conditions. Pursuant to the merger agreement, we reduced our quarterly dividend to $0.075 per share, which was declared on July 10, 2008.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2008 and 2007
Discussion of Financial Condition Changes from December 31, 2007 to June 30, 2008
At June 30, 2008, Camco’s consolidated assets were essentially equal to the December 31, 2007 total. There were increases in cash and cash equivalents and securities available for sale offset partially by decreases in loans held for sale and net loans receivable. Further, borrowings decreased as deposits increased. We expect total asset growth to be limited as lending volumes of acceptable risk are expected to diminish due to a slowing economy. We also plan to use increases in deposits to further reduce outstanding borrowings.
Cash and interest-bearing deposits in other financial institutions totaled $46.1 million at June 30, 2008, an increase of $23.1 million, or 100.5%, from December 31, 2007. As noted in our annual report for fiscal year 2007, we sought to improve our liquidity position by issuing brokered deposits to reduce borrowings. We planned to hold cash in excess of the amount of borrowings we could repay during the first quarter in anticipation of the maturity of fixed-term borrowings at the end of the second quarter. However, we saw a decrease in deposits toward the end of the second quarter which caused us to move our borrowing into an overnight status. If we maintain current deposit levels and begin another growth pattern as we saw in the first quarter of 2008 we would anticipate utilizing excess cash to pay down borrowings and fund loan growth in the third quarter of 2008.
Securities totaled $95.3 million at June 30, 2008, an increase of $3.6 million, or 4.0%, from December 31, 2007. The increase was attributable to purchases of $43.4 million of securities, offset partially by principal repayments totaling $35.0 million, sales of $4.3 million and a decrease in the fair market value of securities available for sale of $480,000 for the six-month period ended June 30, 2008. The yield on mortgage-backed securities purchased during the period was 4.2%. All but $200,000 of the securities purchased were classified as available for sale.
Loans receivable, including loans held for sale, totaled $791.0 million at June 30, 2008, a decrease of $24.3 million, or 3.0%, from December 31, 2007. The decrease resulted primarily from principal repayments of $129.3 million and loan sales of $24.8 million which were partially offset by loan disbursements and purchases totaling $136.7 million. The volume of loans originated and purchased during the first six months of 2008 decreased compared to the 2007 period by $38.8 million, or 22.1%, while the volume of loan sales increased by $3.5 million, or 16.4%, period to period. The decrease in outstanding loans during the six months ending June 30, 2008 occurred primarily in our retail residential mortgage loan portfolio. While we have seen a slight increase in prepayments on residential mortgage loans, our ability to produce new residential mortgage loans has been significantly impaired by the housing market, with new and existing home sales declining to decade lows.
Loan originations during the six-month period ended June 30, 2008, were comprised primarily of $72.5 million in commercial loans, $37.9 million of loans secured by one- to four-family residential real estate and $26.6 million in consumer and other loans. Our intent is to continue to expand consumer and commercial real estate lending in future periods as a means of increasing the yield on our loan portfolio and continue with our strategic plan of moving to a more “bank” like institution. In the near term, however, lending volumes of acceptable risk are expected to diminish due to a slowing economy and loan repayments will be used to reduce borrowings and build liquidity.
Discussion of Financial Condition Changes from December 31, 2007 to June 30, 2008 (continued)
The allowance for loan losses totaled $8.2 million and $6.6 million at June 30, 2008, and December 31, 2007, representing 26.4% and 26.0% of nonperforming loans, respectively, at those dates. Nonperforming loans (loans with three payments or more delinquent plus nonaccrual loans) totaled $31.0 million and $25.5 million at June 30, 2008 and December 31, 2007, respectively, constituting 3.92% and 3.13% of total net loans, including loans held for sale, at those dates. Net charge-offs totaled $1.6 million for the first half of 2008, which was comprised most significantly of a single commercial loan to a home builder for $749,000, which was secured by accounts receivable and increased provisions for loan loss by $692,000 relating to impaired loans.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2008 and 2007
The following table details delinquent and nonperforming loans at June 30, 2008, and December 31, 2007:

In thousands	June 30, 2008			December 31, 2007
		90+ days			90+ days
	30 — 89 days	delinquent,		30 — 89 days	delinquent,
	delinquent	accruing	Nonaccrual	delinquent	accruing	Nonaccrual
Construction and development	$1,390	$360	$1,086	$11	$—	$5,568
HELOC and second mortgage	3,102	113	2,480	2,504	—	1,026
1-4 Family	9,833	—	15,783	6,652	1,520	8,310
Multifamily	500	—	1,616	—	—	871
Commercial and agricultural	924	3,312	6,147	2,036	—	7,603
Consumer and other	153	—	100	1,209	—	617

Total	$15,902	$3,785	$27,212	$12,412	$1,520	$23,995

Although we believe that the allowance for loan losses at June 30, 2008, is adequate to cover probable, incurred losses inherent in the loan portfolio at that date based upon the available facts and circumstances, there can be no assurance that additions to the allowance for loan losses will not be necessary in future periods, which could adversely affect our results of operations. Unemployment rates in our markets, and Ohio in general, are higher than the national average, and bankruptcy and foreclosure filings in Ohio are very high compared to the rest of the nation. Additionally, Ohio is experiencing declining values of residential real estate. However, Ohio in general has not experienced significant increases in home values over the past five years like many regions in the U.S., which should comparatively mitigate losses on loans. Nonetheless, these factors, compounded by a very uncertain national economic outlook, may increase the level of future losses beyond our current expectations.
Deposits totaled $731.1 million at June 30, 2008 an increase of $38.9 million, or 5.6%, from the total at December 31, 2007. The increase in deposits was primarily due to an increase of $22.3 million in brokered certificates of deposit and $12.7 million in money market accounts. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at June 30, 2008, and December 31, 2007:

	June 30, 2008		December 31, 2007		Change
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$36,287	0.00%	$35,755	0.00%	$532	0.00%
Interest-bearing demand	88,477	1.04	91,132	1.57	(2,655)	(0.53)
Money market	130,707	2.07	111,740	3.57	18,967	(1.50)
Savings	36,369	0.27	36,963	0.27	(594)	0.00
Certificates of deposit — retail	395,282	4.14	395,016	4.78	278	(0.64)
Certificates of deposit — brokered	43,924	4.45	21,578	5.09	22,346	(0.64)

Total deposits	$731,059	3.02%	$692,184	3.52%	$38,875	(0.51%)

The increase in certificates of deposits was primarily a result of an increase in brokered deposits purchases of $22.3 million in the current year of 2008. Brokered deposits were used to reduce borrowings and improve the Bank’s liquidity position. However, we acknowledge that brokered deposits are not core, franchise-enhancing deposits, and we do not intend to stray from our strategy of improving the long-term funding mix of the Bank’s deposit portfolio by aggregating small business, commercial and retail checking accounts. We have implemented a number of organizational and product development initiatives including a new suite of commercial and small business checking accounts, enhancements to our online business cash management system, and the launch of remote deposit capture solution.
The increase in money market accounts is due to customers showing preference toward liquid deposit accounts in anticipation of future increases in interest rates.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2008 and 2007
This shift in the mix of the deposit portfolio from lower-cost demand deposits and savings accounts to higher-costing certificates of deposit and money markets limited our ability to reduce our cost of funds during the first half of 2008. We aggressively reduced the rates offered on our money markets in the first six months of 2008. We also believe that if we are able to maintain the certificates of deposit maturing in 2008 the decreased rates will help to reduce our cost of funds further during the remainder of the current year, based on our current expectation for interest rates.
Advances from the FHLB and other borrowings totaled $193.4 million at June 30, 2008, a decrease of $27.6 million, or 12.5%, from the total at December 31, 2007. The decrease in borrowings was primarily due to the increase in deposits and a net decrease in the loan portfolio. The rest of the decline in borrowings was related to lower balances of retail repurchase agreements in June 2008 compared to December 2007. See “Liquidity and Capital Resources” for further discussion on our borrowings position.
Stockholders’ equity totaled $85.9 million at June 30, 2008, a decrease of $2.7 million, or 3.1%, from December 31, 2007. The majority of the decrease resulted from a net loss of $630,000, dividends of $1.0 million and an adjustment to retained earnings for the accrual of split dollar life insurance costs of $832,000. In addition, increasing interest rates decreased the fair value of our investments securities, which resulted in a decrease in unrealized losses on available for sale securities, net of tax, of $273,000.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2008 and 2007
Comparison of Results of Operations for the Six Months Ended June 30, 2008 and 2007
Camco’s net loss for the six months ended June 30, 2008, totaled $630,000, a decrease of $3.5 million, from the net earnings of $2.9 million reported in the comparable 2007 period. On a per share basis, the net loss during the first half of 2008 was $0.09, compared to earnings of $0.36 per share in the first half of 2007. The decline in earnings was primarily attributable to an increase in the provision for losses on loans of $2.9 million and a decrease in net interest income of $1.7 million, before the effect of federal income taxes.
Net Interest Income
Net interest income amounted to $12.9 million for the six months ended June 30, 2008, a decrease of $1.7 million, or 11.6%, compared to the six-month period ended June 30, 2007, generally reflecting the effects of a $78.3 million decrease in the average balance of interest earning assets, coupled with the decrease of 18 basis points in the net interest spread. Net interest margin fell to 2.80% in the first half of 2008 compared to 3.04% for the comparable period in 2007. The compression in net interest spread and margin during the first half of 2008, compared to the first half of 2007, was due, nearly equally, to a lower volume of interest- earning assets and a lower yield on those assets compounded by a higher cost of interest-bearing liabilities in the first half of 2008.
Margin pressure is a challenge due to the yield on assets declining at a faster rate than the cost of funds. At the same time, the loan portfolio has not grown to offset the tighter spreads to result in higher net interest income. While loan production has slowed, we continue to diversify the loan portfolio by encouraging continued growth in commercial and consumer loan balances as these types of loans are normally higher-yielding assets than adjustable rate mortgage loans.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2008 and 2007
Comparison of Results of Operations for the Six Months Ended June 30, 2008 and 2007 (continued)
AVERAGE BALANCE, YIELD, RATE AND VOLUME DATA
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

Six Months Ended June 30,	2008			2007
(Dollars in thousands)	Average outstanding	Interest earned /	Average yield/	Average outstanding	Interest earned /	Average yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Loans receivable (1)	$779,324	26,191	6.72%	$817,909	29,003	7.09%
Securities	95,032	2,145	4.51%	107,747	2,335	4.33%
FHLB stock	28,992	768	5.30%	28,722	917	6.39%
Other Interest-bearing accounts	20,789	295	2.84%	10,182	275	5.40%

Total interest-earning assets	924,137	29,399	6.36%	964,560	32,530	6.75%

Noninterest-earning assets (2)	104,294			84,028

Total average assets	$1,028,431			$1,048,588

Interest-bearing liabilities:
Deposits	682,490	12,121	3.55%	650,638	12,334	3.79%
FHLB advances and other	199,309	4,332	4.35%	258,725	5,553	4.29%

Total interest-bearing liabilities	881,799	16,453	3.73%	909,363	17,887	3.93%

Noninterest-bearing deposits	38,333			33,456
Noninterest-bearing liabilities	21,098			14,399

Total average liabilities	941,230			957,218
Total average shareholders’ equity	87,201			91,370

Total liabilities and shareholders’ equity	$1,028,431			$1,048,588

Net interest income/Interest rate spread		$12,946	2.63. %		$14,643	2.82%

Net interest margin (3)			2.80%			3.04%

Average interest-earning assets to average interest-bearing liabilities			104.8%			106.07%

(1)	Includes loans held for sale. Loan fees are immaterial.

(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses

(3)	Net interest income as a percent of average interest-earning assets

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2008 and 2007
Comparison of Results of Operations for the Six Months Ended June 30, 2008 and 2007
Interest income on loans totaled $26.2 million for the six months ended June 30, 2008, a decrease of $2.8 million, or 9.7%, from the comparable 2007 period. This resulted primarily from a decrease in the average balance outstanding of $38.6 million in 2008 compared to the six months of 2007. A 37 basis point decrease in the average yield in the 2008 period also negatively impacted interest income on loans. The Prime rate was 225 basis points lower during the first six months of 2008 compared to the December 31, 2007 rate, which was a key driver for the decrease in the yield on loans in 2008 as most of the loans tied to the Prime rate reprice within a month of a change in the rate. Further declines in the Prime rate may continue to negatively affect the yield on loans.
Interest income on securities totaled $2.1 million for the six months ended June 30, 2008, a decrease of $190,000, or 8.1%, from the first half of 2007. The decrease was due primarily to a $12.7 million, or 11.8%, decrease in the average balance outstanding in the first half of 2008 from the first half of 2007, offset partially by a 18 basis point increase in the average yield, to 4.51% for the 2008 period. The yield on the investment and mortgage-backed securities portfolio has increased in 2008 as some cash flows from maturities and principal payments received after the first half of 2007 were reinvested in higher-yielding securities through 2007.
Dividend income on FHLB stock decreased by $149,000, or 16.2%, due primarily to a 109 basis point decrease in the average yield, to 5.21% in 2008. Interest income on other interest-bearing accounts increased $20,000, or 7.3% primarily due to an increase in the average balance outstanding of $10.6 million in the first half of 2008 compared to the first six months of 2007, offset partially by a 256 basis point increase in the average yield in the 2008 period.
Interest expense on deposits totaled $12.1 million for the six months ended June 30, 2008, a decrease of $213,000, or 1.7%, compared to the same period in 2007 due primarily to a 24 basis point decrease in the average cost of deposits to 3.55% in the current period, offset partially by a $31.9 million, or 4.9%, increase in average interest bearing deposits outstanding. However, the interest-bearing deposit portfolio was more heavily weighted toward higher cost deposits in 2008, which will limit the overall decline in the second half of 2008. Additionally, competitive pressures continue to limit our ability to reduce interest rates paid on certificates of deposits at a pace comparable to our falling asset yields.
Interest expense on borrowings totaled $4.3 million for the six months ended June 30, 2008 a decrease of $1.2 million, or 22.0%, from the same 2007 six-month period. The decrease resulted primarily from a $59.4 million, or 23.0%, decrease in the average borrowings outstanding offset partially by a 6 basis point increase in the average cost of borrowings to 4.35%.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectability of the Bank’s loan portfolio. Nonperforming assets totaled $32.8 million at June 30, 2008, a significant increase compared to $21.3 million from June 30, 2007. Additionally net charge offs totaled $1.6 million at June 30, 2008 compared to $439,000 at June 30, 2007.
Based upon an analysis of these factors and the continued uncertain economic outlook, we added $3.2 million to the provision for losses on loans for the six months ended June 30, 2008, compared to $315,000 for the same period in 2007 an increase of 907.0%. We believe our classified loans are adequately reserved for probable, incurred losses inherent in our loan portfolio at June 30, 2008. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future. At June 30, 2008 our loan reserves represent 1.03% of total net loans versus .84% at June 30, 2007.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2008 and 2007
Other Income
Other income totaled $3.1 million for the six months ended June 30, 2008 a decrease of $9,000, or 0.3%, from the comparable 2007 period. The decrease in other income was primarily attributable to a decrease of $152,000 in rent and other income offset partially by an increase of $132,000 in the valuation of mortgage servicing rights.
Comparison of Results of Operations for the Six Months Ended June 30, 2008 and 2007
The decrease in rent and other was due to decreased revenue relating to loan and prepayment fees in 2008. This is reflective of the decreased loan portfolio year to year. Additionally, the overall slowdown in the mortgage market in 2008 compared to 2007 reduced the level of income we earned through our title agency.
The increase in the valuation of mortgage servicing rights is primarily due to some stabilization of the volatility in the level of mortgage refinancings and the resultant expectations on future loan prepayments.
General, Administrative and Other Expense
General, administrative and other expense totaled $14.0 million for the six months ended June 30, 2008 an increase of $709,000 or 5.3%, from the comparable period in 2007. The increase in general, administrative and other expense was due primarily to an increase of $336,000 in employee compensation and benefits, a $367,000 increase in professional services and a $184,000 increase in deposit insurance premiums. These increases were partially offset by a $170,000 decrease in advertising and a $43,000 decrease in data processing expense.
We incurred higher medical plan costs in 2008. Also significantly lower loan production in the first half of 2008 reduced the amount of compensation expense deferred compared to 2007. Together, these two items accounted for a $384,000 increase in compensation and benefits expense in 2008. Base compensation expense was primarily flat in 2008 compared to the first half of 2007.
The reorganization of the Deposit Insurance Fund in 2006 resulted in the assessment of premiums by the Federal Deposit Insurance Corporation. The increase in professional services was due to increased fees relating to our merger with First Place Financial Corp. and commercial, consumer and residential loan reviews.
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
Federal Income Taxes
The benefit for federal income taxes totaled ($489,000) for the six months ended June 30, 2008, a decrease of $1.8 million, compared to the six months ended June 30, 2007. This decrease was primarily attributable to a $5.3 million decrease in pre-tax earnings.
Comparison of Results of Operations for the Three Months Ended June 30, 2008 and 2007
Camco’s net earnings for the three months ended June 30, 2008, totaled $373,000, a decrease of $974,000, from the net earnings of $1.3 million reported in the comparable 2007 period. On a per share basis, the net earnings during the second quarter of 2008 was $0.05, compared to earnings of $0.18 per share in the second quarter of 2007. The decline in earnings was primarily attributable to an increase in the provision for losses on loans of $730,000 and a decrease in net interest income of $873,000, before the effect of federal income taxes.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2008 and 2007
Comparison of Results of Operations for the Three Months Ended June 30, 2008 and 2007 (continued)
Net Interest Income
Net interest income amounted to $6.5 million for the three months ended June 30, 2008, a decrease of $873,000, or 11.9%, compared to the three-month period ended June 30, 2007, generally reflecting the effects of a $38.8 million decrease in the average balance of interest earning assets, coupled with the decrease of 17 basis points in the net interest spread. Net interest margin fell to 2.80% in the second quarter of 2008 compared to 3.05% for the comparable period in 2007. The compression in net interest spread and margin during the second quarter of 2008, compared to the second quarter of 2007, was due, nearly equally, to a lower volume of interest- earning assets and a lower yield on those assets compounded by a higher cost of interest-bearing liabilities in the second quarter of 2008.
Margin pressure is a challenge due to the yield on assets declining at a faster rate than the cost of funds. At the same time, the loan portfolio has not grown to offset the tighter spreads to result in higher net interest income. While loan production has slowed, we continue to diversify the loan portfolio by encouraging continued growth in commercial and consumer loan balances as these types of loans are normally higher-yielding assets than conventional mortgage loans.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2008 and 2007
Comparison of Results of Operations for the Three Months Ended June 30, 2008 and 2007 (continued)
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

Three Months Ended June 30,	2008			2007
(Dollars in thousands)	Average outstanding	Interest earned /	Average yield/	Average outstanding	Interest earned /	Average yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Loans receivable (1)	$769,962	12,667	6.58%	$821,124	14,703	7.16%
Securities	96,578	1,069	4.43%	104,791	1,134	4.33%
FHLB stock	29,195	393	5.38%	28,722	465	6.48%
Other Interest-bearing accounts	29,065	186	2.56%	8,918	122	5.47%

Total interest-earning assets	924,800	14,315	6.19%	963,555	16,424	6.82%

Noninterest-earning assets (2)	107,134			84,161

Total average assets	$1,031,934			$1,047,716

Interest-bearing liabilities:
Deposits	693,014	5,720	3.30%	651,792	6,330	3.88%
FHLB advances and other	193,929	2,129	4.39%	255,830	2,755	4.31%

Total interest-bearing liabilities	886,943	7,849	3.54%	907,622	9,085	4.00%

Noninterest-bearing deposits	38,309			34,362
Noninterest-bearing liabilities	20,264			12,787

Total average liabilities	945,516			956,512
Total average shareholders’ equity	86,418			91,204

Total liabilities and shareholders’ equity	$1,031,934			$1,047,716

Net interest income/Interest rate spread		$6,466	2.65%		$7,339	2.82%

Net interest margin (3)			2.80%			3.05%

Average interest-earning assets to average interest-bearing liabilities			104.3%			106.0%

(1)	Includes loans held for sale. Loan fees are immaterial.

(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses

(3)	Net interest income as a percent of average interest-earning assets

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2008 and 2007
Comparison of Results of Operations for the Three Months Ended June 30, 2008 and 2007 (continued)
Interest income on loans totaled $12.7 million for the three months ended June 30, 2008, a decrease of $2.0 million, or 13.9%, from the comparable 2007 period. The decrease resulted primarily from a decrease in the average balance outstanding of $51.2 million in 2008 compared to the same three months of 2007. A 58 basis point decrease in the average yield in the 2008 period also negatively impacted interest income on loans. The Prime rate was 225 basis points lower during the first six months of 2008 compared to the December 31, 2007 rate, which was a key driver for the decrease in the yield on loans in 2008 as most of the loans tied to the Prime rate reprice within a month of a change in the rate. Further declines in the Prime rate may continue to negatively affect the yield on loans.
Interest income on securities totaled $1.1 million for the three months ended June 30, 2008, a decrease of $65,000, or 5.7%, from the second quarter of 2007. The decrease was due primarily to a $8.2 million, or 7.8%, decrease in the average balance outstanding in the second quarter of 2008 from the second quarter of 2007, offset partially by a 10 basis point increase in the average yield, to 4.43% for the 2008 period. The yield on the investment and mortgage-backed securities portfolio has increased in 2008 as some cash flows from maturities and principal payments received after the first half of 2007 were reinvested in higher-yielding securities through 2007.
Dividend income on FHLB stock decreased by $72,000, or 15.5%, due primarily to a 110 basis point decrease in the average yield, to 5.38% in 2008. Interest income on other interest-bearing accounts increased $64,000, or 52.5% primarily due to an increase in the average balance outstanding of $20.1 million in the second quarter of 2008 compared to the second quarter of 2007, offset partially by a 291 basis point increase in the average yield in the 2008 period.
Interest expense on deposits totaled $5.7 million for the three months ended June 30, 2008, a decrease of $610,000, or 9.6%, compared to the same period in 2007 due primarily to a 58 basis point decrease in the average cost of deposits to 3.30% in the current quarter, offset partially by a $41.2 million, or 6.3%, increase in average interest bearing deposits outstanding. However, the interest-bearing deposit portfolio was more heavily weighted toward higher cost deposits in 2008, which will limit the overall decline in the second half of 2008. Additionally, competitive pressures continue to limit our ability to reduce interest rates paid on deposits at a pace comparable to our falling asset yields.
Interest expense on borrowings totaled $2.1 million for the three months ended June 30, 2008 a decrease of $626,000, or 22.7%, from the same 2007 three-month period. The decrease resulted primarily from a $61.9 million, or 24.2%, decrease in the average borrowings outstanding offset partially by a 8 basis point increase in the average cost of borrowings to 4.39%.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectability of the Bank’s loan portfolio. Nonperforming assets totaled $32.8 million at June 30, 2008, a decrease of $1.2 million from March 31, 2008. Additionally, net charge offs totaled $529,000 for second quarter 2008 compared to $1.1 million in the first quarter of 2008 and $226,000 in the second quarter of 2007.
Based upon an analysis of these factors and the continued uncertain economic outlook, we added $850,000 to the provision for losses on loans for the three months ended June 30, 2008, compared to $120,000 for the same period in 2007. We believe our classified loans are adequately reserved for probable, incurred losses inherent in our loan portfolio at June 30, 2008. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2008 and 2007
Comparison of Results of Operations for the Three Months Ended June 30, 2008 and 2007 (continued)
Other Income
Other income totaled $1.8 million for the three months ended June 30, 2008 an increase of $305,000, or 20.2%, from the comparable 2007 period. The increase in other income was primarily attributable to a $388,000 increase in the valuation of mortgage servicing rights offset partially by a decrease of $63,000 in rent and other income.
As previously reported, the decrease in the first quarter of 2008 valuation of mortgage servicing rights was due to increased volatility in the level of mortgage refinancings and the resultant expectations on future loan prepayments. During the first quarter of 2008, sharp but quickly recovering mortgage interest rate declines in January and late March affected the prepayment speeds and the valuation of the servicing rights of certain pools. The second quarter of 2008 recovered this impairment due to the stabilization of the volatility in the level of mortgage refinancings and the resultant expectations on future loan prepayments.
The decrease in rent and other was due to decreased revenue relating to loan and prepayment fees in 2008. This is reflective of the decreased loan portfolio year to year. Additionally, the overall slowdown in the mortgage market in 2008 compared to 2007 reduced the level of income we earned through our title agency.
General, Administrative and Other Expense
General, administrative and other expense totaled $6.9 million for the three months ended June 30, 2008 an increase of $116,000 or 1.7%, from the comparable period in 2007. The overall increase in general, administrative and other expense included an additional $156,000 in employee compensation and benefits, a $246,000 increase in professional services and a $76,000 increase in deposit insurance premiums offset partially by a decrease 0f $45,000 in advertising.
We incurred higher officers salary continuation expense in 2008 due to lower costs in 2007 which included an adjustment to a post-retirement accrual relating to the departure of a member of senior management. Also, significantly lower loan production in the first half of 2008 reduced the amount of compensation expense deferred compared to 2007. Together, these two items accounted for a $344,000 increase in compensation and benefits expense in 2008. The additional expense was offset partially by reduced lending incentives due to lower loan production in 2008 coupled with not accruing for annual incentives due to annualized performance metrics not being achieved.
The increase in professional services was due to increased fees relating to our anticipated merger with First Place Financial Corp. The increase in deposit insurance premiums was due to the reorganization of the Deposit Insurance Fund in 2006 which resulted in the assessment of premiums by the Federal Deposit Insurance Corporation.
The decrease in advertising was due to a higher level of expense in 2007, which was incurred due to preparation for the launch of a new branch in London, Ohio, in 2007 and for additional brochures, posters and sales campaigns.
Federal Income Taxes
The provision for federal income taxes totaled $170,000 for the three months ended June 30, 2008, a decrease of $440,000, compared to the three months ended June 30, 2007. This decrease was primarily attributable to a $1.4 million decrease in pre-tax earnings.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2008 and 2007
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
The decrease in the outstanding balance of loans in 2008 was the main driver for the increase in cash provided by investing activities, which totaled $12.8 million in 2008, compared to a net use of cash of ($3.5) million in 2007, Some of these cash flows were used to acquire investment securities in 2008. We also encountered some calls of investment securities by the issuer during the first half of 2008 due to the significantly lower interest rate environment in 2008. As we noted in our 2007 Annual Report and Form 10-K for December 31, 2007, we intend to hold some of our excess funding in cash equivalents or short-term investments to improve our liquidity position.
Approximately $17.9 million, of our investment and mortgage-backed securities portfolio is expected to mature or prepay in the remainder of 2008. While these maturities could provide a significant source of liquidity in the short term, we have a significant level of public funds deposits and repurchase agreements, which limits our ability to use these funds freely due to the collateral requirements of those deposits and repurchase agreements. Deposits of state and local political subdivision deposits totaled $58.6 million at June 30, 2008 and $57.5 million at December 31, 2007.
Approximately $326.6 million of our certificate of deposit portfolio is scheduled to mature within twelve months of June 30, 2008, and the weighted average rate paid on those maturing deposits is 4.35%. While depositors showed a preference toward short term certificates or other issuances less than 18 months during 2007, we have had some success in increasing longer-term deposits with 18 to 24 month maturities. This helps to reduce liquidity pressure on the Corporation and allows us to lock in rates on deposits in a low interest rate environment. Competition for deposits is very strong in our markets.
FHLB advances are another funding source. In the past, we have depended heavily on borrowings to fund balance sheet growth. While significant strategic and tactical focus is being placed on deposit growth currently, borrowings and additional borrowing capacity at the FHLB are still vital sources of liquidity and growth funding. As we noted in our annual report for 2007, we forecasted and are experiencing, tightened lending standards from the FHLB in the form of higher collateral maintenance requirements. While we have been successful in significantly reducing our debt over the last few years, we find that in the aggregate we can borrow less than we could three years ago, despite offering additional forms of collateral. This has come as a result of our shrinking 1-4 family loan portfolio, which serves as primary collateral for our borrowings, and our high level of nonperforming loans. We had approximately $51.1 million of additional borrowing capacity available at the FHLB as of June 30, 2008, compared to $97.7 million at December 31, 2007.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2008 and 2007
Liquidity and Capital Resources (continued)
The reduced borrowing capacity will somewhat limit our overall balance sheet growth as we have a lessened ability to leverage growth. We anticipate that we will have sufficient funds available to meet our current loan commitments. Based upon historical deposit flow data, our competitive pricing and management’s experience, we believe that a significant portion of our maturing certificates of deposit in 2008 will remain with the Bank, but recognize the significance of the risks discussed above.
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
The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of June 30, 2008.

		Payments due by period
	Less			More
	Than	1-3	3-5	Than
	1 year	years	years	5 years	Total
			(In thousands)
Contractual obligations:
Operating lease obligations	$159	$512	$314	$448	$1,433
Advances from the Federal Home Loan Bank	85,604	43,542	15,000	32,903	177,049
Certificates of deposit	326,631	102,302	9,332	941	439,206
Repurchase agreements	12,162	1,356			13,518
Subordinated debentures (1)				5,000	5,000
Ohio Equity Funds for Housing	1,342	2,047	304	325	4,018
Amount of commitments expiration per period
Commitments to originate loans:
Revolving, open-end lines	$75,918	$—	$—	$—	$75,918
1-4 family residential construction	2,904	—	—	—	2,904
Commercial real estate, other construction loan and land development loans	23,822	—	—	—	23,822
Other unused commitments	2,740	—	—	—	2,740
Stand by letters of credit	721	—	—	—	721

Total contractual obligations	$532,003	$149,759	$24,950	$39,617	$746,329

(1)	The subordinated debentures are redeemable, at Camco’s option, commencing September 15, 2008. The debentures mature on September 15, 2037.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2008 and 2007
Liquidity and Capital Resources (continued)
Camco and Advantage are required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2008, both companies exceeded all minimum regulatory capital requirements to be considered “well-capitalized.” The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at June 30, 2008:

					To be “well-
					capitalized”
					under prompt
			For capital		corrective action
	Actual		Adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$92,045	13.16%	≥$55,970	≥8.0%	≥$69,962	10.0%
Advantage Bank	$87,274	12.50%	≥$55,862	≥8.0%	≥$69,828	10.0%

Tier I capital to risk-weighted assets:
Camco Financial Corporation	$83,871	11.99%	≥$27,985	≥4.0%	≥$41,978	6.0%
Advantage Bank	$79,100	11.33%	≥$27,931	≥4.0%	≥$41,897	6.0%

Tier I leverage to average assets:
Camco Financial Corporation	$83,871	8.17%	≥$41,067	≥4.0%	≥$51,334	5.0%
Advantage Bank	$79,100	7.73%	≥$40,920	≥4.0%	≥$51,150	5.0%
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
On May 7, 2008, we announced the execution of a definitive agreement to merge with First Place Financial Corp. As a condition to the merger and to preserve capital, Camco reduced its quarterly divided to $0.075 per share. If we report a net loss for any quarter prior to the closing of the merger, we cannot declare a dividend for that quarter. These conditions could impact our dividend for any quarter prior to merger completion.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2008 and 2007

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
The Bank’s Asset/Liability Management Committee (“ALCO”), which includes senior management representatives and reports to the Bank’s Board of Directors, monitors and manages interest rate risk within Board-approved policy limits. The interest rate risk position of Camco is determined by measuring the anticipated change in net interest income over a twelve month horizon assuming an instantaneous and parallel shift (linear) increase or decrease in all interest rates. The ALCO also monitors the sensitivity of the Bank’s economic value of equity (“EVE”) due to sudden and sustained changes in market rates. The ALCO monitors the change in EVE on a percentage change basis.
There has been no material change in the Corporation’s market risk since the Corporation’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

ITEM 4:	Controls and Procedures
     (a) Camco’s Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of the disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that Camco’s disclosure controls and procedures are effective.
     (b) There were no changes in Camco’s internal control over financial reporting during the quarter ended June 30, 2008, which materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

Camco Financial Corporation
PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings
Not applicable

ITEM 1A.	Risk Factors
Camco’s announced agreement to merge with First Place Financial Corp.
The consummation of the merger is dependent upon a number of factors, including the approval of the transaction by the stockholders of Camco and First Place Financial Corp. and by federal regulators. If the merger is not consummated, Camco’s operations may be significantly impaired by personnel turnover that usually occurs during the transition period prior to closing. Additionally, professional service expenses may increase due to legal and accounting fees.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) Not applicable

ITEM 3.	Defaults Upon Senior Securities
Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders
On April 22, 2008, Camco held its Annual Meeting of Stockholders. The only matter that was submitted to stockholders was the election of three directors for terms expiring in 2011, as follows:

	For	Withheld
Andrew S. Dix	5,273,845	737,466
Carson K. Miller	5,281,591	729,721
Jeffrey T. Tucker	5,254,585	756,727
The following directors terms continued after the meeting: Richard C. Baylor, Terry A. Feick, Edward D. Goodyear, Susan J. Insley, Paul D. Leake, Douglas F. Mock, and J. Timothy Young.

ITEM 5.	Other Information
Not applicable

ITEM 6. Exhibits

Exhibit 2	Agreement and Plan of Merger dated May 7, 2008	Incorporated by reference to Form 8-K filed on May 9, 2008, exhibit 2

Exhibit 11	Statement regarding computation of per share earnings	Incorporated by reference to Note 4 to the ConsolidateFinancial Statements on page 11 of this Form 10-Q

Exhibit 31(i)	Section 302 certification by Chief Executive Officer

Exhibit 31(ii)	Section 302 Certification by Principal Accounting Officer

Exhibit 32(i)	Section 1350 certification by Chief Executive Officer

Exhibit 32(ii)	Section 1350 certification by Principal Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMCO FINANCIAL CORPORATION (Registrant)
Date: August 8, 2008	By:	/s/ Richard C. Baylor
Richard C. Baylor
Chief Executive Officer

Date: August 8, 2008	By:	/s/ Kristina K. Tipton
Kristina K. Tipton
Principal Accounting Officer