Form 10-Q
period 2008-09-30
CAMCO FINANCIAL CORP
filed 2008-11-10
CIK 16614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐           No ☑
As of November 5, 2008, the latest practicable date, 7,155,595 shares of the registrant’s common stock, $1.00 par value, were outstanding.

Camco Financial Corporation
INDEX

		Page
PART I -	FINANCIAL INFORMATION

	Consolidated Statements of Financial Condition	3

	Consolidated Statements of Earnings	4

	Consolidated Statements of Comprehensive Income	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	8

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Quantitative and Qualitative Disclosures about Market Risk	31

	Controls and Procedures	31

PART II -	OTHER INFORMATION	32

SIGNATURES		34
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Cash and due from banks	$16,995	$17,572
Interest-bearing deposits in other financial institutions	27,212	5,432

Cash and cash equivalents	44,207	23,004

Securities available for sale, at fair value	88,648	88,919
Securities held to maturity, at cost, approximate fair value of $11,715 and $2,793 as of September 30, 2008 and December 31, 2007, respectively	11,705	2,769
Loans held for sale — at lower of cost or fair value	2,828	3,169
Loans receivable — net	781,648	812,102
Office premises and equipment — net	12,160	12,856
Real estate acquired through foreclosure	6,850	5,034
Federal Home Loan Bank stock — at cost	29,888	28,722
Accrued interest receivable	5,357	6,034
Mortgage servicing rights — at lower of cost or fair value	6,471	6,356
Prepaid expenses and other assets	6,183	5,231
Cash surrender value of life insurance	22,323	21,707
Goodwill	6,683	6,683
Prepaid and refundable federal income taxes	1,034	675

Total assets	$1,025,985	$1,023,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$730,590	$692,184
Advances from the Federal Home Loan Bank and other borrowings	189,866	220,981
Advances by borrowers for taxes and insurance	1,962	3,627
Accounts payable and accrued liabilities	11,968	11,331

Dividends payable	—	1,081
Deferred federal income taxes — net	5,020	5,423

Total liabilities	939,406	934,627

Commitments	—	—

Stockholders’ equity:
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 14,900,000 shares; 8,834,509 shares issued at September 30, 2008 and December 31, 2007	8,835	8,835
Additional paid-in capital	59,896	59,842
Retained earnings	42,087	44,083
Accumulated other comprehensive (loss) net of related tax effects	(125)	(12)
Treasury stock — 1,678,913 shares at September 30, 2008 and December 31, 2007, at cost	(24,114)	(24,114)

Total stockholders’ equity	86,579	88,634

Total liabilities and stockholders’ equity	$1,025,985	$1,023,261

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income
Loans	$38,694	$43,597	$12,503	$14,595
Mortgage-backed securities	2,038	1,646	703	552
Investment securities	1,201	1,834	391	592
Interest-bearing deposits and other	1,573	1,752	510	559

Total interest income	43,506	48,829	14,107	16,298

Interest expense
Deposits	17,539	18,871	5,419	6,537
Borrowings	6,355	8,461	2,022	2,907

Total interest expense	23,894	27,332	7,441	9,444

Net interest income	19,612	21,497	6,666	6,854

Provision for losses on loans	3,762	515	590	200

Net interest income after provision for losses on loans	15,850	20,982	6,076	6,654

Other income
Rent and other	990	1,185	310	353
Loan servicing fees	984	1,030	332	335
Service charges and other fees on deposits	1,797	1,807	618	642
Gain on sale of loans	302	264	127	107
Increases (decreases) in mortgage servicing rights — net	115	(202)	163	(22)
Gain (loss) on sale of fixed assets and investments	3	(25)	—	(29)
Income on cash surrender value life	746	708	254	239

Total other income	4,937	4,767	1,804	1,625

General, administrative and other expense
Employee compensation and benefits	9,990	10,031	3,150	3,527
Occupancy and equipment	2,546	2,634	827	891
Data processing	820	887	293	317
Advertising	719	1,019	229	358
Franchise taxes	905	830	285	276
Postage, supplies and office expenses	971	1,025	290	322
Travel, training and insurance	639	452	186	162
Professional services	1,011	1,053	323	463
Transaction processing	767	710	262	233
Real estate owned and other expenses	800	779	212	215
Loan expenses	979	1,114	332	454
Merger expenses	465	—	197	—

Total general, administrative and other expense	20,612	20,534	6,586	7,218

Earnings before federal income taxes	175	5,215	1,294	1,061

Total federal income taxes	(264)	1,521	225	218

NET EARNINGS	$439	$3,694	$1,069	$843

EARNINGS PER SHARE
Basic	$0.06	$0.50	$0.15	$0.12

Diluted	$0.06	$0.50	$0.15	$0.12

Dividends declared per share	.225	.450	.075	.150

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net earnings	$439	$3,694	$1,069	$843

Other comprehensive income, net of tax:
Unrealized holding gains (losses) during the period, net of taxes $(58), $316, $82 and $287 for the respective periods	(113)	613	160	558
Reclassification adjustment for realized gains included in net in earnings, net of taxes of $1 and $0 for the respective nine month periods and $0 and $0 for each of the three month periods ended September 30, 2008 and 2007, respectively	2	—	—	—

Comprehensive income	$328	$4,307	$1,229	$1,401

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
(In thousands)

	2008	2007
Cash flows from operating activities:
Net earnings for the period
Adjustments to reconcile net earnings to net cash provided by operating activities:	$439	$3,694
Amortization of deferred loan origination fees	233	139

Amortization of premiums and discounts on investment and mortgage-backed securities — net	63	81
Amortization of mortgage servicing rights — net	370	664
Depreciation and amortization	1,020	1,052
Stock option expense	54	69
Provision for losses on loans	3,762	515
Loss on sale of real estate acquired through foreclosure	213	312
(Gain) loss on sale of investments and fixed assets	(3)	25
Federal Home Loan Bank stock dividends	(1,166)	—
Net increase in cash surrender value of life insurance	(616)	(588)
Gain on sale of loans	(302)	(264)
Loans originated for sale in the secondary market	(36,442)	(32,794)
Proceeds from sale of loans in the secondary market	37,085	33,989
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	677	14
Prepaid expenses and other assets	(952)	248
Accounts Payable and other liabilities	(310)	61
Federal income taxes:
Current	(359)	447
Deferred	(345)	(51)

Net cash provided by operating activities	3,421	7,613

Cash flows provided by (used in) investing activities:
Purchase of securities designated as available for sale	(46,175)	(19,519)
Purchase of securities designated as held to maturity	(19,154)	(8,292)
Purchase of loans	(249)	(4,291)
Loan disbursements	(158,237)	(209,713)
Principal repayments on loans	179,362	195,226
Principal repayments, maturities on securities	52,177	38,942
Purchase of office premises and equipment	(324)	(899)
Proceeds from sale of securities designated as available for sale	4,254	—
Proceeds from sale of office premises and equipment	2	15
Proceeds from sales of real estate acquired through foreclosure	3,184	1,379

Net cash provided by (used in) investing activities	148,401	(7,152)

Net cash provided by operating and investing activities (subtotal carried forward)	18,261	461

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the nine months ended September 30,
(In thousands)

	2008	2007
Net cash provided by operating and investing activities (subtotal carried forward)	$18,261	$461

Cash flows provided by financing activities:
Net increase in deposits	38,406	9,234
Proceeds from Federal Home Loan Bank advances	154,687	81,066
Proceeds from subordinated debentures	—	5,000
Repayment of Federal Home Loan Bank advances and other borrowings	(185,802)	(97,355)
Dividends paid on common stock	(2,684)	(3,332)
Purchase of treasury stock	—	(3,363)
Proceeds from exercise of stock options	—	31
Decrease in advances by borrowers for taxes and insurance	(1,665)	(1,334)

Net cash provided by (used in) financing activities	2,942	(10,053)

Net increase (decrease) in cash and cash equivalents	21,203	(9,592)

Cash and cash equivalents at beginning of period	23,004	26,542

Cash and cash equivalents at end of period	$44,207	$16,950

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$23,656	$27,713

Dividends declared but unpaid	$—	$1,085

Supplemental disclosure of noncash investing activities:
Recognition of mortgage-servicing rights in accordance with SFAS No. 140	$485	$446

Transfer of loans to real estate acquired through foreclosure	$5,709	3,050

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine- and three-month periods ended September 30, 2008 and 2007
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2007. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine- and three-month periods ended September 30, 2008, are not necessarily indicative of the results which may be expected for the entire year.

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
For the nine- and three-month periods ended September 30, 2008 and 2007
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

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine- and three-month periods ended September 30, 2008 and 2007
3.	Critical Accounting Policies (continued)

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
For the nine and three-month periods ended September 30, 2008 and 2007
4.	Earnings Per Share

Basic earnings per common share are computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation’s stock option plans. The computations are as follows:

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2008	2007	2008	2007
BASIC:
Net Earnings	$439	$3,694	$1,069	$843

Weighted average common shares outstanding	7,156	7,375	7,156	7,278

Basic earnings per share	$0.06	$0.50	$0.15	$0.12

DILUTED:
Net Earnings	$439	$3,694	$1,069	$843

Weighted average common shares outstanding	7,156	7,375	7,156	7,278
Dilutive effect of stock options	7	2	7	3

Total common shares and dilutive potential common shares	7,163	7,377	7,163	7,281

Diluted earnings per share	$0.06	$0.50	$0.15	$0.12

5.	Stock Option Plans

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

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted in 2008 and 2007:

	2008		2007
Fair value, calculated	$0.74		$1.22
Exercise Price	$9.07		$12.34
Risk-free interest rate	3.52%		4.81%
Expected stock price volatility	15.75%		11.98%
Expected dividend yield	6.00%		4.80%
Expected Life	10	years	10	years

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine and three-month periods ended September 30, 2008 and 2007
5.	Stock Option Plans (continued)

A summary of the status of the Corporation’s stock option plans as of September 30, 2008 and December 31, 2007, and changes during the periods ending on those dates is presented below:

	Nine months ended		Year ended
	September 30,		December 31,
	2008		2007
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of period	318,238	$15.10	304,874	$15.20
Granted	47,167	9.07	26,920	12.34
Exercised	—	—	(2,427)	12.50
Forfeited	(62,753)	14.93	(11,129)	14.67

Outstanding at end of period	302,652	$14.19	318,238	$15.10

Options exercisable at end of period	237,688	$14.95	254,717	$15.32

Weighted-average fair value of options granted during the period		$0.74		$1.22

The following information applies to options outstanding at September 30, 2008:

	Options outstanding
		Weighted-Average	Weighted-
		Remaining	Average
Range of Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life (Years)	Price
$8.92 - $9.75	44,475	8.5	$8.97
$11.36 - $14.16	100,017	7.4	13.56
$14.55 - $17.17	158,160	4.2	16.02

	302,652	6.3	$14.19

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine and three-month periods ended September 30, 2008 and 2007
6.	Fair Value

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

The following table presents financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Sept. 30,
(in thousands)	2008	Level 1	Level 2	Level 3
Securities available for sale	$88,648	$—	$88,648	$—
The following table presents financial assets and liabilities measured on a non-recurring basis:

	Fair Value Measurements at Reporting Date Using
	Sept. 30,
(in thousands)	2008	Level 1	Level 2	Level 3
Impaired loans	$12,579	$—	$—	$12,579
Loans held for sale	2,828	—	—	2,828
Mortgage servicing rights	6,471	—	—	6,471
Real estate acquired through foreclosure	6,850	—	—	6,850

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine and three-month periods ended September 30, 2008 and 2007
Impaired loans, which are measured for impairment using the fair value of the collateral at September 30, 2008, had a carrying amount of $15.2 million, with a valuation allowance of $2.6 million, resulting in an additional provision for loan losses of $2.1 million during the nine months ended September 2008.

Loans held for sale are originated on forward commitment contracts and are reported at the lower of cost or fair value. All loans held for sale at September 30, 2008, are secured by liens on 1-4 family residential properties.

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

7.	Recent Developments

There have been historical disruptions in the financial system during the past year and many lenders and financial institutions have reduced or ceased to provide funding to borrowers, including other financial institutions. The availability of credit and confidence in the entire financial sector has been adversely affected. These disruptions have had a significant impact on the Company. The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations.

In response to the financial crises affecting the overall banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. Under that act, the United States Treasury Department (“Treasury”) will have authority, among other things, to purchase mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

Also on October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gave the Treasury authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. The general terms of this preferred stock program including the following for a participating bank holding company: pay 5% dividends on the Treasury’s preferred stock for the first five years and 9% thereafter; do not increase common stock dividends for three years while the Treasury is an investor; receive Treasury’s consent before repurchasing holding company’s own stock; issue warrants to Treasury entitling it to buy holding company’s common stock

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine and three-month periods ended September 30, 2008 and 2007
7.	Recent Developments (continued)

equal to 15% of Treasury’s total investment in the participating holding company; and institute certain compensations restrictions on executives. The term of this Treasury preferred stock program could reduce investment returns to participating holding companies’ stockholders by restricting dividends to common stockholders, diluting existing stockholders’ interests, and restricting capital management practices. Although both the Company and the Bank meet all applicable regulatory capital requirements and remain well capitalized, the Company is considering participation in the TARP capital purchase program.

The actions described above, together with additional actions announced by the Treasury and other regulatory agencies continue to develop. It is not clear at this time what impact, EESA, TARP, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an effect on all financial institutions, including the Company.

8.	Subsequent Event

Camco declared a quarterly cash divided of $0.0375 per share. The cash dividend was declared October 13, 2008 for shareholders of record on October 23, 2008 and is payable October 31, 2008.
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

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
For the nine and three-month periods ended September 30, 2008 and 2007
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
Overview:
Camco had net earnings for the quarter ended September 30, 2008, of $1.1 million, or $0.15 per share, compared to net earnings of $843,000, or $0.12 per share, for the same quarter in 2007. Assets totaled $1.0 billion at September 30, 2008.
For the nine months ended September 30, 2008, Camco reported net earnings of $439,000 compared to $3.7 million of net earnings in 2007. Earnings per share for the nine months ended September 30, 2008 and 2007, were $0.06 and $0.50, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)
Discussion of Financial Condition Changes from December 31, 2007 to September 30, 2008
At September 30, 2008, Camco’s consolidated assets were essentially equal to the December 31, 2007 total. The changes in assets were comprised primarily of increases in cash and cash equivalents and securities offset partially by decreases in loans held for sale and loans receivable net. We expect total asset growth to be limited in the near term as growth in deposits would most likely be used to further reduce outstanding borrowings.
Cash and interest-bearing deposits in other financial institutions totaled $44.2 million at September 30, 2008, an increase of $21.2 million, or 92.2%, from December 31, 2007. As noted in our annual report for fiscal year 2007, we sought to improve our liquidity position by issuing brokered deposits to reduce borrowings. We planned to hold cash in excess of the amount of borrowings we could repay in anticipation of the maturity of fixed-term borrowings at the end of the second quarter. However, due to the economic environment we have stayed liquid in order to meet any future needs as we have not seen substantial growth in our deposit levels since the 1st quarter of 2008.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the nine- and three-month periods ended September 30, 2008 and 2007
Discussion of Financial Condition Changes from December 31, 2007 to September 30, 2008 (continued)
Securities totaled $100.4 million at September 30, 2008, an increase of $8.7 million, or 9.4%, from December 31, 2007. The increase was attributable to purchases of $65.3 million of securities, offset partially by principal repayments totaling $52.2 million, sales of $4.3 million and a decrease in the fair market value of securities available for sale of $171,000 for the nine-month period ended September 30, 2008. The yield on mortgage-backed securities purchased during the three month and nine month period were 3.67% and 4.03% respectively.
Loans receivable, including loans held for sale, totaled $784.5 million at September 30, 2008, a decrease of $30.8 million, or 3.8%, from December 31, 2007. The decrease resulted primarily from principal repayments of $179.4 million and loan sales of $36.8 million which were partially offset by loan disbursements and purchases totaling $194.9 million. The volume of loans originated and purchased during the nine months of 2008 decreased compared to the 2007 period by $51.9 million, or 21.0%, while the volume of loan sales increased by $3.1 million, or 9.1%, period to period. The decrease in outstanding loans during the nine months ending September 30, 2008 occurred primarily in our retail residential mortgage loan portfolio. While we have seen a slight increase in prepayments on residential mortgage loans, our ability to produce new residential mortgage loans has been significantly impaired by the housing market, with new and existing home sales declining to decade lows.
Loan originations during the nine-month period ended September 30, 2008, were comprised primarily of $103.7 million in commercial loans, $49.9 million of loans secured by one- to four-family residential real estate and $41.3 million in consumer and other loans. Our intent is to continue to expand consumer and commercial real estate lending in future periods as a means of increasing the yield on our loan portfolio and continue with our strategic plan of moving to a more “bank” like institution. In the near term, however, lending volumes of acceptable risk have diminished somewhat due to a slowing economy and loan repayments have been used to reduce borrowings and build liquidity.
The allowance for loan losses totaled $7.5 million and $6.6 million at September 30, 2008 and December 31, 2007, respectively, representing 27.0% and 26.0% of nonperforming loans, respectively, at those dates. Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $27.6 million and $25.5 million at September 30, 2008 and December 31, 2007, respectively, constituting 3.52% and 3.13% of total net loans, including loans held for sale, at those dates. Net charge-offs totaled $2.9 million during the first nine months of 2008.
The following table details nonperforming and delinquent loans at September 30, 2008 and December 31, 2007:

	September 30, 2008			December 31, 2007
	In thousands			In thousands
		90+ days			90+ days
	30 – 89 days	delinquent,		30 – 89 days	delinquent,
	delinquent	accruing	Nonaccrual	delinquent	accruing	Nonaccrual
Construction/Development	$672	$—	$560	$11	$—	$5,568
HELOC and second mortgage	1,972	—	3,759	2,504	—	1,026
1-4 Family	4,768	—	15,521	6,652	1,520	8,310
Multifamily	471	500	1,614	—	—	871
Commercial	445	213	5,342	2,036	—	7,603
Consumer and other	74	—	108	1,209	—	617

Total	$8,402	$713	$26,904	$12,412	$1,520	$23,995

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2007 and 2006
Discussion of Financial Condition Changes from December 31, 2006 to September 30, 2007 (continued)
Although we believe that the allowance for loan losses at September 30, 2008, is adequate to cover probable, incurred losses inherent in the loan portfolio at that date based upon the available facts and circumstances, there can be no assurance that additions to the allowance for loan losses will not be necessary in future periods, which could adversely affect our results of operations. Unemployment rates in our markets, and Ohio in general, are higher than the national average, and bankruptcy and foreclosure filings in Ohio are very high compared to the rest of the nation. Additionally, Ohio is experiencing declining values of residential real estate. However, Ohio in general has not experienced significant increases in home values over the past five years like many regions in the U.S., which should comparatively mitigate losses on loans. Nonetheless, these factors, compounded by a very uncertain national economic outlook, may increase the level of future losses beyond our current expectations.
Deposits totaled $730.6 million at September 30, 2008, an increase of $38.4 million, or 5.5%, from the total at December 31, 2007. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at September 30, 2008, and December 31, 2007:

	Septeamber 30, 2008		December 31, 2007		Change
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$37,076	0.00%	$35,755	0.00%	$1,321	0.00%
Interest-bearing demand	90,229	1.16	91,132	1.57	(903)	(0.41)
Money market	120,018	2.22	111,740	3.57	8,278	(1.35)
Savings	35,162	.28	36,963	0.27	(1,801)	0.01
Certificates of deposit — retail	406,711	3.92	395,016	4.78	11,695	(0.86)
Certificates of deposit — brokered	41,394	4.37	21,578	5.09	19,816	(0.72)

Total deposits	$730,590	2.95%	$692,184	3.52%	$38,406	(0.57)%

The increase in certificates of deposits was primarily a result of an increase in brokered deposits purchases of $29.0 million which were offset partially by maturities of $9.2 million in the current year of 2008. Brokered deposits were used to reduce borrowings and improve the Bank’s liquidity position. However, we acknowledge that brokered deposits are not core, franchise-enhancing deposits, and we do not intend to stray from our strategy of improving the long-term funding mix of the Bank’s deposit portfolio by aggregating small business, commercial and retail checking accounts. We have implemented a number of organizational and product development initiatives including a new suite of commercial and small business checking accounts, enhancements to our online business cash management system, and the launch of remote deposit capture solution.
The increase in certificates of deposits and money market accounts is due to customers showing preference toward higher yielding interest rates as some customers prefer liquid deposit accounts in anticipation of future increases in interest rates. We have reduced the rates offered on our money markets in the first nine months of 2008 due to the prime rate decreasing. We also believe that if we are able to maintain the certificates of deposit maturing in the remainder of 2008 the decreased rates will help to further reduce our cost of funds during the remainder of the current year. To reduce interest rate risk over the long term, we will increase our efforts to lengthen the duration of our deposit structure and our FHLB borrowings.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2008 and 2007
Federal Home Loan Bank (FHLB) advances and other borrowings totaled $189.9 million at September 30, 2008, a decrease of $31.1 million, or 14.1%, from the total at December 31, 2007. The decrease in borrowings was primarily due to the continuing effort of increasing deposits to fund the balance sheet instead of using borrowings. The rest of the decline in borrowings was related to lower balances of retail repurchase agreements in September 2008 compared to December 2007. See “Liquidity and Capital Resources” for further discussion on our borrowings position.
Discussion of Financial Condition Changes from December 31, 2007 to September 30, 2008 (continued)
Stockholders’ equity totaled $86.6 million at September 30, 2008, a decrease of $2.1 million, or 2.3%, from December 31, 2007. The majority of the decrease resulted from dividends of $1.6 million and an adjustment to retained earnings for the accrual of split dollar life insurance costs of $832,000 which were offset partially by net earnings of $439,000. In addition, decreasing interest rates increased the fair value of our investments securities, which resulted in a decrease in unrealized losses on available for sale securities, net of tax, of $113,000.
Comparison of Results of Operations for the Nine Months Ended September 30, 2008 and 2007
Camco’s net earnings for the nine months ended September 30, 2008, totaled $439,000, a decrease of $3.3 million, or 88.1%, from the $3.7 million of net earnings reported in the comparable 2007 period. Earnings per share totaled $0.06 and $0.50 in 2008 and 2007, respectively. The decline in earnings was primarily attributable to an increase in the provision for losses on loans of $3.2 million and a decrease in net interest income of $1.9 million, before the effect of federal income taxes.
Interest Income
Net interest income amounted to $19.6 million for the nine months ended September 30, 2008, a decrease of $1.9 million, or 8.8%, compared to the nine-month period ended September 30, 2007, generally reflecting the effects of a $32.6 million decrease in the average balance of interest earning assets. Net interest margin fell to 2.81% in the nine months ended September 30, 2008 compared to 2.97% for the comparable period in 2007. The compression in net interest spread and margin during the 2008 period, compared to the same period of 2007, was due, nearly equally, to a lower volume of interest-earning assets and a lower yield on those assets offset partially by lower cost of interest-bearing liabilities in the 2008 period.
Margin pressure is due to the yield on assets declining at a faster rate than the cost of funds. At the same time, the loan portfolio has not grown sufficiently to offset the tighter spreads to result in higher net interest income. While loan production has slowed, we continue to diversify the loan portfolio by encouraging continued growth in commercial and consumer loan balances as these types of loans are normally higher-yielding assets than adjustable rate mortgage loans.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2008 and 2007
Discussion of Financial Condition Changes from December 31, 2007 to September 30, 2008 (continued)
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

	2008			2007
Nine Months Ended	Average	Interest	Average	Average	Interest	Average
September 30,	outstanding	earned/	yield/	outstanding	earned /	yield/
(Dollars in thousands)	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Loans receivable (1)	$776,096	38,694	6.65%	$820,425	43,597	7.09%
Securities	96,543	3,239	4.25%	105,901	3,480	4.38%
FHLB stock	29,182	1,166	5.33%	28,722	1,388	6.44%
Other Interest-bearing accts	29,619	407	1.83%	9,039	364	5.37%

Total interest-earning assets	931,440	43,506	6.23%	964,087	48,829	6.75%

Noninterest-earning assets (2)	96,659			84,887

Total average assets	$1,028,099			$1,048,974

Interest-bearing liabilities:
Deposits	686,086	17,539	3.41%	650,890	18,871	3.87%
FHLB advances and other	196,817	6,355	4.31%	257,564	8,461	4.38%

Total interest-bearing liabilities	882,903	23,894	3.61%	908,454	27,332	4.01%

Noninterest-bearing deposits	37,707			34,793
Noninterest-bearing liabilities	20,688			14,805

Total average liabilities	941,298			958,052
Total average shareholders’ equity	86,801			90,922

Total liabilities and shareholders’ equity	$1,028,099			$1,048,974

Net interest income/Interest rate spread		$19,612	2.62%		$21,497	2.74%

Net interest margin (3)			2.81%			2.97%

Average interest-earning assets to average interest-bearing liabilities			105.5%			106.12%

(1)	Includes loans held for sale. Loan fees are immaterial.

(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses

(3)	Net interest income as a percent of average interest-earning assets

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2008 and 2007
Comparison of Results of Operations for the Nine Months Ended September 30, 2008 and 2007 (continued)
Interest income on loans totaled $38.7 million for the nine months ended September 30, 2008, a decrease of $4.9 million or 11.3% from the comparable 2007 period. The decrease resulted primarily from a 44 basis point decrease in the average yield to 6.65% from 7.09% in 2007, coupled with a decrease in the average balance outstanding of $44.3 million or 5.4% from the 2007 period. The Prime rate was 225 basis points lower during the first nine months of 2008 compared to the December 31, 2007 rate, which was a key driver for the decrease in the yield on loans in 2008 as most of the loans tied to the Prime rate reprice within a month of a change in the rate. Additionally, the prime rate fell 50 basis points in October 2008. This additional rate cut and possible further declines in the prime rate may negatively affect the yield on loans.
Interest income on securities totaled $3.2 million for the nine months ended September 30, 2008, a decrease of $241,000, or 6.9%, from the same period of 2007. The decrease was due primarily to a $9.4 million, or 8.8%, decrease in the average balance outstanding in the nine months of 2008 from the same period of 2007, coupled with a 13 basis point decrease in the average yield period to period.
Interest Expense
Interest expense on deposits totaled $17.5 million for the nine months ended September 30, 2008, a decrease of $1.3 million or 7.1% compared to the same period in 2007, due primarily to a 46 basis point decrease in the average cost of deposits to 3.41% in the current period offet partially by a $35.2 million or 5.4% increase in average deposits outstanding.
Interest expense on borrowings totaled $6.4 million for the nine months ended September 30, 2008, a decrease of $2.1 or 24.9% from the same 2007 nine-month period. The decrease resulted primarily from a $60.7 million or 23.6% decrease in the average balance outstanding year to year, coupled with a 7 basis point decrease in the average cost of borrowings to 4.31%.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectability of the Bank’s loan portfolio. Nonperforming loans (three months or more delinquent plus nonaccrual loans) totaled $27.6 million at September 30, 2008, an increase from $25.5 million from December 31, 2007. Additionally net charge offs totaled $2.9 million at September 30, 2008 compared to $1.4 million, at September 30, 2007.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2008 and 2007
Based upon an analysis of these factors and the continued uncertain economic outlook, we added $3.8 million to the provision for losses on loans for the nine months ended September 30, 2008, compared to $515,000 for the same period in 2007 an increase of 630.5%. We believe our classified loans are adequately reserved for probable, incurred losses inherent in our loan portfolio at September 30, 2008. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future. At September 30, 2008 our loan reserves represent ..96% of total net loans versus .82% at December 31, 2007.
Comparison of Results of Operations for the Nine Months Ended September 30, 2008 and 2007 (continued)
Other Income
Other income totaled $4.9 million for the nine months ended September 30, 2008, an increase of $170,000, or 3.6%, from the comparable 2007 period. The increase in other income was primarily attributable to a $317,000 or 156.9% appreciation in the value of mortgage servicing rights offset partially be a decrease of $195,000 or 16.5% in rent and other income.
The increase in mortgage servicing rights was due to appreciation in 2008 which was reflective of the slowed level of mortgage refinancing and the resultant expectations on future loan prepayments.
The decrease in rent and other income was primarily due to decreased title and search fees earned by Camco Title Agency.
General, Administrative and Other Expense
General, administrative and other expense totaled $20.6 million for the nine months ended September 30, 2008, an increase of $78,000, or .4%, from 2007. The increase in general, administrative and other expense was due primarily to expenses incurred for the previously announced acquisition of Camco by First Place Financial Corp., including investment banking legal and deconversion fees of $465,000; and a $256,000, or 419.7%, increase in deposit premiums. These increase were offset partially by a $300,000 or 29.4% decrease in advertising and a $136,000, or 12.2% decrease in loan and deposit expenses. The decrease in advertising is a reflection of the higher level of expense incurred in 2007 for the launch of a new branch in London, Ohio.

The decrease in loan and deposit expenses relates to decreased volume of loan originations from year to year.
Federal Income Taxes
The benefit for federal income taxes totaled ($264,000) for the nine months ended September 30, 2008, a decrease of $1.8 million, compared to the nine months ended September 30, 2007. This decrease was primarily attributable to a $5.0 million, or 96.6%, decrease in pre-tax earnings coupled with tax credits relating to investments in affordable housing partnerships.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2008 and 2007
Comparison of Results of Operations for the Three Months Ended September 30, 2008 and 2007
General
Camco’s net earnings for the three months ended September 30, 2008, totaled $1.1 million, an increase of $226,000, or 26.8%, from the $843,000 of net earnings reported in the comparable 2007 period. Earnings per share totaled $0.15 and $0.12 in 2008 and 2007, respectively. The increase in earnings was primarily attributable to a decrease of $632,000, or 8.8%, in general, administrative and other expense offset partially by a $390,000, or 195.0%, increase in the provision for loan and lease losses.
Interest Income
Net interest income amounted to $6.7 million for the three months ended September 30, 2008, a decrease of $188,000, or 2.7%, compared to the three-month period ended September 30, 2007, generally reflecting the effects of a $17.6 million decrease in the average balance of interest earning assets. Net interest margin fell to 2.82% in the third quarter of 2008 compared to 2.85% for the comparable period in 2007. The slight compression in net interest margin during the third quarter of 2008, compared to the third quarter of 2007, was due, nearly equally, to a lower volume of interest- earning assets and a lower yield on those assets.
Margin pressure continues to be a challenge due to the yield on assets declining at a faster rate than the cost of funds. At the same time, the loan portfolio has not grown to offset the tighter spreads to result in higher net interest income. While loan production has slowed, we continue to diversify the loan portfolio by encouraging continued growth in commercial and consumer loan balances as these types of loans are normally higher-yielding assets than conventional mortgage loans.
Interest income on loans totaled $12.5 million for the three months ended September 30, 2008, a decrease of $2.1 million, or 14.3%, from the comparable 2007 period. The decrease resulted primarily from a decrease in the average balance outstanding of $55.9 million in 2008 compared to the same three months of 2007. A 57 basis point decrease in the average yield in the 2008 period also negatively impacted interest income on loans. The Prime rate was 225 basis points lower during 2008 compared to the September 30, 2007 rate, which was a key driver for the decrease in the yield on loans in 2008 as most of the loans tied to the Prime rate reprice within a month of a change in the rate. Further declines in the Prime rate may continue to negatively affect the yield on loans.
Interest income on securities totaled $1.1 million for the three months ended September 30, 2008, a decrease of $50,000, or 4.4%, from the third quarter of 2007. The decrease was due primarily to a $2.9 million, or 2.8%, decrease in the average balance outstanding in the third quarter of 2008 from the third quarter of 2007, coupled with a 7 basis point decrease in the average yield, to 4.43% for the 2008 period.

Dividend income on FHLB stock decreased by $73,000, or 15.5%, due primarily to a 118 basis point decrease in the average yield, to 5.38% in 2008. Interest income on other interest-bearing accounts increased $24,000, or 27.3% primarily due to an increase in the average balance outstanding of $40.3 million in the third quarter of 2008 compared to the third quarter of 2007.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2008 and 2007
Comparison of Results of Operations for the Three Months Ended September 30, 2008 and 2007 (continued)
Interest Expense
Interest expense on deposits totaled $5.4 million for the three months ended September 30, 2008, a decrease of $1.1 million or 17.1% compared to the same quarter in 2007, due primarily to a 90 basis point decrease in the average cost of deposits to 3.12% in the current quarter. Management expects the marginal cost of deposits to decline with the decrease in the prime rate in the fourth quarter of 2008. However, competition for deposits may limit management’s ability to reduce the cost of deposits proportionately to falling loan yields.
Interest expense on borrowings totaled $2.0 million for the three months ended September 30, 2008, a decrease of $885,000, or 30.4%, from the same 2007 three-month period. The decrease resulted primarily from a $64.5 million or 25.2% decrease in the average balance outstanding coupled with a 32 basis point decrease in the average cost of borrowings to 4.22% year to year.
Net Interest Income
As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $188,000, or 2.7%, to a total of $6.7 million for the three months ended September 30, 2008. The interest rate spread increased to 2.61% at September 30, 2008, from 2.60% at September 30, 2007, while the net interest margin decreased to 2.82% for the three months ended September 30, 2008, compared to 2.85% for the 2007 period.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2008 and 2007
Comparison of Results of Operations for the Three Months Ended September 30, 2008 and 2007 (continued)
AVERAGE BALANCE, YIELD, RATE AND VOLUME DATA
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

	2008			2007
Three Months Ended	Average	Interest	Average	Average	Interest	Average
September 30,	outstanding	earned /	yield/	outstanding	earned /	yield/
(Dollars in thousands)	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Loans receivable (1)	$769,406	12,503	6.50%	$825,273	14,595	7.07%
Securities	98,880	1,094	4.43%	101,764	1,144	4.50%
FHLB stock	29,590	398	5.38%	28,722	471	6.56%
Other Interest-bearing accts	47,129	112	0.95%	6,841	88	5.15%

Total interest-earning assets	945,005	14,107	5.97%	962,600	16,298	6.77%

Noninterest-earning assets (2)	82,359			85,972

Total average assets	$1,027,364			$1,048,572

Interest-bearing liabilities:
Deposits	694,240	5,419	3.12%	650,690	6,537	4.02%
FHLB advances and other	191,592	2,022	4.22%	256,078	2,907	4.54%

Total interest-bearing liabilities	885,832	7,441	3.36%	906,768	9,444	4.17%

Noninterest-bearing deposits	36,568			36,857
Noninterest-bearing liabilities	19,094			15,003

Total average liabilities
Total average shareholders’ equity	85,870			89,944

Total liabilities and shareholders’ equity	$1,027,364			$1,048,572

Net interest income/Interest rate spread		$6,666	2.61%		$6,854	2.60%

Net interest margin (3)			2.82%			2.85%

Average interest-earning assets to average interest-bearing liabilities			106.7%			106.2%

(1)	Includes nonaccrual loans and loans held for sale.

(2)	Includes securities designated as available for sale.

(3)	Net interest income as a percent of average interest-earning assets.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2008 and 2007
Comparison of Results of Operations for the Three Months Ended September 30, 2008 and 2007 (continued).
Provision for Losses on Loans
Management recorded a provision for losses on loans totaling $590,000 for the three months ended September 30, 2008, compared to $200,000 in the 2007 period. We believe our classified loans are adequately reserved for probable, incurred losses inherent in our loan portfolio at September 30, 2008. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future. At September 30, 2008 our loan reserves represent .96% of total net loans versus .82% at September 30, 2007.
Other Income
Other income totaled $1.8 million for the three months ended September 30, 2008, an increase of $179,000, or 11.0%, from the comparable 2007 period. The increase in other income was primarily attributable to a $185,000 appreciation in the value of mortgage servicing rights. The appreciation in 2008 was due to the slowing level of mortgage refinancings and the resultant expectations on future loan prepayments.
General, Administrative and Other Expense
General, administrative and other expense totaled $6.6 million for the three months ended September 30, 2008, a decrease of $632,000, or 8.8%, from 2007. The decrease in general, administrative and other expense was due primarily to employee compensation and benefits decrease of $377,000 or 10.7%; a $140,000 or 30.2% decrease in professional fees and a $129,000 or 36.0% decrease in advertising. These decreases were partially offset by an increase in expenses of $196,000 relating to the previously announced acquisition of Camco by First Place Financial Corp.
Employee compensation and benefits decreased due to lower staffing levels relating to the previously announced merger of Camco into First Place Financial Corp., as well as one-time serverance costs of $181,000 incurred in 2007.
The decrease in professional fees related to higher consulting services and recruiting costs incurred in 2007 and the decrease in advertising was due to a higher level of expense in 2007, which was incurred for the launch of a new branch in London, Ohio, in 2007.
Federal Income Taxes
The provision for federal income taxes totaled $225,000 for the three months ended September 30, 2008, an increase of $7,000, or 3.2%, compared to the three months ended September 30, 2007. This increase was primarily attributable to a $233,000, or 22.0%, increase in pre-tax earnings coupled with tax credits relating to the Bank’s investment in affordable housing partnerships.
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

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2008 and 2007
Liquidity and Capital Resources — (continued)
We monitor and assess liquidity needs daily in order to meet deposit withdrawals, loan commitments and expenses. Camco’s liquidity contingency funding plan identifies liquidity thresholds and red flags that may evidence liquidity concerns or future crises. The contingency plan details specific actions to be taken by management and the Board of Directors. It also identifies sources of emergency liquidity, both asset and liability-based, should Camco encounter a liquidity crisis. In conjunction with our asset/liability and interest rate risk management activities, we actively monitor liquidity risk and analyze various scenarios that could impact or impair Camco’s ability to access emergency funding during a liquidity crisis. Additional sources of liquidity include deposits, borrowings and principal and interest repayments on loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions, and competition and are difficult to predict.
The decrease in the outstanding balance of loans in 2008 was the main driver for the increase in cash provided by investing activities, which totaled $18.3 million in 2008, compared to $461,000 in 2007. Some of these cash flows were used to pay down borrowings and acquire investment securities in 2008. We also encountered some calls of investment securities by the issuer during the nine months ended September 30, 2008 due to the significantly lower interest rate environment in 2008. As we noted in our 2007 Annual Report and Form 10-K for the year ended December 31, 2007, we intend to hold some of our excess funding in cash equivalents or short-term investments to improve our liquidity position.
Approximately $13.2 million of our investment and mortgage-backed securities portfolio is expected to mature or prepay in the remainder of 2008. While these maturities could provide a significant source of liquidity in the short term, we have a significant level of public funds deposits and repurchase agreements, which limits our ability to use these funds freely due to the collateral requirements of those deposits and repurchase agreements. Deposits of state and local political subdivision deposits totaled $64.0 million at September 30, 2008 and $57.5 million at December 31, 2007.
Approximately $326.5 million of our certificate of deposit portfolio is scheduled to mature within twelve months of September 30, 2008, and the weighted average rate paid on those maturing deposits is 4.11%. While depositors showed a preference toward short term certificates or other issuances less than 18 months during 2007, we have had some success in increasing longer-term deposits with 15 through 24 month maturities. This helps to reduce liquidity pressure on the Corporation and allows us to lock in rates on deposits in a low interest rate environment. Competition for deposits is very strong in our markets.
FHLB advances are another funding source. In the past, we have depended heavily on borrowings to fund balance sheet growth. While significant strategic and tactical focus is being placed on deposit growth currently, borrowings and additional borrowing capacity at the FHLB are still vital sources of liquidity and growth funding. As we noted in our annual report for 2007, we forecasted and are experiencing, tightened lending standards from the FHLB in the form of higher collateral maintenance requirements. While we have been successful in significantly reducing our debt over the last few years, we find that in the aggregate we can borrow less than we could three years ago, despite offering additional forms of collateral. This has come as a result of our shrinking 1-4 family loan portfolio, which serves as primary collateral for our borrowings, and our high level of nonperforming loans. We had approximately $53.8 million of additional borrowing capacity available at the FHLB as of September 30, 2008, compared to $97.7 million at December 31, 2007.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Liquidity and Capital Resources (continued)
The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of September 30, 2008.

	Payments due by period
	Less			More
	Than	1-3	3-5	Than
	1 year	years	years	5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$91	$540	$314	$448	$1,393
Advances from the Federal Home Loan Bank	81,558	38,000	15,083	37,728	172,369
Certificates of deposit	326,532	106,558	14,101	914	448,105
Repurchase agreements	11,807	690	—	—	12,497
Subordinated debentures (1)	—	—	—	5,000	5,000
Ohio Equity Funds for Housing	1,342	2,047	304	325	4,018
Amount of commitments expiration per period Commitments to originate loans:
Revolving, open-end lines	$75,181	$—	$—	$—	$75,181
1-4 family residential construction	2,347	—	—	—	2,347
Commercial real estate, other construction loan and land development loans	28,018	—	—	—	28,018
Other unused commitments	2,333	—	—	—	2,333
Stand by letters of credit	617	—	—	—	617

Total contractual obligations	$529,826	$147,835	$29,802	$44,415	$751,878

(1)	The subordinated debentures are redeemable, at Camco’s option, commencing September 15, 2008. The debentures mature on September 15, 2037.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Liquidity and Capital Resources (continued)
Camco and Advantage are required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2008, the Corporation exceeded all minimum regulatory capital requirements.
The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at September 30, 2008:

					To be “well-
					capitalized”
					under prompt
			For capital		corrective action
	Actual		Adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$91,958	13.15%	≥ $55,965	≥ 8.0%	≥ $69,956	10.0%
Advantage Bank	$87,923	12.59%	≥ $55,856	≥ 8.0%	≥ $68,820	10.0%

Tier I capital to risk-weighted assets:
Camco Financial Corporation	$84,493	12.08%	≥ $27,982	≥ 4.0%	≥ $41,973	6.0%
Advantage Bank	$80,458	11.52%	≥ $27,928	≥ 4.0%	≥ $41,892	6.0%

Tier I leverage to average assets:
Camco Financial Corporation	$84,493	8.27%	≥ $40,884	≥ 4.0%	≥ $51,104	5.0%
Advantage Bank	$80,458	7.90%	≥ $40,736	≥ 4.0%	≥ $50,919	5.0%
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
The Bank has become more sensitive to rising rates as depositors seek shorter term maturities for certificates of deposits in this environment. The Bank is moving to counter this over time by extending maturities on certificates of deposits and borrowings were possibly. The Bank is also continuing to sell long term fixed rate loans and retain shorter term adjustable rate loans on homes or other real estate loans, and agency bonds of shorter durations.
ITEM 4: Controls and Procedures
     (a) Camco’s Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of Camco’s disclosure controls and procedures (as defined under Rules 13a-15(c) and 15d-15(c) of the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that Camco’s disclosure controls and procedures are effective.
     (b) There were no changes in Camco’s internal control over financial reporting during the quarter ended September 30, 2008, which materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

Camco Financial Corporation
PART II
ITEM 1. Legal Proceedings
          Not applicable
ITEM 1A. Risk Factors
Camco’s announced agreement to merge with First Place Financial Corp.
The consummation of the merger is dependent upon a number of factors, including the approval of the transaction by federal regulators. If the merger is not consummated, Camco’s operations may be significantly impaired by personnel turnover that usually occurs during the transition period prior to closing. Additionally, professional service expenses may increase due to legal and accounting fees.
Difficult conditions in the financial markets may adversely affect Camco’s business and results of operations.
Camco’s financial performance depends on the quality of loans in Advantage’s portfolio. That quality may be adversely affected by several factors, including underwriting procedures, collateral quality or geographic or industry conditions, as well as the recent deterioration in the financial markets. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies and defaults, lack of consumer confidence, increased market volatility and widespread reduction of business activity. In addition, Camco’s credit risk may be increased when collateral cannot be sold or is sold at prices not sufficient to recover the full amount of the loan balance. Deterioration in Advantage’s ability to collect loans receivable may adversely affect its profitability and financial condition.
Federal and state governments could adopt laws responsive to the current credit conditions that would adversely affect Advantage’s ability to collect on loans.
Federal or state governments might adopt legislation or regulations reducing the amount that customers are required to pay under existing loan contracts or limit Advantage’s ability to foreclose on collateral.
FDIC insurance premiums may increase materially.
The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the Deposit Insurance Fund. In October 2008, the FDIC issued a proposed rule that would increase premiums paid by insured institutions and make other changes to the assessment system. Increases in deposit insurance premiums could adversely affect Camco’s net income.
In addition, the FDIC has adopted the Temporary Liquidity Guarantee Program, pursuant to which it provides unlimited insurance on deposits in noninterest-bearing transaction accounts not otherwise covered by the existing deposit insurance limit of $250,000. After the initial 30 days of coverage for all insured institutions choosing to participate, any institution wishing to participate will pay a 10 basis point surcharge on the insured deposits. Advantage has chosen to participate. Such participation will increase expenses and decrease net income.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable

(b) Not applicable

(c) Not applicable

ITEM 3.	Defaults Upon Senior Securities
Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders
Not applicable

ITEM 5.	Other Information
Not applicable
PART II (continued)

ITEM 6.	Exhibits

Exhibit 11	Statement regarding computation of per share earnings (incorporated by reference to Note 4 on pages 11 of this Form 10-Q)

Exhibit 31.1	Section 302 Certification by Chief Executive Officer

Exhibit 31.2	Section 302 Certification by Principal Accounting Officer

Exhibit 32.1	Section 1350 certification by Chief Executive Officer

Exhibit 32.2	Section 1350 certification by Principal Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2008	By:	/s/ Richard C. Baylor
Richard C. Baylor
Chief Executive Officer

Date: November 4, 2008	By:	/s/ Kristina K. Tipton
Kristina K. Tipton
Principal Accounting Officer