Form 10-K
period 2008-12-31
CAMCO FINANCIAL CORP
filed 2009-03-18
CIK 16614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale reported as of June 30, 2008, was $72.6 million. There were 7,155,595 shares of the registrant’s common stock outstanding on March 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

Part I and Part II of Form 10-K: Portions of the 2008 Annual Report to Stockholders

Part III of Form 10-K: Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders

PART I
Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 5. Stock Information
Item 6. Selected Consolidated Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
CAMCO FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EX-4
EX-10(XVI)
EX-10(XVII)
EX-10(XVIII)
EX-10(XIX)
EX-10(XX)
EX-10(XXI)
EX-10.XXII
EX-10.XXIII
EX-23
EX-31(i)
EX-31(ii)
EX-32(i)
EX-31(ii)

PART I

Item 1.	Business.

General

Camco Financial Corporation (“Camco”) is a financial services holding company that was organized under Delaware law in 1970. Camco is engaged in the financial services business in Ohio, Kentucky and West Virginia, through its wholly-owned subsidiaries, Advantage Bank and Camco Title Agency, Inc. In June 2001, Camco completed a reorganization in which it combined its banking activities under one Ohio savings bank charter known as Advantage Bank (“Advantage” or the “Bank”). Prior to the reorganization, Camco operated five separate banking subsidiaries serving distinct geographic areas. The branch office groups in each of the regions previously served by the subsidiary banks, except for the Bank’s Ashland, Kentucky, division, which was sold in 2004, now operate as regions of Advantage. In 2003, Camco dissolved its second tier subsidiary, Camco Mortgage Corporation, and converted its offices into branch offices of the Bank. In August 2004, Camco completed a business combination with London Financial Corporation of London, Ohio, and its wholly-owned subsidiary, The Citizens Bank of London. The acquisition was accounted for using the purchase method of accounting and, therefore, the financial statements for prior periods have not been restated. At the time of the merger, Advantage Bank merged into The Citizens Bank of London and changed the name of the resulting institution to Advantage Bank. As a result, Camco’s subsidiary financial institution is now an Ohio-chartered commercial bank instead of an Ohio savings bank. Further, Camco converted from a regulated thrift holding company to a Federal Reserve Board financial services holding company. On May 7, 2008, Camco entered into an Agreement and Plan of Merger with First Place Financial Corp. (“First Place”) that provided for the merger of Camco into First Place and the subsequent merger of Advantage into First Place Bank, a federal savings association and wholly-owned subsidiary of First Place. However, on November 28, 2008, Camco and First Place mutually decided to terminate the merger agreement.

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

Advantage’s lending activities include the origination of commercial real estate and business loans, consumer loans, and residential conventional fixed-rate and variable-rate mortgage loans for the acquisition, construction or refinancing of single-family homes located in Camco’s primary market areas. Camco also originates construction and permanent mortgage loans on condominiums, two- to four-family, multi-family (over four units) and nonresidential properties. Camco continues to diversify the balance sheet through increasing commercial, commercial real estate, and consumer loan portfolios as well as retail and business checking and money market deposit accounts.

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

Loan Portfolio Composition.  The following table presents certain information regarding the composition of Camco’s loan portfolio at the dates indicated:

	At December 31,
	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Type of loan:
Existing residential properties(1)	$528,178	69.8%	$557,050	68.6%	$590,546	72.3%	$582,487	69.3%	$593,932	71.9%
Construction and development	31,097	4.1	45,677	5.6	42,654	5.2	74,601	8.9	50,560	6.1
Nonresidential real estate	129,334	17.1	126,437	15.6	100,189	12.2	95,380	11.3	105,247	12.7
Consumer and other loans(2)	83,425	11.0	89,395	11.0	91,917	11.2	94,547	11.3	84,550	10.2

Total	$772,034	102.0	$818,559	100.8	$825,307	100.9	$847,015	100.8	$834,289	100.9

Less:
Unamortized yield adjustments	354	(0.0)	166	(0.0)	(8)	(0.0)	(266)	(0.0)	(937)	(0.1)
Allowance for loan losses	(15,747)	(2.0)	(6,623)	(0.8)	(7,144)	(0.9)	(6,959)	(0.8)	(6,476)	(0.8)

Total loans, net	$756,641	100.0%	$812,102	100.0%	$818,154	100.0%	$839,790	100.0%	$826,876	100.0%

(1)	Includes home equity lines of credit.

(2)	Includes second mortgage, multifamily and commercial loans.

Loan Maturity Schedule.  The following table sets forth certain information as of December 31, 2008, regarding the dollar amount of loans maturing in Camco’s portfolio based on the contractual terms to maturity of the loans. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity, are reported as due in one year or less.

	Due in One	Due After One
	Year or	through	Due After
	Less	Five Years	Five Years	Total
		(In thousands)

Loans:
Existing residential properties	$10,621	$68,677	$323,438	$402,736
Multifamily	2,008	18,525	18,100	38,633
Nonresidential real estate	12,888	32,532	83,914	129,334
Construction and development	8,920	8,581	13,596	31,097
Commercial	14,610	17,519	8,487	40,616
HELOC	3,198	70,442	51,802	125,442
Consumer and other loans	1,043	3,063	70	4,176

Total	$53,288	$219,339	$499,407	$772,034

The following table sets forth at December 31, 2008, the dollar amount of all loans due after December 31, 2009, which have fixed or adjustable interest rates:

Due after
December 31,
2009
(In thousands)

Fixed rate of interest	$224,901
Adjustable rate of interest	493,845

Total	$718,746

Generally, loans originated by Advantage are on a fully-amortized basis. Advantage has no rollover provisions in its loan documents and anticipates that loans will be paid in full by the maturity date.

Residential Loans.  A large portion of the lending activity of Advantage is the origination of fixed-rate and adjustable-rate conventional loans for the acquisition, refinancing or construction of single-family residences. Excluding construction loans and home equity lines of credit, approximately 52.2% of total loans as of December 31, 2008, consisted of loans secured by mortgages on one- to four-family residential properties.

Federal regulations and Ohio law limit the amount which Advantage may lend in relationship to the appraised value of the underlying real estate at the time of loan origination (the “Loan-to-Value Ratio” or “LTV”). In accordance with such regulations and law, Advantage generally makes loans for its own portfolio on single-family residences up to 95% of the value of the real estate and improvements. Advantage generally requires the borrower on each loan with an LTV in excess of 80% to obtain private mortgage insurance, loan default insurance or a guarantee by a federal agency. Advantage permits, on an exception basis, borrowers to exceed a LTV of 80% without private mortgage insurance, loan default insurance or a guarantee by a federal agency.

The interest rate adjustment periods on adjustable-rate mortgage loans (“ARMs”) offered by Advantage are generally one, three and five years. The interest rates initially charged on ARMs and the new rates at each adjustment date are determined by adding a stated margin to a designated interest rate index. Advantage has generally used one-year and three-year United States Treasury note yields, adjusted to a constant maturity, as the index for one-year and three-year adjustable-rate loans, respectively. Advantage has used the London Interbank Offered Rate (“LIBOR”) and FHLB advance rates as additional indices on certain loan programs to diversify its concentrations of indices that may prove beneficial during repricing of loans throughout changing economic cycles. The maximum adjustment on residential loans at each adjustment date for ARMs is usually 2%, with a maximum adjustment of 6% over the term of the loan.

From time to time, Advantage originates ARMs which have an initial interest rate that is lower than the sum of the specified index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully indexed level. Advantage attempts to reduce the risk by underwriting one-year ARMs at the fully-indexed rate and three-year and five-year ARMs utilizing the note rates. None of Advantage’s ARMs have negative amortization or “payment option” features.

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

At December 31, 2008, fixed-rate loans comprised 38.9% of the 1-4 family residential loan portfolio. Approximately 61.1% of the 1-4 family residential loan portfolio had adjustable rates tied to U.S. Treasury note yields and LIBOR.

Construction and Development Loans.  Advantage offers residential construction loans both to owner-occupants and to builders for homes being built under contract with owner-occupants. Advantage also makes loans to persons constructing projects for investment purposes. Loans for developed building lots are generally made on an adjustable-rate basis for terms of up to three years with an LTV of 80% or less.

Advantage offers construction loans to owner-occupants at 30-year fixed rate, 15-year fixed rate or adjustable-rate long-term loans on which the borrower pays only interest on the disbursed portion during the construction period, which is usually 9 months. Some construction loans to builders, however, have terms of up to 24 months. At December 31, 2008, approximately $9.6 million, of Advantage’s total loans consisted of construction loans for 1-4 family properties.

Construction loans for investment properties involve greater underwriting and default risks than loans secured by mortgages on existing properties or construction loans for single-family residences. Loan funds are advanced upon the security of the project under construction, which is more difficult to value in the case of investment properties before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate precisely the total loan funds required to complete a project and the related LTV ratios. In the event a default on a construction loan occurs and foreclosure follows, Advantage could be adversely affected because it would have to take control of the project and either arrange for completion of construction or dispose of the unfinished project. At December 31, 2008, Advantage had $12.5 million of land development loans, of which $8.5 million were classified as impaired and on nonaccrual status.

Nonresidential Real Estate Loans.  Advantage originates loans secured by mortgages on nonresidential real estate, including retail, office and other types of business facilities. Nonresidential real estate loans are generally made on an adjustable-rate basis for terms of up to 20 years. Nonresidential real estate loans originated by Advantage generally have an LTV of 80% or less. The largest nonresidential real estate loan outstanding at December 31, 2008, was a $5.4 million loan secured by a strip mall. Nonresidential real estate loans comprised $129.3 million, or 16.8% of total loans at December 31, 2008.

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

Advantage’s home equity line of credit loan portfolio totaled $125.4 million, or 16.2%, of the total loan portfolio at December 31, 2008. During 2008, management tightened lending standards on home equity lines of credit in response to significant economic weakness and declining home values. These actions included increasing minimum credit scores and reducing the combined LTV on new loans. At December 31, 2008, education, consumer and other loans constituted $4.2 million, or .5% of Advantage’s total loans.

Loan Solicitation and Processing.  Loan originations are developed from a number of sources, including: solicitations by Advantage’s lending staff; referrals from real estate brokers, loan brokers and builders; participations with other banks; continuing business with depositors, other business borrowers and real estate developers; and walk-in customers. Advantage’s management stresses the importance of individualized attention to the financial needs of its customers. During 2008, approximately $27.5 million, of new consumer and home equity lines of credit were originated through brokers primarily in Advantage’s market areas, however these referral sources were discontinued effective December 31, 2008.

The loan origination process for each of Advantage’s regions is centralized in the processing and underwriting of loans. Mortgage loan applications from potential borrowers are taken by loan officers originating loans, and then forwarded to the loan department for processing. The Bank typically obtains a credit report, verification of employment and other documentation concerning the borrower and orders an appraisal of the fair market value of the collateral which will secure the loan. The collateral is thereafter physically inspected and appraised by a staff appraiser or by a designated fee appraiser approved by the Board of Directors of Advantage. Upon the completion of the appraisal and the receipt of all necessary information regarding the borrower, the loan is reviewed by an underwriter with appropriate loan approval authority. If the loan is approved, an attorney’s opinion of title or title insurance is obtained on the real estate which will secure the loan. Borrowers are required to carry satisfactory fire and casualty insurance and, if applicable, flood and private mortgage insurance, and to name Advantage as an insured mortgagee.

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

Loan Originations, Purchases and Sales.  Generally all residential fixed-rate loans made by Advantage are originated with documentation which will permit a possible sale of such loans to secondary mortgage market investors. When a mortgage loan is sold to the investor, Advantage generally services the loan by collecting monthly payments of principal and interest and forwarding such payments to the investor, net of a servicing fee. During the year ended December 31, 2008, Advantage also sold loans with servicing released. Fixed-rate loans not sold and generally all of the ARMs originated by Advantage are held in Advantage’s loan portfolio. During the year ended December 31, 2008, Advantage sold approximately $45.3 million in loans. Loans serviced by Advantage for others totaled $499.5 million at December 31, 2008.

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

Of the total loans originated by Advantage during the year ended December 31, 2008, 52.2% were ARM and 47.8% were fixed-rate loans. Adjustable-rate loans comprised 67.8% of Advantage’s total loans outstanding at December 31, 2008.

From time to time, Advantage sells participation interests in mortgage loans, business loans and commercial loans originated by it and purchases whole loans or participation interests in loans originated by other lenders. Advantage held whole loans and participations in loans originated by other lenders of approximately $16.0 million at December 31, 2008. Loans which Advantage purchases must meet or exceed the underwriting standards for loans originated by Advantage.

The following table presents Advantage’s mortgage loan origination, purchase, sale and principal repayment activity for the periods indicated:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Loans originated:
Construction (purchased and originated)	$7,774	$41,323	$23,752	$45,066	$45,826
Permanent	107,776	80,900	86,613	121,033	164,540
Consumer and other	127,604	173,070	172,403	234,214	126,168

Total loans originated	243,154	295,293	282,768	400,313	336,534
Loans purchased(1)	249	3,021	3,698	11,141	27,301
Reductions:
Principal repayments(1)	229,330	249,922	250,409	323,314	212,450
Loans sold(1)	45,330	49,953	50,924	69,734	117,886
Transfers from loans to real estate owned	6,574	5,490	4,092	3,725	6,591

Total reductions	(281,234)	(305,365)	(305,425)	(396,773)	(336,927)
Increase (decrease) in other items, net(2)	(18,614)	505	(959)	(2,656)	(2,140)
Decrease due to branch sales(3)	—	—	—	—	(42,634)
Increase due to mergers(4)	—	—	—	—	49,050

Net increase (decrease)	$(56,445)	$(6,546)	$(19,918)	$12,025	$31,184

(1)	Includes SBA guaranteed loans.

(2)	Other items primarily consist of amortization of deferred loan origination fees and the provision for losses on loans.

(3)	The 2004 decrease resulted from the sale of the Ashland division.

(4)	The 2004 increase resulted from the acquisition of London.

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

The largest amount which Advantage could have loaned to one borrower at December 31, 2008, was approximately $11.8 million. The largest amount Advantage had outstanding to one borrower and related persons or entities at December 31, 2008, was $8.7 million, which consisted of loans secured by 1-4 units within seven subdivisions.

Loan Concentrations.  Advantage has historically originated loans secured by real estate. At December 31, 2008, approximately 95.6% of total loans were secured by real estate, with 69.7% of total loans secured by 1-4 family residential real estate. Home equity lines of credit comprised 16.2% of total loans at December 31, 2008. There were no concentrations of loans to specific industries that exceeded 8.5% of total loans at December 31, 2008.

Regulatory guidance suggests that financial institutions not exceed 3x risk based capital in a concentration of commercial real estate. At December 31, 2008, Camco’s ratio for this concentration was 2.5x risk based capital approximately $34 million under the guidance limitation.

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

The following table reflects the amount of loans in a delinquent status as of the dates indicated:

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Loans delinquent for:
one — two payments	$13,338	$18,210	$13,833	$9,490	$12,302
three or more payments	25,202	19,070	18,536	13,922	9,794

Total delinquent loans	$38,540	$37,280	$32,369	$23,412	$22,096

Ratio of total delinquent loans to total net loans(1)	5.09%	4.59%	3.91%	2.76%	2.64%

(1)	Total net loans include loans held for sale.

Nonaccrual status denotes loans greater than three payments past due, loans for which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet nonaccrual criteria as established by regulatory authorities. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.

The following table sets forth information with respect to Advantage’s nonaccrual and delinquent loans for the periods indicated.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Loans accounted for on nonaccrual basis:
Real estate:
Residential(1)	$33,907	$15,775	$15,142	$10,267	$7,922
Nonresidential	18,057	7,148	1,989	3,109	463
Commercial	1,393	455	398	387	—
Consumer and other	127	617	136	159	1,409

Total nonaccrual loans	53,484	23,995	17,665	13,922	9,794
Accruing loans delinquent three months or more Real estate:
Residential	44	1,520	871	—	—
Nonresidential	—	—	—	—	—
Consumer and other	—	—	—	—	—

Total loans 90 days past due and accruing	44	1,520	871	—	—

Total nonperforming loans	$53,528	$25,515	$18,536	$13,922	$9,794

Allowance for loan losses	$15,747	$6,623	$7,144	$6,959	$6,476

Nonperforming loans as a percent of total net loans(2)	7.05%	3.13%	2.23%	1.64%	1.17%

Allowances for loan losses as a percent of nonperforming loans	29.4%	26.0%	38.5%	50.0%	66.1%

(1)	Includes construction and development loans

(2)	Includes loans held for sale.

The amount of interest income that would have been recorded had nonaccrual loans performed in accordance with contractual terms totaled approximately $2.0 million for the year ended December 31, 2008. Interest collected on such loans and included in net earnings was $267,000.

Federal regulations require the Bank to classify its assets on a regular basis. Problem assets are to be classified as either (i) “substandard,” (ii) “doubtful” or (iii) “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss of principal and or interest if the deficiencies are not corrected. Doubtful assets have the same weaknesses as substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of existing facts, conditions and value. Assets classified as “loss” are considered uncollectible and of such little value that their treatment as assets without the establishment of a specific reserve is unwarranted. Loans classified and generally charged off in the month are identified as a loss. Regulations provide for the reclassification of assets by examiners. At December 31, 2008, the aggregate amounts of Advantage’s classified assets were as follows:

December 31, 2008
(In thousands)

Classified assets:
Substandard	$66,080
Doubtful	2,313
Loss	33

Total classified assets	$68,426

The interpretive guidance of the regulations also includes a “special mention” category, consisting of assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management’s close attention. Advantage had assets in the amount of $9.8 million designated as “special mention” at December 31, 2008 compared to $2.1 million at December 31, 2007.

Allowance for Loan Losses.  The allowance for loan losses is maintained at a level reflecting probable, losses based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions (particularly as such conditions relate to the Bank’s market areas) and other factors related to the collectability of the Bank’s loan portfolio. The following table sets forth an analysis of Advantage’s allowance for loan losses:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of year	$6,623	$7,144	$6,959	$6,476	$5,641
Charge-offs:
1-4 family residential real estate	3,568	1,048	646	877	1,142
Multifamily and nonresidential real estate	1,190	916	562	146	25
Consumer and other	1,809	133	231	257	430

Total charge-offs	6,567	2,097	1,439	1,280	1,597

Recoveries:
1-4 family residential real estate	373	26	25	265	180
Consumer and other	525	55	159	18	9

Total recoveries	898	81	184	283	189

Net (charge-offs) recoveries	(5,669)	(2,016)	(1,255)	(997)	(1,408)
Provision for losses on loans	14,793	1,495	1,440	1,480	1,620
Increase attributable to mergers(1)	—	—	—	—	623

Balance at end of year	$15,747	$6,623	$7,144	$6,959	$6,476

Net (charge-offs) recoveries to average loans	(.74)%	(.25)%	(.15)%	(.12)%	(.17)%

(1)	The 2004 increase resulted from the acquisition of London Financial Corporation.

The following table sets forth the allocation of Advantage’s allowance for loan losses by type of loan at the dates indicated:

	At December 31,
	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Real estate:
Residential	$3,842	52.2%	$2,723	53.2%	$2,367	57.4%	$2,470	56.0%	$2,317	59.0%
Multi-family	1,725	5.0	1,413	5.0	1,168	5.3	512	6.1	798	5.7
Nonresidential	2,783	16.8	791	15.4	1,883	12.8	1,970	12.4	1,505	12.6
Construction	1,306	4.0	665	5.6	239	5.2	276	7.6	337	5.3
Commercial	3,170	5.3	268	5.1	952	4.3	1,035	2.5	653	2.0
Home equity lines of credit	983	16.2	690	14.9	252	14.1	232	12.8	334	12.2
Consumer & other	1,938	0.5	73	.8	283	0.9	464	2.6	532	3.2

Total	$15,747	100.0%	$6,623	100.0%	$7,144	100.0%	$6,959	100.0%	$6,476	100.0%

Investment and Mortgage-Backed Securities Activities

Federal regulations permit Camco to invest liquid assets, in United States Treasury obligations, securities of various U.S. Government sponsored enterprises, certificates of deposit at FDIC insured banks, corporate debt and equity securities or obligations of state and local political subdivision’s and municipalities. Camco is also permitted to make limited investments in commercial paper and certain mutual funds.

The following table sets forth the composition of Camco’s investment and mortgage-backed securities portfolio, except its stock in the FHLB of Cincinnati, at the dates indicated:

	At December 31,
	2008				2007				2006
	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
	Cost	Total	Value	total	Cost	Total	Value	total	Cost	Total	Value	total
	(Dollars in thousands)

Held to maturity:
U.S. Government sponsored enterprises	$10,955	11.3%	$11,044	11.2%	$—	0.0%	$—	0.0%	$—	0.0%	$—	0.0%
Municipal bonds	541	0.6	574	0.6	$567	0.6	$591	0.6	$710	0.7	$736	0.7
Mortgage-backed Securities	1,910	1.9	1,912	1.9	2,202	2.4	2,202	2.4	2,739	2.4	2,734	2.4

Total	13,406	13.8	13,530	13.7	2,769	3.0	2,793	3.0	3,449	3.1	3,470	3.1

Available for sale:
U.S. Government sponsored enterprises	28,318	29.1	28,639	29.0	37,519	40.9	37,782	41.2	55,962	49.6	55,578	50.1
Municipal bonds	100	0.1	101	1.2	210	0.2	212	0.2	291	0.3	291	0.2
Corporate equity securities	157	0.2	143	0.1	157	0.2	164	0.2	159	0.1	184	0.2
Mortgage-backed securities	55,218	56.8	56,469	57.1	51,051	55.7	50,761	55.4	52,950	46.9	51,453	46.4

Total	83,793	86.2	85,352	86.3	88,937	97.0	88,919	97.0	109,362	96.9	107,506	96.9

Total investments and mortgage-backed securities	$97,199	100.0%	$98,882	100.0%	$91,706	100.0%	$91,712	100.0%	$112,811	100.0%	$110,976	100.0%

The following table presents the contractual maturities of Advantage’s investment securities, except its stock in the FHLB of Cincinnati and corporate equity securities, and the weighted-average yields for each range of maturities:

	At December 31, 2008
			After One		After Five				Total
	One Year or Less		through Five Years		through Ten Years		After Ten Years				Weighted-
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
					(Dollars in thousands)

U.S. Government Sponsored enterprises	$37,273	3.71%	$2,000	5.00%	$—	—%	$—	—%	$39,273	$39,683	3.78%
Municipal bonds	100	3.90	451	4.29	—	—	90	6.66	641	675	5.41
Mortgage-backed Securities	7,150	4.51	49,978	4.94	—	—	—	—	57,128	58,381	4.89

Total	$44,523	3.84%	$52,429	4.94%	$—	—%	$90	6.66%	$97,042	$98,739	4.43%

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

Deposits.  Deposits are attracted principally from within Advantage’s primary market area through the offering of a broad selection of deposit instruments, including interest-bearing and non-interest bearing checking accounts, money market deposit accounts, regular savings accounts, health savings accounts, term certificate accounts and retirement savings plans. In 2006 we began offering brokered certificates of deposit as an alternative to advances from the FHLB. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management of Advantage based on its liquidity requirements, growth goals and interest rates paid by competitors. Interest rates paid by Advantage on deposits are not currently limited by federal or state law or regulation.

The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Advantage at the dates indicated:

	At December 31,
	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
			(Dollars in thousands)

Non-interest bearing demand	$37,526	—%	$35,755	—%	$31,706	—%
Interest-bearing demand	87,199	0.91	91,132	1.57	94,722	1.36
Money market demand accounts	112,749	1.35	111,740	3.57	89,383	3.59
Passbook and statement savings accounts	33,838	0.26	36,963	0.27	47,997	0.26
Total certificate accounts	452,644	3.79	416,594	4.80	420,974	4.62

Total deposits	$723,956	2.71%	$692,184	3.68%	$684,782	3.52%

The following table sets forth the amount and maturities of Advantage’s time deposits in excess of $100,000 at December 31, 2008:

At December 31,
2008
(In thousands)

Three months or less	$42,279
Over three to six months	21,468
Over six to twelve months	34,457
Over twelve months	62,673

Total	$160,877

Borrowings.  The twelve regional FHLBs function as central reserve banks, providing credit for their member institutions. As a member in good standing of the FHLB of Cincinnati, Advantage is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Advances are made pursuant to several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s regulatory capital or on the FHLB’s assessment of the institution’s creditworthiness. Under current regulations, a member institution must meet certain qualifications to be eligible for FHLB advances. FHLB advances are secured by a blanket pledge on Advantage’s 1-4 family and multifamily residential loans, home equity lines of credit, junior mortgages and FHLB stock.

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

Service Corporation Activities

Advantage has no operating subsidiaries. First S&L Corporation, a subsidiary of Advantage, is inactive and was capitalized on a nominal basis at December 31, 2008.

Employees

As of December 31, 2008, Camco had 246 full-time employees and 30 part-time employees. Camco believes that relations with its employees are stable and have improved following the termination of the merger agreement with First Place. Camco offers health and disability benefits and a 401(k) salary savings plan. None of the employees of Camco are represented by a collective bargaining unit.

REGULATION

General

As a financial services holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), Camco is subject to regulation, examination and oversight by the Board of Governors of the Federal Reserve System (“FRB”). Although Camco is recognized as a financial holding company, most regulations pertaining to bank holding companies also apply to it. Advantage is a non-member of the FRB and is primarily subject to regulation by the State of Ohio, Department of Commerce, Division of Ohio Financial Institution and the FDIC. Camco and Advantage must file periodic reports with these governmental agencies, as applicable, concerning their activities and financial condition. Examinations are conducted annually by the applicable regulators to determine whether Camco and Advantage are in compliance with various regulatory requirements and are operating in a safe and sound manner. Advantage is also subject to certain regulations promulgated by the FRB.

Ohio Regulation

Regulation by the Division affects the internal organization of Advantage, as well as its depository, lending and other investment activities. Periodic examinations by the Division are usually conducted on a joint basis with the FDIC. Ohio law requires that Advantage maintain federal deposit insurance as a condition of doing business. The ability of Ohio chartered banks to engage in certain state-authorized investments is subject to oversight and approval by the FDIC. See “Federal Deposit Insurance Corporation — State Chartered Bank Activities.”

Any mergers involving, or acquisitions of control of, Ohio banks must be approved by the Division. The Division may initiate certain supervisory measures or formal enforcement actions against Ohio chartered banks. Ultimately, if the grounds provided by law exist, the Division may place an Ohio chartered bank in conservatorship or receivership.

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

Non-member Banks are subject to regulatory oversight under various state and federal consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending and truth-in-savings disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an institution to open a new branch or engage in a merger transaction.

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

The risk-based capital requirement specifies total capital, which consists of core or Tier 1 capital and certain general valuation reserves, at a minimum of 8% of risk-weighted assets. For purposes of computing risk-based capital, assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100%, depending on their relative risk.

At December 31, 2008, Camco and Advantage exceeded the capital requirements to be considered “well-capitalized.”

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

Transactions with Affiliates and Insiders

All transactions between banks and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and the FRB’s Regulation W. An affiliate is any company or entity which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of a bank and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with any one affiliate up to an amount equal to 10% of such institution’s capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or the subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Exemptions from Sections 23A or 23B of the FRA may be granted only by the FRB. Advantage was in compliance with these requirements at December 31, 2008.

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

Ohio Law.  A statutory limitation on the acquisition of control of an Ohio bank requires the written approval of the Division prior to the acquisition by any person or entity of a controlling interest. Control exists, for purposes of Ohio law, when any person or entity which, either directly or indirectly, or acting in concert with one or more other persons or entities, owns, controls, holds with power to vote, or holds proxies representing, 15% or more of the voting shares or rights of an association, or controls in any manner the election or appointment of a majority of the directors. Ohio law also requires that certain acquisitions of voting securities that would result in the acquiring shareholder owning 20%, 33 1/3% or 50% of the outstanding voting securities of Camco must be approved in advance by the holders of at least a majority of the outstanding voting shares represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting, excluding the voting shares by the acquiring shareholder. This statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

Holding Company Regulation

As a financial holding company, Camco has registered with the FRB and is subject to FRB regulations, examination, supervision and reporting requirements. Because Camco is a bank holding company that has elected to become a financial services holding company, some of the restrictions on its activities are reduced. Camco’s financial services holding company status allows Advantage to associate or have management interlocks with business organizations engaged in securities activities. In order to maintain status as a financial holding company, Advantage must be well capitalized and well managed, and must meet Community Reinvestment Act obligations. Failure to maintain such standards may ultimately permit the FRB to take certain enforcement actions against Camco.

Federal Reserve Requirements

FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $34.6 million (subject to an exemption of up to $9.3 million). At December 31, 2008, Advantage was in compliance with its reserve requirements.

Item 1A.	Risk Factors.

Like all financial companies, Camco’s business and results of operations are subject to a number of risks, many of which are outside of our control. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact our business and future results of operations.

The enactment of recent legislation may significantly affect our financial condition, results of operation, liquidity or stock price.

The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008. As part of EESA, the Treasury established the Troubled Assets Relief Program, including the Capital Purchase Program (“CPP”), to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Then, on February 17, 2009, President Obama signed the American Recovery and Reinvestment Act (“ARRA”), as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common shares.

There have been numerous actions undertaken in connection with or following EESA and ARRA by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. EESA, ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Difficult economic conditions and market volatility have adversely impacted the banking industry and financial markets generally and may significantly affect our business, financial condition, or results of operation.

Dramatic declines in the housing market beginning in the latter half of 2007, with falling home prices and increasing foreclosures, unemployment and underemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. The resulting write-downs to assets of financial institutions have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to seek government assistance or bankruptcy protection.

Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including to other financial institutions because of concern about the stability of the financial markets and the strength of counterparties. It is difficult to predict how long these economic conditions will exist, which of our markets, products or other businesses will ultimately be affected, and whether management’s actions will effectively mitigate these external factors. Accordingly, the resulting lack of available credit, lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets and reduced business activity could materially and adversely affect the Camco’s business, financial condition and results of operations.

As a result of the challenges presented by economic conditions, we may face the following risks in connection with these events:

•	Inability of borrowers to make timely repayments of their loans, or decreases in value of real estate collateral securing the payment of such loans resulting in significant credit losses, which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results.

•	Increased regulation of the financial services industry, including heightened legal standards and regulatory requirements or expectations. Compliance with such regulation will likely increase costs and may limit Camco’s ability to pursue business opportunities.

•	Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions.

•	Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies, which may adversely affect the Camco’s ability to market our products and services.

•	Further increases in FDIC insurance premiums due to the market developments which have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that Camco will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The market price for Camco’s common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future, including:

•	announcements of developments related to our business;

•	fluctuations in our results of operations;

•	sales of substantial amounts of our securities into the marketplace;

•	general conditions in our markets or the worldwide economy;

•	a shortfall in revenues or earnings compared to securities analysts’ expectations;

•	changes in analysts’ recommendations or projections; and

•	our announcement of new acquisitions or other projects.

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

Increases in interest rates can affect the value of loans and other assets, including our ability to realize gains on the sale of assets. We originate loans for sale and for our portfolio. Increasing interest rates may reduce the volume of origination of loans for sale and consequently the volume of fee income we earn on such sales. Further, increasing interest rates may adversely affect the ability of borrowers to pay the principal or interest on loans and leases, resulting in an increase in non-performing assets and a reduction of income recognized.

In contrast, decreasing interest rates have the effect of causing clients to refinance mortgage loans faster than anticipated. This causes the value of assets related to the servicing rights on loans sold to be lower than originally anticipated. If this happens, we may need to write down the value of our servicing assets faster, which would accelerate our expense and lower our earnings.

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

Our ability to pay cash dividends is subject to prior FRB approval.

In March 2009, we entered into a memorandum of understanding (“MOU”) with the FRB that prohibits us from paying dividends without the FRB’s approval. We do not know how long this restriction will remain in place. Even if we are permitted to pay a dividend, we are dependent primarily upon the earnings of our operating subsidiaries for funds to pay dividends on our common shares. The payment of dividends by our subsidiaries is subject to certain regulatory restrictions. As a result, any payment of dividends in the future by Camco will be dependent, in large part, on our subsidiaries’ ability to satisfy these regulatory restrictions and our subsidiaries’ earnings, capital requirements, financial condition and other factors. Although our financial earnings and financial condition have allowed us to declare and pay periodic cash dividends to our stockholders, there can be no assurance that our dividend policy or size of dividend distribution will continue in the future.

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

Camco maintains an allowance for loan losses to provide for probable, inherent and incurred loan losses at each balance sheet date based on our analysis of the loan portfolio. Although we increased the allowance for loan losses substantially during 2008, there can be no assurance on the timing or amount of actual loan losses or that charge-offs in future periods will not exceed the allowance for loan losses. In addition, federal and state regulators periodically review Camco’s allowance for loan losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management. Any increase in the provision for loan losses would decrease Camco’s pretax and net income.

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

The following table provides the location of, and certain other information pertaining to, Camco’s office premises as of December 31, 2008, with dollars in thousands:

	Year Facility	Leased		Net
	Commenced	or		Book
Office Location	Operations	Owned		Value(1)

134 E. Court Street	1963	Owned	(2)	$576.0
Washington Court House, Ohio
1050 Washington Ave.	1996	Owned		483.8
Washington Court House, Ohio
1 N. Plum Street	1998	Owned		464.4
Germantown, Ohio
687 West Main Street	1998	Owned		59.1
New Lebanon, Ohio
2 East High Street	2004	Owned		541.1
London, Ohio
3002 Harrison Avenue	2000	Owned		1,214.4
Cincinnati, Ohio
1111 St. Gregory Street	2000	Leased	(3)	28.0
Cincinnati, Ohio
5071 Glencrossing Way	2000	Leased	(4)	16.3
Cincinnati, Ohio
126 S. 9th Street	1998	Owned		77.3
Cambridge, Ohio
226 Third Street	1976	Owned	(5)	552.5
Marietta, Ohio
1925 Washington Boulevard	1979	Owned		219.5
Belpre, Ohio
478 Pike Street	1998	Leased	(6)	513.6
Marietta, Ohio
814 Wheeling Avenue	1963	Owned		1,000.3
Cambridge, Ohio
327 E. 3rd Street	1975	Owned		63.1
Uhrichsville, Ohio
175 N. 11th Street	1981	Owned		322.5
Cambridge, Ohio
209 Seneca Avenue	1978	Leased	(7)	6.0
Byesville, Ohio

	Year Facility	Leased		Net
	Commenced	or		Book
Office Location	Operations	Owned		Value(1)

547 S. James Street	2002	Owned	(8)	369.9
Dover, Ohio
2497 Dixie Highway	2001	Owned		541.0
Ft. Mitchell, Kentucky
401-7 Pike Street	2001	Owned		86.6
Covington, Kentucky
7550 Dixie Highway	2001	Owned		425.6
Florence, Kentucky
3522 Dixie Highway	2001	Owned		26.4
Erlanger, Kentucky
6901 Glenn Highway	1999	Owned		1,148.5
Cambridge, Ohio
100 E. Wilson Bridge Road — Suite #105 & 110	2004	Leased	(9)	16.8
Worthington, Ohio
1500 Grand Central Ave.- Suite #102	2004	Leased	(10)	179.2
Vienna, West Virginia
123 Southgate Parkway	2005	Leased	(11)	52.4
Cambridge, Ohio
6360 Tylersville Road	2006	Leased	(12)	135.1
Mason, Ohio
1104 Eagleton Blvd.	2006	Leased	(13)	261.9
London, Ohio
828 Wheeling Avenue	2007	Leased	(14)	19.1
Cambridge, Ohio

(1)	Net book value amounts are for land, buildings, improvements and construction in progress.

(2)	The 134 E. Court Street facility also serves as the Camco Title — Washington Court House office.

(3)	The lease expires in October 2010.

(4)	The lease expires in November 2010.

(5)	The 226 Third Street facility also serves as the Camco Title — Marietta office.

(6)	The lease expires in November 2017. Advantage has the option to renew for two five-year terms. The lease is for land only.

(7)	The lease expires in September 2010. Advantage has the option to renew the lease for a five-year term.

(8)	The 547 S. James Street facility also serves as the Camco Title — Dover office.

(9)	The lease expires in April 2009.

(10)	The lease expires in October 2013. Advantage has the option to renew for three five-year terms.

(11)	The lease expires in June 2012. Advantage has the option to purchase at a cost of $120,000.

(12)	The lease expires in October 2016. Advantage has the option to renew the lease for two five-year terms.

(13)	The lease expires in May 2011. Advantage has the option to renew for three five-year terms.

(14)	The lease expires in June 2009. Advantage has the option to renew for three one-year terms. Advantage has the option to purchase at a cost of $185,000 with a 3% escalation.

Camco also owns furniture, fixtures and equipment. The net book value of Camco’s investment in office premises and equipment totaled $11.9 million at December 31, 2008. See Note E of Notes to Consolidated Financial Statements in Camco’s 2008 Annual Report to Stockholders, which is filed as Exhibit 13 to this Form 10-K and is herein incorporated by reference.

Item 3.	Legal Proceedings.

Neither Camco nor Advantage is presently engaged in any legal proceedings of a material nature. From time to time, Advantage is involved in legal proceedings to enforce its security interest in collateral taken as security for its loans.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Stock Information

At February 28, 2009, Camco had 7,155,595 shares of common stock with approximately 1,734 holders of record. Camco’s common stock is listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “CAFI.” The table below sets forth the high and low daily closing price for the common stock of Camco, together with the dividends declared per share of common stock, for each quarter of 2008 and 2007.

			Cash
			Dividends
	High	Low	Declared

Year ended December 31, 2008
Quarter ending:
December 31, 2008	$9.88	$2.17	$0.0375	*
September 30, 2008	11.75	9.12	0.0000	*
June 30, 2008	12.20	9.85	0.0750
March 31, 2008	11.26	8.93	0.1500
Year ended December 31, 2007
Quarter ending:
December 31, 2007	$13.50	$11.05	$0.1500
September 30, 2007	13.50	12.62	0.1500
June 30, 2007	12.80	12.10	0.1500
March 31, 2007	12.84	12.20	0.1500

* Beginning in the third quarter of 2008 the timing of dividends was modified to incorporate actual quarter end results prior to the declaration of dividends.

The Board of Directors declared the cash dividend for third quarter on October 13, 2008 and the dividend was paid on October 31, 2008. The fourth quarter dividend was declared on January 20, 2009.

See “Liquidity and Capital Resources” in Item 7 of this Form 10-K for discussion of restrictions that materially limit Camco’s ability to pay dividends.

Performance Graph

The following graph compares the cumulative total return on Camco’s common stock with the cumulative total return of an index of companies whose shares are traded on Nasdaq and the SNL All Bank & Thrift Index for the same period.

Camco Financial Corporation
Total Return Performance

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Camco Financial Corporation	100.00	93.06	89.71	82.94	75.32	22.56

NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72

SNL Bank and Thrift	100.00	111.98	113.74	132.90	101.34	58.28

On January 23, 2009, Camco awarded Mr. James E. Huston 50,000 shares of restricted stock in connection with his employment as Chief Executive Officer and President of Camco. The restricted stock vests over four years in equal installments of 12,500 shares each year, beginning on the first anniversary of the date of the restricted stock award. The restricted stock award was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Camco did not repurchase any stock during the fourth quarter of 2008.

Item 6.	Selected Consolidated Financial Data.

The following tables set forth certain information concerning the consolidated financial position and results of operations of Camco for the periods indicated. This selected consolidated financial data should be read in conjunction with the consolidated financial statements appearing elsewhere in this report.

Selected Consolidated Financial Data:(1)
As of December 31:	2008	2007	2006	2005	2004
	(In thousands)

Total amount of:
Assets	$1,000,446	$1,023,261	$1,048,216	$1,071,248	$1,065,823
Interest-bearing deposits in other financial institutions	35,272	5,432	12,673	11,299	17,045
Securities available for sale — at market	85,352	88,919	107,506	109,514	100,160
Securities held to maturity	13,406	2,769	3,449	4,176	8,269
Loans receivable — net(2)	758,826	815,271	821,818	841,737	829,713
Deposits	723,956	692,184	684,782	660,242	667,778
FHLB advances and other borrowings	183,833	220,981	257,139	307,223	295,310
Stockholders’ equity	71,700	88,634	91,092	90,763	89,321

Selected Consolidated Operating Data:(1)
For the Year Ended December 31:	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Total interest income	$56,783	$64,877	$62,689	$57,078	$52,948
Total interest expense	30,974	36,421	32,771	26,529	27,512
Net interest income	25,809	28,456	29,918	30,549	25,436
Provision for losses on loans	14,793	1,495	1,440	1,480	1,620
Net interest income after provision for losses on loans	11,016	26,961	28,478	29,069	23,816
Other income	3,708	6,588	5,033	6,584	7,082
Sale of branch deposits and premises, net	—	—	—	8	6,626
General, administrative and other expense	28,481	26,985	24,910	22,754	22,841
FHLB advance prepayment fees/Goodwill Impairment	6,683	—	—	—	18,879
Earnings (loss) before federal income taxes (credits)	(20,440)	6,266	8,601	12,907	(4,196)
Federal income taxes (credits)	(5,116)	1,765	2,727	4,141	(1,660)
Net earnings (loss)	$(15,324)	$4,501	$5,874	$8,766	$(2,536)
Earnings (loss) per share:
Basic	$(2.14)	$.61	$.78	$1.15	$(.34)
Diluted(3)	$(2.14)	$.61	$.78	$1.15	N/A
Dividends declared per share	$.2625	$.6000	$.6000	$.5800	$.5800

Return on average assets(4)	(1.50)%	0.43%	0.55%	0.82%	(0.24)%
Return on average equity(4)	(17.93)	4.98	6.46	9.73	(2.79)
Average equity to average assets(4)	8.34	8.67	8.58	8.43	8.64
Dividend payout ratio(5)	N/A (6)	98.36	76.92	50.43	N/A (6)

(1)	The information as of December 31, 2004 reflects the acquisition of London Financial Corporation. This combination was accounted for using the purchase method of accounting. All items are net of tax except for goodwill impairment which was tax effected at time of acquisitions.

(2)	Includes loans held for sale. Prior-period financial statements were reclassified to conform to the current period’s presentation.

(3)	Represents a pro-forma presentation based upon net earnings from operations divided by weighted-average basic and diluted shares outstanding. For 2008, diluted earnings per share from operations are based on 7,155,595 due to the recorded loss.

(4)	Ratios are based upon the mathematical average of the balances at the end of each month.

(5)	Represents dividends per share divided by basic earnings per share.

(6)	Not meaningful.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Since its incorporation in 1970, Camco Financial Corporation (“Camco” or the “Corporation”) has evolved into a full-service provider of financial products through its subsidiaries, Advantage Bank (“Advantage or “Bank”) and Camco Title Agency. Utilizing a common marketing theme based on Camco’s commitment to personalized customer service, Camco has grown from $22.8 million of consolidated assets in 1970 to $1.0 billion of consolidated assets at December 31, 2008. Camco’s rate of growth is largely attributable to its acquisitions and its continued expansion of product lines from the limited deposit and loan offerings which the Bank could offer in the heavily regulated environment of the 1970s to the wider array of financial service products that commercial banks traditionally offer. Additionally, Camco has enhanced its operational growth, to a lesser extent, by chartering a title insurance agency.

Management believes that continued success in the financial services industry will be achieved by those institutions with a rigorous dedication to building value-added customer-oriented organizations. Toward this end, each of the Bank’s regions has the ability to make local decisions for customer contacts and services, however back-office operations are consolidated and centralized. Based on consumer and business preferences, the Bank’s management designs financial service products with a view towards differentiating each of the constituent regions from its competition. Management believes that the Bank regions’ ability to rapidly adapt to consumer and business needs and preferences is essential to them as community-based financial institutions competing against the larger regional and money-center bank holding companies.

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

Overview.

During 2008, the economic environment for financial services companies continued to be disruptive and challenging. We continued to execute our long-term strategic plan to diversify the balance sheet by increasing our commercial, commercial real estate and consumer loan portfolios and improve our funding mix by reducing borrowings and increasing transaction-based deposits. The following table summarizes our progress:

	2008		2007
	Balance	Mix	Balance	Mix
	(Dollars in thousands)

Loans
Residential real estate and multifamily	$441,369	58%	$476,020	58%
Nonresidential real estate and commercial	169,950	22	167,988	20
Home equity lines of credit and consumer	129,618	16	128,874	15
Construction	31,097	4	45,677	5
Deposits
Checking accounts	$124,725	17%	$126,887	18%
Money market and savings	146,587	20	148,703	22
Certificates	452,644	63	416,594	60
Federal Home Loan Bank advances	$167,106		$199,064

We have found that deposit growth continues to be challenging. Competition for deposits continues to put pressure on marginal funding costs, despite falling market rates in 2008. During fiscal 2008, we were able to increase deposits 4.6%. However, the majority of the growth was certificates of deposit of which $18.0 million related to brokered deposits. The brokered deposits were attained to counter the reduction in borrowing capacity and to ensure we had access to funding in case we encountered significant losses or liquidity demands, and reduced borrowings further. This strategy was defensive and had a negative impact on earnings as funds in excess of our borrowing reductions were not all deployed into loans or securities.

The real estate market in the Midwest continues to create a very challenging environment for most financial institutions. Bankruptcies, foreclosures and unemployment have continued to rise in Ohio. We are working diligently to manage delinquencies and work with our loan customers in order to reduce losses for them, as well as our company. The total loan portfolio decreased $55.5 million for the full year of 2008 as we tightened credit standards and became more selective in underwriting new loans, which reduced new loan production coupled with the volatile market conditions and the current economic environment.

Nonperforming loans increased to $53.5 million at the end of 2008 compared to $24.0 million at the end of 2007. We continued to see increases in nonperforming loans secured by residential real estate, but saw significant increases in nonperforming commercial real estate and land development loans. We continue to deal with the economic challenges in our markets, through our loan charge-offs and provision for loan losses as we recognize the results of these current economic conditions. Net charge offs totaled $5.7 million during 2008, we continue to aggressively work with borrowers to mitigate additional losses.

We believe we are taking significant steps forward in managing our operational efficiency. We are continuing our focus on improving noninterest income and controlling noninterest expense by exiting unprofitable lines of business and refining our operations. We continue to analyze new products to deepen relationships with our customers and improve the structure of our balance sheet.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and this annual report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), as amended, which can be identified by the use of forward-looking terminology, such as may, might, could, would, believe, expect, intend, plan, seek, anticipate, estimate, project or continue or the negative thereof or comparable terminology. All statements other than statements of historical fact included in this document regarding our outlook, financial position and results of operation, liquidity, capital resources and interest rate sensitivity are forward-looking statements. These forward-looking statements also include, but are not limited to:

•	anticipated changes in industry conditions created by state and federal legislation and regulations;

•	anticipated changes in general interest rates and the impact of future interest rate changes on our profitability, capital adequacy and the fair value of our financial assets and liabilities;

•	retention of our existing customer base and our ability to attract new customers;

•	the development of new products and services and their success in the marketplace;

•	the adequacy of the allowance for loan losses; and,

•	statements regarding our anticipated loan and deposit account growth, expense levels, liquidity and capital resources and projections of earnings.

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

Critical Accounting Policies

This MD&A, as well as disclosures found elsewhere in this annual report, are based upon Camco’s consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires Camco to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under US GAAP.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of mortgage servicing rights and goodwill impairment. Actual results could differ from those estimates.

Allowance for Loan Losses.  The procedures for assessing the adequacy of the allowance for loan losses reflect our evaluation of credit risk after careful consideration and interpretation of relevant information available to us. In developing this assessment, we must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

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

Mortgage Servicing Rights.  To determine the fair value of our mortgage servicing rights (“MSRs”) each reporting quarter, we transmit information to a third party provider who assists us with determining the possible impairment of MSRs, as described below.

Servicing assets are recognized as separate assets when loans are sold with servicing retained. A pooling methodology to the servicing valuation, in which loans with similar characteristics are “pooled” together, is applied for valuation purposes. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, interest earned on float, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. The interest rate for float, which we estimate, takes into consideration the investment portfolio average yield as well as current short duration investment yields. We believe this methodology provides a reasonable estimate. Mortgage loan prepayment speeds are calculated by the third party provider utilizing industry standards in estimating prepayment speeds and provides a specific scenario with each evaluation. Based on the assumptions discussed, pre-tax projections are prepared for each pool of loans serviced. These earning figures approximate the cash flow that could be received from the servicing portfolio. Valuation results are presented quarterly to management. At that time, we review the information and MSRs are marked to the lower of amortized cost or fair value for the current quarter.

Goodwill.  We have developed procedures to test goodwill for impairment on an annual basis using June 30 financial information. This testing procedure is performed with the assistance of a third party that evaluates possible impairment based on the following:

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

After each testing period, the third party compiles a summary of the test that is then provided to the Audit and Risk Management Committee of the Board of Directors for review. As of the most recent testing date, September 30, 2008, and utilizing subsequent events through December 21, 2008, the fair value of the reporting unit was considered fully impaired and goodwill was written off as of December 31, 2008.

Summary.  We believe the accounting estimates related to the allowance for loan losses, the capitalization, amortization, and valuation of mortgage servicing rights and the goodwill impairment test are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period because they require us to make assumptions concerning the changes in the types and volumes of the portfolios, rates of future prepayments, and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on Camco’s assets reported on the balance sheet as well as its net earnings. Management has discussed the development and selection of these critical accounting estimates with the Audit and Risk Management Committee of the Board of Directors and they have reviewed Camco’s disclosures relating to such matters in this MD&A.

Discussion of Financial Condition Changes from December 31, 2007 to December 31, 2008

At December 31, 2008, Camco’s consolidated assets totaled $1.0 billion, a decrease of $22.8 million, or 2.2%, from the December 31, 2007 total. The decrease in total assets was comprised primarily of decreases in loans receivable offset partially by the increase in securities and cash and cash equivalents. We expect total asset growth to be limited in the near term as the unemployment rates continue to rise and the economy continues to struggle. Further deterioration of the residential loan market in the Midwest may result in a shift in the loan portfolio toward commercial and consumer loans. The current decrease in loan rates may contribute to additional profits relating to the sale of fixed rate loans. Future growth in deposits would most likely be used to reduce outstanding borrowings and brokered deposits. We continue to believe that the distressed economic environment is expected to continue the reduction in the demand for new loan growth in 2009.

Cash and interest-bearing deposits in other financial institutions totaled $52.3 million at December 31, 2008 an increase of $29.3 million, or 127.3%, from December 31, 2007 levels. This increase is reflective of our decision to improve our liquidity position in 2008. Securities totaled $98.8 million at December 31, 2008, an increase of $7.1 million, or 7.7%, from the total at December 31, 2007. Investment security purchases totaled $74.3 million, principal repayments totaling $64.5 million, sales of $4.3 million and an increase in the fair market value of securities available for sale of $1.5 million. The yield on securities purchased during the period was 3.37%.

Approximately 57.0% of the portfolio is expected to mature or prepay during 2009. We have kept the duration and average life of the securities portfolio very short in order to provide liquidity and to reduce borrowings, when available.

At December 31, 2008, other than $641,000 of municipal bonds, all of our debt securities were issued and guaranteed by US Government sponsored enterprises such as Freddie Mac, Fannie Mae, Ginnie Mae and the Federal Home Loan Banks. We held no private-label mortgage-backed securities or collateralized debt obligations.

Loans receivable and loans held for sale totaled $758.8 million at December 31, 2008, a decrease of $56.4 million, or 6.9%, from the total at December 31, 2007. The decrease resulted primarily from repayments of $229.3 million and loan sales of $45.3 million, partially offset by loan disbursements and purchases totaling $242.6 million coupled with the increased provision relating to our allowance for loan and leases. Loan origination volume, including purchases of loans, was less than that of the comparable 2007 period by $55.7 million, or 18.7%, while the volume of loan sales decreased by $4.6 million year to year. The number of loans originated for sale in the secondary market continued to decline as unprecedented disruptions in the residential real estate market significantly slowed home sales and new home construction. Instead of selling adjustable rate loans, we have typically held adjustable-rate mortgage loans for investment as an integral part of our strategy to manage interest rate risk.

Loan originations during the 12 month period were comprised primarily of $128.8 million in commercial loans, $61.4 million of loans secured by one- to four-family residential real estate and $52.4 million in consumer and other loans. Our intent is to continue to expand consumer and commercial real estate lending in future periods as a means of increasing the yield on our loan portfolio and continue with our strategic plan of moving to a more “bank” like institution. In the near term, however, lending volumes of acceptable risk have diminished somewhat due to a slowing economy and loan repayments have been used to reduce borrowings and build liquidity.

During the fourth quarter of 2008, the yield on loans was 6.31%, and the portfolio mix continued to shift to higher yielding consumer and commercial loans. This shift is partially offsetting lower effective rates in the loan portfolio during 2008 due to rapidly falling interest rates, primarily the Prime rate. At December 31, 2008, approximately 14% of our loan portfolio had interest rates tied to the Prime rate and 31.3% of our loan portfolio was fixed rate. Loan portfolio balances fell $56.4 million, or 6.9% during the year with conventional mortgage loans comprising 4.3% of this decrease. The overall loan portfolio decreased for the full year of 2008 as we continued to tighten credit standards and became more selective in underwriting new loans, which significantly reduced new loan production coupled with economic challenges in our markets, particularly in the market for residential real estate.

The allowance for loan losses totaled $15.7 million and $6.6 million at December 31, 2008 and 2007, respectively, representing 29.4% and 26.0% of nonperforming loans at those dates. Nonperforming loans (three months or more delinquent plus nonaccrual loans) totaled $53.5 million and $25.5 million at December 31, 2008 and 2007, respectively, constituting 7.05% and 3.13% of total net loans, including loans held for sale, at those dates. Net charge-offs totaled $5.7 million for 2008 and were comprised mainly of 1-4 family loans and construction and commercial and industrial loans.

The following table details delinquent and nonaccrual loans at December 31, 2008 and 2007:

	December 31,			December 31,
	2008			2007
	30-89	90+ Days		30-89	90+ Days
	Days	Delinquent,		Days	Delinquent,
	Delinquent	Accruing	Nonaccrual	Delinquent	Accruing	Nonaccrual
	(In thousands)

Construction/Development	$253	$—	$8,603	$11	$—	$5,568
HELOC and second mortgage	2,434	—	4,962	1,152	—	1,026
1-4 Family	6,419	44	17,203	6,652	1,520	8,310
Multifamily	30	—	3,139	—	—	871
Commercial	759	—	19,450	2,036	—	7,603
Consumer and other	89	—	127	2,561	—	617

Total	$9,984	$44	$53,484	$12,412	$1,520	$23,995

Although we believe that the allowance for loan losses at December 31, 2008 is adequate to cover probable, incurred losses inherent in the loan portfolio at that date based upon the available facts and circumstances, there can be no assurance that additions to the allowance for loan losses will not be necessary in future periods, which could adversely affect our results of operations. Unemployment rates in our markets, and Ohio in general, are higher than the national average. Ohio was registered the nation’s seventh-highest state foreclosure rate in 2008. Additionally,

Ohio is experiencing declining values of residential real estate. However, Ohio in general has not experienced significant increases in home values over the past five years like many regions in the U.S., which should comparatively mitigate losses on loans. Nonetheless, these factors, compounded by a very uncertain national economic outlook, may continue to increase the level of future losses beyond our current expectations.

Deposits totaled $724.0 million at December 31, 2008 an increase of $31.8 million, or 4.6% from December 31, 2007. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at December 31, 2008, and December 31, 2007:

	December 31,		December 31,
	2008		2007		Change
	Balance	Rate	Balance	Rate	Balance	Rate
	(In thousands)

Noninterest-bearing demand	$37,526	0.00%	$35,755	0.00%	$1,771	0.00%
Interest-bearing demand	87,199	0.91	91,132	1.57	(3,933)	(0.66)
Money market	112,749	1.35	111,740	3.57	1,009	(2.22)
Savings	33,838	.26	36,963	0.27	(3,125)	(0.01)
Certificates of deposit — retail	413,134	3.75	395,016	4.78	18,118	(1.03)
Certificates of deposit — brokered	39,510	4.23	21,578	5.09	17,932	(0.86)

Total deposits	$723,956	2.71%	$692,184	3.52%	$31,772	(0.81)%

The increase in certificates of deposits was due to increases in brokered deposits which were used to reduce borrowings and improve the Bank’s liquidity position. However, we acknowledge that brokered deposits are not core, franchise-enhancing deposits, and we do not intend to stray from our strategy of improving the long-term funding mix of the Bank’s deposit portfolio by aggregating small business, commercial and retail checking accounts. We have implemented a number of organizational and product development initiatives including a new suite of commercial and small business checking accounts, enhancements to our online business cash management system, and the launch of remote deposit capture solution.

The increase in retail certificates of deposits is due to customers showing preference toward higher yielding interest rates. We have reduced the rates offered on our money markets in 2008 due to the prime rate decreasing. We also believe that if we are able to maintain the certificates of deposit maturing in 2009 the decreased rates will help to further reduce our cost of funds. To reduce interest rate risk over the long term, we will increase our efforts to lengthen the duration of our deposit structure and our FHLB borrowings.

We anticipate using brokered deposits in early 2009 in order to improve the Bank’s liquidity position. However, we acknowledge that brokered deposits are not core, franchise-enhancing deposits, and we do not intend to stray from our strategy of improving the long-term funding mix of the Bank’s deposit portfolio by aggregating small business, commercial and retail checking accounts. To that end, we will continue our initiatives of increasing our commercial and small business checking accounts, enhancements to our online business cash management system, and the launch of a remote deposit capture solution. We believe these products will help us be more competitive for business checking accounts. See “Liquidity and Capital Resources” in this MD&A for further discussion on our deposit strategy and additional liquidity risks.

Advances from the FHLB and other borrowings decreased by $37.1 million, or 16.8%, to a total of $183.8 million at December 31, 2008. We were able to reduce borrowings as a result of the increased deposits of $31.8 million and a net decrease in the loan portfolio of $56.2 million these decreases also gave us the ability to increase cash balances at December 31, 2008 by $29.3 million to improve the bank’s liquidity position. We plan to continue to reduce FHLB advances further when possible in 2009.

Stockholders’ equity totaled $71.7 million at December 31, 2008, a decrease of $16.9 million, or 19.1% from December 31, 2007. The decrease resulted primarily from a net loss of $15.3 million, dividends of $1.9 million and an adjustment to retained earnings for the adoption of a new accounting standard regarding split dollar life insurance benefits totaling $832,000. In addition, decreasing interest rates increased the fair value of our investments securities, which resulted in a decrease in unrealized losses on available for sale securities, net of tax, of $1.0 million.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At December 31, 2008, the regulatory capital of the Bank exceeded all regulatory capital requirements.

Comparison of Results of Operations for the Years Ended December 31, 2008 and December 31, 2007

General.  Camco’s net loss for the year ended December 31, 2008, totaled $15.3 million, a decrease of $19.8 million, or 440.5%, from the $4.5 million of net income reported in 2007. The decrease in earnings was primarily due to the additional $13.3 million in the provision for loan losses, coupled with a $6.7 million in goodwill impairment charges, impairment of $2.6 million in mortgage servicing rights, $1.0 million relating to write down of real estate owned and $628,000 expenses relating to the termination of the First Place Financial Corporation merger which was offset partially by a $6.9 million decrease in the provision for federal taxes.

Net Interest Income.  Net interest income for the year ended December 31, 2008, amounted to $25.8 million, a decrease of $2.6 million, or 9.3%, compared to 2007, generally reflecting the effects of a $27.0 million decrease in the average balance of interest earning assets. Net interest margin fell to 2.77% for the twelve months ending December 31, 2008 compared to 2.97% for the comparable period in 2007. The compression in net interest margin during the 2008 period, compared to the same period of 2007, was due, nearly equally, to a lower volume of interest-earning assets and a lower yield on those assets offset partially by lower cost of interest-bearing liabilities in the 2008 period.

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

Interest income on loans totaled $50.4 million for the year ended December 31, 2008, a decrease of $7.5 million, or 13.0%, from the comparable 2007 total. The decrease resulted primarily from a 52 basis point decrease in the average yield, from 7.10% in 2007, to 6.58% in 2008, coupled with a $49.4 million, or 6.1%, decrease in the average balance of loans outstanding year to year. Interest income on securities totaled $4.4 million for the year ended December 31, 2008, a $226,000, or 4.9%, decrease from the 2007 period. The decrease was due primarily to a $5.8 million, or 5.5%, decrease in the average balance outstanding, partially offset by a 3 basis point increase in the average yield, to 4.45% in 2008. Interest income on FHLB stock decreased by $359,000, or 18.9%, due primarily to a 137 basis point decrease in the average yield, to 5.23% in 2008 offset partially by a $623,000 increase in the average balance outstanding year to year. Interest income on other interest-bearing deposits was the same from year to year which included a 415 basis point decrease in the average yield to 1.21% in 2008 offset by a $27.6 million, or 342.9% decrease in the average outstanding balance year to year.

Interest expense on deposits totaled $22.7 million for the year ended December 31, 2008, a decrease of $2.7 million, or 10.6%, compared to the year ended December 31, 2007, due primarily to a 59 basis point decrease in the average cost of deposits, to 3.31% for 2008, offset partially by a $33.4 million, or 5.1%, increase in the average balance of interest-bearing deposits outstanding year to year. Interest expense on borrowings totaled $8.2 million for the year ended December 31, 2008, a decrease of $2.7 million, or 25.0%, from 2007. The decrease resulted primarily from a $55.3 million, or 22.2%, decrease in the average balance outstanding year to year coupled with a 16 basis point decrease in the average rate to 4.24% in 2008.

Approximately $289.0 million, or 63.8%, of our certificate deposit portfolio will mature during 2009. While this presents an opportunity, to continue to reduce our cost of funds since, these deposits are re-pricing in a generally lower interest rate environment we continue to experience competition for deposits in our market areas, which is limiting our ability to quickly reduce the marginal cost of deposits to a level reflective of the general rate environment. Continued decreases in the Prime rate has compressed our net interest margin due to the lag in re-pricing between our loan and deposit portfolios. At the same time, the loan portfolio has not grown to offset these tighter spreads. As noted earlier, we plan to continue to diversify the loan portfolio by encouraging growth in commercial and consumer loan balances. This strategy should slow net interest margin compression as these types of loans are normally higher-yielding assets than conventional mortgage loans and investment securities.

Provision for Losses on Loans.  A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectability of the Bank’s loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $14.8 million for the year ended December 31, 2008, an increase of $13.3 million, from the provision recorded in 2007. The increase in provision was due to economic conditions relating to higher unemployment statistics, increasing foreclosures in Ohio and increased charge offs which was coupled with increased classified assets.

Other Income.  Other income totaled $3.7 million for the year ended December 31, 2008, a decrease of $2.9 million, or 43.7%, compared to 2007. The decrease in other income was primarily attributable to a $2.6 million decrease in the value of our mortgage servicing rights coupled with a $293,000 decrease in title fee and rent and other income.

The decrease in mortgage servicing rights was due to increased volatility in the market, which in turn increased the prepayment speeds utilized to value the portfolio. At December 31, 2008, we serviced $497.4 million of one-to-four family residential mortgage loans for others, primarily Freddie Mac and Fannie Mae, which declined from $516.0 million at December 31, 2007.

The decrease in rent and other income for 2008 was due to a decrease in loan prepayment penalties of $187,000 coupled with decreased income from our title insurance agency which fell $173,000 in 2008 due to the significant slowdown in home sales and related mortgage loan volume.

General, Administrative and Other Expense.  General, administrative and other expense totaled $35.2 million for the year ended December 31, 2008, an increase of $7.9 million, or 28.9%, compared to 2007. The increase was due primarily to a $6.7 million impairment charge taken on goodwill coupled with the write down of real estate owned properties of $1.0 million and $628,000 in merger and acquisition related charges. Core noninterest expense excluding merger and goodwill impairment charges totaled $27.9 million for the year ended December 31, 2008, an increase of $570,000 or 2.1% increase. The increase in core non-interest expense was primarily due to increased FDIC premiums and the write down of real estate owned which were partially offset by decreases in advertising, supplies, travel and training and loan and deposit expenses.

The goodwill impairment charge is reflective of the most recent testing valuation as of September 30, 2008, and utilizing subsequent events through December 21, 2008, which indicated the fair value of the reporting unit was fully impaired as of December 31, 2008.

The increase in FDIC premiums resulted from increases in premium rates and deposit balances along with the decreased credits issuances in 2008 relating to the reorganization of the Deposit Insurance Fund assessment of premiums by the Federal Deposit Insurance Corporation.

The increase in real estate owned and other expense is reflective of falling real estate values that negatively impacted our portfolio value and caused a write down to fair market value coupled with additional properties taken in to real estate owned due to foreclosures in 2008. Approximately one of every 448 households in Ohio were in foreclosure at December 31, 2008. Additionally, as noted earlier, home values in Ohio have continued to decline from previous levels. These factors, compounded by an uncertain economic outlook and increasing unemployment, may result in continued expenses in 2009. This was coupled with additional costs relating to bank paid PMI insurance linked to a new product offering in 2008.

While advertising, supplies and travel and training expenses have decreased, it is not foreseeable that they will continue to be at these lower levels due to much of the decrease was related to the announced merger with First Place that was terminated November 2008.

Federal Income Taxes.  The benefit for Federal income taxes totaled $5.1 million for the year ended December 31, 2008, a decrease of $6.9 million, compared to the provision recorded in 2007. The effective tax rates amounted to 25.0% and 28.2% for the years ended December 31, 2008 and 2007, respectively. The decrease in federal income tax expense was primarily attributable to a $26.7 million decrease in pre-tax earnings. Tax credits related to our investment in affordable housing partnerships totaled $198,000 in 2008, additionally the tax-exempt character of earnings on bank-owned life insurance supplements the difference between the effective rate of tax benefits and the statutory corporate tax rate for the years ended December 31, 2008 and 2007.

Comparison of Results of Operations for the Years Ended December 31, 2007 and December 31, 2006

General.  Camco’s net earnings for the year ended December 31, 2007, totaled $4.5 million, a decrease of $1.4 million, or 23.4%, from the $5.9 million of net income reported in 2006. The decrease in earnings was primarily due to the increase of $2.3 million in general, administrative and other expenses coupled with the decrease of $776,000 in net interest income which was offset partially by an $888,000 increase in other income and a $866,000 decrease in the provision for federal taxes.

Net Interest Income.  Net interest income for the year ended December 31, 2007, amounted to $28.5 million, a decrease of $776,000, or 2.7%, compared to 2006, generally reflecting the effects of an increase of 51 basis points in the cost of funds. This was offset partially by a $26.1 million decrease in the average balance of interest bearing liabilities coupled with an increase of 47 basis points in the average yield, on interest earning assets, from 6.31% in 2006 to 6.78% in 2007, offset partially by a $23.1 million decrease in the average balance of interest-earning assets outstanding year to year.

The increase in the yield on assets resulted from a higher rate environment during most of 2007, compared to 2006, liabilities and a shift in the loan portfolio composition from conventional single family residential loans to higher-yielding commercial and consumer loans. Additionally, loans comprised 85.3% and 84.2% of interest-earning assets in 2007 and 2006, respectively.

Interest income on loans totaled $58.0 million for the year ended December 31, 2007, an increase of $2.9 million, or 5.0%, from the comparable 2006 total. The increase resulted primarily from a 43 basis point increase in the average yield, from 6.67% in 2006, to 7.10% in 2007, offset partially by a $9.3 million, or 1.1%, decrease in the average balance of loans outstanding year to year. Additionally, we decided in the first quarter of 2006 to discontinue the accrual of late charges on commercial loans and recognize late charges as income when collected. This decision resulted in a decrease in other income of $166,000 for the 2006 period. Interest income on securities totaled $4.6 million for the year ended December 31, 2007, a $48,000, or 1.0%, decrease from the 2006 period. The decrease was due primarily to an $8.6 million, or 7.7%, decrease in the average balance outstanding, partially offset by a 30 basis point increase in the average yield, to 4.42% in 2007. Interest income on FHLB stock increased by $284,000, or 17.6%, due primarily to an 80 basis point increase in the average yield, to 6.60% in 2007 coupled with a $945,000 increase in the average balance outstanding year to year. Interest income on other interest-bearing deposits and other decreased by $319,000, or 42.5%, due primarily to a $6.2 million, or 43.4% decrease in the average outstanding year to year offset partially by a 8 basis points increase in the average yield, to 5.36% in 2007.

Interest expense on deposits totaled $25.4 million for the year ended December 31, 2007, an increase of $4.2 million, or 19.7%, compared to the year ended December 31, 2006, due primarily to an 61 basis point increase in the average cost of deposits, to 3.9% for 2007, coupled with a $6.4 million, or 1.0%, increase in the average balance of interest-bearing deposits outstanding year to year. Interest expense on borrowings totaled $11.0 million for the year ended December 31, 2007, a decrease of $531,000, or 4.6%, from 2006. The decrease resulted primarily from a $32.5 million, or 11.5%, decrease in the average balance outstanding year to year offset partially by a 32 basis point increase in the average rate to 4.40% in 2007.

At December 31, 2007 approximately $303.1 million, or 73.3%, of our certificate of deposit portfolio was scheduled to mature during 2008. While this presented an opportunity to reduce our cost of funds since these deposits were re-pricing in a generally lower interest rate environment, we continue to experience strong competition for deposits in our market areas, which has limited our ability to quickly reduce the marginal cost of deposits to a level reflective of the general rate environment at the end of 2007. Decreases in the Prime rate continued to compress our net interest margin due to the lag in re-pricing between our loan and deposit portfolios, at least in the first half of 2008. At the same time, the loan portfolio has not grown at a fast enough pace to offset these tighter spreads.

Provision for Losses on Loans.  A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectability of the Bank’s loan portfolio. Based upon an analysis of these factors, management recorded a provision for losses on loans totaling $1.5 million for the year ended December 31, 2007, an increase of $55,000, or 3.8%, from the provision recorded in 2006.

Other Income.  Other income totaled $6.6 million for the year ended December 31, 2007, an increase of $888,000, or 15.6%, compared to 2006. The increase in other income was primarily attributable to a $481,000 decrease in the net amortization of mortgage servicing rights, a $385,000 increase in service charges and other fees on deposits.

In fourth quarter of 2006, we updated some of the assumptions used in estimating the value of capitalized mortgage servicing rights. We reduced the estimated cost to service a loan and we reduced the estimated ancillary income to be earned per loan. As a result, we recorded impairment on capitalized mortgage servicing rights in 2006. Excluding the 2006 impairment, amortization increased $49,000 and income from new servicing rights decreased $24,000 during 2007.

The increase in service charges and other fees on deposits was primarily due to increased service, overdraft and non-sufficient fund fees and more checking accounts in 2007. Initiatives to increase fee collection and improve the Company’s current fee structure are being implemented to place more emphasis on this vital revenue stream.

Changes in rent and other income in 2007 was due to an increase in loan prepayment penalties of $171,000 and an increase in surcharge and interchange income from automated teller machine (ATM) activity of $137,000. Other income from our title insurance agency fell $47,000 in 2007 due to the significant slowdown in home sales and related mortgage loan volume.

At December 31, 2007, we serviced $516.0 million of one-to-four family residential mortgage loans for others, primarily Freddie Mac and Fannie Mae, which declined from $536.0 million at December 31, 2006. As a result of this shrinking servicing portfolio, loan servicing income decreased $37,000 in 2007.

General, Administrative and Other Expense.  General, administrative and other expense totaled $27.3 million for the year ended December 31, 2007, an increase of $2.3 million, or 9.2%, compared to 2006. The increase was due primarily to a $619,000, or 4.9%, increase in employee compensation and benefits and a $282,000, or 8.9%, increase in occupancy and equipment. Real estate owned and other expenses increased $792,000, or 222.5% and loan and expenses increased 279,000, or 23.9%.

The increase in employee compensation and benefits is due to several key hires within mid-management of the Corporation, including commercial lenders. Loan collection staff was hired in 2007 to improve our monitoring and collection of delinquent loans. The Company has launched two banking offices since the third quarter of 2006, which increased personnel expenses in 2007. We combined two of our retail banking regions and closed two loan production offices in the third quarter of 2007. While these closings are expected to decrease compensation expense in the future, one-time severance costs related to closings totaled $181,000 in 2007. These increases were offset partially by the adjustment of a post-retirement accrual due to the departure of a member of senior management in June 2007.

The occupancy and equipment expense increase is primarily due to the opening of two banking offices located in Mason and London, Ohio. Advertising is also higher in 2007 as a result of the banking office launches coupled with new deposit products and direct mail campaigns. Management has undertaken a branch merchandising program to standardize and improve the look and feel, and ultimately the sales process in the Bank’s offices. The increase in deposit expenses was primarily due to correspondent bank service charges and transaction account expenses.

While expenses have increased due to the addition of a number of revenue producing positions and the opening of two banking offices, we believe these investments in personnel and property are imperative to Camco’s growth strategy. However, when new banking offices are opened, some time is needed to absorb the cost and create more revenue in these new markets.

Data processing expense is lower in 2007 as the Bank underwent a core processing conversion in 2006. We have also implemented cost saving initiatives in our telecommunications and information technology services.

The increase in loan expenses was primarily due to a charge of $174,000 taken during 2007 related to the repurchase of $1.3 million of residential real estate loans and a $98,000 increase in insurance premiums for private mortgage and collateral loss insurance on our mortgage and home equity loans. The increase in real estate owned and other expenses was due to higher levels of foreclosures in 2007, which increased maintenance expenses on those properties and due to write-downs of real estate owned coupled with the net loss on real estate acquired through foreclosure can be attributed primarily to a $334,000 loss on a single commercial property that secured a loan to which we were a participant. We were unable to directly control the actions of the bank that originated the loan and subsequently executed a sale of that property. Excluding this single event, we realized a net gain on the sale of foreclosed real estate of $37,000 in 2007. This reflects the diligence of our Credit Administration team to mitigate losses on foreclosures. However, approximately 1.8% of the households in Ohio were in foreclosure at December 31, 2007, an increase of 64% from December 31, 2006. Additionally, as noted earlier, home values in Ohio are declining from 2006 levels. These factors, compounded by an uncertain economic outlook and increasing unemployment, may result in higher losses on real estate acquired through foreclosure in 2008 and beyond.

We also commenced the amortization of our investment in affordable housing partnerships. We receive tax credits and other tax benefits through our investment in these partnerships.

Federal Income Taxes.  Federal income tax totaled $1.8 million for the year ended December 31, 2007, a decrease of $962,000, or 35.3%, compared to the provision recorded in 2006. The effective tax rates amounted to 28.2% and 31.7% for the years ended December 31, 2007 and 2006, respectively. The decrease in federal income tax expense was primarily attributable to a $2.3 million, or 27.2%, decrease in pre-tax earnings. Tax credits related to our investment in affordable housing partnerships totaled $110,000 in 2007. We did not record tax credits in 2006. The tax-exempt character of earnings on bank-owned life insurance is the principal difference between the effective rate of tax expense and the statutory corporate tax rate for the years ended December 31, 2007 and 2006.

AVERAGE BALANCE, YIELD, RATE AND VOLUME DATA

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. Balances are based on the average of month-end balances which, in the opinion of management, do not differ materially from daily balances. Some items in the prior-year financial statements were reclassified to conform to the current year’s presentation, including the reclassification of nonaccrual loans, mortgage servicing rights and the allowance for loan losses from Loans receivable to Noninterest-earning assets.

	Year Ended December 31,
	2008			2007			2006
	Average	Interest	Avg	Average	Interest		Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Avgyield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
				(Dollars in thousands)

Interest-earning assets:
Loans receivable(1)	$767,202	$50,446	6.58%	$816,637	$57,955	7.10%	$825,915	$55,088	6.67%
Securities(2)	98,212	4,369	4.45%	103,962	4,595	4.42%	112,584	4,643	4.12%
FHLB Stock	29,345	1,536	5.23%	28,722	1,895	6.60%	27,777	1,611	5.80%
Interest-bearing deposits and other	35,610	432	1.21%	8,041	432	5.36%	14,211	751	5.28%

Total interest-earning assets	930,369	56,783	6.10%	957,362	64,877	6.78%	980,487	62,093	6.31%
Noninterest-earning assets(3)	94,220			87,949			81,151

Total Average Assets	$1,024,597			$1,045,311			$1,061,638

Interest-bearing liabilities:
Deposits	$686,116	$22,728	3.31%	$652,711	$25,429	3.90%	$646,269	$21,248	3.29%
FHLB advances and other	194,458	8,246	4.24%	249,793	10,992	4.40%	282,325	11,523	4.08%

Total interest-bearing liabilities	880,574	30,974	3.52%	902,504	36,421	4.04%	928,594	32,771	3.53%
Noninterest-bearing deposits	37,918			35,919			30,163
Noninterest-bearing liabilities	20,619			16,418			11,991

Total Average Liabilities	939,111			954,841			970,748
Total Average Shareholders’ equity	85,486			90,470			90,890

Net interest income/Interest rate spread	$1,024,597	$25,809	2.58%	$1,045,311	$28,456	2.74%	$1,061,638	$29,322	2.78%

Net interest margin(4)			2.77%			2.97%			2.99%
Average interest-earning assets to average interest-bearing liabilities			105.65%			106.08%			105.59%

(1)	Includes loans held for sale. Loan fees are immaterial.

(2)	Includes securities designated as available for sale

(3)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses

(4)	Net interest income as a percent of average interest-earning assets

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

	2008			2007
	Increase/(Decrease) Due to			Increase/(Decrease) due to
Year Ended December 31	Volume	Rate	Total	Volume	Rate	Total
			(In thousands)

Interest income attributable to:
Loans receivable(1)	$(3,391)	$(4,118)	$(7,509)	$(607)	$3,291	$2,684
Securities	(257)	31	(226)	(649)	594	(55)
Interest-bearing deposits and other	42	(401)	(359)	(357)	356	(1)

Total interest income	(3,606)	(4,488)	(8,094)	(1,613)	4,241	2,628
Interest expense attributable to:
Deposits	1,403	(4,104)	(2,701)	214	3,967	4,181
Borrowings	(2,359)	(387)	(2,746)	(1,650)	1,119	(531)

Total Interest expense	(956)	(4,491)	(5,447)	(1,437)	5,086	3,650
Increase (decrease) in net interest income	$(2,650)	$3	$(2,647)	$(176)	$(845)	$(1,022)

(1)	Includes loans held for sale.

Yields Earned and Rates Paid

The following table sets forth the weighted-average yields earned on Camco’s interest-earning assets, the weighted-average interest rates paid on Camco’s interest-bearing liabilities and the interest rate spread between the weighted-average yields earned and rates paid by Camco at the dates indicated. This does not reflect the spread that may eventually be achieved in 2009 or beyond due to possible changes in weighted-average yields earned on interest-earning assets and paid on interest-bearing liabilities in the upcoming year.

	At December 31,
	2008	2007	2006

Weighted-average yield on:
Loan portfolio(1)	6.47%	7.05%	6.97%
Investment portfolio(2)	4.05	5.30	4.62
Total interest-earning assets	5.66	6.77	6.56
Weighted-average rate paid on:
Deposits	2.71	3.68	3.52
FHLB advances	3.65	4.34	4.28
Total interest-bearing liabilities	2.89	4.02	3.73

Interest rate spread	2.77%	2.75%	2.83%

(1)	Includes loans held for sale and excludes the allowance for loan losses.

(2)	Includes earnings on FHLB stock and investment securities. Taxable equivalent yield used.

Liquidity and Capital Resources

Liquidity is essential to our business. Our primary funding source is customer deposits which may be directly affected by the economy. With the significant downturn in economic conditions our customers in general have experienced reduced funds available to deposit in their bank. Our customer relationship deposit balances fell approximately $4.3 million over the course of 2008. As a result, the Company has increased its use of wholesale funding including brokered deposits. In response to the adverse economic conditions, the Company has been, and will continue to work toward, reducing the amount of nonperforming assets, adjusting the balance sheet by reducing loan totals and other assets as possible, reducing controllable operating costs, and augmenting deposits while striving to maximize secured borrowing facilities to improve liquidity and preserve capital over the course of 2009. However, the Company’s inability to successfully implement its plans or further deterioration in economic conditions and real estate prices could still have a material adverse effect on the Company’s liquidity.

Camco is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the bank. Banking regulations and authorities may limit the amount or require certain approvals of the dividend that the Bank may pay to Camco. Camco currently has $5.0 million outstanding trust preferred securities with a maturity date of 2037. If needed Camco’s contract provides for a deferment of up to 20 consecutive quarters without default. If the Company desires to raise funds in the future the Company may consider engaging in further offerings of preferred securities, debentures or other borrowings as well as issuance of capital stock, but any such strategic decisions would require regulatory approval.

The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations. Core relationship deposits are the primary source of the Bank’s liquidity. As such, the Bank focuses on deposit relationships with local business and consumer clients with a strategy to increase the number of services/products per client. The Company views such deposits as the foundation of its long-term liquidity because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors compared to large time deposits or wholesale purchased funds. Over the past several quarters customer relationship deposits have declined in tandem with the slowing economy. Accordingly the Bank has increased its overall use of wholesale funding sources and anticipates that such will be the case until the economy rebounds.

We monitor and assess liquidity needs daily in order to meet deposit withdrawals, loan commitments and expenses. Camco’s liquidity contingency funding plan identifies liquidity thresholds and red flags that may evidence liquidity concerns or future crises. The contingency plan details specific actions to be taken by management and the Board of Directors. It also identifies sources of emergency liquidity, both asset and liability-based, should we encounter a liquidity crisis. In conjunction with the Corporation’s asset/liability and interest rate risk management activities, we actively monitor liquidity risk and analyze various scenarios that could impact or impair Camco’s ability to access emergency funding during a liquidity crisis.

Liquid assets consist of cash and interest-bearing deposits in other financial institutions, investments and mortgage-backed securities. Approximately $48.2 million, or 48.8%, of our investment portfolio is expected to mature or prepay during 2009. While these maturities could provide a significant source of liquidity in the short term, public unit deposits and repurchase agreements limit our ability to use these funds freely due to the collateral requirements of such. State and local political subdivision deposits equaled $60.2 million at December 31, 2008, and $57.5 million at December 31, 2007. We may implement additional product strategies to lessen this restriction on our investment portfolio to increase our liquidity options.

Additional sources of liquidity include deposits, borrowings and principal and interest repayments on loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions, and competition and are difficult to predict.

Diversified and reliable sources of wholesale funds are utilized to augment core deposit funding. Borrowings may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long term basis to support lending activities. The Bank utilizes its investment securities, certain loans and FHLB Stock to provide collateral to support its borrowing needs. Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions. One source of wholesale funding is brokered deposits. Consistent with its risk management policy and in response to the general tightening of credit and liquidity conditions in the financial markets at large, the Bank recently increased its use of brokered deposits. At December 31, 2008, such deposits totaled approximately $58.6 million, exclusive of CDARS deposits.

Approximately $288.8 million of the Corporation’s certificate of deposit portfolio is scheduled to mature during 2009. Depositors continue a preference toward short-term certificates or other issuances less than 18 months. This places additional liquidity pressure on the Corporation as competition for deposits is very strong in Ohio, Kentucky and West Virginia. A material loss of these short-term deposits could force us to seek funding through contingency sources, which may negatively impact earnings.

Federal Home Loan Bank (FHLB) advances are another funding source. In the past, Camco has depended heavily on borrowings to fund balance sheet growth. While significant strategic and tactical focus is currently being placed on deposit growth, borrowings and additional borrowing capacity at the FHLB are still vital sources of liquidity and growth funding. We have approximately $52.7 million of additional borrowing capacity available as of December 31, 2008. However, our total borrowing capacity at the FHLB is dependent on the level of eligible collateral assets held by the Bank and the Bank’s credit rating with the FHLB. Our total borrowing capacity with the FHLB decreased to $219.8 million at December 31, 2008, from $296.8 million at December 31, 2007. This capacity has decreased as our one to four- family loan portfolio, the primary collateral for FHLB borrowings, has shrunk and the increase in nonperforming loans has reduced our credit rating (and thereby increased its collateral requirements) in 2008 compared to 2007. The inability of the Bank to access contingency funding from the FHLB may significantly limit our growth and negatively affect earnings. We have improved on-balance-sheet liquidity and in response to higher collateral maintenance requirements and decreases in our overall borrowing capacity.

We plan to continue to monitor our funding sources through brokered deposits and FHLB borrowings, but recognized that our current credit risk profile may restrict these sources. Our Funds Management Group will monitor the deposit rates in our markets to allow for competitive pricing in order to raise funds through deposits. Funds in excess of loan demand and available borrowing repayments will be held in short-term investments or federal funds sold. We are taking these actions to proactively prepare for the possibility of continued deterioration in the credit markets and increases in our nonperforming loans, which may reduce our borrowing capacity at the FHLB further.

The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of December 31, 2008.

	Payments Due by Period
	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)

Contractual obligations:
Operating lease obligations	296	409	282	316	1,303
Advances from the Federal Home Loan Bank	86,815	38,994	15,477	25,820	167,106
Repurchase agreements	11,727	—	—	—	11,727
Certificates of deposit	288,760	146,142	16,936	805	452,643
Subordinated debentures(1)	—	—	—	5,000	5,000
Ohio Equity Funds for Affordable Housing	1,342	2,047	304	325	4,018
Amount of commitments per period Commitments to originate loans:
Revolving, open-end lines	72,361	—	—	—	72,361
1-4 family residential construction	1,469	—	—	—	1,469
Commercial real estate, other construction loan and land development loans	22,417	—	—	—	22,417
Other unused commitments	3,120	—	—	—	3,120
Stand by letters of credit	575	—	—	—	575

Total contractual obligations	488,882	187,592	32,999	32,266	741,739

(1)	The subordinated debentures are redeemable at par, at Camco’s option, commencing September 15, 2012. The debentures mature on September 15, 2037.

We anticipate that we will have sufficient funds available to meet our current loan commitments. Based upon historical deposit flow data, the Bank’s competitive pricing in its market and management’s experience, we believe that a significant portion of our maturing certificates of deposit in 2008 will remain with the Bank, but recognize the significance of the risks discussed above.

We engage in off-balance sheet credit-related activities that could require us to make cash payments in the event that specified future events occur. The contractual amounts of these activities represent the maximum exposure to the Bank (as further described in financial statement footnote Note I — Commitments). However, certain off-balance sheet commitments are expected to expire or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. These off-balance sheet activities are necessary to meet the financing needs of the Bank’s customers.

Liquidity management is both a daily and long-term management process. In the event that we should require funds beyond our ability to generate them internally, additional funds are available through the use of FHLB advances, brokered deposits, and through the sales of loans and/or securities.

Ohio statutes impose certain limitations on the payment of dividends and other capital distributions by banks. Generally, absent approval of the Superintendent of Banks, such statutes limit dividend and capital distributions to earnings of the current and two preceding years. As a result of entering into a memorandum of understanding with the FRB on March 4, 2009, we are prohibited from paying dividends to our stockholders without first obtaining the approval of the FRB. Additionally, our ability to pay dividends to stockholders is dependent on our net earnings. A continued decline in earnings increases in loan losses, or higher regulatory capital reserve requirements may jeopardize our ability to pay dividends at current or historical levels.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our results of operations depend substantially on our net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions, levels of market interest rates, and by competition, and in addition, our community banking focus makes our results from operations particularly dependent on the Ohio economy.

The purpose of asset/liability management is to provide stable net interest income growth by protecting our earnings from undue interest rate risk, which arises from changes in interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy. Our asset/liability management objective is to maintain consistent growth in net interest income within the Board’s policy limits. This objective is accomplished through management of balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates and customer preferences.

We maintain an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk by setting tolerance levels for the net interest margin scenario changes developed simulation models under different interest rate scenarios to measure the risk to earnings over the next 12-month period.

The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity and achieving consistent growth in core deposits. During 2008 in an effort to maintain higher levels of liquidity, we held larger cash balances on the balance sheet and limited our short term investments understanding the affect on earnings. These efforts resulted from the ever growing competition for deposits and our credit ratings affect on our FHLB borrowing capacity and the need provide funding and deposit maturities. We plan to return to our strategy of short term investments while monitoring all of our various funding sources. See “Liquidity and Capital Resources” for additional discussion on liquidity.

We consider interest rate risk to be Camco’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of Camco’s net interest income is largely dependent upon the effective management of interest rate risk.

We employ an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing characteristics and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes management projections for activity levels in each of the product lines offered. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. Assumptions are inherently uncertain and the measurement of net interest income or the impact of rate fluctuations on net interest income cannot be precisely predicted. Actual results may differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

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

For example, the tables below assume that a decrease in market rates of 100 basis points will result in an immediate reduction of our money market deposit accounts rates of 100 basis points. Competitive pressures such as the environment we are in currently, may limit our ability to actually reduce money market rates by 100 basis points. The table below also includes assumptions on loan production and deposit growth over the next 12 months. Actual results may significantly differ from those presented below due to the assumption based nature of the model.

The following table shows the Corporation’s estimated earnings sensitivity profile as of December 31, 2008:

Change in	Percentage Change in
Interest Rates	Net Interest Income
(basis points)	12 Months

+200	15.58%
+100	8.12%
(100)	(13.32)%
(200)	(27.23)%

The current simulation identifies a decreasing net interest income in a declining rate environment. A contributing factor to this decline is the existing higher prepayment speeds incorporated into our model at year end along with decreased interest revenue due to higher non-performing loans when compared to its funding sources. In a rising rate environment our net interest income increases due to the decrease refinance opportunities and the significant amount of adjustable rate loans (14% tied to prime rate) within our loan portfolio. These assets will adjust faster than liabilities due to the lagging nature of adjustments in out deposit base.

These estimated changes in net interest income are within the policy guidelines established by the Board of Directors with the exception of the 200 basis point rate decrease. We expect that an improvement in our overall non-performing loans will increase interest revenue and allow this metric to comply with the required thresholds. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, we have developed sale procedures for several types of interest-sensitive assets. Generally, all long-term, fixed-rate single family residential mortgage loans underwritten according to Freddie Mac and Fannie guidelines are sold upon origination. A total of $44.6 million and $50.0 million of such loans were sold to Freddie Mac, Fannie Mae and other parties during 2008 and 2007, respectively.

Item 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States. The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden, and misstatements resulting from error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management, with the participation of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2008:

Management identified that the frequency and detail of certain valuations and related assumptions were not consistent with the activities in the existing volatile housing market and the affects on our Mortgage Servicing Rights and Other Real Estate Owned portfolio.

Mortgage Servicing Rights Valuation

The Bank’s mortgage servicing rights asset (MSRs) was reviewed by a third party on a quarterly basis to determine the adequacy of the MSR valuation on the balance sheet. This valuation represents the present value of the future cash flows earned for servicing the loans of others (e.g. FNMA, FHLMC, etc.). The valuation was adjusted throughout the year based on current amortizations and/or new originated servicing volume. We have reviewed our valuation as of December 31, 2008 with our third party vendor and, our external auditor and we conducted our own industry analysis. We identified that our 2008 analysis did not provide for a robust analysis of expected prepayments (more specifically fourth quarter) which is a significant valuation driver to the extent of other similar-sized banking institutions. The lower rate environment, increased refinance activity and the age of our various sold portfolios were a significant drivers of the needed adjustments.

Other Real Estate Owned Valuation

During 2008 we were forced to bring certain real estate back into our portfolio for remarketing due to the default of our borrowers. Our prior processes valued the property at the point of title transfer based on various external valuation sources. A valuation review was subsequently completed at 6 and 12 months if the property remained in our portfolio. Working with our auditors, Plante Moran we discovered that larger than expected losses were being booked upon the sale of an REO property (approximately 10% of the book value). The velocity of falling real estate values had negatively affected our REO portfolio value and previous processes may not have allowed for timely valuations during the holding period.

On February 6, 2009 Camco distributed a press release announcing its fourth quarter and full year earnings. In light of the identified control deficiencies a revised earnings release was provided on March 9, 2009.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis. As a result of the two material weaknesses above, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008 based on the criteria described in the “Internal Control — Integrated Framework.”

The effectiveness of our internal control over financial reporting has been audited by Plante & Moran PLLC, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Camco Financial Corporation

We have audited the accompanying consolidated statement of financial condition of Camco Financial Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camco Financial Corporation as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Acountng Oversight Board (United States), Camco Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an adverse opinion on internal control over financial reporting.

/s/ Plante & Moran PLLC

March 16, 2009
Columbus, Ohio

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Camco Financial Corporation

We have audited Camco Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Camco Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Camco Financial Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The frequency and detail of certain valuations and related assumptions were not consistent with the activities in the existing volatile housing market and the effects on the Mortgage Servicing Rights and Other Real Estate Owned portfolio.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Camco Financial Corporation has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Camco Financial Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 16, 2009, which expressed an unqualified opinion on those financial statements.

/s/ Plante & Moran PLLC

March 16, 2009
Columbus, Ohio

CAMCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2008	2007
	(In thousands, except share data)

ASSETS
Cash and due from banks	$17,013	$17,572
Interest-bearing deposits in other financial institutions	35,272	5,432

Cash and cash equivalents	52,285	23,004
Securities available-for-sale, at market	85,352	88,919
Securities held-to-maturity, at cost, approximate market value of $13,530 and $2,793 as of December 31, 2008 and 2007, respectively	13,406	2,769
Loans held for sale — at lower of cost or market	2,185	3,169
Loans receivable — net	756,641	812,102
Office premises and equipment — net	11,868	12,856
Real estate acquired through foreclosure	5,841	5,034
Federal Home Loan Bank stock — at cost	29,888	28,722
Accrued interest receivable	4,118	6,034
Mortgage servicing rights — at lower of cost or market	3,731	6,356
Prepaid expenses and other assets	10,785	5,231
Cash surrender value of life insurance	22,532	21,707
Goodwill	—	6,683
Prepaid and refundable federal income taxes	1,814	675

Total assets	$1,000,446	$1,023,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$723,956	$692,184
Advances from the Federal Home Loan Bank and other borrowings	183,833	220,981
Advances by borrowers for taxes and insurance	2,458	3,627
Accounts payable and accrued liabilities	15,942	11,331
Dividends payable	—	1,081
Deferred federal income taxes	1,557	5,423

Total liabilities	928,746	934,627
Commitments	—	—
Stockholders’ equity
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 14,900,000 shares; 8,834,508 shares issued at December 31, 2008 and 2007	$8,835	$8,835
Additional paid-in capital	59,896	59,842
Retained earnings — restricted	26,055	44,083
Accumulated other comprehensive (loss) net of related tax effects	1,028	(12)
Treasury stock — 1,678,913 shares at December 31, 2008 and 2007, at cost	(24,114)	(24,114)

Total stockholders’ equity	71,700	88,634

Total liabilities and stockholders’ equity	$1,000,446	$1,023,261

The accompanying notes are an integral part of these statements.

CAMCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands,
	except per share data)

Interest and dividend income
Loans	$50,446	$57,955	$55,088
Investment securities	4,369	4,595	4,643
Other interest-bearing accounts	1,968	2,327	2,362

Total interest income	56,783	64,877	62,093
Interest expense
Deposits	22,728	25,429	21,248
Borrowings	8,246	10,992	11,523

Total interest expense	30,974	36,421	32,771

Net interest income	25,809	28,456	29,322
Provision for losses on loans	14,793	1,495	1,440

Net interest income after provision for losses on loans	11,016	26,961	27,882
Other income
Rent and other	792	911	872
Title fees	479	652	672
Loan servicing fees	1,308	1,375	1,412
Gain on sale of loans	364	353	295
Mortgage servicing rights — net	(2,625)	(68)	(549)
Service charges and other fees on deposits	2,387	2,441	2,056
Gain on sale of investment securities	2	1	0
Gain (loss) on sale of premises and equipment	1	(25)	22
Income on CSVL (Bank Owned Life Insurance)	1,000	948	920

Total other income	3,708	6,588	5,700
General, administrative and other expense
Employee compensation and benefits	13,279	13,216	12,597
Occupancy and equipment	3,374	3,464	3,182
Data processing	1,152	1,186	1,344
Advertising	938	1,299	1,158
Franchise taxes	1,202	1,104	1,027
Postage, supplies and office expenses	1,341	1,421	1,411
Travel, training and insurance	810	599	593
Professional services	1,355	1,452	1,304
Transaction processing	1,009	947	841
Real estate owned and other expenses	2,074	1,148	356
Loan expenses	1,319	1,447	1,168
Goodwill Impairment	6,683	—	—
Merger expenses	628	—	—

Total general, administrative and other expense	35,164	27,283	24,981
Earnings (loss) before federal income taxes	(20,440)	6,266	8,601
Federal income taxes
Current	(713)	1,216	2,043
Deferred	(4,403)	549	684

Total federal income taxes	(5,116)	1,765	2,727

NET EARNINGS (LOSS)	$(15,324)	$4,501	$5,874

EARNINGS (LOSS) PER SHARE
Basic	$(2.14)	$0.61	$0.78

Diluted	$(2.14)	$0.61	$0.78

The accompanying notes are an integral part of these statements.

CAMCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)

Net earnings (loss)	$(15,324)	$4,501	$5,874
Other comprehensive income (loss), net of tax effects:
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $536, $625 and $226 in 2008, 2007 and 2006, respectively	1,040	1,213	438
Reclassification adjustment for realized gains included in operations, net of taxes of $1, $1 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively	(1)	(1)	—

Comprehensive income (loss)	$(14,285)	$5,713	$6,312

The accompanying notes are an integral part of these statements.

CAMCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2008, 2007 and 2006

					Accumulated
			Additional		Other		Total
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
	(In thousands, except per share data)

Balance at January 1, 2006	7,578,713	$8,830	$59,567	$42,569	$(1,663)	$(18,540)	$90,763

Stock options exercised	2,243	2	18	—	—	—	20
Cash dividends declared — $0.60 per share	—	—	—	(4,489)	—	—	(4,489)
FAS 123 R — Stock Option Expense	—	—	137	—	—	—	137
Net earnings for the year ended December 31, 2005	—	—	—	5,874	—	—	5,874
Purchase of treasury shares	(117,900)	—	—	—	—	(1,651)	(1,651)
Unrealized losses on securities designated as available for sale, net of related tax benefits	—	—	—	—	438	—	438

Balance at December 31, 2006	7,463,056	$8,832	$59,722	$43,954	$(1,225)	$(20,191)	$91,092

Stock options exercised	2,427	3	28	—	—	—	31
Cash dividends declared — $0.60 per share	—	—	—	(4,372)	—	—	(4,372)
FAS 123 R — Stock Option Expense	—	—	92	—	—	—	92
Net earnings for the year ended December 31, 2007	—	—	—	4,501	—	—	4,501
Purchase of treasury shares	(309,888)	—	—	—	—	(3,923)	(3,923)
Unrealized gains on securities designated as available for sale, net of related tax benefits	—	—	—	—	1,213	—	1,213

Balance at December 31, 2007	7,155,595	$8,835	$59,842	$44,083	$(12)	$(24,114)	$88,634

Cash dividends declared — $0.2625 per share	—	—	—	(1,872)	—	—	(1,872)
FAS 123R — Stock Option Expense	—	—	54	—	—	—	54
Net loss for the year ended December 31, 2008	—	—	—	(15,324)	—	—	(15,324)
Adoption of EITF 06-4 -Post retirement benefit — split dollar	—	—	—	(832)	—	—	(832)
Unrealized gains of securities designated as available for sale, net of related tax benefits	—	—	—	—	1,040	—	1,040

Balance at December 31, 2008	7,155,595	$8,835	$59,896	$26,055	$1,028	$(24,114)	$71,700

The accompanying notes are an integral part of these statements.

CAMCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net earnings (loss) for the year	$(15,324)	$4,501	$5,874
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities — net	58	115	188
Amortization of mortgage servicing rights — net	3,229	747	1,252
Depreciation and amortization	1,352	1,434	1,247
Amortization of purchase accounting adjustments — net	—	—	89
Stock option expense (FAS 123R)	54	92	137
Deferred federal income taxes	(4,403)	549	684
Provision for losses on loans	14,793	1,495	1,440
Provision for losses on real estate acquired through foreclosure	—	—	99
Amortization of deferred loan origination fees	343	84	176
Loss on sale of real estate acquired through foreclosure	1,364	297	72
Gain on sale of investment securities	(2)	(1)	—
(Gain) loss on sale of premises and equipment, net	(1)	25	(22)
Federal Home Loan Bank stock dividends	(1,166)	—	(1,610)
Net increase in cash surrender value of life insurance	(825)	(786)	(769)
Gain on sale of loans	(364)	(353)	(295)
Loans originated for sale in the secondary market	(44,346)	(49,458)	(52,641)
Proceeds from sale of mortgage loans in the secondary market	45,694	50,306	51,219
Impairment of Goodwill	6,683	—	—
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	3,988	468	(1,204)
Prepaid expenses and other assets	(1,388)	(4,283)	(181)
Accounts payable and other liabilities	29	(250)	435

Net cash provided by operating activities	9,768	4,982	6,190
Cash flows provided by (used in) investing activities:
Proceeds from sale of investment securities designated as available for sale	4,254	3	—
Purchase of securities designated as available for sale	(50,175)	(43,729)	(15,881)
Purchase of securities designated as held to maturity	(24,104)	—	—
Principal repayments and maturities of investment securities	64,475	64,717	19,092
Loan disbursements	(197,981)	(245,835)	(230,127)
Purchases of loans	(249)	(3,021)	(3,698)
Principal repayments on loans	229,330	249,922	250,409
Purchase of premises and equipment	(366)	(1,131)	(3,014)
Proceeds from sale of office premises and equipment	2	16	158
Proceeds from sale of real estate acquired through foreclosure	3,825	2,454	1,119
Additions to real estate acquired through foreclosure	—	—	(21)
Proceeds from redemption of life insurance	—	—	641
Net cash provided by investing activities	29,011	23,396	18,678

Net cash provided by operating and investing activities (balance carried forward)	38,779	28,378	24,868

CAMCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008, 2007 and 2006 — (Continued)

	2008	2007	2006
	(In thousands)

Net cash provided by operating and investing activities (balance brought forward)	$38,779	$28,378	$24,868
Cash flows provided by financing activities:
Net increase in deposits	31,772	7,402	24,540
Proceeds from Federal Home Loan Bank advances	79,600	79,000	55,500
Proceeds from subordinated debentures	—	5,000	—
Repayment of Federal Home Loan Bank advances	(111,558)	(125,224)	(104,569)
Net change in repurchase agreements	(5,190)	10,066	(1,015)
Dividends paid on common stock	(2,953)	(4,411)	(4,471)
Proceeds from exercise of stock options	—	31	20
Purchase of treasury stock	—	(3,923)	(1,651)
Net increase (decrease) in advances by borrowers for taxes and insurance	(1,169)	143	235

Net cash used in financing activities	(9,498)	(31,916)	(31,411)

Net increase (decrease) in cash and cash equivalents	29,281	(3,538)	(6,543)
Cash and cash equivalents at beginning of year	23,004	26,542	33,085

Cash and cash equivalents at end of year	$52,285	$23,004	$26,542

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on deposits and borrowings	$30,396	$36,687	$32,473

Income taxes	$250	$1,125	$2,499

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$6,574	$5,490	$4,092

Issuance of mortgage loans upon sale of real estate acquired through foreclosure	$578	$2,083	$1,448

Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	$1,040	$1,213	$438

Recognition of mortgage servicing rights in accordance with SFAS No. 140	$572	$680	$1,252

Supplemental disclosure of noncash financing activities:
Dividends declared but unpaid	$—	$1,081	$1,120

The accompanying notes are an integral part of these statements.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following is a summary of the Corporation’s significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements. Some items in the prior-year financial statements were reclassified to conform to the current year’s presentation.

1.	Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

2.	Investment Securities

The Corporation accounts for investment securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 requires that investments be categorized as held to maturity, trading, or available for sale. Securities classified as held to maturity are carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Securities designated as available for sale are carried at fair value with resulting unrealized gains or losses recorded to stockholders’ equity. Investment securities are classified as held to maturity or available for sale upon acquisition. Realized gains and losses on sales of securities are recognized using the specific identification method. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

3.	Loans Receivable

Loans held in the portfolio are stated at the principal amount outstanding, adjusted for deferred loan origination fees and costs and the allowance for loan losses.

Interest is accrued as earned unless the collectability of the loan is in doubt. Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management’s periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued and not received,

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and income is not recognized until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status.

Loans held for sale are carried at the lower of cost (less principal payments received) or fair value (market value), calculated on an aggregate basis. At December 31, 2008 and 2007, loans held for sale were carried at cost.

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

A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Corporation considers its investment in owner-occupied one- to four-family residential loans, home equity lines of credit and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Corporation’s investment in multi-family, commercial and nonresidential loans, and its evaluation of any impairment thereon, such loans are generally collateral-dependent and as a result are carried as a practical expedient at the lower of cost or fair value. It is the Corporation’s policy to charge off unsecured credits that are more than ninety days delinquent.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Bank’s impaired loan information is as follows at December 31 (in thousands):

	2008	2007

At December 31:
Impaired loans with related allowance	$25,012	$12,580
Impaired loans with no related allowance	24,370	1,643

Total impaired loans	$49,382	$14,223

Allowance on impaired loans	$5,609	$1,876

	2008	2007	2006

For the year ended December 31:
Average balance of impaired loans	$25,936	$11,467	$4,213
Cash basis interest income recognized on impaired loans	$267	$674	$192

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

8.	Mortgage Servicing Rights

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

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income, and costs to service the loans. The present value of future earnings is the “economic” value for the pool, i.e., the net realizable present value to an acquirer of the acquired servicing.

The Corporation recorded amortization related to mortgage servicing rights totaling approximately $3.3 million, $747,000 and $1.3 million, for the years ended December 31, 2008, 2007 and 2006, respectively. The carrying value of the Corporation’s mortgage servicing rights, which approximated their fair value, totaled approximately $3.7 million and $6.4 million for the years ended December 31, 2008 and 2007 respectively. Fair value was determined using discount rates ranging from 8.00% to 12.00% each year, and prepayment speeds ranging from 160% to 500% in 2008 and from 154% to 500% in 2007.

At December 31, 2008 and 2007, the Bank was servicing mortgage loans of approximately $497.4 and $516.0 million, respectively, which were sold to the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and other investors.

9.	Goodwill

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

Camco evaluated the unamortized goodwill balance on an annual basis in accordance with the provisions of SFAS No. 142 via independent third-party appraisal. The 2008 evaluations showed impairment and the total goodwill was written off per the fair value appraisal.

10.	Federal Income Taxes

The Corporation accounts for federal income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carry forward attributes may be utilized against current period earnings, carried back against prior years’ earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management’s estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carry forward attributes exceeds management’s estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

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

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computed for periods in which an operating loss is sustained. The computations were as follows for the years ended December 31:

For the Years Ended	2008	2007	2006
	(In thousands, except per share information)

BASIC:
Net earnings (loss)	$(15,324)	$4,501	$5,874
Weighted average common shares outstanding	7,156	7,327	7,506

Earnings (loss) per share-Basic	$(2.14)	$0.61	$0.78

DILUTED:
Net earnings (loss)	$(15,324)	$4,501	$5,874
Weighted average common shares outstanding	7,156	7,327	7,506
Dilutive effect of stock options	0	1	2

Total common shares and dilutive potential common shares	7,156	7,328	7,508
Diluted earnings (loss) per share	$(2.14)	$0.61	$0.78

Options to purchase 219,990, 283,557 and 287,752 shares of common stock at respective weighted-average exercise prices of $15.07, $15.48 and $15.52 were outstanding at December 31, 2008, 2007 and 2006, respectively, but were excluded from the computation of diluted earnings per share for those years because the exercise price was greater than the average market price of the common shares.

12.	Stock Option Plans

Effective January 1, 2006, the Corporation adopted SFAS No. 123R, “Accounting for Stock-Based Compensation,” which contains a fair-value based method for valuing stock-based compensation that measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period.

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants during 2008, 2007 and 2006: dividend yield of 6.0%, 4.8% and 4.0%, respectively; expected volatility of 15.75%, 11.98% and 15.16%, respectively; a risk-free interest rate of 3.52%, 4.81% and 4.57%, respectively; and an expected life of ten years for all grants.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Corporation’s stock option plans as of December 31, 2008, 2007 and 2006, and changes during the years ending on those dates is presented below:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	318,238	$15.10	304,874	$15.20	224,636	$15.71
Granted	47,167	9.07	26,920	12.34	87,013	14.08
Exercised	—	—	(2,427)	12.50	(2,243)	8.92
Forfeited	(104,702)	14.84	(11,129)	14.67	(4,532)	15.23

Outstanding at end of year	260,703	$14.11	318,238	$15.10	304,874	$15.20

Options exercisable at year-end	195,717	$15.01	254,717	$15.32	222,333	$15.37

Weighted-average fair value of
options granted during the year		$0.74		$1.22		$2.09

The following information applies to options outstanding at December 31, 2008:

	Options outstanding			Options Exercisable
			Weighted-		Weighted-
		Weighted-Average	Average		Average
	Number	Remaining Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 8.92-11.15	43,213	8.6	8.968	10,661	9.1146
11.36-14.20	96,931	7.0	13.5211	69,082	13.5570
14.55-18.19	120,559	5.2	16.4196	115,974	16.4160

	260,703	6.4	14.1067	195,717	15.0089

A summary of unvested options as of, and changes during the year ended, December 31, 2008, were as follows:

Number

Unvested options:
Beginning of period	63,521
Granted	47,167
Forfeited	(16,187)
Vested during the period	(29,515)
Unvested options at December 31	64,986

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006, was $-, $2,000, and 11,000, respectively.

As of December 31, 2008, there was $81,500 of total unrecognized compensation cost related to non-vested stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.0 years.

13.  Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available,

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investment Securities:  Fair values for investment securities are based on quoted market prices and dealer quotes.

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

Accrued Interest Receivable and Payable:  The carrying value for accrued interest approximates fair value.

Deposits:   The fair values of deposits with no stated maturity, such as money market demand deposits, savings and NOW accounts, are deemed to equal the amount payable on demand as of December 31, 2008 and 2007. The fair value of fixed-rate certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

Commitments to Extend Credit:   For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At December 31, 2008 and 2007, the fair value of loan commitments was not material.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

	December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Financial assets
Cash and cash equivalents	$52,285	$52,285	$23,004	$23,004
Investment securities available for sale	85,352	85,352	88,919	88,919
Investment securities held to maturity	13,406	13,530	2,769	2,793
Loans held for sale	2,185	2,205	3,169	3,194
Loans receivable	756,641	713,447	812,102	814,210
Federal Home Loan Bank stock	29,888	29,888	28,722	28,722
Accrued interest receivable	4,118	4,118	6,034	6,034

Financial liabilities
Deposits	$723,956	$733,322	$692,184	$694,484
Advances from the Federal Home Loan Bank	167,106	175,246	199,064	202,483
Repurchase agreements	11,727	11,727	16,917	16,917
Subordinated debentures	5,000	4,997	5,000	4,830
Advances by borrowers for taxes and insurance	2,458	2,458	3,627	3,627
Accrued interest payable	1,801	1,801	1,215	1,215

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

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using
	Dec 31, 2008	Level 1	Level 2	Level 3
	(In thousands)

Securities available for sale	$85,352	$—	$85,352	$—

The following table presents financial assets and liabilities measured on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
	Dec. 31, 2008	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$43,773	$—	$—	$43,773
Loans held for sale	2,185	—	—	2,185
Mortgage servicing rights	3,731	—	—	3,731
Real estate acquired through foreclosure	5,841	—	—	5,841

Impaired loans, which are measured for impairment using the fair value of the collateral at December 31, 2008, had a carrying amount of $49.4 million, with a valuation allowance of $5.6 million, resulting in an additional provision for loan losses of $5.1 million during the year ended December 2008.

Loans held for sale are originated on forward commitment contracts and are reported at the lower of cost or fair value. All loans held for sale at December 31, 2008, are secured by liens on 1-4 family residential properties.

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

15.	Advertising

Advertising costs are expensed when incurred.

16.	Post Retirement Benefit — Split Dollar

In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires companies to recognize a liability and related compensation costs for endorsement split-

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dollar life insurance policies that provide a benefit to an employee extending to postretirement periods. This Issue was effective beginning January 1, 2008. The Issue was applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of January 1, 2008. The Corporation’s impact for the adoption of Issue 06-4 reduced retained earnings by $832,000 in 2008.

NOTE B —	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at December 31, 2008 and 2007 are as follows:

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

Available for sale:
U.S. Government sponsored enterprises	$28,318	$321	$—	$28,639
Municipal bonds	100	1	—	101
Corporate equity securities	157	—	14	143
Mortgage-backed securities	55,218	1,252	1	56,469

Total investment securities available for sale	$83,793	$1,574	$15	$85,352

Held to maturity:
U.S. Government sponsored enterprises	$10,955	$89	$—	$11,044
Municipal bonds	541	33	—	574
Mortgage-backed securities	1,910	28	26	1,912

Total investment securities held to maturity	$13,406	$150	$26	$13,530

	2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

Available for sale:
U.S. Government sponsored enterprises	$37,519	$267	$4	$37,782
Municipal bonds	210	2	—	212
Corporate equity securities	157	11	4	164
Mortgage-backed securities	51,051	167	457	50,761

Total investment securities available for sale	$88,937	$447	$465	$88,919

Held to maturity:
Municipal bonds	$567	$24	$—	$591
Mortgage-backed securities	2,202	13	13	2,202

Total investment securities held to maturity	$2,769	$37	$13	$2,793

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2008 by contractual term to maturity are shown below.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due in one year or less	$7,920	$7,954	$5,968	$5,998
Due after one year through five years	20,498	20,786	5,438	5,518
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	90	102

Total investment securities	$28,418	$28,740	$11,496	$11,618

Mortgage-backed securities	$55,218	$56,469	$1,910	$1,912

Corporate equity securities	157	143	—	—

Total	$83,793	$85,352	$13,406	$13,530

Proceeds from sales of investment securities during the years ended December 31, 2008, 2007 and 2006, totaled $4.3 million, $3,000 and $- respectively, resulting in gross realized gains of $2,000, $1,000 and $- in those respective years.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007, are as follows:

	2008
	Less than 12 Months		More than 12 Months
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In thousands)

Description of securities:
Available for sale:
Corporate equity securities	$143	$14	$—	$—
Mortgage-backed securities	2,495	1	—	—
Held to maturity
Mortgage-backed securities	599	22	254	4

Total temporarily impaired securities	$3,237	$37	$254	$4

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management has the intent and ability to hold these securities for the foreseeable future and the decline in the fair value is primarily due to changes in market interest rates. The fair values are expected to recover as securities approach maturity dates.

	2007
	Less than 12 Months		More than 12 Months
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In thousands)

Description of securities:
Available for sale:
U.S. Government sponsored enterprises	$3,493	$2	$2,997	$2
Corporate equity securities	164	4	—	—
Mortgage-backed securities	36	—	36,202	457
Held to maturity:
Mortgage-backed securities	348	2	674	11

Total temporarily impaired securities	$4,041	$8	$39,873	$470

Management has the intent and ability to hold these securities for the foreseeable future and the decline in the fair value is primarily due to an increase in market interest rates. The fair values are expected to recover as securities approach maturity dates.

At December 31, 2008 and 2007, approximately $81.7 million and $90.8 million respectively was pledged in accordance with federal and state requirements to secure deposits and repurchase agreements.

NOTE C —	LOANS RECEIVABLE

	2008	2007
	(In thousands)

Conventional real estate loans:
Existing residential properties	$402,736	$435,431
Multi-family	38,633	40,589
Nonresidential real estate	129,334	126,437
Construction	31,097	45,677
Commercial	40,616	41,551
Home equity lines of credit	125,442	121,619
Consumer, education and other loans	4,176	7,255

Total	772,034	818,559
Increase (decrease) due to:
Unamortized yield adjustments	354	166
Allowance for loan losses	(15,747)	(6,623)

Loans receivable — net	$756,641	$812,102

The Bank, in the ordinary course of business, has granted loans to certain of its directors, executive officers, and their related interests. Such loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. The aggregate dollar amount of these loans totaled approximately $561,000 and $1.1 million at December 31, 2008 and 2007, respectively. During 2008, no additional related party loans were made and

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repayments totaled $333,000. In 2008, the related party loans decreased by $232,000 due to the resignation of an executive officer.

NOTE D —	ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

	2008	2007	2006
	(In thousands)

Balance at beginning of year	$6,623	$7,144	$6,959
Provision for losses on loans	14,793	1,495	1,440
Charge-offs of loans	(6,567)	(2,097)	(1,439)
Recoveries	898	81	184

Balance at end of year	$15,747	$6,623	$7,144

Nonaccrual and nonperforming loans totaled approximately $53.5 million, $25.5 million and $17.7 million at December 31, 2008, 2007 and 2006, respectively. Interest income that would have been recognized had such nonaccrual loans performed pursuant to contractual terms totaled approximately $2.0 million, $1.5 million and $865,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE E —	OFFICE PREMISES AND EQUIPMENT

Office premises and equipment at December 31, is summarized as follows:

	2008	2007
	(In thousands)

Land	$2,120	$2,120
Buildings and improvements	13,368	13,205
Furniture, fixtures and equipment	9,619	9,530

	25,107	24,855
Less accumulated depreciation and amortization	13,239	11,999

	$11,868	$12,856

NOTE F —	DEPOSITS

Deposit balances by type and weighted-average interest rate at December 31, 2008 and 2007, are summarized as follows:

	2008		2007
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest-bearing checking accounts	$37,526	—%	$35,755	—%
NOW accounts	87,199	0.91	91,132	1.57
Money market demand accounts	112,749	1.35	111,740	3.57
Passbook and statement savings accounts	33,838	.26	36,963	0.27
Certificates of deposit	452,644	3.79	416,594	4.80

Total deposits	$723,956	2.71%	$692,184	3.68%

At December 31, 2008 and 2007, the Corporation had certificate of deposit accounts with balances in excess of $100,000 totaling $160.9 million and $106.3 million, respectively.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contractual maturities of outstanding certificates of deposit are summarized as follows at December 31, 2008:

Year Ending December 31:
(In thousands)

2009	$288,760
2010	130,136
2011	16,006
2012	7,865
2013	9,072
Thereafter	805

Total certificate of deposit accounts	$452,644

NOTE G —	ADVANCES FROM THE FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

The following table summarizes the types of advances from the Federal Home Loan Bank of Cincinnati (FHLB) at December 31:

	Weighted-	Weighted-
	Average	Average
	Rate	Maturity (years)	Balance
			(In thousands)

2008
Overnight repurchase-based	0.55%	0.01	$15,000
Fixed-rate, interest only	3.80	1.04	78,000
Fixed-rate, amortizing	5.72	7.42	3,106
Fixed-rate, interest only, convertible	3.85	3.85	46,000
Fixed-rate, interest only, putable	4.39	4.43	25,000

Total	3.65%	2.35	$167,106

	Weighted-
	Average	Weighted-Average
	Rate	Maturity (years)	Balance
			(In thousands)

2007
Overnight repurchase-based	4.10%	0.00	$18,700
Fixed-rate, interest only	4.52	1.18	104,000
Fixed-rate, amortizing	5.77	5.89	5,364
Fixed-rate, interest only, convertible	3.85	4.86	46,000
Fixed-rate, interest only, putable	4.39	5.43	25,000

Total	4.34%	2.58	$199,064

Convertible fixed-rate advances may be converted to floating-rate advances, on a quarterly basis, at the option of the FHLB. Putable fixed-rate advances may be terminated, on a quarterly basis after a fixed period of time, at the option of the FHLB. The Corporation may only repay convertible and putable advances upon conversion or termination by the FHLB without penalty, prior to maturity.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes short-term overnight borrowings from the FHLB during the years ended December 31:

	Weighted-	Average	Highest Month
	Average	Balance	End Balance
	Rate	Outstanding	Outstanding
	(In thousands)

2008	1.82%	$15,688	$21,300
2007	5.18%	$36,381	$55,300

Advances from the FHLB, collateralized at December 31, 2008, by a blanket agreement using substantially all of the Bank’s one- to four- family and multi-family mortgage portfolios and the Bank’s investment in FHLB stock, are as follows:

Maturing Year
Ending December 31,	Interest Rate Range	(Dollars in thousands)

2009	0.55%-6.45%	$86,426
2010	3.01%-5.01%	20,000
2011	3.85%-4.93%	8,000
2012	4.45%-4.70%	10,000
2013	2.66%-6.05%	10,285
Thereafter	3.25%-7.00%	32,395

		$167,106

In July 2007, the Corporation formed a special purpose entity, Camco Statutory Trust I (Trust), for the sole purpose of issuing $5.0 million trust preferred securities. Additionally, Camco issued subordinated debentures to the Trust in exchange for the proceeds of the offering of the trust preferred securities. The subordinated debentures represent the sole asset of the Trust. The subordinated debentures are due on September 15, 2037 (Due Date). The subordinated debentures carry a fixed rate of interest of 6.648% until September 15, 2012, at which point the interest rate becomes variable at 133 basis points over the three month LIBOR rate. The Corporation may redeem the subordinated debentures any time prior to the Due Date as follows:

Call Date	Terms

9/15/2009	Callable at 102.355% of par
9/15/2010	Callable at 101.570% of par
9/15/2011	Callable at 100.785% of par
9/15/2012	Callable until Due Date at par

Obligations for securities sold under agreements to repurchase were collateralized at December 31, 2008 and 2007, by investment securities with a book value including accrued interest of approximately $16.6 million and $18.8 million and a market value of approximately $16.6 million and $18.8 million, respectively. The maximum balance of repurchase agreements outstanding at any month-end during the years ended December 31, 2008 and 2007, was $12.7 million and $16.9 million, respectively, and the average month-end balance outstanding for 2008 and 2007 was approximately $11.6 million and $13.7 million, respectively.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H —	FEDERAL INCOME TAXES

A reconciliation of the rate of taxes which are payable at the federal statutory rate are summarized as follows:

	2008	2007	2006
	(In thousands)

Federal income taxes computed at the expected statutory rate	$(6,950)	$2,130	$2,924
Increase (decrease) in taxes resulting from:
Nontaxable dividend and interest income	(13)	(13)	(17)
Increase in cash surrender value of life insurance — net	(265)	(267)	(304)
Goodwill impairment	2,272	—	—
Other	(160)	(85)	124

Federal income tax provision per consolidated financial statements	$(5,116)	$1,765	$2,727

The components of the Corporation’s net deferred tax liability at December 31 is as follows:

	2008	2007
	(In thousands)

Taxes (payable) refundable on temporary differences at statutory rate:
Deferred tax liabilities:
FHLB stock dividends	$(5,017)	$(4,621)
Mortgage servicing rights	(1,268)	(2,161)
Book versus tax depreciation	(1,093)	(1,087)
Original issue discount	(516)	(826)
Unrealized gains on securities designated as available for sale	(531)	—
Purchase price adjustments	(162)	(162)
Other liabilities, net	(29)	—
Deferred loan fees	(117)	(57)

Total deferred tax liabilities	(8,733)	(8,914)
Deferred tax assets:
General loan loss allowance	5,354	2,252
Deferred income	72	21
Deferred compensation	1,069	1,075
Deferred loan fees	—	—
Other assets	681	137
Unrealized losses on securities designated as available for sale	—	6

Total deferred tax assets	7,176	3,491

Net deferred tax liability	$(1,557)	$(5,423)

For years prior to 1996, the Bank was allowed a special bad debt deduction generally limited to 8% of otherwise taxable income, subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than for bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The percentage of earnings bad debt deduction had accumulated to approximately $12.1 million as of December 31, 2008. The amount of the unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $4.1 million at December 31, 2008.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the Bank’s outstanding commitments to originate fixed-rate loans at December 31:

			Unused Lines of
	Fixed Rate	Adjustable	Credit—	Stand by Letters
	Loans	Rate Loans	HELOC & Other	of Credit
	(In thousands)

2008	$5,000	$21,000	$73,400	$575
2007	17,300	17,400	80,000	714

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

The Corporation has entered into lease agreements for office premises and equipment under operating leases which expire at various dates through the year ended December 31, 2017. The following table summarizes minimum payments due under lease agreements by year:

Year Ending December 31,
(In thousands)

2009	$296
2010	243
2011	168
2012	148
2013	136
2014 and thereafter	312

$1,303

Rental expense under operating leases totaled approximately $395,000, $423,000 and $346,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE J —	REGULATORY CAPITAL

Camco and Advantage are subject to the regulatory capital requirements of the Federal Reserve Board (the “FRB”) and Advantage is subject to the requirements of the Federal Deposit Insurance Corporation (the “FDIC”). Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

During 2008, management was notified by the FDIC that Advantage was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” Camco and Advantage must maintain minimum capital ratios as set forth in the table that follows.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, management believes that the Corporation and Bank met all capital adequacy requirements to which it was subject. :

						To be “Well-Capitalized”
			For capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

Total capital to risk-weighted assets:
Camco Financial Corporation	$83,710	12.55%	≥$	53,351	≥8.0%	≥$	66,689	10.0%

Advantage Bank	$78,372	11.78%	≥$	53,242	≥8.0%	≥$	66,552	10.0%

Tier I capital to risk-weighted assets:
Camco Financial Corporation	$75,299	11.29%	≥$	26,676	≥4.0%	≥$	40,013	6.0%

Advantage Bank	$69,961	10.51%	≥$	29,621	≥4.0%	≥$	39,931	6.0%

Tier I leverage to average assets:
Camco Financial Corporation	$75,299	7.39%	≥$	40,754	≥4.0%	≥$	50,943	5.0%

Advantage Bank	$69,961	6.89%	≥$	40,608	≥4.0%	≥$	50,760	5.0%

The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at December 31, 2007:

						To be “Well-Capitalized”
			For capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

Total capital to risk-weighted assets:
Camco Financial Corporation	$92,958	12.39%	≥$	60,037	≥8.0%	≥$	75,047	10.0%

Advantage Bank	$86,414	11.54%	≥$	59,931	≥8.0%	≥$	74,914	10.0%

Tier I capital to risk-weighted assets:
Camco Financial Corporation	$86,335	11.50%	≥$	30,019	≥4.0%	≥$	45,028	6.0%

Advantage Bank	$79,791	10.65%	≥$	29,966	≥4.0%	≥$	44,948	6.0%

Tier I leverage to average assets:
Camco Financial Corporation	$86,335	8.36%	≥$	41,286	≥4.0%	≥$	51,607	5.0%

Advantage Bank	$79,791	7.80%	≥$	40,943	≥4.0%	≥$	51,179	5.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K —	BENEFIT PLANS

The Corporation has a non-contributory retirement plan which provides benefits to certain key officers. The Corporation’s future obligations under the plan have been provided for via the purchase of single premium key man life insurance of which the Corporation is the beneficiary. The Corporation recorded expense related to the plan totaling approximately $21,000, $101,000 and $356,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

The Corporation also has a 401(k) Salary Savings Plan covering substantially all employees. Contributions by the employees are voluntary and are subject to matching contributions by the employer under a fixed percentage, which may be increased at the discretion of the Board of Directors. Total expense under this plan was $330,000, $360,000 and $293,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE L —	CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION

The following condensed financial statements summarize the financial position of the Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years ended December 31, 2008, 2007 and 2006:

CAMCO FINANCIAL CORPORATION

STATEMENTS OF FINANCIAL CONDITION
December 31,

	2008	2007
	(In thousands)

ASSETS
Cash in Advantage	$1,878	$4,403
Interest-bearing deposits in other financial institutions	213	100
Investment securities designated as available for sale	143	164
Investment in Advantage	71,372	87,094
Investment in Camco Title	632	852
Office premises and equipment — net	1,159	1,207
Cash surrender value of life insurance	1,209	1,172
Prepaid expenses and other assets	332	319
Prepaid and refundable federal income taxes	350	—

Total assets	$77,288	$95,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other accrued liabilities	$573	$335
Borrowings	5,000	5,000
Dividends payable	—	1,080
Accrued federal income taxes	—	261
Deferred federal income taxes	15	1

Total liabilities	5,588	6,677
Stockholders’ equity
Common stock	8,835	8,835
Additional paid-in capital	59,896	59,842
Retained earnings	26,055	44,083
Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	1,028	(12)
Treasury stock, at cost	(24,114)	(24,114)

Total stockholders’ equity	71,700	88,634

Total liabilities and stockholders’ equity	$77,288	$95,311

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CAMCO FINANCIAL CORPORATION

STATEMENTS OF OPERATIONS
Year ended December 31,

	2008	2007	2006
	(In thousands)

Income
Dividends from Advantage	$2,000	$3,000	$4,800
Dividends from Camco Title	250	350	—
Interest and other income	68	157	366
Gain on sale of investments	—	1	—
Gain on sale of fixed assets	—	—	7
(Excess distributions from) undistributed earnings of Advantage	(16,168)	2,069	1,568
(Excess distribution from) undistributed earnings of Camco Title	(179)	(204)	148

Total income	(14,029)	5,373	6,889
Interest Expense	343	139	—
General, administrative and other expense	1,601	1,107	1,357

Earnings (loss) before federal income tax credits	(15,973)	4,127	5,532
Federal income tax credits	(649)	(374)	(342)

Net earnings (loss)	$(15,324)	$4,501	$5,874

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CAMCO FINANCIAL CORPORATION

STATEMENTS OF CASH FLOWS
Year ended December 31,

	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net earnings (loss) for the year	$(15,324)	$4,501	$5,874
Adjustments to reconcile net earnings (loss) to net cash flows provided by operating activities:
(undistributed earnings) distribution in excess of earnings of Advantage	16,168	(2,069)	(1,568)
Excess distribution from (undistributed net earnings of)
Camco Title	179	204	(148)
Gain on sale of office premises and equipment	—	—	(7)
Gain on sale of investments	—	(1)	—
Depreciation and amortization	48	41	49
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	40	54	17
Accounts payable and other liabilities	51	(47)	(32)
Accrued federal income taxes	(611)	(145)	(35)
Deferred federal income taxes	27	6	54

Net cash provided by operating activities	578	2,544	4,204
Cash flows from investing activities:
Proceeds from redemption of available for sale securities	—	3	—
Net increase in cash surrender value of life insurance	(37)	(36)	(37)
Purchase of office premises and equipment	—	—	(29)
Proceeds from sale of office premises and equipment	—	—	24
Proceeds from redemption of life insurance	—	—	126
(Increase) decrease in interest-bearing deposits in other financial institutions	(113)	5,072	1,838

Net cash provided by (used in) investing activities	(150)	5,039	1,922
Cash flows from financing activities:
Proceeds from exercise of stock options	—	31	20
Proceeds from subordinated debentures	—	5,000	—
Dividends paid	(2,953)	(4,411)	(4,471)
Purchase of treasury shares	—	(3,923)	(1,651)

Net cash used in financing activities	(2,953)	(3,303)	(6,102)

Net increase (decrease) in cash and cash equivalents	(2,525)	4,280	24
Cash and cash equivalents at beginning of year	4,403	123	99

Cash and cash equivalents at end of year	$1,878	$4,403	$123

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ohio statutes impose certain limitations on the payment of dividends and other capital distributions by banks. Generally, absent approval of the Superintendent of Banks, such statutes limit dividend and capital distributions to earnings of the current and two preceding years.

NOTE N —	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the Corporation’s quarterly results for the years ended December 31, 2008 and 2007.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)

2008:
Total interest income	$13,277	$14,107	$14,315	$15,084
Total interest expense	7,080	7,441	7,849	8,604

Net interest income	6,197	6,666	6,466	6,480
Provision for losses on loans	11,031	590	850	2,322
Other income	(1,228)	1,804	1,813	1,319
General, administrative and other expenses	14,553	6,586	6,886	7,139

Earnings (loss) before income taxes (credits)	(20,615)	1,294	543	(1,662)
Federal income taxes (credits)	(4,852)	225	170	(659)

Net earnings (loss)	$(15,763)	$1,069	$373	$(1,003)

Earnings (loss) per share:
Basic	$(2.20)	$.15	$.05	$(.14)

Diluted	$(2.20)	$.15	$.05	$(.14)

The decrease in 4th quarter earnings was primarily due to the additional $10.8 million in the provision for loan losses, coupled with a $6.7 million in goodwill impairment charges.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)

2007:
Total interest income	$16,159	$16,434	$16,535	$16,189
Total interest expense	9,089	9,445	9,085	8,802

Net interest income	7,070	6,989	7,450	7,387
Provision for losses on loans	980	200	120	195
Other income	1,724	1,495	1,063	1,568
General, administrative and other expenses	6,763	7,223	6,436	6,563

Earnings before income taxes	1,051	1,061	1,957	2,197
Federal income taxes	244	218	610	693

Net earnings	$807	$843	$1,347	$1,504

Earnings per share:
Basic	$.11	$.12	$.18	$.20

Diluted	$.11	$.12	$.18	$.20

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure control and procedures were effective.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this Annual Report on Form 10-K. The Corporation’s independent registered public accounting firm reported on the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s report are included with our 2008 consolidated financial statements in Item 8 of this Annual Report on Form 10-K under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and acting Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the fourth quarter of 2008. In connection with such evaluation, the Company has determined that there have been changes in internal control over financial reporting that are reasonably likely to materially affect the Company’s internal control over financial reporting. As discussed in Management’s Report on Internal Control Over Financial Reporting, the Company identified two control deficiencies it concluded were material weaknesses in internal control over financial reporting.

As of December 31, 2008, the Company had not fully remediated the material weaknesses in the Company’s internal control over financial reporting. However, as of March 5, 2009, the Company has taken the following remedial actions:

•	A new third party provider was identified to conduct the quarterly valuation of MSRs and management will conduct a detailed review of the assumptions used with special attention to prepayments speeds in the current lower rate environment.

•	Management has established a new quarterly frequency for the valuation of all properties within our Other Real Estate Owned portfolio. These valuations will use reliable independent sources of market value

Although we believe that the improvements in our internal control processes as designed are adequate to remediate the material weakness, we will not consider the material weakness to be remediated until the new processes operate for a sufficient period of time, and we are confident that they are operating effectively.

Item 9B.	Other Information.

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information contained under the captions “Election of Directors,” “Incumbent Directors,” “Executive Officers,” “Board Meetings, Committees and Compensation of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed by Camco on or about April 17, 2009 (“2009 Proxy Statement”), is incorporated herein by reference.

Camco has adopted a Code of Ethics that applies to all directors and employees. The Code of Ethics is posted on Camco’s website at www.camcofinancial.com.

Item 11.	Executive Compensation.

The information contained in the 2009 Proxy Statement under the captions, “Board Meetings, Committees and Compensation of Directors.” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Executive Officers” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the 2009 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

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

The following table shows, as of December 31, 2008, the number of common shares issuable upon the exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Plans, excluding shares issuable upon exercise of outstanding stock options.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column (a))

Equity compensation plans approved by security holders	260,703	$14.11	217,103

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2009 Proxy Statement under the captions “Related Person Transactions” and “Board Meetings, Committees and Compensation of Directors” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information contained in the 2009 Proxy Statement under the captions “Audit and Risk Management Committee Report” and “Audit Fees” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibits.

3(i)	Certificate of Incorporation
3(ii)	Bylaws
4	Letter of Agreement to Furnish Copies of Long-term Debt Instruments and Agreements
10(i)	Employment Agreement between Camco and James E. Huston
10(iii)	Form of 2002 Salary Continuation Agreement
10(iv)	Form of 1996 Salary Continuation Agreement
10(v)	Form of Executive Deferred Compensation Agreement
10(vi)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan
10(vii)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan
10(viii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan
10(ix)	Camco Financial Corporation 2002 Equity Incentive Plan
10(x)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan
10(xi)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan
10(xii)	Camco Financial Corporation 1995 Stock Option and Incentive Plan
10(xiii)	Westwood Homestead Financial Corporation 1997 Stock Option Plan
10(xiv)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan
10(xv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan
10(xvi)	Summary of Cash Bonus Plan
10(xvii)	Change of Control Agreement including Attachment A listing participants
10(xviii)	Restricted Stock Award Agreement of James E. Huston
10(xix)	Stock Option Award Agreement of James E. Huston
10(xx)	Amendment to 1997 Stock Option Plan
10(xxi)	Amendment to 2002 Stock Option Plan
10(xxii)	Amendment to Change of Control Agreements
10(xxiii)	Amendment to Salary Continuation Agreements
11	Statement regarding computation of per share earnings
14	Code of Ethics
21	Subsidiaries of Camco
23	Consent of Plante & Moran PLLC regarding Camco’s Consolidated Financial Statements and Form S-8
31(i)	Certification of Chief Executive Officer
31(ii)	Certification of Chief Financial Officer
32(i)	Certification of Chief Executive Officer
32(ii)	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Camco Financial Corporation

By	/s/ James E. Huston
James E. Huston,
Chairman, President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Jeffrey T. Tucker Jeffrey T. Tucker, Director	By /s/ Paul D. Leake Paul D. Leake, Director

Date: March 13, 2009	Date: March 13, 2009

By /s/ Carson K. Miller Carson K. Miller Director	By /s/ Terry A. Feick Terry A. Feick, Director

Date: March 13, 2009	Date: March 13, 2009

By /s/ Edward D. Goodyear Edward D. Goodyear, Director	By /s/ Andrew S. Dix Andrew S. Dix Director

Date: March 13, 2009	Date: March 13, 2009

By /s/ J. Timothy Young J. Timothy Young Director	By /s/ Douglas F Mock Douglas F. Mock Director

Date: March 13 , 2009	Date: March 13, 2009

By /s/ James E. Brooks James E. Brooks Chief Financial Officer

Date: March 13, 2009

INDEX TO EXHIBITS

Item	Description	Document Reference

Exhibit 3(i)	Third Restated Certificate of Incorporation of Camco Financial Corporation, as amended	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Film no. 04668873 (“2003 Form 10-K”), Exhibit 3(i)
Exhibit 3(ii)	2003 Amended and Restated By-Laws of Camco Financial Corporation	Incorporated by reference to Camco’s Annual Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Exhibit 3(ii)
Exhibit 4	Letter of Agreement to Furnish Copies of Long-term Debt Instruments and Agreements	Filed herewith
Exhibit 10(i)	Employment Agreement dated January 1, 2001, by and between Camco Financial Corporation and James E. Huston	Incorporated by reference to Camco’s 8-K filed or January 7, 2009, film no. 09512081 (“2009 8-K”), Exhibit 10
Exhibit 10(iii)	Form of 2002 Salary Continuation Agreement, including individualized Schedule A’s for each participant	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(iv)
Exhibit 10(iv)	Form of 1996 Salary Continuation Agreement, including Schedule A’s for D. Edward Rugg and Edward A. Wright	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(iv)
Exhibit 10(v)	Form of Executive Deferred Compensation Agreement	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(vi)
Exhibit 10(vi)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90142, Exhibit 4.01
Exhibit 10(vii)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(vii)
Exhibit 10(viii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(viii)
Exhibit 10(ix)	Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90152, Exhibit 4.01
Exhibit 10(x)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan Exhibit 10.5	Incorporated by reference to Camco’s Form 8-K filed on February 2, 2005, film no. 05570393 (“2005 8-K”),
Exhibit 10(xi)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(xi)
Exhibit 10(xii)	Camco Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90166, Exhibit 4.01
Exhibit 10(xiii)	Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to Camco’s Form S-8 filed on January 5, 2000, File Number 333-94113, Exhibit 4.01
Exhibit 10(xiv)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8-K, Exhibit 10.4

Item	Description	Document Reference

Exhibit 10(xv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8-K, Exhibit 10.3
Exhibit 10(xvi)	Summary of Bonus Plan	Filed herewith
Exhibit 10(xvii)	Change of Control Agreement including Attachment A listing participants	Filed herewith
Exhibit 10(xviii)	Restricted Stock Award Agreement of James E. Huston	Filed herewith
Exhibit 10(xix)	Stock Option Award Agreement of James E. Huston	Filed herewith
Exhibit 10(xx)	Amendment to 1997 Stock Option Plan	Filed herewith
Exhibit 10(xxi)	Amendment to 2002 Stock Option Plan	Filed herewith
Exhibit 10(xxii)	Amendment to Change of Control Agreements	Filed herewith
Exhibit 10(xxiii)	Amendment to Salary Continuation Agreements	Filed herewith
Exhibit 14	Code of Ethics	Camco elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.camcofinancial.com
Exhibit 21	Subsidiaries of Camco	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 21
Exhibit 23	Consent of Plante & Moran PLLC regarding Camco’s Consolidated Financial Statements and Form S-8	Filed herewith
Exhibit 31(i)	Section 302 Certification by Chief Executive Officer	Filed herewith
Exhibit 31(ii)	Section 302 Certification by Chief Financial Officer	Filed herewith
Exhibit 32(i)	Section 1350 Certification by Chief Executive Officer	Filed herewith
Exhibit 32(ii)	Section 1350 Certification by Chief Financial Officer	Filed herewith