Form 10-Q
period 2009-03-31
CAMCO FINANCIAL CORP
filed 2009-05-11
CIK 16614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (740) 435-2020
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2009, the latest practicable date, 7,155,595 shares of the registrant’s common stock, $1.00 par value, were outstanding.

Camco Financial Corporation

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash and due from banks	$20,284	$17,013
Interest-bearing deposits in other financial institutions	35,724	35,272

Cash and cash equivalents	56,008	52,285
Securities available for sale, at fair value	85,168	85,352
Securities held to maturity, at cost, approximate fair value of $10,421 and $13,530 as of March 31, 2009 and December 31, 2008, respectively	10,338	13,406
Loans held for sale — at lower of cost or fair value	4,340	2,185
Loans receivable – net	723,575	756,641
Office premises and equipment – net	11,651	11,868
Real estate acquired through foreclosure	6,041	5,841
Federal Home Loan Bank stock — at cost	29,888	29,888
Accrued interest receivable	4,414	4,118
Mortgage servicing rights – at lower of cost or fair value	3,790	3,731
Prepaid expenses and other assets	7,020	10,785
Cash surrender value of life insurance	22,749	22,532
Prepaid and refundable federal income taxes	1,907	1,814

Total assets	$966,889	$1,000,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$720,264	$723,956
Advances from the Federal Home Loan Bank and other borrowings	158,564	183,833
Advances by borrowers for taxes and insurance	917	2,458
Accounts payable and accrued liabilities	13,213	16,942
Deferred federal income taxes – net	1,669	1,557

Total liabilities	$894,627	$928,746

Commitments	—	—

Stockholders’ equity:
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	$—	$—
Common stock — $1 par value; authorized 14,900,000 shares; 8,884,509 and 8,834,508 shares issued at March 31, 2009 and December 31, 2008	8,885	8,835
Unearned compensation; 50,000 shares	(100)	—
Additional paid-in capital	60,124	59,896
Retained earnings	26,218	26,055
Accumulated other comprehensive income net of related tax effects	1,249	1,028
Treasury stock - 1,678,913 shares at March 31, 2009 and December 31, 2008, at cost	(24,114)	(24,114)

Total stockholders’ equity	72,262	71,700

Total liabilities and stockholders’ equity	$966,889	$1,000,446

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended March 31,
(In thousands, except per share data)

	2009	2008
Interest and dividend income
Loans	$10,567	$13,524
Investment securities	975	1,076
Other interest-earning accounts	345	484

Total interest and dividend income	11,887	15,084

Interest Expense
Deposits	4,473	6,401
Borrowings	1,569	2,203

Total interest expense	6,042	8,604

Net interest income	5,845	6,480

Provision for losses on loans	648	2,322

Net interest income after provision for losses on loans	5,197	4,158

Other income
Late charges, rent and other	461	352
Loan servicing fees	316	330
Service charges and other fees on deposits	501	581
Gain on sale of loans	369	119
Mortgage servicing rights – net	60	(309)
Gain on sale of mortgage-backed securities and fixed assets	—	3
Income on cash surrender value life	256	243

Total other income	1,963	1,319

General, administrative and other expenses
Employee compensation and benefits	3,476	3,569
Occupancy and equipment	782	893
Data processing	307	228
Advertising	172	196
Franchise taxes	268	346
Postage, supplies and office expenses	360	370
Travel, training and insurance	347	249
Professional services	444	408
Transaction processing	274	246
Real estate owned and other expenses	277	336
Loan expenses	296	298

Total general, administrative and other expense	7,003	7,139

Earnings (Loss) before federal income taxes	157	(1,662)

Federal income taxes	(78)	(659)

NET EARNINGS (LOSS)	$235	$(1,003)

EARNINGS (LOSS) PER SHARE
Basic	$.03	$(.14)

Diluted	$.03	$(.14)

Dividends declared per share	$.01	$.15

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31,
(In thousands)

	2009	2008
Net earnings (loss)	$235	$(1,003)

Other comprehensive income, net of tax:
Unrealized holding gains on securities during the period, net of tax effects of $114 and $350 in 2009 and 2008, respectively	221	679

Reclassification adjustment for realized gains included in net earnings, net of taxes of $0 and $1 in 2009 and 2008, respectively	—	(2)

Comprehensive income (loss)	$456	$(326)

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
(In thousands)

	2009	2008
Cash flows from operating activities:
Net earnings (loss) for the period	$235	$(1,003)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees	150	54
Amortization of premiums and discounts on investment and mortgage-backed securities — net	(24)	35
Amortization of mortgage servicing rights — net	224	425
Depreciation and amortization	317	343
Provision for losses on loans	648	2,322
Stock option expense	228	52
Restricted stock / unearned compensation	(50)	—
Deferred federal income taxes	(1)	(48)
(Gain) loss on sale of real estate acquired through foreclosure	5	74
Gain on sale of investments and fixed assets	—	(3)
Federal Home Loan Bank stock dividends	—	(375)
Gain on sale of loans	(369)	(119)
Loans originated for sale in the secondary market	(28,166)	(11,233)
Proceeds from sale of loans in the secondary market	26,380	13,092
Net increase in cash surrender value of life insurance	(217)	(200)

Increase (decrease) in cash due to changes in:
Accrued interest receivable	198	354
Prepaid expenses and other assets	(1,538)	(457)
Accrued interest and other liabilities	1,021	(589)
Federal income taxes
Current	(93)	(802)

Net cash provided by (used in) operating activities	(1,052)	1,922

Cash flows provided by (used in) investing activities:
Proceeds from sale of investment securities	—	4,254
Principal repayments, maturities on securities	15,111	14,177
Purchases of investment securities designated as available for sale	(11,501)	(20,471)
Loan principal repayments	74,966	72,126
Loan disbursements	(44,751)	(60,562)
Proceeds from sale of office premises and equipment	—	2
Additions to office premises and equipment	(100)	(165)
Proceeds from sale of real estate acquired through foreclosure	1,624	1,840

Net cash provided by investing activities	35,349	11,201

Net cash provided by operating and investing activities balance carried forward	34,297	13,123

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the three months ended March 31,
(In thousands)

	2009	2008
Net cash provided by operating and investing activities (balance brought forward)	$34,297	$13,123

Cash flows provided by (used in) financing activities:
Net increase(decrease) in deposits	(3,692)	38,596
Proceeds from Federal Home Loan Bank advances	15,000	51,739
Repayment of Federal Home Loan Bank advances	(40,269)	(78,060)
Dividends paid on common stock	(72)	(1,074)
Decrease in advances by borrowers for taxes and insurance	(1,541)	(1,375)

Net cash provided by (used) in financing activities	(30,574)	9,826

Increase (decrease) in cash and cash equivalents	3,723	22,949

Cash and cash equivalents at beginning of period	52,285	23,004

Cash and cash equivalents at end of period	$56,008	$45,953

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and borrowings	$6,266	$8,391

Supplemental disclosure of noncash investing activities:
Recognition of mortgage servicing rights in accordance with SFAS No. 140	$284	$172
Transfers from loans to real estate acquired through foreclosure	1,917	2,538
Dividends declared but unpaid	—	1,073

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three-month periods ended March 31, 2009 and 2008
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2008. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2009, are not necessarily indicative of the results which may be expected for the entire year.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Camco and its two wholly-owned subsidiaries: Advantage Bank (“Advantage” or the “Bank”) and Camco Title Agency, Inc.

3.	Critical Accounting Policies

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of mortgage servicing rights. Actual results could differ from those estimates.

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
For the three-month periods ended March 31, 2009 and 2008
Mortgage Servicing Rights (continued)

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

	For the three months ended
	March 31,
(in thousands, except per share information)	2009	2008
BASIC:
Net earnings (loss)	$235	$(1,003)

Weighted average common shares outstanding	7,193	7,155

Earnings (Loss) per share — Basic	$0.03	$(.14)

DILUTED:
Net earnings (loss)	$235	$(1,003)

Weighted average common shares outstanding	7,193	7,155
Dilutive effect of stock options	—	—

Total common shares and dilutive potential common shares	7,193	7,155

Earnings (Loss) per share — Diluted	$0.03	$(.14)

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three-month periods ended March 31, 2009 and 2008
5.	Stock Option Plans

In accordance with SFAS No. 123R, “Accounting for Stock-Based Compensation,” stock-based compensation is recognized based on fair value of the award.

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted during the three months ended March 31, 2009 and 2008:

	2009	2008
Fair value, calculated	$1.43	$0.58
Exercise Price	$2.46	$8.92
Risk-free interest rate	2.66%	3.52%
Expected stock price volatility	61.00%	15.75%
Expected dividend yield	1.63%	6.00%
Expected Life	10 years	10 years
A summary of the status of the Corporation’s stock option plans as of March 31, 2009 and December 31, 2008, and changes during the periods ending on those dates is presented below:

	Three Months ended		Year ended
	March 31, 2009		December 31, 2008
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of period	260,703	$14.11	318,238	$15.10
Granted	80,000	2.46	47,167	9.07
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(16,302)	10.18	(104,702)	14.84

Outstanding at end of period	324,401	$11.44	260,703	$14.11

Options exercisable at period end	221,753	$11.23	195,717	$15.01

Weighted-average fair value of options granted during the year		$1.43		$0.74

     The following information applies to options outstanding at March 31, 2009:

	Options outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.89 — 2.50	80,000	9.9	$2.46	80,000	$2.46
8.92-11.15	31,045	6.9	$8.99	16,864	9.04
11.36-14.20	93,297	4.5	13.52	79,830	13.58
14.55-18.19	120,059	4.0	16.42	120,059	16.42

	324,401	4.5	11.44	221,753	11.23

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three-month periods ended March 31, 2009 and 2008
6.	Fair Value

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

The following table presents financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2009	Level 1	Level 2	Level 3
Securities available for sale	$85,168	$—	$85,168	$—
The following table presents financial assets and liabilities measured on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2009	Level 1	Level 2	Level 3
Impaired loans	$44,799	$—	$—	$44,799
Loans held for sale	4,340	—	—	4,340
Mortgage servicing rights	3,790	—	—	3,790
Real estate acquired through foreclosure	6,041	—	—	6,041
Impaired loans, which are measured for impairment using the fair value of the collateral at March 31, 2009, had a carrying amount of $50.9 million, with a valuation allowance of $6.1 million, resulting in an additional provision for loan losses of $500,000 during the first quarter of 2009.

Loans held for sale are originated on forward commitment contracts and are reported at the lower of cost or fair value. All loans held for sale at March 31, 2009, are secured by liens on 1-4 family residential properties.

Mortgage servicing rights are recognized as separate assets when loans are sold with servicing retained. A pooling methodology to the servicing valuation, in which loans with similar characteristics are “pooled” together, is applied for valuation purposes. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three-month periods ended March 31, 2009 and 2008
present value of future earnings that the bank could expect to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, interest earned on float, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated fair value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing.

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
These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:
•	competition in the industry and markets in which we operate;

•	changes in general interest rates;

•	rapid changes in technology affecting the financial services industry;

•	changes in government regulation; and

•	general economic and business conditions

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
For the three-month periods ended March 31, 2009 and 2008
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
Discussion of Financial Condition Changes from December 31, 2008 to March 31, 2009
At March 31, 2009, Camco’s consolidated assets totaled $967.0 million, a decrease of $33.6 million, or 3.4%, from December 31, 2008. The decrease in total assets resulted primarily from decreases in loans receivable. We expect total asset growth to be limited in the near term as the unemployment rates continue to rise and the economy continues to struggle. The current decrease in loan rates has contributed to additional profits relating to the sale of fixed rate loans. Pay downs of loans and possible future growth in deposits would most likely be used to reduce outstanding borrowings and brokered deposits.
Cash and interest-bearing deposits in other financial institutions totaled $56.0 million at March 31, 2009, an increase of $3.7 million, or 7.1%, from December 31, 2008. As noted in our annual report for fiscal year 2008, we have improved our liquidity position by reducing borrowings and will continue to utilize excess cash to reduce borrowings and deploy into loans and investment securities in the second quarter of 2009.
As of March 31, 2009 securities totaled $95.5 million, a decrease of $3.3 million, or 3.3%, from December 31, 2008, due to principal repayments of $15.1 million offset partially by purchases totaling $11.5 million and the increase in the fair value of securities available for sale of $334,000 for the three-month period ended March 31, 2009. Purchases were comprised of intermediate-term callable notes and mortgage-backed securities issued by U.S. Government sponsored enterprises with an average yield of 2.0%. All of the securities purchased were classified as available for sale.
Loans receivable, including loans held for sale, totaled $727.9 million at March 31, 2009, a decrease of $30.9 million, or 4.1%, from December 31, 2008. The decrease resulted primarily from principal repayments of $75.0 million and loan sales of $26.0 million which were partially offset by loan disbursements totaling $72.9 million. The volume of loans originated for sale in the secondary market during the first three months of 2009 increased compared to the 2008 period by $16.9 million, or 150.1%. In conjunction with increased originations the volume of loan sales increased by $13.0 million or 100.5% year to year. While we have seen a slight increase in prepayments on residential mortgage loans, our ability to originate new residential mortgage loans has been improved by the decrease in rates and refinancing of 1-4 family residential homes.
Loan originations during the three-month period ended March 31, 2009, included $39.3 million in loans secured by one- to four-family residential real estate, $23.3 million of commercial loans, and $10.3 million in consumer and other loans. Our intent is to continue to service our communities in 1-4 family residential, consumer and commercial real estate lending in future periods.
Further deterioration of the residential loan market in Ohio may result in a continued shift in the loan portfolio toward commercial and consumer loans. We have embraced the strategy of transforming our balance sheet toward commercial and consumer loans and we have introduced new leadership to our commercial lending team during the first quarter of 2009 to expand our product offering and improve the execution of our relationship lending within the markets in our footprint.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
For the three-month periods ended March 31, 2009 and 2008
The allowance for loan losses totaled $15.9 million and $15.7 million at March 31, 2009, and December 31, 2008, representing 27.3% and 29.4% of nonperforming loans, respectively, at those dates. Nonperforming loans (loans with three payments or more delinquent plus nonaccrual loans) totaled $58.0 million and $53.5 million at March 31, 2009 and December 31, 2008, respectively, constituting 7.9% and 7.1% of total net loans, including loans held for sale, at those dates. Net charge-offs totaled $535,000 for the first quarter of 2009.
The following table details delinquent and nonperforming loans at March 31, 2009 and December 31, 2008:

	March 31, 2009			December 31, 2008
		90+ days			90+ days
	30 - 89 days	delinquent,		30 - 89 days	delinquent,
In thousands	delinquent	accruing	Nonaccrual	delinquent	accruing	Nonaccrual
Construction and development	37		9,180	$253	$—	$8,603
HELOC and second mortgage	2,195		5,815	2,434	—	4,962
1-4 Family	6,792		21,051	6,419	44	17,203
Multifamily	729	351	3,559	30	—	3,139
Commercial and agricultural	432		17,944	759	—	19,450
Consumer and other	55	—	102	89	—	127

Total	$10,240	$351	$57,651	$9,984	$44	$53,484

Although we believe that the allowance for loan losses at March 31, 2009, is adequate to cover probable, incurred losses inherent in the loan portfolio at that date based upon the available facts and circumstances, there can be no assurance that additions to the allowance for loan losses will not be necessary in future periods, which could adversely affect our results of operations. Unemployment rates in our markets and Ohio in general, are higher than the national average, and bankruptcy and foreclosure filings in Ohio are high compared to the rest of the nation. Additionally, Ohio is experiencing declining values of residential real estate. However, Ohio in general has not experienced significant increases in home values over the past five years like many regions in the U.S., which should comparatively mitigate losses on loans. Nonetheless, these factors, compounded by a very uncertain national economic outlook, may increase the level of future losses beyond our current expectations.
Deposits totaled $720.3 million at March 31, 2009 a decrease of $3.7 million, or .5%, from the total at December 31, 2008. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008		Change
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$34,562	0.00%	$37,526	0.00%	$(2,964)	0.00%
Interest-bearing demand	91,416	0.72	87,199	0.91	4,217	(0.19)
Money market	110,871	0.69	112,749	1.35	(1,878)	(0.66)
Savings	36,641	0.25	33,838	0.26	2,803	(0.01)
Certificates of deposit – retail	400,856	3.40	413,134	3.75	(12,278)	(0.35)
Certificates of deposit – brokered	45,918	3.36	39,510	4.23	6,408	(0.87)

Total deposits	$720,264	2.32%	$723,956	2.71%	$(3,692)	(0.39)%

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

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
For the three-month periods ended March 31, 2009 and 2008
The increase in money market and interest-bearing demand deposit accounts from certificates of deposit is due to customers showing preference toward liquid deposit accounts in anticipation of future increases in interest rates.
This shift in the mix of the deposit portfolio from higher-cost certificates of deposits to lower-costing money market and interest-bearing demand accounts and decreasing rates has helped reduce our cost of funds during the first quarter of 2009. However, we will not be able to continue reducing rates as strongly in the second quarter of 2009 as they are currently at very low levels. In addition, we have a significant level of higher cost certificates of deposit maturing in 2009. These maturities that will help to reduce our cost of funds further during the remainder of the current year.
Advances from the FHLB and other borrowings totaled $158.6 million at March 31, 2009, a decrease of $25.3 million, or 13.7%, from the total at December 31, 2008. The decrease in borrowings was primarily due to the decrease in FHLB advances of $38.2 million as we continue to reduce borrowings as a result of the net decrease in the loan portfolio. We have also issued brokered deposits to reduce our outstanding borrowings with the FHLB. See “Liquidity and Capital Resources” for further discussion on our borrowings position.
Stockholders’ equity totaled $72.3 million at March 31, 2009, an increase of $562,000, or 0.8%, from December 31, 2008. The increase resulted primarily from net earnings of $235,000, and falling interest rates improved the fair value of our investments securities, which resulted in an increase in unrealized gains on available for sale securities, net of tax, of $220,000. These increases were offset partially by dividends of $71,600.
Comparison of Results of Operations for the Three Months Ended March 31, 2009 and 2008
Camco’s net earnings for the three months ended March 31, 2009, totaled $235,000, an increase of $1.2 million, from the net loss of $1.0 million reported in the comparable 2008 period. On a per share basis, the net earnings during the first quarter of 2009 were $0.03, compared to loss of $.14 per share in the first quarter of 2008. The increase in earnings was primarily attributable to a decrease in the provision for losses on loans of $1.7 million, before the effect of federal income taxes.
Net Interest Income
Net interest income totaled $5.8 million for the three months ended March 31, 2009, a decrease of $635,000, or 9.8%, compared to the three-month period ended March 31, 2008, generally reflecting the effects of a $29.5 million decrease in the average balance of interest earning assets. Net interest margin fell to 2.62% in the first quarter of 2009 compared to 2.68% in the fourth quarter of 2008 and 2.81% in the first quarter of 2008. The compression in net interest margin during the first quarter of 2009, compared to the first quarter of 2008, was due to a lower volume of interest- earning assets and a lower yield on those assets offset partially by lower cost of interest-earning liabilities in the first quarter of 2009.
Margin pressure is a challenge due to the yield on assets declining at a faster rate than the cost of funds. At the same time, the loan portfolio has not grown to offset the tighter spreads. While portfolio loan production has slowed, we continue to diversify the loan portfolio by encouraging continued growth in commercial and consumer loan balances as these types of loans are normally higher-yielding assets than conventional mortgage loans.
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

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
For the three-month periods ended March 31, 2009 and 2008

Three Months Ended March 31,	2009			2008
(Dollars in thousands)	Average	Interest	Average	Average	Interest	Average
	outstanding	earned	yield/	outstanding	earned	yield/
	balance	/ paid	rate	balance	/ paid	rate
Interest-earning assets:
Loans receivable (1)	704,211	10,567	6.00%	$787,903	13,524	6.87%
Securities	94,220	975	4.14%	93,409	1,076	4.61%
FHLB stock	29,888	338	4.52%	28,816	375	5.21%
Other Interest-bearing accounts	64,493	7	0.04%	12,196	109	3.57%

Total interest-earning assets	892,812	11,887	5.33%	922,324	15,084	6.54%

Noninterest-earning assets (2)	92,221			103,551

Total average assets	$985,033			$1,025,875

Interest-bearing liabilities:
Deposits	685,870	4,473	2.61%	674,181	6,401	3.80%
FHLB advances and other	169,723	1,569	3.70%	203,526	2,203	4.33%

Total interest-bearing liabilities	855,593	6,042	2.82%	877,707	8,604	3.92%

Noninterest-bearing deposits	38,064			38,631
Noninterest-bearing liabilities	19,447			21,737

Total average liabilities	913,104			938,075
Total average shareholders’ equity	71,929			87,800

Total liabilities and shareholders’ equity	$985,033			$1,025,875

Net interest income/Interest rate spread		$5,845	2.51%		$6,480	2.62%

Net interest margin (3)			2.62%			2.81%

Average interest-earning assets to average interest-bearing liabilities			107.88%			107.57%

(1)	Includes loans held for sale. Loan fees are immaterial.

(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses

(3)	Net interest income as a percent of average interest-earning assets
Interest income on loans totaled $10.6 million for the three months ended March 31, 2009, a decrease of $3.0, or 21.9%, from the comparable 2008 period. The decrease resulted primarily from a decrease in the average balance outstanding of $83.7 million in 2009 compared to the first quarter of 2008. An 87 basis point decrease in the average yield in the 2009 period also negatively impacted interest income on loans. The Prime rate was 275 basis points lower during the first three months of 2009 compared to the first quarter of 2008, which was a key driver for the decrease in the yield on loans in 2009 as most of the loans tied to the Prime rate re-price within a month of a change in the rate.
Interest income on securities totaled $975,000 for the three months ended March 31, 2009, a decrease of $101,000, or 9.4%, from the first quarter of 2008. The decrease was due primarily to a 47 basis point decrease in the average yield, to 4.14% for the 2009 period offset partially by an $811,000, or .9%, increase in the average balance outstanding in the first quarter of 2009 from the first quarter of 2008, coupled with a.
Dividend income on FHLB stock decreased by $37,000, or 9.9%, due primarily to a 69 basis point decrease in the average yield, to 4.52% in 2009. Interest income on other interest bearing accounts decreased $102,000 or 93.6%, due primarily to a 350 basis point decrease in the average yield, to .04%. This decrease was due to higher balances needed to compensate for charges at correspondent banks leaving less balance for interest calculation coupled with decreased rates.
Interest expense on deposits totaled $4.5 million for the three months ended March 31, 2009, a decrease of $1.9 million, or 30.1%, compared to the same quarter in 2008 due primarily to a 119 basis point decrease in the average cost of deposits to 2.61%

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
For the three-month periods ended March 31, 2009 and 2008
in the current quarter, offset partially by a $11.7 million, or 1.7%, increase in average interest bearing deposits outstanding. While the cost of deposits was lower in the first quarter of 2009 compared to the first quarter of 2008, the cost in 2009 is expected to stabilize as rates are at lowest levels. However, the interest-bearing deposit portfolio continues to re-price certificates of deposit in 2009, which should decrease costs further if rates continue to be at the current low levels. Although, competitive pressures may limit our ability to reduce interest rates paid on deposits further.
Interest expense on borrowings totaled $1.6 million for the three months ended March 31, 2009 a decrease of $634,000, or 28.8%, from the same 2008 three-month period. The decrease resulted primarily from a $33.8 million, or 16.6%, decrease in the average borrowings outstanding coupled with a 63 basis point decrease in the average cost of borrowings to 3.7%.
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
Based upon an analysis of these factors and an uncertain and pessimistic economic outlook, we increased the provision for losses on loans by $648,000 for the three months ended March 31, 2009, compared to $2.3 million for the same period in 2008. We believe our loans are adequately reserved for probable losses inherent in our loan portfolio at March 31, 2009. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses.
Other Income
Other income totaled $2.0 million for the three months ended March 31, 2009 an increase of $644,000, or 48.8%, from the comparable 2008 period. The increase in other income was primarily attributable to a $369,000 increase in the valuation of mortgage servicing rights, an increase of $250,000 in gain on sale of loans income, and a $109,000 increase in late charges, rent and other.
The increases in the valuation of mortgage servicing rights and gain on sale are primarily due to increased sales of $13.0 million from the comparable period in 2008. The increase in rent and other was due to increased revenue earned at our title agency.
General, Administrative and Other Expense
General, administrative and other expense totaled $7.0 million for the three months ended March 31, 2009 a decrease of $136,000 or 1.9%, from the comparable period in 2008. The decrease in general, administrative and other expense was due primarily to a decrease of $111,000 in occupancy and equipment, a $93,000 decrease in employee compensation and benefits and a $59,000 decrease in real estate owned and other expense. These decreases were partially offset by an increase of $98,000 in travel, training and insurance.
The decrease in general, administrative and other expense was due to reduction in work force which has decreased employee compensation, employee benefits, payroll taxes and 401k match. The decrease in occupancy and equipment was due to decreasing depreciation coupled with fewer repairs in the current year. The decrease in real estate owned and other expenses was due to loss on the sale relating to real estate owned. The increase in travel, training and insurance was due to increased federal deposit insurance premiums.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
For the three-month periods ended March 31, 2009 and 2008
Federal Income Taxes
The provision for federal income taxes totaled ($78,000) for the three months ended March 31, 2009. Tax credits related to our investment in affordable housing partnerships totaled $81,000 in 2009.
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
The decrease in the outstanding balance of loans in 2009 was the main driver for the increase in cash provided by investing activities, which totaled $35.3 million in 2009, compared to $11.2 million in 2008. New loan production was lower and principal repayments were higher in 2009 compared to the first quarter of 2008. Some of these cash flows were used to acquire investment securities in 2009. We also encountered some calls of investment securities by the issuer during the first quarter of 2009 due to the significantly lower interest rate environment in 2009. As noted in our 2008 Annual Report and Form 10-K for December 31, 2008, we intend to hold some of our excess funding in cash equivalents or short-term investments to improve our liquidity position.
Approximately $40.0 million, of our investment and mortgage-backed securities portfolio is expected to mature or prepay in the remainder of 2009. While these maturities could provide a significant source of liquidity in the short term, we have a significant level of public funds deposits and repurchase agreements, which limits our ability to use these funds freely due to the collateral requirements of those deposits and repurchase agreements. State and local political subdivision deposits totaled $57.0 million at March 31, 2009 and $60.2 million at December 31, 2008.
Approximately $266.6 million of our certificate of deposit portfolio is scheduled to mature within twelve months of March 31, 2009, and the weighted average rate paid on those maturing deposits is 3.45%. While depositors showed a preference toward short term certificates or other issuances less than 18 months during 2008, we have had recent success in increasing longer-term deposits with 18 to 24 month maturities. This helps to reduce liquidity pressure on the Corporation and allows us to lock in rates on deposits in a low interest rate environment. Competition for deposits is very strong in our markets.
FHLB advances are another funding source. In the past, we have depended heavily on borrowings to fund balance sheet growth. While significant strategic and tactical focus is being placed on deposit growth, borrowings and additional borrowing capacity at the FHLB are still vital sources of liquidity and growth funding. As we noted in our annual report for 2008, we forecasted and are experiencing, tightened lending standards from the FHLB in the form of higher collateral maintenance requirements. While we have been successful in significantly reducing our debt over the last year, we find that in the aggregate we can borrow less than we could a year ago. This capacity has decreased as our one to four-family loan portfolio, the primary collateral for FHLB borrowings, has shrunk and the increase in nonperforming loans has reduced our FHLB credit rating (and thereby increased its collateral requirements) in the latter half of 2008 and into 2009. The inability of the Bank to access contingency funding from the

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
For the three-month periods ended March 31, 2009 and 2008
FHLB may limit our growth and negatively affect earnings. We have improved on-balance-sheet liquidity in response to higher collateral maintenance requirements and decreases in our overall borrowing capacity.
We plan to continue to monitor our funding sources through brokered deposits and FHLB borrowings, but recognize that our current credit risk profile may restrict these sources. Our Funds Management Group will monitor the deposit rates in our markets to allow for competitive pricing in order to raise funds through deposits. Funds in excess of loan demand and available borrowing repayments will be held in short-term investments. We are taking these actions to proactively prepare for the possibility of continued deterioration in the credit markets and possible increases in nonperforming loans, which may further reduce our borrowing capacity at the FHLB further.
The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of March 31, 2009.

	Payments due by period
	Less
	than	1 – 3	3 – 5	More than
	1 year	Years	years	5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$204	$411	$284	$312	$1,211
Advances from the FHLB	68,293	23,000	25,527	27,046	143,866
Repurchase agreements	9,697	—	—	—	9,697
Certificates of deposit	206,179	220,603	18,920	1,073	446,775
Subordinated debentures (1)	—	—	—	5,000	5,000
Ohio equity funds for housing	1,189	959	301	227	2,676

Amount of commitments expiring per period:
Commitments to originate loans:
Overdraft lines of credit	$60,368	$—	$—	$—	$60,368
Home equity lines of credit	483	—	—	—	483
One- to four-family and multi-family
Loans (includes loans in process)	20,420	—	—	—	20,420
Commercial (includes loans in process & lines of credit)	4,188	—	—	—	4,188
Letters of credit	682	—	—	—	682
Total contractual obligations	$371,703	$244,973	$45,032	$33,658	$695,366

(1)	The subordinated debentures are redeemable, at Camco’s option.

The debentures mature on September 15, 2037.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
For the three-month periods ended March 31, 2009 and 2008
Camco and Advantage are required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2009, both companies exceeded all minimum regulatory capital requirements to be considered “well-capitalized.” The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at March 31, 2009:

						To be “well-
						capitalized” under
			For capital			prompt corrective
	Actual		Adequacy purposes			action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$83,778	12.99%	>$	51,612	>8.0%	>$	64,515	10.0%
Advantage Bank	$78,468	12.19%	>$	51,502	>8.0%	>$	64,377	10.0%

Tier I capital to risk-weighted assets:
Camco Financial Corporation	$75,634	11.72%	>$	25,806	>4.0%	>$	38,709	6.0%
Advantage Bank	$70,324	10.92%	>$	25,751	>4.0%	>$	38,626	6.0%

Tier I leverage to average assets:
Camco Financial Corporation	$75,634	7.70%	>$	39,290	>4.0%	>$	49,112	5.0%
Advantage Bank	$70,324	7.19%	>$	39,135	>4.0%	>$	48,919	5.0%
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
On March 4, 2009, Camco Financial Corporation (“Camco”) entered into a Memorandum of Understanding (the “MOU”) with the Federal Reserve Bank of Cleveland (the “Federal Reserve”). The MOU prohibits Camco from engaging in certain activities while the MOU is in effect, including, without the prior written approval of the Federal Reserve, (1) the declaration or payment of dividends to stockholders or (2) the repurchase of Camco’s stock.
On April 30, 2009, Camco Financial Corporation (“Camco”) was notified by The Federal Reserve Bank of Cleveland that it had conducted a “surveillance review” as of December 31, 2008. Based on that review, the Federal Reserve notified Camco that it must (i) eliminate shareholder dividends and (ii) defer interest payments on its 30-year junior subordinate deferrable interest notes that were issued to its wholly-owned subsidiary, Camco Statutory Trust I, in its trust preferred financing that was completed in July 2007. Camco and Camco Statutory Trust I are permitted to defer interest and dividend payments, respectively, for up to five consecutive years without resulting in a default. Camco may not resume these dividend or interest payments until it receives approval from the Federal Reserve.

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
To identify and manage interest rate risk, we employ an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on estimated cash flows and re-pricing characteristics and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes projections for activity levels in each of the product lines offered. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. Assumptions are inherently uncertain and the measurement of net interest income or the impact of rate fluctuations on net interest income cannot be precisely predicted. Actual results may differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.
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

Item 4: Controls and Procedures
     Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Camco’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures are effective.
     In the 1st quarter of 2009, the Company took the following remedial actions to correct the deficiency in internal control that was considered to be a material weakness at December 31, 2008:
     •   A new third party provider was identified to conduct the quarterly valuation of MSRs and management plans to conduct a detailed review on an ongoing basis of the assumptions used with special attention to prepayments speeds in the current lower rate environment.
     •   Management established a new quarterly frequency for the valuation of all properties within our Other Real Estate Owned portfolio. These valuations will use reliable independent sources of market value.
     Management believes that the improvements in our internal control processes as designed were adequate to remediate the material weakness. However, we will not consider the material weakness to be remediated until the new processes operate for a sufficient period of time, and we are confident that they are operating effectively.
PART II
ITEM 1. Legal Proceedings
Not applicable.
ITEM 1A. Risk Factors
     There are no material changes from the risk factors previously disclosed in the Corporation’s form 10-K for the year ended December 31, 2008.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On January 23, 2009, Camco awarded Mr. James E. Huston 50,000 shares of restricted stock in connection with his employment as Chief Executive Officer and President of Camco. The restricted stock vests over four years in equal installments of 12,500 shares each year, beginning on the first anniversary of the date of the restricted stock award. The restricted stock award was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

(b)	Not applicable

(c)	Not applicable
ITEM 3. Defaults Upon Senior Securities
Not applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
Not applicable
ITEM 5. Other Information
Not applicable

ITEM 6. Exhibits

Exhibit 10(i)	Salary Continuation Agreement with James E. Huston

Exhibit 10(ii)	Change of Control Agreement with James E. Brooks	Incorporated by reference to Camco’s Form 8-K filed on January 21, 2009, film no. 09537302 (“2009 8-K”)

Exhibit 31(i)	Section 302 certification by Chief Executive Officer

Exhibit 31(ii)	Section 302 Certification by Chief Financial Officer

Exhibit 32(i)	Section 1350 certification by Chief Executive Officer

Exhibit 32(ii)	Section 1350 certification by Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 7, 2009	By:	/s/ James E. Huston James E. Huston
Chief Executive Officer

Date:	May 7, 2009	By:	/s/ James E. Brooks James E. Brooks
Chief Financial Officer