Form 10-Q
period 2009-06-30
CAMCO FINANCIAL CORP
filed 2009-08-10
CIK 16614

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2009, the latest practicable date, 7,155,595 shares of the registrant’s common stock, $1.00 par value, were outstanding.

Camco Financial Corporation
INDEX

Page
PART I — FINANCIAL INFORMATION

Consolidated Statements of Financial Condition	3

Consolidated Statements of Earnings	4

Consolidated Statements of Comprehensive Income (Loss)	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	8

Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Quantitative and Qualitative Disclosures about Market Risk	28

Controls and Procedures	28

PART II — OTHER INFORMATION	29

SIGNATURES	32
EX-10
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Cash and due from banks	$20,554	$17,013
Interest-bearing deposits in other financial institutions	61,572	35,272

Cash and cash equivalents	82,126	52,285
Securities available for sale, at fair value	75,938	85,352
Securities held to maturity, at cost, approximate fair value of $2,265 and $13,530 as of June 30, 2009 and December 31, 2008, respectively	2,224	13,406
Loans held for sale — at lower of cost or fair value	5,370	2,185
Loans receivable — net	696,477	756,641
Office premises and equipment — net	11,428	11,868
Real estate acquired through foreclosure	5,963	5,841

Federal Home Loan Bank stock — at cost	29,888	29,888
Accrued interest receivable	3,990	4,118
Mortgage servicing rights — at lower of cost or fair value	4,000	3,731
Prepaid expenses and other assets	6,311	10,785
Cash surrender value of life insurance	18,483	22,532
Prepaid and refundable federal income taxes	953	1,814

Total assets	$943,151	$1,000,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$711,603	$723,956
Advances from the Federal Home Loan Bank and other borrowings	146,436	183,833
Advances by borrowers for taxes and insurance	219	2,458
Accounts payable and accrued liabilities	11,249	16,942
Deferred federal income taxes — net	1,714	1,557

Total liabilities	871,221	928,746

Commitments	—	—

Stockholders’ equity:
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 14,900,000 shares; 8,884,509 shares issued at June 30, 2009 and 8,834,509 at December 31, 2008	8,885	8,835
Additional paid-in capital	60,124	59,896
Retained earnings	26,148	26,055
Accumulated other comprehensive income net of related tax effects	1,012	1,028
Unearned compensation; 50,000 shares	(125)	—
Treasury stock — 1,678,913 shares at June 30, 2009 and December 31, 2008, at cost	(24,114)	(24,114)

Total stockholders’ equity	71,930	71,700

Total liabilities and stockholders’ equity	$943,151	$1,000,446

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income
Loans	$20,613	$26,191	$10,046	$12,667
Investment securities	1,819	2,145	844	1,069
Other interest-earning accounts and dividends	689	1,063	344	579

Total interest and dividend income	23,121	29,399	11,234	14,315

Interest expense
Deposits	8,420	12,121	3,948	5,720
Borrowings	2,971	4,332	1,402	2,129

Total interest expense	11,391	16,453	5,350	7,849

Net interest income	11,730	12,946	5,884	6,466

Provision for losses on loans	1,438	3,172	790	850

Net interest income after provision for losses on loans	10,292	9,774	5,094	5,616

Other income
Rent and other	982	679	521	327
Loan servicing fees	632	652	316	321
Service charges and other fees on deposits	1,071	1,179	570	598
Gain on sale of loans	773	175	404	57
Mortgage servicing rights — Net	269	(48)	209	261
Income on cash surrender value life	494	492	238	249
Gain on sale of mortgage-backed securities and fixed assets	4	3	4	0

Total other income	4,225	3,132	2,262	1,813

General, administrative and other expense
Employee compensation and benefits	6,540	6,840	3,064	3,271
Occupancy and equipment	1,543	1,719	761	826
Federal deposit insurance premium	1,061	226	779	97
Data processing	614	527	307	299
Advertising	297	490	125	294
Franchise taxes	582	620	314	273
Postage, supplies and office expenses	687	681	327	311
Travel, training and insurance	138	227	73	107
Professional services	858	957	414	549
Real estate owned and other expenses	829	587	555	252
Loan and deposit expenses	748	1,151	174	607

Total general, administrative and other expenses	13,897	14,025	6,893	6,886

Earnings before federal income tax expense (benefit)	620	(1,119)	463	543

Total federal income tax expense (benefit)	383	(489)	461	170

NET EARNINGS (LOSS)	$237	$(630)	$2	$373

EARNINGS (LOSS) PER SHARE

Basic	$.03	$(.09)	$.00	$.05

Diluted	$.03	$(.09)	$.00	$.05

Dividends declared per share	.02	.15	.01	—

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net earnings (loss)	$237	$(630)	$2	$373

Other comprehensive income, net of tax:
Unrealized holding gains (losses) during the period, net of tax effects $(8) and$(140), $(122) and $(490) for the respective periods	(16)	(273)	(237)	(951)

Reclassification adjustment for realized gains included in net in earnings, net of taxes of $0 and $1 for the respective six month periods and $0 for each of the three month periods ended June 30, 2009 and 2008, respectively	—	2	—	—

Comprehensive income (loss)	$221	$(901)	$(235)	$(578)

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(In thousands)

	2009	2008
Cash flows from operating activities:
Net earnings (loss) for the period	$237	$(630)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Amortization of deferred loan origination fees	242	148
Amortization of premiums and discounts on investment and mortgage-backed securities — net	(30)	68
Amortization of mortgage servicing rights — net	459	340
Depreciation and amortization	546	677
Provision for losses on loans	1,438	3,172
Stock option expense (FAS 123R)	228	52
Deferred federal income taxes	166	(383)
Restricted stock / unearned compensation	(75)	—
Loss of sale of real estate acquired through foreclosure	15	168
(Gain) loss on sale of investments and fixed assets	(4)	(3)
Federal Home Loan Bank stock dividends	—	(768)
Gain on sale of loans	(773)	(175)
Loans originated for sale in the secondary market	(71,732)	(22,023)
Proceeds from sale of loans in the secondary market	69,320	24,980
Net increase in cash surrender value of life insurance	(411)	(406)
Increase (decrease) in cash due to changes in:
Accrued interest receivable	412	827
Prepaid expenses and other assets	(829)	(855)
Accrued interest and other liabilities	(943)	(825)
Federal income taxes:
Current	861	(547)

Net cash provided by (used in) operating activities	(873)	3,817

Cash flows provided by (used in) investing activities:
Principal repayments, maturities on securities	44,620	35,043
Purchase of investment securities designated as available for sale	(24,019)	(43,200)
Purchase of investment securities designated as held to maturity	—	(200)
Loan principal repayments	111,338	129,321
Loan disbursements and purchased loans	(55,964)	(114,682)
Proceeds from sale of securities designated as available for sale	—	4,254
Proceeds from sale of office premises and equipment	4	2
Proceeds from surrender of bank owned life insurance	4,460	—
Additions to office premises and equipment	(106)	(196)
Proceeds from sale of real estate acquired through foreclosure	2,514	2,480

Net cash provided by investing activities	82,847	12,822

Net cash provided by operating and investing activities (balance carried forward)	81,974	16,639

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the six months ended June 30,
(In thousands)

	2009	2008
Net cash provided by operating and investing activities (balance brought forward)	$81,974	$16,639

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposits	(12,353)	38,875
Proceeds from Federal Home Loan Bank advances	22,000	107,243
Repayment of Federal Home Loan Bank advances and other borrowings	(59,397)	(134,866)
Dividends paid on common stock	(144)	(2,147)
Decrease in advances by borrowers for taxes and insurance	(2,239)	(2,635)

Net cash provided by (used in) financing activities	(52,133)	6,470

Increase (decrease) in cash and cash equivalents	29,841	23,109

Cash and cash equivalents at beginning of period	52,285	23,004

Cash and cash equivalents at end of period	$82,126	$$46,113

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and borrowings	$11,509	$16,271

Supplemental disclosure of noncash investing activities:
Recognition of mortgage-servicing rights in accordance with SFAS No. 140	$728	$292
Transfer of loans to real estate acquired through foreclosure	$3,289	$3,568

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six- and three-month periods ended June 30, 2009 and 2008
1.	Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2008. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six month period ended June 30, 2009, are not necessarily indicative of the results which may be expected for the entire year.
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
The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable, incurred losses inherent in the loan portfolio at the balance sheet dates presented. Our evaluation of the adequacy of the allowance for loan losses is an estimate based on management’s current judgment about the credit quality of the loan portfolio.. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions. Also considered as part of that judgment is a review of the Bank’s trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and economic factors. While we strive to reflect all known risk factors in our evaluations, actual results may differ significantly from our estimates

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2009 and 2008
Mortgage Servicing Rights
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
Basic earnings per common share are computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation’s stock option plans. The computations are as follows:

	For the six months ended		For the three months ended
	June 30,		June 30,
	2009	2008	2009	2008
	“In thousands, except per share data”
BASIC:
Net Earnings (loss)	$237	$(630)	$2	$373

Weighted average common shares outstanding	7,199	7,156	7,206	7,156

Basic earnings (loss) per share	$.03	$(0.09)	$.00	$.05

DILUTED:
Net Earnings (loss)	$237	$(630)	$2	$373

Weighted average common shares outstanding	7,199	7,156	7,206	7,156
Dilutive effect of stock options	1	0	6	8

Total common shares and dilutive potential common shares	7,200	7,156	7,212	7,164

Earnings (Loss) per share — Diluted	$.03	$(0.09)	$.00	$.05

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2009 and 2008
5.	Stock Option Plans
Effective January 1, 2006, the Corporation adopted SFAS No. 123R, “Accounting for Stock-Based Compensation,” which contains a fair-value based method for valuing stock-based compensation is recognized based on the grant date at the fair value of the award.
The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted in 2009 and 2008:

	2009	2008
Fair value, calculated	$1.43	$0.58
Exercise Price	$2.46	$8.92
Risk-free interest rate	2.66%	3.52%
Expected stock price volatility	61.00%	15.75%
Expected dividend yield	1.63%	6.00%
Expected Life	10 years	10 years
A summary of the status of the Corporation’s stock option plans as of June 30, 2009 and December 31, 2008, and changes during the periods ending on those dates is presented below:

	Six months ended		Year ended
	June 30,		December 31,
	2009		2008
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of period	260,703	$14.11	318,238	$15.10
Granted	80,000	2.46	47,167	9.07
Exercised	—	—	—	—
Expired	—	—	(39,429)	14.88
Forfeited	(17,065)	10.37	(65,273)	14.82

Outstanding at end of period	323,638	$11.43	260,703	$14.11

Options exercisable at end of period	220,990	$14.51	195,717	$15.01

Weighted-average fair value of options granted during the period		$1.43		$0.74

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2009 and 2008
     The following information applies to options outstanding at June 30, 2009:

	Options outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.89 - $ 2.50	80,000	9.6	2.46	80,000	2.46
$8.92 - $ 9.75	30,927	6.6	8.99	16,746	9.04
$11.36 - $14.16	93,035	4.3	13.52	79,568	13.58
$14.55 - $17.17	119,676	2.6	16.42	119,676	16.42

	323,638	6.4	11.43	295,990	14.51
6.	Fair Value of Financial Instruments
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
Cash and Cash Equivalents : The carrying amount reported in the consolidated statements of financial condition for cash and cash equivalents is deemed to approximate fair value.
Investment Securities : Fair values for investment securities are based on quoted market prices and dealer quotes.
Loans Held for Sale: Fair value for loans held for sale is the contracted sale price of loans committed for delivery, which is determined on the date of sale commitment.
Loans Receivable : The loan portfolio has been segregated into categories with similar characteristics, such as one- to four-family residential real estate, multi-family residential real estate, installment and other. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality.
Federal Home Loan Bank stock : The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value.
Accrued Interest Receivable and Payable: The carrying value for accrued interest approximates fair value.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2009 and 2008
6. Fair Value of Financial Instruments (continued)
Deposits : The fair values of deposits with no stated maturity, such as money market demand deposits, savings and NOW accounts, are deemed to equal the amount payable on demand as of June 30, 2009 and December 31, 2008. The fair value of fixed-rate certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
Advances from the Federal Home Loan Bank : The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.
Repurchase Agreements: The fair value of repurchase agreements is based on the discounted value of contractual cash flows using rates currently offered for similar maturities.
Advances by Borrowers for Taxes and Insurance : The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.
Commitments to Extend Credit : For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At June 30, 2009 and December 31, 2008, the fair value of loan commitments was not material.
Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Financial assets
Cash and cash equivalents	$82,126	$81,820	$52,285	$52,285
Investment securities available for sale	75,938	85,532	85,352	85,352
Investment securities held to maturity	2,224	2,265	13,406	13,530
Loans held for sale	5,370	5,417	2,185	2,205
Loans receivable	696,477	687,547	756,641	713,447
Federal Home Loan Bank stock	29,888	29,888	29,888	29,888
Accrued interest receivable	3,990	3,990	4,118	4,118

Financial liabilities
Deposits	711,603	721,176	$723,956	$733,322
Advances from the Federal Home Loan Bank	132,659	138,048	167,106	175,246
Repurchase agreements	8,777	8,777	11,727	11,727
Subordinated debentures	5,000	5,457	5,000	4,997
Advances by borrowers for taxes and insurance	219	219	2,458	2,458
Accrued interest payable	1,703	1,703	1,801	1,801

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2009 and 2008
6. Fair Value of Financial Instruments (continued)
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
The following table presents financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2009	Level 1	Level 2	Level 3
Securities available for sale	$75,938	$	$75,938	$
The following table presents financial assets and liabilities measured on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2009	Level 1	Level 2	Level 3
Impaired loans	$39,070	$	$	$39,070
Loans held for sale	5,370			5,370
Mortgage servicing rights	4,000			4,000
Real estate acquired through foreclosure	5,963			5,963
Impaired loans, which are measured for impairment using the fair value of the collateral at June 30, 2009, had a carrying amount of $46.3 million, with a valuation allowance of $7.2 million, resulting in an additional provision for loan losses of $1.6 million during the first half of 2009.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2009 and 2008
6. Fair Value of Financial Instruments (continued)
Loans held for sale are originated on forward commitment contracts and are reported at the lower of cost or fair value. All loans held for sale at June 30, 2009, are secured by liens on 1-4 family residential properties.
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
7. Recent Accounting Prouncements
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard also includes a required disclosure of the date through which the entity has evaluated subsequent events and whether the evaluation date is the date of issuance or the date the financial statements were available to be issued. The standard is effective for interim or annual periods ending after June 15, 2009. The Corporation has complied with the disclosure requirements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Corporation will comply with the requirements of the Statement beginning in the third quarter of 2009.
8. Subsequent Events
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, we have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2009 and 2008
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Forward Looking Statements
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which statements can be identified by the use of forward-looking terminology, such as may, might, could, would, believe, expect, intend, plan, seek, anticipate, estimate, project or continue or the negative thereof or comparable terminology. All statements other than statements of historical fact included in this document regarding our outlook, financial position and results of operation, liquidity, capital resources and interest rate sensitivity are forward-looking statements. The Corporation undertakes no responsibility to update or revise any forward-looking statements. These forward-looking statements also relate to, amoung other things:
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
These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct, and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:
•	competition in the industry and markets in which we operate;
•	levels of nonperforming assets;
•	changes in general interest rates;
•	loan demand;
•	rapid changes in technology affecting the financial services industry;
•	real estate values;
•	changes in government regulation; and
•	general economic and business conditions.
Overview
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
Earnings during the 2nd quarter of 2009 were significantly affected by an accrual for industry-wide FDIC special assessment totaling $448,000 and increased federal income taxes of $433,000 related to the surrender of bank owned life insurance, both being nonrecurring in nature. We decreased our concentration levels in bank owned life insurance in order to comply with regulatory guidance.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2009 and 2008
Overview (continued)
We have successfully increased our interest margin and our nonperforming assets were generally flat as we continue to implement new strategies across our organization. Our lending and credit officers have completed a full scope review of the loan portfolios to ensure we fully understand the organization’s risk profile. Continued efforts to work out troubled credits with cooperative borrowers and, when needed, taking actions available to protect the Bank’s collateral. Management believes that we will continue to have challenges in 2009, but believe that we have identified the level of risk that needs managed.
Discussion of Financial Condition Changes from December 31, 2008 to June 30, 2009
At June 30, 2009, Camco’s consolidated assets totaled $943.2 million, a decrease of $57.3 million, or 5.7%, from December 31, 2008. The decrease in total assets resulted primarily from decreases in loans receivable. We expect total asset growth to be limited in the near term as the unemployment rates continue to rise and the economy continues to struggle, affecting loan demand.. The decrease in loan rates has contributed to additional profits relating to the sale of fixed rate loans, but management believes this trend will not continue as rates have begun to tick upward. Continued pay downs of loans would most likely be used to further reduce outstanding borrowings and brokered deposits.
Cash and interest-bearing deposits in other financial institutions totaled $82.1 million at June 30, 2009, an increase of $29.8 million, or 57.1%, from December 31, 2008. As noted in our annual report for fiscal year 2008, we have improved our liquidity position by reducing borrowings and will continue to utilize excess cash to reduce borrowings and deploy into loans and investment securities in the third quarter of 2009. However, additionally we have seen a decrease of $12.4 million, or 1.7%, in deposits which are primarily related to higher yielding certificates of deposits. We continue to price certificates of deposit specials and continue our efforts to retain our “core” customers. We have implemented a number of organizational and product development initiatives to increase commercial and small business checking accounts.
Securities totaled $78.2 million at June 30, 2009, a decrease of $20.6 million, or 20.9%, from December 31, 2008. The decrease was attributable to principal repayments totaling $44.6 million offset partially by the purchases of $24.0 million of securities for the six-month period ended June 30, 2009. Purchases were comprised of intermediate-term callable notes and mortgage-backed securities issued by U.S. Government sponsored enterprises with an average yield of 1.6%. All of the securities purchased were classified as available for sale.
Loans receivable, including loans held for sale, totaled $701.8 million at June 30, 2009, a decrease of $57.0 million, or 7.5%, from December 31, 2008. The decrease resulted primarily from principal repayments of $111.3 million and loan sales of $68.5 million which were partially offset by loan disbursements and purchases totaling $127.7 million. The volume of loans originated and purchased during the first six months of 2009 decreased compared to the 2008 period by $9.0 million, or 6.6%, while the volume of loan sales increased by $43.7 million, or 176.3%, period to period. The decrease in outstanding loans during the six months ending June 30, 2009 occurred primarily in our retail residential mortgage loan portfolio. While we have seen a slight increase in prepayments on residential mortgage loans, our ability to produce new residential mortgage loans has been significantly impaired by the housing market, with new and existing home sales declining to decade lows.
Loan originations during the six-month period ended June 30, 2009, were comprised primarily of $78.8 million of loans secured by one- to four-family residential real estate, $37.8 million in commercial loans, and $11.1 million in consumer and other loans. Our intent is to continue to expand consumer and commercial real estate lending in future periods as a means of increasing the yield on our loan portfolio and continue with our strategic plan of moving to a more “bank” like institution. In the near term, however, lending volumes of acceptable risk are expected to diminish due to a slowing economy and loan repayments will be used to reduce borrowings and build liquidity.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2009 and 2008
Discussion of Financial Condition Changes from December 31, 2008 to June 30, 2009 (continued)
The allowance for loan losses totaled $15.5 million and $15.7 million at June 30, 2009, and December 31, 2008, representing 26.6% and 29.4% of nonperforming loans, respectively, at those dates. Nonperforming loans (loans with three payments or more delinquent plus nonaccrual loans) totaled $58.1 million and $53.5 million at June 30, 2009 and December 31, 2008, respectively, constituting 8.28% and 7.05% of total loans receivable net, including loans held for sale, at those dates. Net charge-offs totaled $1.7 million for the first half of 2009.
The following table details delinquent and nonperforming loans at June 30, 2009 and December 31, 2008:

	June 30, 2009			December 31, 2008
		90+ days			90+ days
	30 - 89 days	delinquent,		30 - 89 days	delinquent,
In thousands	delinquent	accruing	Nonaccrual	delinquent	accruing	Nonaccrual
Construction and development	$255	$—	$9,118	$253	$—	$8,603
HELOC and second mortgage	1,526	—	6,574	2,434	—	4,962
1-4 Family	6,301	—	22,484	6,419	44	17,203
Multifamily	490	—	1,939	30	—	3,139
Commercial and agricultural	1,573	—	17,894	759	—	19,450
Consumer and other	71	—	78	89	—	127

Total	$10,216	$—	$58,087	$9,984	$44	$53,484

Although we believe that the allowance for loan losses at June 30, 2009, is adequate to cover probable, incurred losses inherent in the loan portfolio at that date based upon the available facts and circumstances, there can be no assurance that additions to the allowance for loan losses will not be necessary in future periods, which could adversely affect operations. Unemployment rates in our markets, and Ohio in general, are higher than the national average, and bankruptcy and foreclosure filings in Ohio are very high compared to the rest of the nation. Additionally, Ohio is experiencing declining values of residential real estate. However, Ohio in general has not experienced significant increases in home values over the past five years like many regions in the U.S., which should comparatively mitigate losses on loans. Nonetheless, these factors, compounded by a very uncertain national economic outlook, may increase the level of future losses beyond our current expectations.
Deposits totaled $711.6 million at June 30, 2009 a decrease of $12.4 million, or 1.7%, from the total at December 31, 2008. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008		Change
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$37,138	0.00%	$37,526	0.00%	$(388)	0.00%
Interest-bearing demand	88,914	0.67	87,199	0.91	1,715	(0.24)
Money market	104,841	0.67	112,749	1.35	(7,908)	(0.68)
Savings	37,282	0.25	33,838	0.26	3,444	(0.01)
Certificates of deposit — retail	391,054	3.12	413,134	3.75	(22,080)	(0.63)
Certificates of deposit — brokered	52,374	3.36	39,510	4.23	12,864	(0.87)

Total deposits	$711,603	2.16%	$723,956	2.71%	$(12,353)	(0.55)%

In early 2009, brokered deposits were used to reduce borrowings and improve the Bank’s liquidity position. However, we acknowledge that brokered deposits are not core, franchise-enhancing deposits, and we plan to continue with our current strategy of improving the long-term funding mix of the Bank’s deposit portfolio by aggregating small business, commercial and retail checking accounts. We have implemented a number of organizational and product development initiatives designed to increase commercial and small business checking accounts.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2009 and 2008
Competitive markets and our conservative pricing strategy have shrunk our higher cost certificates of deposits. Money market accounts have also decreased primarily due to our aggressive rate reduction in the first six months of 2009 as customers continue to look for better rates. This strategy has helped maintain our margin, and we believe that if we are able to maintain most of the certificates of deposit maturing in the remainder of 2009 the continuing decrease of rates will help to reduce our cost of funds further during the year, based on our current expectation for interest rates.
Advances from the FHLB and other borrowings totaled $146.4 million at June 30, 2009, a decrease of $37.4 million, or 20.3%, from the total at December 31, 2008. The decrease in borrowings was primarily due to the decrease in loans receivable and our investment portfolios. See “Liquidity and Capital Resources” for further discussion on our borrowings position.
Stockholders’ equity totaled $71.9 million at June 30, 2009, an increase of $230,000, or 0.3%, from December 31, 2008. The majority of the increase resulted from net earnings of $237,000, coupled with entries relating to FAS123R stock options, offset partially by dividends of $144,000.
The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2009, the regulatory capital of the Bank exceeded all regulatory capital requirements.
Comparison of Results of Operations for the Six Months Ended June 30, 2009 and 2008
Camco’s net earnings for the six months ended June 30, 2009, totaled $237,000, an increase of $867,000, from the net loss of $630,000 reported in the comparable 2008 period. On a per share basis, the net earnings during the first half of 2009 were $.03, compared to a loss of $.09 per share in the first half of 2008. The increase in earnings was primarily attributable to a decrease in the provision for losses on loans of $1.7 million, coupled with decreased general administrative and other expenses and increased other income. These were partially offset by a decrease in net interest income and increased federal income taxes relating to the surrender of bank owned life insurance.
Net Interest Income
Net interest income totaled to $11.7 million for the six months ended June 30, 2009, a decrease of $1.2 million, or 9.4%, compared to the six-month period ended June 30, 2008, generally reflecting the effects of a $58.0 million decrease in the average balance of interest earning assets. Net interest margin fell to 2.71% in the first half of 2009 compared to 2.80% for the comparable period in 2008. The compression in net interest margin during the first half of 2009, compared to the first half of 2008, was due, primarily to a lower volume of interest-earning assets and a lower yield on those assets offset partially by lower cost of interest-earning liabilities in the first half of 2009.
Margin pressure continues to be a challenge due to the yield on assets declining at a faster rate than cost of funds. At the same time, the loan portfolio has not grown to offset the tighter spreads. Portfolio lending has slowed and during this slowdown, our lending and credit officers have been focused on completing a full scope review of the loan portfolios to better understand the organization’s risk profile. We have completed the review and will continue to focus our efforts to work out troubled credits and protecting the Bank’s collateral.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2009 and 2008
Comparison of Results of Operations for the Six Months Ended June 30, 2009 and 2008 (continued)
AVERAGE BALANCE, YIELD, RATE AND VOLUME DATA
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

Six Months Ended June 30,	2009			2008
(Dollars in thousands)	Average	Interest	Average	Average	Interest	Average
	outstanding	earned	yield/	outstanding	earned	yield/
	balance	/ paid	rate	balance	/ paid	rate
Interest-earning assets:
Loans receivable (1)	$688,140	$20,613	5.99%	$779,324	$26,191	6.72%
Securities	89,560	1,819	4.06%	95,032	2,145	4.51%
FHLB stock	29,888	670	4.48%	28,992	768	5.30%
Other Interest-bearing accounts	58,579	19	0.06%	20,789	295	2.84%

Total interest-earning assets	866,167	23,121	5.34%	924,137	29,399	6.36%

Noninterest-earning assets (2)	107,011			104,294

Total average assets	$973,178			$1,028,431

Interest-bearing liabilities:
Deposits	683,191	8,420	2.46%	682,490	12,121	3.55%
FHLB advances and other	166,656	2,971	3.57%	199,309	4,332	4.35%

Total interest-bearing liabilities	849,847	11,391	2.68%	881,799	16,453	3.73%

Noninterest-bearing deposits	37,975			38,333
Noninterest-bearing liabilities	13,301			21,098

	51,276			59,431

Total average liabilities	901,123			941,230
Total average shareholders’ equity	72,055			87,201

Total liabilities and shareholders’ equity	$973,178			$1,028,431

Net interest income/Interest rate spread		$11,730	2.66%		$12,946	2.63%

Net interest margin (3)			2.71%			2.80%

Average interest-earning assets to average interest-bearing liabilities			101.9%			104.8%

(1)	Includes loans held for sale. Loan fees are immaterial.

(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses

(3)	Net interest income as a percent of average interest-earning assets

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2009 and 2008
Comparison of Results of Operations for the Six Months Ended June 30, 2009 and 2008
Interest income on loans totaled $20.6 million for the six months ended June 30, 2009, a decrease of $5.6 million, or 21.3%, from the comparable 2008 period. This resulted primarily from a decrease in the average balance outstanding of $91.2 million in 2009 compared to the six months of 2008. A 73 basis point decrease in the average yield in the 2009 period also negatively impacted interest income on loans. The Prime rate was 75 basis points lower during the first six months of 2009 compared to the December 31, 2008 rate, which was a key driver for the decrease in the yield on loans in 2009 as most of the loans indexed to the Prime rate reprice within a month of a change in the rate. Further declines in the Prime rate may continue to negatively affect the yield on loans.
Interest income on securities totaled $1.8 million for the six months ended June 30, 2009, a decrease of $326,000, or 15.2%, from the first half of 2008. The decrease was due primarily to a $5.5 million, or 5.8%, decrease in the average balance outstanding in the first half of 2009 from the first half of 2008, coupled with a 45 basis point decrease in the average yield, to 4.06% for the 2009 period. The yield on the investment and mortgage-backed securities portfolio has decreased in 2009 as some cash flows from maturities and principal payments received in 2009 were reinvested at the current lower-yielding rates.
Dividend income on FHLB stock decreased by $98,000, or 12.8%, due primarily to an 82 basis point decrease in the average yield, to 4.48% in 2009. Interest income on other interest-bearing accounts decreased $276,000, or 93.6% primarily due to a 278 basis point decrease in the average yield, to .06%. This decrease was due to higher balances needed to compensate for charges at correspondent banks leaving less balance for interest calculation coupled with decreased rates.
Interest expense on deposits totaled $8.4 million for the six months ended June 30, 2009, a decrease of $3.7 million, or 30.5%, compared to the same period in 2008 due primarily to a 109 basis point decrease in the average cost of deposits to 2.46% in the current period, offset partially by a $701,000, or 0.1%, increase in average interest bearing deposits outstanding. While the cost of deposits was lower in the first half of 2009 compared to the comparable period in 2008, the cost in 2009 is expected to stabilize as rates are at historic low levels. However, the interest-bearing deposit portfolio continues to re-price certificates of deposit in 2009, which should decrease costs further if rates continue to be at the current low levels. However, competitive pressures may limit our ability to reduce interest rates paid on deposits further.
Interest expense on borrowings totaled $3.0 million for the six months ended June 30, 2009 a decrease of $1.4 million, or 31.4%, from the same 2008 six-month period. The decrease resulted primarily from a $32.7 million, or 16.4%, decrease in the average borrowings outstanding coupled with a 78 basis point decrease in the average cost of borrowings to 3.57%.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectability of the Bank’s loan portfolio. Nonperforming assets totaled $64.1 million at June 30, 2009, compared to $59.3 million from December 31, 2008. Additionally net charge offs increased $98,000 to a total of $1.7 million at June 30, 2009 compared to $1.6 million at June 30, 2008.
Based upon an analysis of these factors and the continued uncertain economic outlook, we added $1.4 million to the provision for losses on loans for the six months ended June 30, 2009, compared to $3.2 million for the same period in 2008 a decrease of $1.7 million, or 54.7%. We believe our classified loans are adequately reserved for probable, incurred losses inherent in our loan portfolio at June 30, 2009. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future. At June 30, 2009 our loan reserves represent 2.22% of total net loans versus 2.08% at December 31, 2008.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2009 and 2008
Comparison of Results of Operations for the Six Months Ended June 30, 2009 and 2008
Other Income
Other income totaled $4.2 million for the six months ended June 30, 2009 an increase of $1.1 million, or 34.9%, from the comparable 2008 period. The increase in other income was primarily attributable to an increase of $598,000 in gain on sale of loans and a $317,000 increase in the valuation of mortgage servicing rights coupled with a $303,000 increase in rent and other.
The increase in gain on sale and valuation of mortgage servicing rights was due to increased sales of $43.7 million from the comparable period in 2008. The increase in rent and other was due to increased revenue earned at our title agency.
General, Administrative and Other Expense
General, administrative and other expense totaled $13.9 million for the six months ended June 30, 2009 a decrease            of $128,000 or 0.9%, from the comparable period in 2008. The decrease in general, administrative and other expense was due primarily to a decrease of $300,000 in employee compensation and benefits and a $403,000 decrease in loan and deposit expenses. These decreases were partially offset by an increase of $835,000 in FDIC insurance. The increase in the FDIC insurance relates to the accrual of a special assessment, which was applicable to all insured financial institutions.
The decrease in employee compensation and benefits was primarily due to a reduction in work force that occurred in March 2009. The decrease in loan and deposit expenses relates to our discontinuing our UAA insurance on consumer lending and moving to a self funded plan coupled with decreased no closing cost loans that previously added to Bank expense for fees such as appraisals, credit reports etc.
Federal Income Taxes
The provision for federal income taxes totaled $383,000 for the six months ended June 30, 2009, as compared to a credit for federal income taxes of $489,000 for the six months ended June 30, 2008. This increase was primarily attributable to a $1.7 million increase in pre-tax earnings.
Comparison of Results of Operations for the Three Months Ended June 30, 2009 and 2008
Camco’s pre tax earnings for the quarter ended June 30, 2009 of $463,000 compared to $543,000 during second quarter 2008. The $80,000 decrease was due primarily to decreased margin which was partially offset by increased other income.
Camco’s net earnings for the three months ended June 30, 2009, totaled $2,000, a decrease of $371,000, from the net earnings of $373,000 reported in the comparable 2008 period. On a per share basis, there were no net earnings during the second quarter of 2009, compared to earnings of $0.05 per share in the second quarter of 2008. The decline in earnings was primarily attributable to an accrual of the industry-wide FDIC special assessment totaling $448,000 coupled with increased federal income taxes of approximately $433,000 related to the surrender of bank owned life insurance, both of which are considered nonrecurring in nature.
Net Interest Income
Net interest income amounted to $5.9 million for the three months ended June 30, 2009, a decrease of $582,000, or 9.0%, compared to the three-month period ended June 30, 2008, generally reflecting the effects of a $89.7 million decrease in the average balance of interest earning assets. Net interest margin increased to 2.82% in the second quarter of 2009 compared to 2.80% for the comparable period in 2008. The increase in net interest margin during the second quarter of 2009, compared to the second quarter of 2008, was due, nearly equally, to a lower volume of interest-earning assets and a lower yield on those assets offset by decreased costs of interest-bearing liabilities in the second quarter of 2009.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2009 and 2008
Comparison of Results of Operations for the Three Months Ended June 30, 2009 and 2008 (continued)
Margin pressure is a challenge because the yield on assets has declined at a faster rate than cost of funds. At the same time, the loan portfolio has not grown to offset the tighter spreads to result in higher net interest income. Lending has slowed and during this time our lending and credit officers have been focused on completing a full scope review of the loan portfolios to better understand the organization’s risk profile. We have completed the review and will continue to focus our efforts to work out troubled credits and protecting the bank’s collateral.
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

Three Months Ended June 30,	2009			2008
(Dollars in thousands)	Average	Interest	Average	Average	Interest	Average
	outstanding	earned	yield/	outstanding	earned	yield/
	balance	/ paid	rate	balance	/ paid	rate
Interest-earning assets:
Loans receivable (1)	$671,688	$10,046	5.98%	$769,962	$12,667	6.58%
Securities	86,386	844	3.91%	96,578	1,069	4.43%
FHLB stock	29,888	332	4.44%	29,195	393	5.38%
Other Interest-bearing accounts	47,217	12	0.10%	29,065	186	2.56%

Total interest-earning assets	835,179	11,234	5.38%	924,800	14,315	6.19%

Noninterest-earning assets (2)	124,573			107,134

Total average assets	$959,752			$1,031,934

Interest-bearing liabilities:
Deposits	680,782	3,948	2.32%	693,014	5,720	3.30%
FHLB advances and other	154,066	1,402	3.64%	193,929	2,129	4.39%

Total interest-bearing liabilities	842,348	5,350	2.56%	886,943	7,849	3.54%

Noninterest-bearing deposits	37,391			38,309
Noninterest-bearing liabilities	15,280			20,264

Total average liabilities	887,519			945,516
Total average shareholders’ equity	72,233			86,418

Total liabilities and shareholders’ equity	$959,752			$1,031,934

Net interest income/Interest rate spread		$5,884	2.82%		$6,466	2.65%

Net interest margin (3)			2.82%			2.80%

Average interest-earning assets to average interest-bearing liabilities			108.1%			104.3%

(1)	Includes loans held for sale. Loan fees are immaterial.

(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses.

(3)	Net interest income as a percent of average interest-earning assets.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2009 and 2008
Comparison of Results of Operations for the Three Months Ended June 30, 2009 and 2008 (continued)
Interest income on loans totaled $10.0 million for the three months ended June 30, 2009, a decrease of $2.6 million, or 20.7%, from the comparable 2008 period. The decrease resulted primarily from a decrease in the average balance outstanding of $98.3 million in 2009 compared to the same three months of 2008. A 60 basis point decrease in the average yield in the 2009 period also negatively impacted interest income on loans. The Prime rate was 75 basis points lower during the first six months of 2009 compared to the December 31, 2008 rate, which was a key driver for the decrease in the yield on loans in 2009 as most of the loans tied to the Prime rate reprice within a month of a change in the rate. Further declines in the Prime rate may continue to negatively affect the yield on loans.
Interest income on securities totaled $844 million for the three months ended June 30, 2009, a decrease of $225,000, or 21.1%, from the second quarter of 2008. The decrease was due primarily to a $10.2 million, or 10.6%, decrease in the average balance outstanding in the second quarter of 2009 from the second quarter of 2008, coupled by a 52 basis point decrease in the average yield, to 3.91% for the 2009 period. The yield on the investment and mortgage-backed securities portfolio have decreased in the second quarter of 2009 as some cash flows from maturities and principal payments received were reinvested at current lower-yielding rates.
Dividend income on FHLB stock decreased by $61,000, or 15.5%, due primarily to a 94 basis point decrease in the average yield, to 4.44% in 2009. Interest income on other interest-bearing accounts decreased $174,000, or 93.6% primarily due to a 246 basis point decrease in the average yield, to .10 for the 2009 period. This decrease was due to higher balances needed to compensate for charges at correspondent banks leaving less balance for interest calculation coupled with decreased rates.
Interest expense on deposits totaled $3.9 million for the three months ended June 30, 2009, a decrease of $1.8 million, or 31.0%, compared to the same period in 2008 due primarily to a 98 basis point decrease in the average cost of deposits to 2.32% in the current quarter, coupled with a $12.2 million, or 1.8%, decrease in average interest bearing deposits outstanding. While the cost of deposits was lower in 2009 compared to the same period in 2008, the cost in 2009 is expected to stabilize as rates are at their lowest levels. However, the interest-bearing deposit portfolio continues to re-price certificates of deposit in 2009, which should decrease costs further if rates continue to be at the current low levels. However, competitive pressures may limit our ability to reduce interest rates paid on deposits further.
Interest expense on borrowings totaled $1.4 million for the three months ended June 30, 2009 a decrease of $727,000, or 34.2%, from the same 2008 three-month period. The decrease resulted primarily from a $39.9 million, or 20.6%, decrease in the average borrowings outstanding coupled by a 75 basis point decrease in the average cost of borrowings to 3.64%.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectability of the Bank’s loan portfolio. Nonperforming assets totaled $64.1 million at June 30, 2009, an increase of $358,000 from March 31, 2009 and $4.7 million from December 31, 2008. Additionally, net charge offs totaled $1.2 million for second quarter 2009 compared to $535,000 in the first quarter of 2009 as the Bank charged off previously identified losses in its loan portfolios.
Based upon an analysis of these factors and the continued uncertain economic outlook, we added $790,000 to the provision for losses on loans for the three months ended June 30, 2009, compared to $850,000 for the same period in 2008. We believe our classified loans are adequately reserved for probable, incurred losses inherent in our loan portfolio at June 30, 2009. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2009 and 2008
Comparison of Results of Operations for the Three Months Ended June 30, 2009 and 2008 (continued)
Other Income
Other income totaled $2.3 million for the three months ended June 30, 2009 an increase of $449,000, or 24.8%, from the comparable 2008 period. The increase in other income was primarily attributable to an increase of $347,000 in gain on sale of loans and a $194,000 increase in rent and other.
The increase in gain on sale was due to increased sales of $30.7 million from the comparable period in 2008. The increase in rent and other was due to increased revenue earned at our title agency.
General, Administrative and Other Expense
General, administrative and other expense totaled $6.9 million for the three months ended June 30, 2009 an increase of $7,000, or 0.1%, from the comparable period in 2008. The overall increase in general, administrative and other expense included an additional $682,000 in Federal Deposit Insurance, increases of $303,000, or 120.2% in real estate owned and other expenses. The increases were partially offset by decreases in employee compensation and benefits of $207,000, or 6.3%, coupled with a decrease of $433,000, or 71.3%, related to loan expenses.
The increase in Federal Deposit Insurance premium is reflective of the accrual of the industry-wide FDIC special assessment totaling $448,000 coupled with the increased premium for additional coverage of $250,000 versus $100,000.
Real estate owned expense increased due to lower valuations and writedowns of our real estate owned portfolio to recognize current property values. The decrease in employee compensation and benefits was primarily due to a reduction in work force that occurred in March 2009. The decrease in loan and deposit expenses relates to our discontinuing our UAA insurance on consumer lending and moving to a self funded plan coupled with decreased no closing cost loans that previously added to Bank expense for fees such as appraisals, credit reports etc.
Federal Income Taxes
The provision for federal income taxes totaled $461,000 for the three months ended June 30, 2009, an increase of $291,000, compared to the three months ended June 30, 2008. This increase was related to the surrender of bank owned life insurance which moved us into compliance with regulatory guidance.
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

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2009 and 2008
Liquidity and Capital Resources (continued)
The decrease in the outstanding balance of loans in 2009 was the main driver for the increase in cash provided by investing activities, which totaled $82.8 million in 2009, compared to $12.8 million in 2008. New loan production was lower and principal repayments were higher in 2009 compared to the first half of 2008. Some of these cash flows were used to pay off borrowings and acquire investment securities in 2009. We also encountered some calls of investment securities by the issuer during the first half of 2009 due to the significantly lower interest rate environment in 2009. As noted in our 2008 Annual Report and Form 10-K for December 31, 2008, we intend to hold some of our excess funding in cash equivalents or short-term investments to improve our liquidity position.
Approximately $26.9 million, of our investment and mortgage-backed securities portfolio is expected to mature or prepay in the remainder of 2009. While these maturities could provide a significant source of liquidity in the short term, we have a significant level of public funds deposits and repurchase agreements, which limits our ability to use these funds freely due to the collateral requirements of those deposits and repurchase agreements. State and local political subdivision deposits totaled $55.1 million at June 30, 2009 and $60.2 million at December 31, 2008.
Approximately $248.2 million of our certificate of deposit portfolio is scheduled to mature within twelve months of June 30, 2009, and the weighted average rate paid on those maturing deposits is 3.21%. While depositors showed a preference toward short term certificates or other issuances less than 18 months during 2008, we have had some success in increasing longer-term deposits with 18 to 24 month maturities. This helps to reduce liquidity pressure on the Corporation and allows us to lock in rates on deposits in a low interest rate environment. Competition for deposits is very strong in our markets.
FHLB advances are another funding source. In the past, we have depended heavily on borrowings to fund balance sheet growth. While significant strategic and tactical focus is being placed on deposit growth, borrowings and additional borrowing capacity at the FHLB are still vital sources of liquidity and growth funding. As we noted in our annual report for 2008, we forecasted and are experiencing, tightened lending standards from the FHLB in the form of higher collateral maintenance requirements. While we have been successful in significantly reducing our debt over the last year, we find that in the aggregate we can borrow less than we could a year ago. This capacity has decreased as our one to four-family loan portfolio, the primary collateral for FHLB borrowings, has shrunk and the increase in nonperforming loans has reduced our FHLB credit rating (and thereby increased its collateral requirements) in the latter half of 2008 and has continued in 2009. The inability of the Bank to access contingency funding from the FHLB may limit our growth and negatively affect earnings. We have improved on-balance-sheet liquidity in response to higher collateral maintenance requirements and decreases in our overall borrowing capacity.
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

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2009 and 2008
The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of June 30, 2009.

		Payments due by period
	Less			More
	Than	1-3	3-5	Than
	1 year	years	years	5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$182	$447	$284	$312	$1,225
Advances from the Federal Home Loan Bank	57,171	28,000	20,618	26,870	132,659
Certificates of deposit	254,877	173,616	14,935	—	443,428
Repurchase agreements	8,777				8,777
Subordinated debentures (1)				5,000	5,000
Ohio Equity Funds for Housing	1,189	959	301	227	2,676
Amount of commitments expiration per period
Commitments to originate loans:
Revolving, open-end lines	$56,848	$—	$—	$—	$56,848
1-4 family residential construction	956	—	—	—	956
Commercial real estate, other construction loan and land development loans	19,595	—	—	—	19,595
Other unused commitments	4,365	—	—	—	4,365
Stand by letters of credit	655	—	—	—	655

Total contractual obligations	$404,615	$203,022	$36,138	$32,409	$676,184

(1)	The subordinated debentures are redeemable, at Camco’s option, as of September 15, 2008. The debentures mature on September 15, 2037.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the six- and three-month periods ended June 30, 2009 and 2008
Liquidity and Capital Resources (continued)
Camco and Advantage are required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2009, both companies exceeded all minimum regulatory capital requirements to be considered “well-capitalized.” The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at June 30, 2009:

					To be “well-
					capitalized”
					under prompt
			For capital		corrective action
	Actual		Adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$83,357	13.45%	> $49,573	> 8.0%	> $61,966	10.0%
Advantage Bank	$78,311	12.64%	> $49,559	> 8.0%	> $61,948	10.0%

Tier I capital to risk-weighted assets:
Camco Financial Corporation	$75,518	12.19%	> $24,786	> 4.0%	> $31,179	6.0%
Advantage Bank	$70,472	11.38%	> $25,779	> 4.0%	> $37,169	6.0%

Tier I leverage to average assets:
Camco Financial Corporation	$75,518	7.88%	> $38,356	> 4.0%	> $47,945	5.0%
Advantage Bank	$70,472	7.38%	> $38,196	> 4.0%	> $47,745	5.0%
Federal law prohibits a financial institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized. Additionally, the payment of dividends by Advantage Bank to its parent and by Camco Financial Corporation to stockholders is subject to restriction by regulatory agencies. These restrictions normally limit dividends from the Bank to the sum of the Bank’s current and prior two years’ earnings, as defined by the agencies.
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
On April 30, 2009, Camco Financial Corporation (“Camco”) was notified by The Federal Reserve Bank of Cleveland that it had conducted a “surveillance review” as of December 31, 2008. Based on that review, the Federal Reserve notified Camco that it must (i) eliminate shareholder dividends and (ii) defer interest payments on its 30-year junior subordinated deferrable interest notes that were issued to its wholly-owned subsidiary, Camco Statutory Trust I, in its trust preferred financing that was completed in July 2007. Camco and Camco Statutory Trust I are permitted to defer interest and dividend payments, respectively, for up to five consecutive years without resulting in a default. Camco may not resume these dividend or interest payments until it receives approval from the Federal Reserve.

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
There has been no material change in the Corporation’s market risk since the Corporation’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.

ITEM 4:	Controls and Procedures
     Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Camco’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures are effective.
     In the 2nd quarter of 2009, the Company took the following remedial actions to correct the deficiency in internal control that was considered to be a material weakness at December 31, 2008:
     •    The current third party and a new third party provider conducted the quarterly valuation of MSRs as of June 15, 2009. Management conducted a detailed review of both reports and the assumptions used with special attention to prepayments speeds in the current rate environment. Management will continue to utilize two providers in the third quarter of 2009 and reach a decision on which provider will be used to value the portfolio going forward.
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

Camco Financial Corporation
PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings
          The Corporation is a party to pending and threatened legal actions in the normal course of business, but none of these actions has been determined to be material.

ITEM 1A.	Risk Factors
          There have been no material changes in risk factors from those disclosed in the Corporation’s 10-K for the year ended December 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

ITEM 3.	Defaults Upon Senior Securities
          Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders
On May 19, 2009, Camco held its Annual Meeting of Stockholders. The only matter that was submitted to stockholders was the election of three directors for terms expiring in 2012, as follows:

	For	Withheld
James E. Huston	5,180,293	831,069
Paul D. Leake	5,161,403	849,959
Douglas F. Mock	5,241,059	770,302
The following directors terms continued after the meeting: Terry A. Feick, Edward D. Goodyear, Andrew S. Dix, Carson K. Miller, Jeffrey T. Tucker, and J. Timothy Young.

ITEM 5.	Other Information
     The Form 8-K filed by Camco on August 6, 2009 incorrectly stated that Advantage is required to increase its Tier 1 risk based capital to 8%. The Form 8-K is hereby amended to state that Advantage is required to increase is Tier 1 capital to 8%.

ITEM 6.	Exhibits

Exhibit 10	Director Deferred Compensation Plan

Exhibit 11	Statement regarding computation of per share earnings	Incorporated by reference to Note 4 to the ConsolidateFinancial Statements on page 9 of this Form 10-Q

Exhibit 31(i)	Section 302 certification by Chief Executive Officer

Exhibit 31(ii)	Section 302 Certification by Chief Financial Officer

Exhibit 32(i)	Section 1350 certification by Chief Executive Officer

Exhibit 32(ii)	Section 1350 certification by Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMCO FINANCIAL CORPORATION (Registrant)
Date: August 5, 2009	By:	/s/ James E. Huston
James E. Huston
Chief Executive Officer

Date: August 5, 2009	By:	/s/ James E. Brooks
James E. Brooks
Chief Financial Officer