Form 10-K/A
period 2008-12-31
CAMCO FINANCIAL CORP
filed 2009-10-20
CIK 16614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

SIGNATURES
PART IV
Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
INDEX TO EXHIBITS
EX-31.(I)
EX-31.(II)
EX-32.(I)
EX-32.(II)

EXPLANATORY NOTE
     We are filing this Amendment to our Form 10-K for the fiscal year ended December 31, 2008 to amend the signature page to the 10-K to include the signature of our principal accounting officer, Kristina K. Tipton, and to identify our principal executive officer and principal financial officer. Except as described above, the remainder of the Form 10-K is unchanged and does not reflect events occurring after the original filing of the Form 10-K on March 18, 2009.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Camco Financial Corporation
By	/s/ James E. Huston
James E. Huston,
Chairman, President, Chief Executive Officer (Principal Executive Officer) Date: October 20, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Jeffrey T. Tucker	By	/s/ Paul D. Leake

	Jeffrey T. Tucker,		Paul D. Leake,
	Director		Director

Date: March 13, 2009		Date: March 13, 2009

By	/s/ Carson K. Miller	By	/s/ Terry A. Feick

	Carson K. Miller		Terry A. Feick,
	Director		Director

Date: March 13, 2009		Date: March 13, 2009

By	/s/ Edward D. Goodyear	By	/s/ Andrew S. Dix

	Edward D. Goodyear,		Andrew S. Dix
	Director		Director

Date: March 13, 2009		Date: March 13, 2009

By	/s/ J. Timothy Young	By	/s/ Douglas F. Mock

	J. Timothy Young		Douglas F. Mock
	Director		Director

Date: March 13, 2009		Date: March 13, 2009

By	/s/ James E. Brooks

James E. Brooks
Chief Financial Officer (Principal Financial Officer)

Date: October 20, 2009

By	/s/ Kristina K. Tipton

Kristina K. Tipton,
Principal Accounting Officer

Date: October 20, 2009

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     Exhibits.

31(i)	Certification of Principal Executive Officer

31(ii)	Certification of Principal Financial Officer

32(i)	Certification of Principal Executive Officer

32(ii)	Certification of Principal Financial Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Camco Financial Corporation
By	/s/ James E. Huston
James E. Huston,
Chairman, President, Chief Executive Officer (Principal Executive Officer)

Date: October 20, 2009

INDEX TO EXHIBITS

ITEM	DESCRIPTION	DOCUMENT REFERENCE

Exhibit 31(i)	Section 302 Certification by Principal Executive Officer	Filed herewith

Exhibit 31(ii)	Section 302 Certification by Principal Financial Officer	Filed herewith

Exhibit 32(i)	Section 1350 Certification by Principal Executive Officer	Filed herewith

Exhibit 32(ii)	Section 1350 Certification by Principal Financial Officer	Filed herewith