Form 10-Q
period 2009-09-30
CAMCO FINANCIAL CORP
filed 2009-11-09
CIK 16614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _______________
Commission File Number 0-25196
CAMCO FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	51-0110823

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
814 Wheeling Avenue, Cambridge, Ohio 43725-9757

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
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2009, the latest practicable date, 7,155,595 shares of the registrant’s common stock, $1.00 par value, were outstanding.

Camco Financial Corporation

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Cash and due from banks	$20,313	$17,013
Interest-bearing deposits in other financial institutions	37,931	35,272

Cash and cash equivalents	58,244	52,285
Securities available for sale, at fair value	60,940	85,352
Securities held to maturity, at cost, approximate fair value of $2,222 and $13,530 as of September 30, 2009 and December 31, 2008, respectively	2,160	13,406
Loans held for sale — at lower of cost or fair value	2,186	2,185
Loans receivable — net	684,426	756,641
Office premises and equipment — net	11,121	11,868
Real estate acquired through foreclosure	8,937	5,841
Federal Home Loan Bank stock — at cost	29,888	29,888
Accrued interest receivable	4,206	4,118
Mortgage servicing rights — at lower of cost or fair value	3,813	3,731
Prepaid expenses and other assets	5,941	10,785
Cash surrender value of life insurance	18,658	22,532
Prepaid and refundable federal income taxes	902	1,814

Total assets	$891,422	$1,000,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$670,391	$723,956
Advances from the Federal Home Loan Bank and other borrowings	133,880	183,833
Advances by borrowers for taxes and insurance	620	2,458
Accounts payable and accrued liabilities	11,052	16,942
Deferred federal income taxes — net	2,880	1,557

Total liabilities	818,823	928,746

Commitments	—	—

Stockholders’ equity:
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 14,900,000 shares; 8,884,509 shares issued at September 30, 2009 and 8,834,509 at December 31, 2008	8,885	8,835
Additional paid-in capital	60,124	59,896
Retained earnings	26,503	26,055
Accumulated other comprehensive income net of related tax effects	1,326	1,028
Unearned compensation; 50,000 shares	(125)	—
Treasury stock — 1,678,913 shares at Sept. 30, 2009 and Dec. 31, 2008, at cost	(24,114)	(24,114)

Total stockholders’ equity	72,599	71,700

Total liabilities and stockholders’ equity	$891,422	$1,000,446

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income
Loans	$30,560	$38,694	$9,948	$12,503
Mortgage-backed securities	1,821	2,038	551	703
Investment securities	660	1,201	110	391
Interest-bearing deposits and other	1,067	1,573	378	510

Total interest income	34,108	43,506	10,987	14,107

Interest expense
Deposits	12,039	17,539	3,619	5,419
Borrowings	4,161	6,355	1,189	2,022

Total interest expense	16,200	23,894	4,808	7,441

Net interest income	17,908	19,612	6,179	6,666

Provision for losses on loans	1,877	3,762	440	590

Net interest income after provision for losses on loans	16,031	15,850	5,739	6,076

Other income
Rent and other	1,274	990	292	310
Loan servicing fees	948	984	316	332
Service charges and other fees on deposits	1,684	1,797	613	618
Gain on sale of loans	980	302	207	127
Increases (decreases) in mortgage servicing rights — net	84	115	(185)	163
Gain (loss) on sale of fixed assets and investments	156	3	153	—
Income on cash surrender value life	710	746	216	254

Total other income	5,836	4,937	1,612	1,804

General, administrative and other expense
Employee compensation and benefits	9,587	9,990	3,047	3,150
Occupancy and equipment	2,423	2,546	880	827
Data processing	908	820	295	293
Advertising	415	719	118	229
Franchise taxes	803	905	221	285
Postage, supplies and office expenses	1,041	971	354	290
Travel, training and insurance	1,987	639	788	186
Professional services	1,310	1,011	453	323
Transaction processing	661	767	222	262
Real estate owned and other expenses	1,490	800	661	212
Loan expenses	516	979	210	332
Merger expenses	4	465	—	197

Total general, administrative and other expense	21,145	20,612	7,249	6,586

Earnings before federal income taxes	722	175	102	1,294

Total federal income taxes	131	(264)	(253)	225

NET EARNINGS	$591	$439	$355	$1,069

EARNINGS PER SHARE
Basic	$0.08	$0.06	$0.05	$0.15

Diluted	$0.08	$0.06	$0.05	$0.15

Dividends declared per share	0.020	0.225	0.000	0.075

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net earnings	$591	$439	$355	$1,069

Other comprehensive income, net of tax:
Unrealized holding gains (losses) during the period, net of taxes $154, $(58), $162 and $82 for the respective periods	298	(113)	314	160
Reclassification adjustment for realized gains included in net in earnings, net of taxes of $0 and $1 for the respective nine month periods and $0 for each of the three month periods ended September 30, 2009 and 2008, respectively	—	2	—	—
Comprehensive income	$889	$328	$669	$1,229

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
(In thousands)

	2009	2008

Cash flows from operating activities:
Net earnings for the period
Adjustments to reconcile net earnings to net cash	$591	$439
provided by operating activities:
Amortization of deferred loan origination fees	337	233
Amortization of premiums and discounts on investment and mortgage-backed securities — net	(22)	63
Amortization of mortgage servicing rights — net	888	370
Depreciation and amortization	1,007	1,020
Stock option expense	228	54
Deferred federal income taxes	1,170	(345)
Restricted stock / unearned compensation	(75)	—
Provision for losses on loans	1,877	3,762
Loss on sale of real estate acquired through foreclosure	469	213
(Gain) loss on sale of investments and fixed assets	(156)	(3)
Federal Home Loan Bank stock dividends	—	(1,166)
Net increase in cash surrender value of life insurance	(586)	(616)
Gain on sale of loans	(980)	(302)
Loans originated for sale in the secondary market	(91,855)	(36,442)
Proceeds from sale of loans in the secondary market	92,834	37,085
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	383	677
Prepaid expenses and other assets	4,291	(952)

Accounts Payable and other liabilities	(5,890)	(310)

Federal income taxes:
Current	912	(359)

Net cash provided by operating activities	5,423	3,421

Cash flows provided by (used in) investing activities:
Purchase of securities designated as available for sale	(24,019)	(46,175)
Purchase of securities designated as held to maturity	—	(19,154)
Purchase of loans	(7,035)	(249)
Loan disbursements	(85,314)	(158,237)
Principal repayments on loans	154,727	179,362
Principal repayments, maturities on securities	60,150	52,177
Purchase of office premises and equipment	(284)	(324)
Proceeds from sale of securities designated as available for sale	—	4,254
Proceeds from sale of office premises and equipment	180	2
Proceeds from surrender of bank owned life insurance	4,460	—
Proceeds from sales of real estate acquired through foreclosure	3,170	3,184

Net cash provided by (used in) investing activities	106,035	14,840

Net cash provided by operating and investing activities (subtotal carried forward)	111,458	18,261

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the nine months ended September 30,
(In thousands)

	2009	2008

Net cash provided by operating and investing activities (subtotal carried forward)	$111,458	$18,261

Cash flows provided by financing activities:
Net increase(decrease) in deposits	(53,565)	38,406
Proceeds from Federal Home Loan Bank advances	44,000	154,687
Repayment of Federal Home Loan Bank advances and other borrowings	(93,953)	(185,802)
Dividends paid on common stock	(143)	(2,684)
Decrease in advances by borrowers for taxes and insurance	(1,838)	(1,665)

Net cash provided by (used in) financing activities	(105,499)	2,942

Net increase (decrease) in cash and cash equivalents	5,959	21,203

Cash and cash equivalents at beginning of period	52,285	23,004

Cash and cash equivalents at end of period	$58,244	$44,207

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$16,343	$23,656

Income Taxes	$238	$250

Dividends declared but unpaid	$—	$—

Supplemental disclosure of noncash investing activities:
Recognition of mortgage-servicing rights in accordance with SFAS No. 140	$973	$485

Transfer of loans to real estate acquired through foreclosure	$7,453	5,709

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine- and three-month periods ended September 30, 2009 and 2008
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2008. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine- and three-month periods ended September 30, 2009, are not necessarily indicative of the results which may be expected for the entire year.
Critical Accounting Policies (continued)
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

Each quarter management analyzes the adequacy of the allowance for loan losses based on review of the loans in the portfolio along with an analysis of external factors (including current housing price depreciation, homeowners’ loss of equity, etc) and historical delinquency and loss trends. The allowance is developed through specific components; 1) the specific allowance for loans subject to individual analysis (FAS 114), 2) the allowance for classified loans not otherwise subject to individual analysis and 3) the allowance for non-classified loans (primarily homogenous).

Classified loans with indication or acknowledgment of deterioration in specific industries are subject to individual analysis. Loan classifications are those used by regulators consisting of Special Mention, Substandard, Doubtful and Loss. In evaluating these loans for impairment, the measure of expected loss is based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. All other classified assets and non-classified assets are combined with the homogenous loan pools and segregated into loan segments. The segmentation is based on grouping loans with similar risk characteristics (one-to-four family, home equity, etc.). Loss rate factors are developed for each loan segment which are used to estimate

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine- and three-month periods ended September 30, 2009 and 2008
3.	Critical Accounting Policies (continued)
Allowance for Loan Losses (continued)
losses and determine an allowance. The loss factors for each segment are derived from historical delinquency, classification, and charge-off rates and adjusted for economic factors and an estimated loss scenario.

The allowance is reviewed by management to determine whether the amount is considered adequate to absorb probable, incurred losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on management’s current judgment about the credit quality of the loan portfolio. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions. Also considered as part of that judgment is a review of the Bank’s trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and economic factors. While the Corporation strives to reflect all known risk factors in its evaluations, judgment errors may occur.
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
For the nine- and three-month periods ended September 30, 2009 and 2008
Reclassifications
Some items in the prior year financial statements were reclassified to conform to the current presentation.
4.	Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under outstanding stock options. Diluted earnings per share is not computed for periods in which an operating loss is sustained. The computations were as follows for the nine months ended September 30, 2009 and 2008:

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share information)

BASIC:
Net Earnings	$591	$439	$355	$1,069

Weighted average common shares outstanding	7,201	7,156	7,206	7,156

Basic earnings per share	$0.08	$0.06	$0.05	$0.15

DILUTED:
Net Earnings	$591	$439	$355	$1,069

Weighted average common shares outstanding	7,201	7,156	7,206	7,156
Dilutive effect of stock options	1	7	—	7

Total common shares and dilutive potential common shares	7,202	7,163	7,206	7,163

Diluted earnings per share	$0.08	$0.06	$0.05	$0.15

5.	Stock Option Plans

The Corporation follows a fair-value based method for valuing stock-based compensation that measures compensation cost at the grant date based on the fair value of the award.

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted in 2009 and 2008:

	2009	2008

Fair value, calculated	$1.43	$0.74
Exercise Price	$2.46	$9.07
Risk-free interest rate	2.66%	3.52%
Expected stock price volatility	61.00%	15.75%
Expected dividend yield	1.63%	6.00%
Expected Life	10 years	10 years

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine and three-month periods ended September 30, 2009 and 2008
5.	Stock Option Plans (continued)

A summary of the status of the Corporation’s stock option plans as of September 30, 2009 and December 31, 2008, and changes during the periods ending on those dates is presented below:

	Nine months ended		Year ended
	September 30,		December 31,
	2009		2008
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of period	260,703	$14.11	318,238	$15.10
Granted	80,000	2.46	47,167	9.07
Exercised	—	—	—	—
Expired	—	—	(39,429)	14.88
Forfeited	(79,282)	13.99	(65,273)	14.82

Outstanding at end of period	261,421	$10.58	260,703	$14.11

Options exercisable at end of period	235,102	$10.53	195,717	$15.01

Weighted-average fair value of options granted during the period		$1.43		$0.74

The following information applies to options outstanding at September 30, 2009:

	Options outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.89 — $2.50	80,000	9.3	$ 2.46	80,000	$ 2.46
$8.92 — $9.75	25,263	7.9	9.00	11,588	9.10
$11.36 — $14.16	77,831	6.4	13.18	65,187	13.61
$14.55 — $17.17	78,327	4.5	16.80	78,327	16.43

	261,421	6.0	$ 10.58	235,102	$ 10.53

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine and three-month periods ended September 30, 2009 and 2008
6.	Fair Value

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
Deposits: The fair values of deposits with no stated maturity, such as money market demand deposits, savings and NOW accounts, are deemed to equal the amount payable on demand. The fair value of fixed-rate certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine and three-month periods ended September 30, 2009 and 2008
The fair value of repurchase agreements is based on the discounted value of contractual cash flows using rates currently offered for similar maturities.
Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.
Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At September 30, 2009 and December 31, 2008, the fair value of loan commitments was not material.
Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Financial assets
Cash and cash equivalents	58,244	58,244	$52,285	$52,285
Investment securities available for sale	60,940	60,940	85,352	85,352
Investment securities held to maturity	2,160	2,222	13,406	13,530
Loans held for sale	2,186	2,225	2,185	2,205
Loans receivable	684,426	678,923	756,641	713,447
Federal Home Loan Bank stock	29,888	29,888	29,888	29,888
Accrued interest receivable	4,206	4,206	4,118	4,118

Financial liabilities
Deposits	670,391	647,790	$723,956	$733,322
Advances from the Federal Home Loan Bank	122,401	127,894	167,106	175,246
Repurchase agreements	6,479	6,479	11,727	11,727
Subordinated debentures	5,000	5,388	5,000	4,997
Advances by borrowers for taxes and insurance	620	620	2,458	2,458
Accrued interest payable	1,650	1,650	1,801	1,801

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

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine and three-month periods ended September 30, 2009 and 2008
6. Fair Value of Financial Instruments (continued)Repurchase Agreements (continued)
Fair value is defined as the price that would be received to sell an asset or transfer a liability between market participants at the balance sheet date. When possible, the Corporation looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Corporation looks to observable market data for similar assets and liabilities. However, certain assets and liabilities are not traded in observable markets and
Camco must use other valuation methods to develop a fair value. The fair value of impaired loans is based on the fair value of the underlying collateral, which is estimated through third party appraisals or internal estimates of collateral values.
     The following table presents financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Sept. 30, 2009	Level 1	Level 2	Level 3

Securities available for sale	$60,940	$—	$60,940	$—
     The following table presents financial assets and liabilities measured on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Sept. 30, 2009	Level 1	Level 2	Level 3

Impaired loans	$31,550	$—	$—	$31,550
Loans held for sale	2,186	—	—	2,186
Mortgage servicing rights	3,813	—	—	3,183
Real estate acquired through foreclosure	8,937	—	—	8,937
Impaired loans are measured and reported at fair value when management believes collection of contractual interest and principal payments is doubtful. Management’s determination of the fair value for these loans represents the estimated net proceeds to be received from the sale of the collateral based on observable market prices and market value provided by independent, licensed or certified appraisers. At September 30, 2009, impaired loans had a carrying amount of $39.0 million, with a valuation allowance of $7.4 million, resulting in an additional provision for loan losses of $1.8 million during the nine months ended September 2009.
Loans held for sale are originated on forward commitment contracts and are reported at the lower of cost or fair value. All loans held for sale at September 30, 2009, are secured by liens on 1-4 family residential properties.
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

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine and three-month periods ended September 30, 2009 and 2008
6. Fair Value of Financial Instruments (continued)Repurchase Agreements (continued
Fair value for real estate acquired through foreclosure is determined by obtaining recent appraisals on the properties. The fair value under such appraisals is determined by using one of the following valuation techniques: income, cost or comparable sales. The fair value is then reduced by management’s estimate for the direct costs expected to be incurred in order to sell the property. Holding costs or maintenance expenses are recorded as period costs when occurred and are not included in the fair value estimate.
We have included the additional information with respect to impairment measurements relating to collateral-dependent loans for better understanding of our process and procedures relating to fair value of financial instruments:
•	The percentage of impaired loans on which we relied on third party appraisals that had a date greater than 12 months was approximately 25%. The remaining 75% had appraisals with a date of less than or equal to 12 months.

•	Based on policy, a loan is typically deemed impaired (nonperforming) once it has gone over 90 days delinquent. Our management of the trouble (d) credit will vary as will the timing of valuations, loan loss provision and chargeoffs based on a multitude of factors such as, cash flow of the business/borrower, responsiveness of the borrower, communication with the commercial banker, property inspections, property deterioration, and delinquency . Typically, a nonperforming, non-homogeneous collateral dependent loan will be valued and adjusted (if needed) within a 90 day period after determination of impairment. When a loan meets the definition of substandard, it is evaluated for impairment. If impaired, the collateral is then evaluated and an appraisal is most typically ordered. Upon receipt of a value, we complete a FAS114 analysis to determine if the impaired loan requires a specific reserve. The time frame may be as short as 30 days or as much as 180 days, when an appraisal is ordered. We have not had any significant time lapses.

•	Camco’s credit risk management process consistently monitors key performance metrics across both the performing and non performing assets to identify any further degradation of credit quality. Additionally, impaired credits are monitored in weekly loan committee asset quality discussions, monthly asset classification committees and quarterly loan loss reserve reviews. Strategy documents and exposure projections are completed on a monthly basis to ensure that the current status of the troubled asset is clearly understood and reported.

•	The Asset Classification Committee oversees the management of all impaired loans and any subsequent loss provision or chargeoff that is considered. When a loan is deemed impaired, the valuation is obtained to determine any existing loss that may present as of the valuation date consistent with FAS 114. Policy dictates that any differences from fair market value, less costs to sell, are to be recognized as loss during the current period (loan loss provision or chargeoff). Any deviations from this policy will be identified by amount and contributing reasons for the policy departure during our quarterly reporting process.

•	Camco’s policies dictate that an impaired loan subject to partial chargeoff will remain in a nonperforming status until it is brought current. Typically, this occurs when a loan is paid current and completes a payment period necessary to show that the loan can perform. Camco monitors through various system reports any loan whose terms have been modified. These reports identify troubled debt restructures, modification, and renewals.

•	When circumstances do not allow for updated values or Camco determines that an appraisal is not needed, the underlying collateral’s fair market value is estimated in the following ways:
•	Camco personnel property inspections combined with original appraisal review

•	Auditor values

•	Various on-line fair market value estimations programs (i.e. Freddie Mac, Fannie Mae, Zillow, etc).
For these loans, the above processes are used to substantiate decisions for no specific valuation.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the nine- and three-month periods ended September 30, 2009 and 2008
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)
7. Recent Developments
     The following summarizes key activities of the Company during the quarter and year ended September 30, 2009
•	The Company’s total assets declined and maturing borrowings were repaid with excess cash;

•	Total loans declined reflecting a decrease in lending opportunities relating to the economic conditions in our market areas

•	Additional foreclosed asset valuations resulted in increased operating expenses through additional valuation allowances and maintenance and property tax expense

•	Additional expenses related to special assessment levied by the Federal Deposit Insurance Corporation (“FDIC”) was paid in September

•	Interest expense continues to decrease as current rates paid on deposits are lower than in prior periods as management has cautiously priced deposits. Balances of high-cost certificates of deposit and FHLB advances have been lower through the first nine months of fiscal 2009, and most of the advances that have matured during the first nine months of this fiscal year have been repaid with excess liquidity

•	Net charge-offs totaled $3.6 million for the quarter and $5.1 million for the nine months ended September 30, 2009.

•	Real estate owned increased $3.1 million during the current nine months, which is reflective of prior identified loans evolving through the collection cycle.
8. Subsequent Event
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, we have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Forward Looking Statements
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can be identified by the use of forward-looking terminology, such as may, might, could, would, believe, expect, intend, plan, seek, anticipate, estimate, project or continue or the negative thereof or comparable terminology. All statements other than statements of historical fact included in this document regarding our outlook, financial position and results of operation, liquidity, capital resources and interest rate sensitivity are forward-looking statements. The Corporation undertakes no responsibility to update or revise any forward-looking statements. These forward-looking statements also relate to, amount other things:
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

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2009 and 2008
Discussion of Financial Condition Changes from December 31, 2008 to September 30, 2009 (continued)
Forward Looking Statements (continued)
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
These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct, and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:
•	competition in the industry and markets in which we operate;

•	levels of non-performing assets;

•	changes in general interest rates;

•	loan demand;

•	rapid changes in technology affecting the financial services industry;

•	real estate values;

•	changes in government regulation; and

•	general economic and business conditions.
Since 2008, our loan quality has been negatively impacted by deteriorating conditions within the commercial real estate market and economy as a whole, which has caused declines in commercial real estate values and deterioration in financial condition of various commercial borrowers. Additionally, increases in delinquent real estate mortgage loans has occurred as a result of deteriorating economic conditions and a decline in the housing market across our geographic footprint that reflected declining home prices and increasing inventories of houses for sale. These conditions have led Camco to downgrade the loan quality ratings on various commercial real estate loans through its normal loan review process. In addition, several impaired loans have become under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral. As a result, Camco’s provision for loans losses, net charge-offs and nonperforming loans in recent quarters have been higher than historical levels. The additional provisions for loan losses in this period were largely attributed to the aforementioned issues.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2009 and 2008
Discussion of Financial Condition Changes from December 31, 2008 to September 30, 2009 (continued)
Overview:
Discussion of Financial Condition Changes from December 31, 2008 to September 30, 2009
Camco offers diversified financial products and services through 23 financial service locations in Ohio, West Virginia and Kentucky through its financial unit, Advantage Bank and a subsidiary, Camco Title Agency, Inc. Products and services include traditional banking products, such as deposit accounts and lending products through traditional offices, ATMs and telephone and internet-based banking. Additionally we offer title insurance which is provided Camco Title.
At September 30, 2009, Camco’s consolidated assets totaled $891.4 million, a decrease of $109.0 million, or 10.9% , from December 31, 2008. The decrease in total assets resulted primarily from decreases in loans receivable. We anticipate total assets to begin stabilizing as our commercial loan department has increased the pipeline and new loans are being generated within our newly established policy standards. Other lending activity continues to be hindered by the economy which is negatively affecting loan demand. The continued decrease in residential lending has affected our profits relating to the sale of fixed rate loans. Continued pay down of loans will likely be used to further reduce outstanding borrowings and brokered deposits.
Cash and interest-bearing deposits in other financial institutions totaled $58.2 million at September 30, 2009, an increase of $6.0 million, or 11.4%, from December 31, 2008. As noted in our annual report for fiscal year 2008, we continue to improve our liquidity position by reducing borrowings and brokered deposits and will continue to utilize excess cash to reduce borrowings and deploy into loans and investment securities in the remainder of 2009. We also have seen a decrease of $53.6 million, or 7.4%, in deposits, primarily in higher yielding certificates of deposits and public funds. We continue to price certificates of deposit specials in a manner that retains “core” customers rather than attracting interest rate sensitive certificate of deposit customers. Additionally, we continue to focus our commercial efforts into core banking relationships by establishing depository accounts with our lending customers.
Securities totaled $63.1 million at September 30, 2009, a decrease of $35.7 million, or 36.1%, from December 31, 2008. The decrease was attributable to principal repayments totaling $60.2 million offset partially by the purchases of $24.0 million of securities and a $448,000 decrease in the fair market value of securities available for sale for the nine-month period ended September 30, 2009. The yield on agencies purchased during the nine month period was 1.49%. No purchases were made in the three months ended September 30, 2009.
Loans receivable net, including loans held for sale, totaled $686.6 million at September 30, 2009, a decrease of $72.2 million, or 9.5%, from December 31, 2008. The decrease resulted primarily from principal repayments of $154.7 million and loan sales of $91.9 million which were partially offset by loan disbursements and purchases totaling $184.2 million. The volume of loans originated and purchased during the nine months of 2009 decreased compared to the same 2008 period by $10.7 million, or 5.5%, while the volume of loan sales increased by $55.1 million, or 149.7%, period to period. The decrease in outstanding loans during the nine months ended September 30, 2009 occurred primarily in our retail residential mortgage loan portfolio. While we have seen slight increases in prepayments on residential mortgage loans, our ability to produce new portfolio residential mortgage loans has been significantly impaired by the housing market, with new and existing home sales declining coupled with customers preference toward fixed rate loans which we have historically sold and serviced.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2009 and 2008
Discussion of Financial Condition Changes from December 31, 2008 to September 30, 2009 (continued)
Loan originations during the nine-month period ended September 30, 2009, were comprised primarily of $58.5 million in commercial loans, $97.7 million of loans secured by one- to four-family residential real estate and $28.0 million in consumer and other loans. Our intent is to continue to service our communities with their residential needs while also expanding consumer and commercial real estate lending in future periods as a means of increasing the yield on our loan portfolio.
The allowance for loan losses totaled $12.5 million and $15.7 million at September 30, 2009 and December 31, 2008, respectively, representing 23.9% and 29.4% of nonperforming loans, respectively, at those dates. Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $51.9 million and $53.5 million at September 30, 2009 and December 31, 2008, respectively, constituting 7.61% and 7.05% of total net loans, including loans held for sale, at those dates. Net charge-offs totaled $5.1 million during the first nine months of 2009.
The following table details nonperforming and delinquent loans at September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
	(In thousands)
		90+ days			90+ days
	30 - 89 days	delinquent,		30 - 89 days	delinquent,
	delinquent	accruing	Nonaccrual	delinquent	accruing	Nonaccrual
Residential	$5,074	$—	$20,328	$6,419	$44	$17,203
Multifamily	1,126	—	2,874	30	—	3,139
Non Residential	2,291	375	13,351	306		18,057
Construction and development	637	—	6,945	253	—	8,603
Commercial	757	—	1,534	453	—	1,434
HELOC and second mortgage	1,598	—	6,750	2,434	—	4,962
Consumer and other	169	—	80	89	—	86

Total	$11,652	$375	$51,862	$9,984	$44	$53,484

Although we believe that the allowance for loan losses at September 30, 2009, is adequate to cover probable, incurred losses inherent in the loan portfolio at that date based upon the available facts and circumstances, there can be no assurance that additions to the allowance for loan losses will not be necessary in future periods, which could adversely affect our results of operations. Unemployment rates in our markets and Ohio in general, are higher than the national average, and bankruptcy and foreclosure filings in Ohio are very high compared to the rest of the nation. Additionally, Ohio is experiencing declining values of residential real estate. However, Ohio in general has not experienced significant increases in home values over the past five years like many regions in the U.S., which should comparatively mitigate losses on loans. Nonetheless, these factors, compounded by a very uncertain national economic outlook, may increase the level of future losses beyond our current expectations.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2009 and 2008
Discussion of Financial Condition Changes from December 31, 2008 to September 30, 2009 (continued)
The following table presents changes in Camco’s allowance for loan losses:

	Three Months Ended		Nine Months Ended
(In Thousands)	Sept 30, 2009	June 30, 2009	Sept 30, 2009	Sept 30, 2008
Average Loans	675,016	692,546	697,737	786,669
Allowance for Loan Losses:
Beginning Balance	15,466	15,860	15,747	6,623
Charge-Offs:
Commercial, Financial and Agricultural	903	135	1,079	814
Real Estate — Construction	323	10	333	—
Real Estate — Residential	1,719	1,680	3,940	2,309
Real Estate — Commercial	637	—	637	354
Consumer	6	1	16	16

Total Charge — Offs	3,588	1,826	6,005	3,493

Recoveries:
Commercial, Financial and Agricultural	1	—	1	51
Real Estate — Construction	0	—	—	1
Real Estate — Residential	186	636	873	233
Real Estate — Commercial	0	—	2	243
Consumer	1	6	10	45

Total Recoveries	188	642	886	573

Net Charge — Offs	3,400	1,184	5,119	2,920

Provision for Loan Losses	439	790	1,877	3,762

Allowance for loan losses, end of period	12,505	15,466	12,505	7,465

Ratio of net charge offs to average loans:	2.01%	0.68%	0.98%	0.49%
At September 30, 2009, the Company’s real estate owned (REO) consisted of 119 repossessed properties with a net book value of $8.9 million. Initial loss is recorded as a charge to the allowance for loan losses within 90 days of being transferred to REO. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The Company reflects costs to carry REO as period costs in operations when incurred. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property.
The Company works with borrowers to avoid foreclosure if possible. Furthermore, if it becomes inevitable that a borrower will not be able to retain ownership of their property, the Company often seeks a deed in lieu of foreclosure in order to gain control of the property earlier in the recovery process. As a result, real estate owned grew $3.1 million during the nine months of 2009. The strategy of pursuing deeds in lieu of foreclosure more aggressively should result in a reduction in the holding period for nonperforming assets and ultimately reduce economic losses.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2009 and 2008
Comparison of Results of Operations for the Nine Months Ended September 30, 2009 and 2008 (continued)
Deposits totaled $670.4 million at September 30, 2008, a decrease of $53.6 million, or 7.4%, from the total at December 31, 2008. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at September 30, 2009, and December 31, 2008:

	September 30, 2009		December 31, 2008		Change
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$33,310	0.00%	$37,526	0.00%	(4,216)	0.00%
Interest-bearing demand	73,614	0.62	87,199	0.91	(13,585)	(0.29)
Money market	100,254	0.68	112,749	1.35	(12,495)	(0.67)
Savings	37,432	0.25	33,838	0.26	3,594	(0.01)
Certificates of deposit — retail	382,633	2.88	413,134	3.75	(30,501)	(0.87)
Certificates of deposit — brokered	43,148	3.32	39,510	4.23	3,638	(0.91)

Total deposits	$670,391	2.04%	$723,956	2.71%	(53,565)	(0.67)%

In early 2009, brokered deposits were used to reduce borrowings and improve the Bank’s liquidity position. However, we acknowledge that brokered deposits are not core, franchise-enhancing deposits, and we plan to continue with our current strategy of improving the long-term funding mix of the Bank’s deposit portfolio by aggregating small business, commercial and retail checking accounts. We continue to allow brokered deposits to mature and have not purchased deposits in the third quarter of 2009. We have implemented a number of organizational and product development initiatives designed to increase commercial and small business checking accounts and have added some new certificates of deposit to maintain our “core” customers.
Competitive markets and our conservative pricing strategy have shrunk our higher cost certificates of deposits. Money market accounts have also decreased primarily due to our aggressive rate reduction during 2009 as customers continue to look for better rates. This strategy has helped maintain our margin, and we believe that if we are able to maintain most of the certificates of deposit maturing in the remainder of 2009 the continuing decrease of rates will help to slightly reduce our cost of funds during the latter portion of the year, based on our current expectation for interest rates.
Federal Home Loan Bank (FHLB) advances and other borrowings totaled $133.9 million at September 30, 2009, a decrease of $50.0 million, or 27.2%, from the total at December 31, 2008. The decrease in borrowings was primarily due to the decrease in loans receivable and our investment portfolios. See “Liquidity and Capital Resources” for further discussion on our borrowings position.
Stockholders’ equity totaled $72.6 million at September 30, 2009, an increase of $898,000, or 1.3%, from December 31, 2008. The majority of the increase resulted from net earnings of $591,000, coupled with entries relating to FAS 123R stock options and increased value of unrealized gains which were offset partially by dividends of $143,000.
Comparison of Results of Operations for the Nine Months Ended September 30, 2009 and 2008
Camco’s net earnings for the nine months ended September 30, 2009, totaled $591,000, an increase of $152,000, or 34.6%, from the $439,000 of net earnings reported in the comparable 2008 period. Earnings per share totaled $0.08 and $0.06 in 2009 and 2008, respectively. The increase in earnings was primarily attributable to a decrease in the provision for losses on loans of $1.9 million and an increase in other income of $899,000. These were partially offset by a decrease in net interest income of $1.7 million and an increase of $533,000 in general administrative and other expenses.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2009 and 2008
Comparison of Results of Operations for the Nine Months Ended September 30, 2009 and 2008 (continued)
Interest Income
Net interest income amounted to $17.9 million for the nine months ended September 30, 2009, a decrease of $1.7 million, or 8.7%, compared to the nine-month period ended September 30, 2008, generally reflecting the effects of a $85.4 million decrease in the average balance of interest earning assets. Net interest margin increased to 2.82% in the nine months ended September 30, 2009 compared to 2.81% for the comparable period in 2008.
Margin pressure continues to be a challenge due to the continued decline in yield on assets which normally occurs at a faster rate than cost of funds coupled with our volume of non performing loans. At the same time, the loan portfolio has not grown to offset the tighter spreads. But our management continues to work diligently on our classified and non performing assets to better position the portfolio. Portfolio lending had slowed in the first half of 2009 but we have begun to see additional lending possibilities arise in the commercial area and continue to work in our communities with real estate brokers and community contacts to strengthen our residential lending efforts.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2009 and 2008
Comparison of Results of Operations for the Nine Months Ended September 30, 2009 and 2008 (continued)
AVERAGE BALANCE, YIELD, RATE AND VOLUME DATA
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

	2009			2008
	Average	Interest	Average	Average	Interest	Average
Nine Months Ended September 30,	outstanding	earned	yield/	outstanding	earned /	yield/
(Dollars in thousands)	balance	/ paid	rate	balance	paid	rate
Interest-earning assets:
Loans receivable (1)	676,494	30,560	6.02%	$776,096	38,694	6.65%
Securities	82,405	2,481	4.01%	96,543	3,239	4.25%
FHLB stock	29,888	1,042	4.65%	29,182	1,166	5.33%
Other Interest-bearing accts	57,301	25	0.06%	29,619	407	1.83%

Total interest-earning assets	846,088	34,108	5.38%	931,440	43,506	6.23%

Noninterest-earning assets (2)	106,790			96,659

Total average assets	$952,878			$1,028,099

Interest-bearing liabilities:
Deposits	641,929	12,039	2.50%	686,086	17,539	3.41%
FHLB advances and other	157,968	4,161	3.51%	196,817	6,355	4.31%

Total interest-bearing liabilities	799,897	16,200	2.70%	882,903	23,894	3.61%

Noninterest-bearing deposits	37,183			37,707
Noninterest-bearing liabilities	43,681			20,688

Total average liabilities	880,761			941,298
Total average shareholders’ equity	72,117			86,801

Total liabilities and shareholders’ equity	$952,878			$1,028,099

Net interest income/Interest rate spread		$17,908	2.67%		$19,612	2.62%

Net interest margin (3)			2.82%			2.81%

Average interest-earning assets to average interest-bearing liabilities			105.8%			105.5%

(1)	Includes Loans Held for Sale but does not include ALLL and Non-Accrual Loans

(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses

(3)	Net interest income as a percent of average interest-earning assets

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2009 and 2008
Comparison of Results of Operations for the Nine Months Ended September 30, 2009 and 2008 (continued)
Interest income on loans totaled $30.6 million for the nine months ended September 30, 2009, a decrease of $8.1 million or 21.0% from the comparable 2008 period. The decrease resulted primarily from a 63 basis point decrease in the average yield to 6.02% from 6.65% in 2008, coupled with a decrease in the average balance outstanding of $99.6 million or 12.8% from the 2008 period. The Prime rate was 75 basis points lower during the first nine months of 2009 compared to the December 31, 2008 rate, which was a key driver for the decrease in the yield on loans in 2009 as most of the loans tied to the Prime rate re-price within a month of a change in the rate. Further declines in the Prime rate may continue to negatively affect the yield on loans.
Interest income on securities totaled $2.5 million for the nine months ended September 30, 2009, a decrease of $758,000, or 23.4%, from the same period of 2008. The decrease was due primarily to a $14.1 million, or 14.7%, decrease in the average balance outstanding in the nine months of 2009 from the same period of 2008, coupled with a 24 basis point decrease in the average yield period to period.
Dividend income on FHLB stock decreased by $124,000, or 10.6%, due primarily to a 68 basis point decrease in the average yield, to 4.65% in 2009. Interest income on other interest-bearing accounts decreased $382,000, or 93.9% primarily due to a 177 basis point decrease in the average yield, to .06%. This decrease was due to higher balances needed to compensate for charges at correspondent banks leaving less balance for interest calculation coupled with decreased rates.
Interest Expense
Interest expense on deposits totaled $12.0 million for the nine months ended September 30, 2009, a decrease of $5.5 million or 31.4% compared to the same period in 2008, due primarily to a 91 basis point decrease in the average cost of deposits to 2.50% in the current period coupled with a $44.2 million or 6.4% decrease in average deposits outstanding. Management expects the cost of deposits to begin stabilizing as rates are considerably low and competition for deposits may limit management’s ability to reduce the cost of deposits proportionately to falling loan yields.
Interest expense on borrowings totaled $4.2 million for the nine months ended September 30, 2009, a decrease of $2.2 or 34.5% from the same 2008 nine-month period. The decrease resulted primarily from a $38.8 million or 19.7% decrease in the average balance outstanding year to year, coupled with an 80 basis point decrease in the average cost of borrowings to 3.51%.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectability of the Bank’s loan portfolio. Key drivers of the provision are declines in commercial real estate values on existing impaired loans and loan downgrades. The higher allocation in recent quarters primarily reflects the impact of distressed commercial real estate values and general economic conditions on specific reserves for impaired loans, while the elevated level of charge-offs in the fourth quarter and first nine months of 2009 resulted in higher loss factors for graded loans. The allowance allocated to the real estate and consumer loan categories is based upon Camco’s allowance methodology for homogeneous pools of loans. The methodology takes into consideration the housing price depreciation that we have experienced over the past 12 months and the loss of equity that homeowners’ are experiencing in our geographic areas. The fluctuations and changes in these allocations are consistent with the changes in loan quality, loss experience and

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2009 and 2008
Comparison of Results of Operations for the Nine Months Ended September 30, 2009 and 2008 (continued)
Provision for Losses on Loans (continued)
economic factors in each of the loan categories. Nonperforming loans (three months or more delinquent plus nonaccrual loans) totaled $51.9 million at September 30, 2009, a decrease from $53.5 million from December 31, 2008. Additionally, net charge offs totaled $5.1 million at September 30, 2009 compared to $2.9 million, at September 30, 2008.
Based upon an analysis of these factors and the continued uncertain economic outlook, we added $1.9 million to the provision for losses on loans for the nine months ended September 30, 2009, compared to $3.8 million for the same period in 2008. We believe our classified loans are adequately reserved for probable, incurred losses inherent in our loan portfolio at September 30, 2009. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future, understanding that all lending activity contains associated risks of loan losses. In addition, the mix and composition of both portfolio loans and nonperforming loans change from period to period. When the Company sets the allowance for loan losses it is dependent on a detailed analysis of different ratios that may not move in the same direction. As a result, the ratio of allowance for loan losses to nonperforming loans at September 30, 2009 decreased from the prior year while the ratio of allowance for loan losses to total loans at September 30, 2009 increased from the prior year. At September 30, 2009, our loan reserves represent 1.79% of total net loans versus 2.08% at December 31, 2008.
Other Income
Other income totaled $5.8 million for the nine months ended September 30, 2009, an increase of $899,000, or 18.2%, from the comparable 2008 period. The increase in other income was primarily attributable to a $678,000, or 224.5%, increase in gain on sale of loans and a $284,000, 28.7%, increase in rent and other.
The increase in gain on sale of loans was due to increased sales of $55.1 million from the comparable period in 2008. The increase in rent and other was due to increased revenue earned at our title agency.
General, Administrative and Other Expense
General, administrative and other expense totaled $21.1 million for the nine months ended September 30, 2009, an increase of $533,000, or 2.6%, from 2008. The increase in general, administrative included an additional $1.5 million in Federal Deposit Insurance premiums and an increase of $690,000, or 86.3%, in real estate owned and other expenses. These increases were partially offset by a $465,000, or 100.0% decrease in merger related expense from 2008 and $463,000, or 47.3% decrease in loan expenses.
The increase in Federal Deposit Insurance premium is reflective of the industry-wide FDIC special assessment which totaled $448,000, coupled with the increased premium for additional coverage of $250,000 versus $100,000.
Real estate owned expense increased due to lower valuations and write downs of our real estate owned portfolio to recognize current property values.
The decrease in loan expenses relates to decreased volume of loan originations from year to year, our discontinuing UAA insurance on consumer lending and moving to a self funded plan, and decreased no closing cost loans that previously added to Bank expenses such as appraisals, credit reports etc.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2009 and 2008
Comparison of Results of Operations for the Three Months Ended September 30, 2009 and 2008
Federal Income Taxes
Federal income taxes totaled $131,000 for the nine months ended September 30, 2009; an increase of $395,000, compared to the nine months ended September 30, 2008. This decrease was primarily attributable to a $547,000, or 312.6%, increase in pre-tax earnings.
General
Camco’s net earnings for the three months ended September 30, 2009, totaled $355,000, a decrease of $714,000, or 66.8%, from the $1.1 million, of net earnings reported in the comparable 2008 period. Earnings per share totaled $0.05 and $0.15 in 2009 and 2008, respectively. The decrease in earnings was primarily attributable to a decrease of $487,000, or 7.3%, in net interest income and $348,000, or 213.5% in the valuation of mortgage servicing rights coupled with a $663,000 or 10.1% increase in general, administrative and other expenses. These decreases were offset partially by a tax benefit which created a decrease in expenses of $478,000, or 212.4%, in federal income taxes recorded period to period.
Interest Income
Net interest income amounted to $6.2 million for the three months ended September 30, 2009, a decrease of $487,000, or 7.3%, compared to the three-month period ended September 30, 2008, generally reflecting the effects of a $140.3 million decrease in the average balance of interest earning assets. Net interest margin increased to 3.07% in the third quarter of 2009 compared to 2.82% for the comparable period in 2008.
Margin pressure continues to be a challenge due to the yield on assets declining at a faster rate than the cost of funds. At the same time, the loan portfolio has not grown to offset the tighter spreads. We continue to work diligently on our classified and non performing assets to better position the portfolio and increase our interest income. Portfolio lending has slowed, but we have begun to see additional lending possibilities arise in the commercial area and continue to work in our communities with real estate brokers and community contacts to strengthen our residential lending efforts.
Interest income on loans totaled $9.9 million for the three months ended September 30, 2009, a decrease of $2.6 million, or 20.4%, from the comparable 2008 period. The decrease resulted primarily from a decrease in the average balance outstanding of $117.6 million in 2009 compared to the same three months of 2008. A 40 basis point decrease in the average yield in the 2009 period also negatively impacted interest income on loans. The Prime rate was 75 basis points lower during 2009 compared to the September 30, 2008 rate, which was a key driver for the decrease in the yield on loans in 2009 as most of the loans tied to the Prime rate re-price within a month of a change in the rate. Further declines in the Prime rate may continue to negatively affect the yield on loans.
Interest income on securities totaled $661,000 for the three months ended September 30, 2009, a decrease of $433,000, or 39.6%, from the third quarter of 2008. The decrease was due primarily to a $30.1 million, or 30.4%, decrease in the average balance outstanding in the third quarter of 2009 from the third quarter of 2008, coupled with a 59 basis point decrease in the average yield, to 3.84% for the 2009 period.
Dividend income on FHLB stock decreased by $25,000, or 6.3%, due primarily to a 39 basis point decrease in the average yield, to 4.99% in 2009. Interest income on other interest-bearing accounts decreased $107,000, or 95.5% primarily due to the higher balances needed to compensate for charges at correspondent banks leaving less balance for interest calculation coupled with decreased rates.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2009 and 2008
Comparison of Results of Operations for the Three Months Ended September 30, 2009 and 2008 (continued)
Interest Expense
Interest expense on deposits totaled $3.6 million for the three months ended September 30, 2009, a decrease of $1.8 million or 33.2% compared to the same quarter in 2008, due primarily to a 61 basis point decrease in the average cost of deposits to 2.51% in the current quarter coupled with a $116.7 million or 16.8% decrease in average deposits outstanding. Management expects the cost of deposits to begin stabilizing as rates are considerably low and competition for deposits may limit management’s ability to continue reducing the cost of deposits proportionately to falling loan yields.
Interest expense on borrowings totaled $1.2 million for the three months ended September 30, 2009, a decrease of $833,000, or 41.2%, from the same 2008 three-month period. The decrease resulted primarily from a $51.7 million or 27.0% decrease in the average balance outstanding coupled with a 82 basis point decrease in the average cost of borrowings to 3.40% year to year.
Net Interest Income
As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $487,000, or 7.3%, to a total of $6.2 million for the three months ended September 30, 2009. The interest rate spread increased to 2.78% at September 30, 2009, from 2.61% at September 30, 2008, while the net interest margin increased to 3.07% for the three months ended September 30, 2009, compared to 2.82% for the 2008 period.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2009 and 2008
Comparison of Results of Operations for the Three Months Ended September 30, 2009 and 2008 (continued)
AVERAGE BALANCE, YIELD, RATE AND VOLUME DATA
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

	2009			2008
	Average	Interest	Average	Average	Interest	Average
Three Months Ended September 30,	outstanding	earned	yield/	outstanding	earned /	yield/
(Dollars in thousands)	balance	/ paid	rate	balance	paid	rate
Interest-earning assets:
Loans receivable (1)	651,796	9,948	6.10%	$769,406	12,503	6.50%
Securities	68,825	661	3.84%	98,880	1,094	4.43%
FHLB stock	29,888	373	4.99%	29,590	398	5.38%
Other Interest-bearing accts	54,206	5	0.04%	47,129	112	0.95%

Total interest-earning assets	804,714	10,987	5.46%	945,005	14,107	5.97%
Noninterest-earning assets (2)	110,207			82,359

Total average assets	$914,922			$1,027,364

Interest-bearing liabilities:
Deposits	577,546	3,619	2.51%	694,240	5,419	3.12%
FHLB advances and other	139,882	1,189	3.40%	191,592	2,022	4.22%

Total interest-bearing liabilities	717,428	4,808	2.68%	885,832	7,441	3.36%

Noninterest-bearing deposits	36,094			36,568
Noninterest-bearing liabilities	89,221			19,094

Total average liabilities
Total average shareholders’ equity	72,179			85,870

Total liabilities and shareholders’ equity	$914,922			$1,027,364

Net interest income/Interest rate spread		$6,179	2.78%		$6,666	2.61%

Net interest margin (3)			3.07%			2.82%

Average interest-earning assets to average interest-bearing liabilities			112.17%			106.7%

(1)	Includes Loans Held for Sale but does not include ALLL and Non-Accrual Loans

(2)	Includes securities designated as available for sale.

(3)	Net interest income as a percent of average interest-earning assets.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2009 and 2008
Comparison of Results of Operations for the Three Months Ended September 30, 2009 and 2008 (continued).
Provision for Losses on Loans
Management recorded a provision for losses on loans totaling $440,000 for the three months ended September 30, 2009, compared to $590,000 in the 2008 period. We believe our classified loans are adequately reserved for probable, incurred losses inherent in our loan portfolio at September 30, 2009. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future. At September 30, 2009 our loan reserves represent 1.82% of total net loans.
Other Income
Other income totaled $1.6 million for the three months ended September 30, 2009, a decrease of $192,000, or 10.6%, from the comparable 2008 period. The decrease in other income was primarily attributable to a $348,000 decrease in the value of mortgage servicing rights, which was offset partially by an increase of $153,000 in gain on sale of assets. A building located in Erlanger, Kentucky was closed in January 2008 was sold in 3rd quarter 2009.
General, Administrative and Other Expense
General, administrative and other expense totaled $7.2 million for the three months ended September 30, 2009, an increase of $663,000, or 10.1%, from 2008. The increase in general, administrative included an additional $619,000, or 680.2%, in Federal Deposit Insurance premiums and an increase of $449,000, or 211.8%, in real estate owned and other expenses. These increases were partially offset by a $197,000 decrease in merger related expense from 2008 and $122,000, or 36.8% decrease in loan expenses.
The increase in Federal Deposit Insurance premium is reflective of increased premiums for additional coverage of $250,000 versus $100,000 and increased premiums related to our consent order status with the FDIC and State of Ohio.
Real estate owned expense increased due to lower valuations and write downs of our real estate owned portfolio to recognize current property values.
The decrease in loan expenses relates to decreased volume of loan originations from quarter to quarter coupled with discontinuing our UAA insurance on consumer lending and moving to a self funded plan and with decreased no closing cost loans that previously added to Bank expenses such as appraisals, credit reports etc.
Federal Income Taxes
The tax benefit for federal income taxes totaled ($253,000) for the three months ended September 30, 2009; a decrease of $478,000, or 212.4%, compared to the three months ended September 30, 2008. This decrease was primarily attributable to tax credits relating to the Bank’s investment in affordable housing partnerships.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2009 and 2008
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
The decrease in the outstanding balance of loans in 2009 was the main driver for the increase in the Corporation’s cash position. New loan production was lower and mainly in fixed rate products which were being sold on the secondary market. In addition, liquidity from principal repayments from amortization and contractual maturities has been enhanced by higher prepayments, which have been higher in 2009 compared to the first nine months of 2008. These cash flows have been used to pay off borrowings which decreased $44.7 million since year end 2008. We have also encountered investment portfolio calls and maturities totaling $26 million in 2009 due to the significantly lower interest rate environment.
Approximately $3.7 million, of our investment and mortgage-backed securities portfolio is expected to mature or prepay in the remainder of 2009. These maturities will provide additional liquidity in the short term, and we have continued to reduce the level of public funds deposits and repurchase agreements, which limits our ability to use these funds freely due to the collateral requirements of those deposits and repurchase agreements. State and local political subdivision deposits totaled $34.1 million at September 30, 2009 and $60.2 million at December 31, 2008.
Approximately $267.0 million of our certificate of deposit portfolio is scheduled to mature within twelve months of September 30, 2009, and the weighted average rate paid on those maturing deposits is 2.91%. While depositors showed a preference toward short term certificates or other issuances of less than 18 months during 2009, we have had some success in increasing longer-term deposits with 24 month maturities. This helps to reduce liquidity pressure on the Corporation and allows us to generate low cost deposits in this low interest rate environment. Competition for deposits continues to be very strong in our markets.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED
Liquidity and Capital Resources — (continued)
FHLB advances are another funding source. In the past, we have depended heavily on borrowings to fund balance sheet growth. While significant strategic and tactical focus is being placed on deposit growth, borrowings and additional borrowing capacity at the FHLB are still vital sources of liquidity and growth funding. As we noted in our annual report for 2008, we forecasted and are experiencing, tightened lending standards from the FHLB in the form of higher collateral maintenance requirements. While we have been successful in significantly reducing our debt over the last year, we find that in the aggregate we can borrow less than we could a year ago. This capacity has decreased as our one to four-family loan portfolio, the primary collateral for FHLB borrowings, has shrunk and the increase in nonperforming loans has reduced our FHLB credit rating (and thereby increased its collateral requirements) in the latter half of 2008 continuing into 2009. The inability of the Bank to access contingency funding from the FHLB may limit our growth and negatively affect earnings. We have improved on-balance-sheet liquidity in response to higher collateral maintenance requirements and decreases in our overall borrowing capacity.
We plan to continue to monitor our funding sources through brokered deposits and FHLB borrowings, but recognize that our current credit risk profile may restrict these sources. Our Funds Management Group will monitor the deposit rates in our markets to allow for competitive pricing in order to raise funds through deposits. Due to the current consent order between the Bank, the FDIC and the Ohio Division of Financial Institutions, we will experience regulatory limitations on the rates that we can offer on deposit products, which may affect our ability to compete in our markets. To further manage our liquidity position, funds in excess of loan demand and available borrowing repayments will be held in short-term investments. We are taking these actions to proactively prepare for the possibility of continued deterioration in the credit markets and possible increases in nonperforming loans, which may further reduce our borrowing capacity at the FHLB further.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Liquidity and Capital Resources — (continued)
The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of September 30, 2009.

	Payments due by period
	Less			More
	Than	1-3	3-5	Than
	1 year	years	years	5 years	Total
	(In thousands)

Contractual obligations:
Operating lease obligations (1)	$200	419	284	312	1,215
Advances from the Federal Home Loan Bank	57,000	23,000	15,586	26,815	122,401
Certificates of deposit	272,309	144,326	8,789	358	425,782
Repurchase agreements	6,479	—	—	—	6,479
Subordinated debentures (2)	—	—	—	5,000	5.000
Ohio Equity Funds for Housing	1,189	959	301	227	2,676
Amount of commitments expiration per period
Commitments to originate loans:
Revolving, open-end lines	$54,799	—	—	—	54,799
1-4 family residential construction	3,773	—	—	—	3,773
Commercial real estate, other construction land development	9,043	—	—	—	9,043
Commitments to fund commercial real estate, construction and land development loans not secured by real estate	8,327				8,327
Other unused commitments	8,398	—	—	—	8,398
Stand by letters of credit	538	—	—	—	538

Total contractual obligations	$422,055	168,704	24,960	32,712	648,341

(1)	An additional lease was signed by Advantage on October 15, 2009 that has total contractual obligation of $528,675 which begins November 16, 2009 and ends August 31, 2012. Advantage will have the right to use the existing furniture during the term of the lease and at the end of the term it has the right to buy the furniture for an amount of $1.00.

(2)	The subordinated debentures are redeemable, at Camco’s option, commencing September 15, 2008. The debentures mature on September 15, 2037.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Liquidity and Capital Resources (continued)
Camco and Advantage are required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2009, the Corporation exceeded all minimum regulatory capital requirements.
The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at September 30, 2009:

							To be “well-
							capitalized”
							under prompt
			For capital				corrective action
	Actual		Adequacy purposes				provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$83,516	13.77%	≥ $	48,524	≥	8.0%	≥ $	60,655	10.0%
Advantage Bank	$78,696	13.01%	≥ $	48,405	≥	8.0%	≥ $	60,506	10.0%
Tier I capital to risk-weighted assets:
Camco Financial Corporation	$75,892	12.51%	≥ $	24,262	≥	4.0%	≥ $	36,3933	6.0%
Advantage Bank	$71,072	11.75%	≥ $	24,202	≥	4.0%	≥ $	36,303	6.0%
Tier I leverage to average assets:
Camco Financial Corporation	$75,892	8.29%	≥ $	36,637	≥	4.0%	≥ $	45,796	5.0%
Advantage Bank (1)	$71,072	7.79%	≥ $	36,476	≥	4.0%	≥ $	45,595	5.0%

(1)	Due to the consent order Advantage cannont be considered well capitalized until such order is lifted by the FDIC and the Ohio Division.
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

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Liquidity and Capital Resources (continued)
As a result of the surveillance review, Camco entered into a Written Agreement (the “Camco Agreement”) with the Federal Reserve Bank of Cleveland (“Federal Reserve”) on August 5, 2009. The Camco Agreement memorializes the requirements imposed on April 30, 2009 and requires Camco to obtain Federal Reserve approval prior to: (i) declaring or paying any dividends; (ii) receiving dividends or any other form of payment representing a reduction in capital from Advantage; (iii) making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities; (iv) incurring, increasing or guaranteeing any debt; or (v) repurchasing any Camco stock.
Advantage entered into a consent agreement with the FDIC and the State of Ohio, Division of Financial Institutions (“Ohio Division”) that provided for the issuance of an order by the FDIC and the Ohio Division, which order was executed by the FDIC and Ohio Division on July 31, 2009 (the “Bank Agreement”). The Bank Agreement requires Advantage to, among other things, (i) increase its Tier 1 risk based capital to 8%; and (ii) seek regulatory approval prior to declaring or paying any cash dividend. As a result of the Bank Agreement, Advantage is disqualified as a public depository under Ohio law and will incur higher premiums for FDIC insurance of its accounts.
A material failure to comply with the provisions of either agreement could result in additional enforcement actions by the FDIC, the Ohio Division or the Federal Reserve.
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
To identify and manage its interest rate risk, the Bank employs an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and re-pricing characteristics and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes management projections for activity levels in each of the product lines offered by the Bank. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. Assumptions are inherently uncertain and the measurement of net interest income or the impact of rate fluctuations on net interest income cannot be precisely predicted. Actual results may differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.
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

Camco Financial Corporation
ITEM 3: Quantitative and Qualitative Disclosures about Market Risk (continued)
As of September 30, 2009, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $2.2 million or 8.32%, and in a -200 basis point shock, net interest income would decrease $2.8 million or 10.44%. The balance sheet is in an asset sensitive position, which will cause assets to re-price quicker than liabilities resulting in improved earnings net interest income in the increased rate environment. In a downward rate environment we expect a decline in earnings as the same assets re-price to lower rates quicker than liabilities. This downward affect is also coupled with the implied floors in many of the Corporation’s core funding sources which limits their downward adjustment from current offering rates, thus increasing the magnitude of the earnings decrease when compared to upward shocks. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. As of September 30, 2009, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 6.19% while a -200 basis point change in rates would increase the value of the Corporation’s equity by .50%.
ITEM 4: Controls and Procedures
     Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Camco’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures are effective.
     In the 3rd quarter of 2009, the Company continued with their previously disclosed remedial actions to correct the deficiency in internal control that was considered to be a material weakness at December 31, 2008:
     • The current third party and a new third party provider conducted the quarterly valuation of MSRs as of June 15, 2009 and September 15, 2009. Management conducted a detailed review of both reports and the assumptions used with special attention to prepayments speeds in the current rate environment. .
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
ITEM 1A. Risk Factors
In addition to the risk factors disclosed in Camcos’ 2008 Form 10-K, Camco has identified the following risk factor:

Increases in FDIC Insurance Premiums May Have a Material Adverse Affect on Camcos’ Earnings.
During 2008 and continuing in 2009, higher levels of bank failures have dramatically increased resolution costs of the Federal Deposit Insurance Corporation (“FDIC”) and depleted the Deposit Insurance Fund. In addition, the FDIC instituted two temporary programs in 2008 to further insure customer deposits at FDIC-member banks through December 31, 2009: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts are fully insured (unlimited coverage). These programs have placed additional stress on the Deposit Insurance Fund. On May 20, 2009, the FDIC extended the $250,000 per customer insurance limit through December 31, 2013. On January 1, 2014, the standard insurance amount is expected to return to $100,000 per depositor for all accounts except for certain retirement accounts which will remain insured up to $250,000 per depositor.
In order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC increased assessment rates of insured institutions uniformly by 7 cents for every $100 of deposits beginning with the first quarter of 2009, with additional changes beginning April 1, 2009, which require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.
On May 22, 2009, the FDIC Board of Directors adopted a final rule that imposed a special assessment on all insured depository institutions, which will be collected on September 30, 2009, if necessary to maintain public confidence in federal deposit insurance. The latest possible date for imposing additional special assessments under the final rule would be December 31, 2009, with collection on March 30, 2010.
On September 29, 2009, the FDIC Board of Directors adopted a notice of proposed rulemaking and request for comment that would require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and full years 2010 through 2012 on December 29, 2009. This action was taken in connection with the adoption of an Amended Restoration Plan to meet immediate liquidity needs and return the Deposit Insurance Fund to its federally mandated level, without imposing additional special assessments. Further, the prepayment of assessments does not prevent the FDIC from changing assessment rates or revising the risk-based assessment system in future periods.
Camco is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures, Camco may be required to pay even higher FDIC premiums than the recently increased levels. Additionally, the FDIC may make material changes to the calculation of the prepaid assessment from the current proposal. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on Camcos’ results of operations, liquidity and financial condition.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable

(c)	Not applicable
ITEM 3. Defaults Upon Senior Securities
Not applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
Not applicable
ITEM 5. Other Information
Not applicable

PART II (continued)
ITEM 6. Exhibits

Exhibit 11	Statement regarding computation of per share earnings (incorporated by reference to Note 4 on page 10 of this Form 10-Q)

Exhibit 31.1	Section 302 Certification by Chief Executive Officer

Exhibit 31.2	Section 302 Certification by Principal Financial Officer

Exhibit 32.1	Section 1350 certification by Chief Executive Officer

Exhibit 32.2	Section 1350 certification by Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2009	By:	/s/ James E. Huston
James E. Huston
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2009	By:	/s/ James E. Brooks
James E. Brooks
Chief Financial Officer (Principal Financial Officer)