Form 10-K
period 2009-12-31
CAMCO FINANCIAL CORP
filed 2010-03-31
CIK 16614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale reported as of June 30, 2009, was $16.8 million. There were 7,205,595 shares of the registrant’s common stock outstanding on March 26, 2010.
DOCUMENTS INCORPORATED BY REFERENCE:
     Part III of Form 10-K: Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders

PART I
Item 1. Business.
General
Camco Financial Corporation (“Camco” or the “Corporation”) is a financial services holding company that was organized under Delaware law in 1970. Camco is engaged in the financial services business in Ohio, Kentucky and West Virginia, through its wholly-owned subsidiaries, Advantage Bank and Camco Title Agency, Inc. In June 2001, Camco completed a reorganization in which it combined its banking activities under one Ohio savings bank charter known as Advantage Bank (“Advantage” or the “Bank”). Prior to the reorganization, Camco operated five separate banking subsidiaries serving distinct geographic areas. The branch office groups in each of the regions previously served by the subsidiary banks, except for the Bank’s Ashland, Kentucky, division, which was sold in 2004, now operate as regions of Advantage. In 2003, Camco dissolved its second tier subsidiary, Camco Mortgage Corporation, and converted its offices into branch offices of the Bank. In August 2004, Camco completed a business combination with London Financial Corporation of London, Ohio, and its wholly-owned subsidiary, The Citizens Bank of London. The acquisition was accounted for using the purchase method of accounting and, therefore, the financial statements for prior periods have not been restated. At the time of the merger, Advantage Bank merged into The Citizens Bank of London and changed the name of the resulting institution to Advantage Bank. As a result, Camco’s subsidiary financial institution is now an Ohio-chartered commercial bank. Further, Camco converted from a regulated thrift holding company to a Federal Reserve Board financial services holding company.
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

Loan Portfolio Composition. The following table presents certain information regarding the composition of Camco’s loan portfolio at the dates indicated:

	At December 31,
	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Type of loan:
Residential properties	$332,323	50.4%	$402,736	53.2%	$435,431	53.6%	$474,110	58.0%	$474,401	56.5%
Multi-family	39,027	5.9	38,633	5.1	40,589	5.0	43,392	5.3	51,475	6.1
Nonresidential real estate	124,245	18.8	129,334	17.1	126,437	15.6	105,577	12.9	105,380	12.5
Construction	16,384	2.5	31,097	4.1	45,677	5.6	42,654	5.2	64,601	7.7
Commercial & development	36,392	5.5	40,616	5.4	41,551	5.1	35,287	4.3	20,958	2.5
Home equity lines of credit	109,163	16.6	125,442	16.6	121,619	15.0	116,436	14.2	108,086	12.9
Consumer & other loans	17,743	2.7	4,176	.6	7,255	.9	7,851	1.0	22,114	2.6

Total	$675,277	102.4	$772,034	102.1	$818,559	100.8	$825,307	100.9	$847,015	100.8

Less:
Unamortized yield adjustments	(156)	(0.0)	354	0.0	166	(0.0)	(8)	(0.0)	(266)	(0.0)
Allowance for loan losses	(16,099)	(2.4)	(15,747)	(2.1)	(6,623)	(0.8)	(7,144)	(0.9)	(6,959)	(0.8)

Total loans, net	$659,022	100.0%	$756,641	100.0%	$812,102	100.0%	$818,154	100.0%	$839,790	100.0%

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2009, regarding the dollar amount of loans maturing in Camco’s portfolio based on the contractual terms to maturity of the loans. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity, are reported as due in one year or less.

		Due after
	Due in one year	one through	Due after five
	or less	five years	years	Total
	(In thousands)
Loans:
Residential properties	$16,662	$45,495	$270,166	$332,323
Multifamily	843	22,805	15,379	39,027
Nonresidential real estate	5,467	42,809	75,969	124,245
Construction	3,602	9,065	3,717	16,384
Commercial and development	10,789	15,494	10,109	36,392
Home equity lines of credit	11,664	62,349	35,150	109,163
Consumer and other loans	7,054	4,946	5,743	17,743

Total	$56,081	$202,963	$416,233	$675,277

Due after
December 31, 2010
(In thousands)
Fixed rate of interest	$183,526
Adjustable rate of interest	435,670

Total	$619,196

Generally, loans originated by Advantage are on a fully-amortized basis. Advantage has no rollover provisions in its loan documents and anticipates that loans will be paid in full by the maturity date.
Residential Loans. A large portion of the lending activity of Advantage is the origination of fixed-rate and adjustable-rate conventional loans for the acquisition, refinancing or construction of single-family residences. Excluding construction loans and home equity line of credit, approximately 49.2% of total loans as of December 31, 2009, consisted of loans secured by mortgages on one- to four-family residential properties.

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
At December 31, 2009, fixed-rate loans comprised 32.1% of the 1-4 family residential loan portfolio. Approximately 67.9% of the 1-4 family residential loan portfolio had adjustable rates tied to U.S. Treasury note yields and LIBOR.
Construction and Development Loans. Advantage offers residential construction loans both to owner-occupants and to builders for homes being built under contract with owner-occupants. Advantage also makes loans to persons constructing projects for investment purposes. Loans for developed building lots are generally made on an adjustable-rate basis were for terms of up to three years with an LTV of 80% in the first half of 2009 with policy changes of two years with an LTV of 65% or less in the second half of 2009.
Advantage offers construction loans to owner-occupants at adjustable-rate term loans on which the borrower pays only interest on the disbursed portion during the construction period, which is usually 9 months. At December 31, 2009, approximately $3.2 million, of Advantage’s total loans consisted of construction loans for 1-4 family properties of which $734,000 was undisbursed.
Construction loans for investment properties involve greater underwriting and default risks than loans secured by mortgages on existing properties or construction loans for single-family residences. Loan funds are advanced upon the security of the project under construction, which is more difficult to value in the case of investment properties before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate precisely the total loan funds required to complete a project and the related LTV ratios. In the event a default on a construction loan occurs and foreclosure follows, Advantage could be adversely affected because it would have to take control of the project and either arrange for completion of construction or dispose of the unfinished project. Advantage mitigates these risks by working with experienced developers which have substantial personal liquidity. At December 31, 2009, Advantage had $13.2 million of multi-family and non-residential loans, of which $11.3 million was undisbursed and $9.9 million of land development loans, with $1.0 million undisbursed and of which $4.8 million were classified as impaired and on nonaccrual status.
Nonresidential Real Estate Loans. Advantage originates loans secured by mortgages on nonresidential real estate, including retail, office and other types of business facilities. Nonresidential real estate loans are made on an adjustable-rate or fixed-rate basis for terms of up to 10 years. Nonresidential real estate loans originated by Advantage generally have an LTV of 80% in the first half of 2009 with policy changes of 75% or less. The largest nonresidential real estate loan outstanding at December 31, 2009, was a $3.8 million loan secured by a nursing home. Nonresidential real estate loans comprised $124.2 million, or 18.4% of total loans at December 31, 2009.
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
Consumer and Other Loans. Advantage makes various types of consumer loans, including loans made to depositors on the security of their savings deposits, automobile loans, home improvement loans, home equity line of credit loans and unsecured personal loans. Home equity loans are made at fixed and variable rates of interest for terms of up to 15 years. Most other consumer loans are generally made at fixed rates of interest for terms of up to 10 years. The risk of default on consumer loans during an economic recession is greater than for residential mortgage loans.
Advantage’s home equity line of credit loan portfolio totaled $109.2 million, or 16.2%, of the total loan portfolio at December 31, 2009. During 2009, management continued to tighten lending standards on home equity lines of credit in response to significant economic weakness and declining home values. These actions included increasing minimum credit scores and reducing the combined LTV on new loans. At December 31, 2009, education, consumer and other loans constituted $17.7 million, or 2.6% of Advantage’s total loans.
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
Loan Originations, Purchases and Sales. Generally all residential fixed-rate loans made by Advantage are originated with documentation which will permit a possible sale of such loans to secondary mortgage market investors. When a mortgage loan is sold to the investor, Advantage services the loan by collecting monthly payments of principal and interest and forwarding such payments to the investor, net of a servicing fee. Fixed-rate loans not sold and generally all of the ARMs originated by Advantage are held in Advantage’s loan portfolio. During the year ended December 31, 2009, Advantage sold approximately $108.5 million in loans. Loans serviced by Advantage for others totaled $497.0 million at December 31, 2009.
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
Of the total loans originated by Advantage during the year ended December 31, 2009, 45.1% were ARM and 54.9% were fixed-rate loans. Adjustable-rate loans comprised 68.0% of Advantage’s total loans outstanding at December 31, 2009.
From time to time, Advantage sells participation interests in mortgage loans, business loans and commercial loans originated by it and purchases whole loans or participation interests in loans originated by other lenders. Advantage held whole loans and participations in loans originated by other lenders of approximately $20.1 million at December 31, 2009. Loans which Advantage purchases must meet or exceed the underwriting standards for loans originated by Advantage.

The following table presents Advantage’s mortgage loan origination, purchase, sale and principal repayment activity for the periods indicated:

	Year ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Loans originated:
Construction (purchased and originated)	$2,310	$7,774	$41,323	$23,752	$45,066
Permanent	190,662	107,776	80,900	86,613	121,033
Consumer and other	55,243	127,604	173,070	172,403	234,214

Total loans originated	245,905	243,154	295,293	282,768	400,313

Loans purchased	7,035	249	3,021	3,698	11,141

Reductions:
Principal repayments	204,502	229,330	249,922	250,409	323,314
Loans sold	108,481	45,330	49,953	50,924	69,734
Transfers from loans to real estate owned	9,631	6,574	5,490	4,092	3,725

Total reductions	(322,614)	(281,234)	(305,365)	(305,425)	(396,773)

Increase (decrease) in other items, net (1)	(29,655)	(18,614)	505	(959)	(2,656)
Net increase (decrease)	$(99,329)	$(56,445)	$(6,546)	$(19,918)	$12,025

(1)	Other items primarily consist of amortization of deferred loan origination fees and the provision for losses on loans.
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
The largest amount which Advantage could have loaned to one borrower at December 31, 2009, was approximately $10.1 million. The largest amount Advantage had outstanding to one borrower and related persons or entities at December 31, 2009, was $9.1 million, which consisted of loans secured by 1-4 units within seven subdivisions.
Loan Concentrations. Advantage has historically originated loans secured by real estate. At December 31, 2009, approximately 90.0% of total loans were secured by real estate, with 65.4% of total loans secured by 1-4 family residential real estate. Home equity lines of credit comprised 16.2% of total loans at December 31, 2009. There were no concentrations of loans to specific industries that exceeded 8.6% of total loans at December 31, 2009.
Regulatory guidance suggests that financial institutions not exceed 3x risk based capital in a concentration of commercial real estate. At December 31, 2009, Camco’s ratio for this concentration was 2.25x risk based capital approximately $50.8 million under the guidance limitation.
Loan Origination and Other Fees. In addition to interest earned on loans, Advantage may receive loan origination fees or “points” relating to the loan amount, depending on the type of loan, plus reimbursement of certain other expenses. Loan origination fees and other fees are a volatile source of income, varying with the volume of lending and economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment to yield over the life of the related loan.
Delinquent Loans, Nonperforming Assets and Classified Assets. Generally, after a loan payment is 15 days delinquent, a late charge of 5% of the amount of the payment is assessed and a collection officer contacts the borrower to request payment. In certain limited instances, Advantage may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs. Advantage generally initiates foreclosure proceedings, in accordance with applicable laws, when it appears that a modification or moratorium would not be effective.
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
The following table reflects the amount of loans in a delinquent status as of the dates indicated:

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans delinquent for:
one — two payments	$12,590	$13,338	$18,210	$13,833	$9,490
three or more payments	29,543	25,202	19,070	18,536	13,922

Total delinquent loans	$42,133	$38,540	$37,280	$32,369	$23,412

Ratio of total delinquent loans to total net loans (1)	6.39%	5.09%	4.59%	3.91%	2.76%

(1)	Total net loans include loans held for sale.
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
The following table sets forth information with respect to Advantage’s nonaccrual and delinquent loans for the periods indicated.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans accounted for on nonaccrual basis:
Real estate:
Residential(1)	$19,190	$20,616	$8,411	$9,618	$7,576
Multi-family	2,341	3,139	871	4,682	2,300
Nonresidential	3,857	18,057	6,908	1,989	3,109
Construction	4,382	8,603	5,568	92	—
Commercial	515	1,393	455	398	387
Home equity lines of credit	2,415	1,549	925	750	391
Consumer and other	148	127	857	136	159

Total nonaccrual loans	32,848	53,484	23,995	17,665	13,922
Accruing loans delinquent three months or more
Real estate:
Residential	—	44	1,520	728	—
Multi-family	—	—	—	143	—
Nonresidential	2,853	—	—	—	—
Construction	638	—	—	—	—
Commercial	110	—	—	—	—

Total loans 90 days past due and accruing	3,601	44	1,520	871	—

Total nonperforming loans	36,449	53,528	25,515	18,536	13,922

Other real estate owned	9,660	5,841	5,034	3,956	2,581

Total nonperforming assets	$46,109	$59,369	$30,549	$22,492	$16,503

Allowance for loan losses	$16,099	$15,747	$6,623	$7,144	$6,959

Nonperforming loans as a percent of total net loans (2)	5.40%	6.91%	3.13%	2.23%	1.64%
Nonperforming assets to total assets	5.47%	5.93%	2.99%	2.15%	1.54%
Allowances for loan losses as a percent of nonperforming loans	44.2%	29.4%	26.0%	38.5%	50.0%
Memo section:
Troubled debt restructurings
Loans and leases restructured and in compliance with modified terms	$16,645	$11,440	—	—	—

Loans and leases restructured and not in compliance with modified terms	$4,783	$12,882	—	—	—

(1)	Includes loans secured by first and junior liens

(2)	Includes loans held for sale.

The amount of interest income that would have been recorded had nonaccrual loans performed in accordance with contractual terms totaled approximately $2.1 million for the year ended December 31, 2009. Interest collected on such loans and included in net earnings was $1.4 million.
Federal regulations require the Bank to classify its assets on a regular basis. Problem assets are to be classified as either (i) “substandard,” (ii) “doubtful” or (iii) “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss of principal and or interest if the deficiencies are not corrected. Doubtful assets have the same weaknesses as substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of existing facts, conditions and value. Assets classified as “loss” are considered uncollectible and of such little value that their treatment as assets without the establishment of a specific reserve is unwarranted. Loans classified and generally charged off in the month are identified as a loss. Regulations provide for the reclassification of assets by examiners. At December 31, 2009, the aggregate amounts of Advantage’s classified assets were as follows:

December 31, 2009
(In thousands)
Classified loans:
Substandard	$48,231
Doubtful	735
Loss	117

Total classified assets	$49,083

The interpretive guidance of the regulations also includes a “special mention” category, consisting of assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management’s close attention. Advantage had assets in the amount of $22.6 million designated as “special mention” at December 31, 2009 compared to $9.8 million at December 31, 2008.
Allowance for Loan Losses
Lending money is a substantial part of our business. However, every loan we make carries a risk of non-payment. This risk is affected by, among other things: cash flow of the borrower and/or the project being financed; in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral; the credit history of a particular borrower; changes in economic and industry conditions; and the duration of the loan.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses.
We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loan loss allowance will be adequate in the future.
In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management’s policy to maintain an adequate allowance for loan losses based on, among other things, the Bank’s historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank’s income.

General allowances are made pursuant to management’s assessment of risk in the Bank’s loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loan. Management continues to actively monitor the Bank’s asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

	December 31,	December 31,
	2009	2008
	(Dollars in thousands)
General allowance	$11,700	$10,138
Specific allowance	4,399	5,609
Total allowance	$16,099	$15,747
Management’s approach includes establishing a specific valuation allowance by evaluating individual non-performing loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, management established a general valuation allowance for pools of performing loans segregated by collateral type. For the general valuation allowance, management is applying a prudent loss factor based on our historical loss experience, while considering trends based on changes to non-performing loans and foreclosure activity, and our subjective evaluation of the economic environment. The loan portfolio is segregated into categories based on collateral type and a loss factor is applied to each category. The initial basis for each loss factor is the Corporation’s loss experience for each category. Historical loss percentages are calculated and adjusted by taking charge-offs (net of recoveries) in each risk category during the past 12 consecutive quarters and dividing the total by the balance of each category.
The following table sets forth an analysis of Advantage’s allowance for loan losses historical loss experience:

	Year ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$15,747	$6,623	$7,144	$6,959	$6,476
Charge-offs:
1-4 family residential real estate (1)	8,267	3,568	1,049	646	702
Multifamily and nonresidential real estate	2,548	836	743	562	133
Nonresidential real estate	7,116	354	173	—	—
Other Construction and Land	2,484	703	—	—	—
Consumer	20	21	76	212	117
Commercial	2,052	964	25	—	321
Agriculture Loans	41	112	27	11	—
Overdraft Protection	18	9	134	8	7
Total charge-offs	22,546	6,567	2,097	1,439	1,280

Recoveries:
1-4 family residential real estate (1)	445	373	27	25	265
Multifamily and nonresidential real estate	608	19	3	25	—
Nonresidential real estate	13	235	4	2	—
Other Construction and Land	—	1	2	—	—
Consumer	—	46	19	102	17
Commercial	22	223	1	30	—
Agriculture Loans	—	—	22	—	—
Overdraft Protection	18	1	3	—	1

Total recoveries	1,106	898	81	184	283

Net (charge-offs) recoveries	(21,440)	(5,669)	(2,016)	(1,255)	(997)
Provision for losses on loans	21,792	14,793	1,495	1,440	1,480

Balance at end of year	$16,099	$15,747	$6,623	$7,144	$6,959

Net (charge-offs) recoveries to average loans	(3.21)%	(.74)%	(.25)%	(.15)%	(.12)%

(1) Includes home equity lines of credit.

The following table sets forth the allocation of Advantage’s allowance for loan losses by type of loan at the dates indicated:

	At December 31,
	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
		Of loans		Of loans		Of loans		Of loans		Of loans
		In each		In each		In each		In each		In each
		Category		Category		Category		Category		Category
		To total		To total		To total		To total		To total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate:
Residential	$4,912	49.2%	$3,842	52.2%	$2,723	53.2%	$2,367	57.4%	$2,470	56.0%
Multi-family	1,527	5.8	1,725	5.0	1,413	5.0	1,168	5.3	512	6.1
Nonresidential	4,066	18.4	2,783	16.8	791	15.4	1,883	12.8	1,970	12.4
Construction	863	2.4	1,306	4.0	665	5.6	239	5.2	276	7.6
Commercial & development	2,906	5.4	3,170	5.3	268	5.1	952	4.3	1,035	2.5
Home equity lines of credit	1,185	16.2	983	16.2	690	14.9	252	14.1	232	12.8
Consumer & other	640	2.6	1,938	0.5	73	.8	283	0.9	464	2.6

Total	$16,099	100.0%	$15,747	100.0%	$6,623	100.0%	$7,144	100.0%	$6,959	100.0%

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
The following table sets forth the composition of Camco’s investment securities portfolio, except its stock in the FHLB of Cincinnati, at the dates indicated:

	At December 31,
	2009				2008				2007
	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
	Cost	Total	Value	total	Cost	Total	Value	total	Cost	Total	Value	total
	(Dollars in thousands)
Held to maturity:
U.S. Government sponsored enterprises	$—	0.0%	$—	0.0%	$10,955	11.3%	$11,044	11.2%	$—	0.0%	$—	0.0%
Municipal bonds	501	.9	558	1.0	541	0.6	574	0.6	$567	0.6	$591	0.6
Mortgage-backed Securities	1,612	2.8	1,642	2.8	1,910	1.9	1,912	1.9	2,202	2.4	2,202	2.4

Total	2,113	3.7	2,200	3.8	13,406	13.8	13,530	13.7	2,769	3.0	2,793	3.0

Available for sale:
U.S. Government sponsored enterprises	14,514	25.7	14,564	25.0	28,318	29.1	28,639	29.0	37,519	40.9	37,782	41.2
Municipal bonds	—	—	—	—	100	0.1	101	1.2	210	0.2	212	0.2
Corporate equity securities	157	.3	88	.2	157	0.2	143	0.1	157	0.2	164	0.2
Mortgage-backed securities	39,690	70.3	41,298	71.0	55,218	56.8	56,469	57.1	51,051	55.7	50,761	55.4

Total	54,361	96.3	55,950	96.2	83,793	86.2	85,352	86.3	88,937	97.0	88,919	97.0

Total investments and mortgage-backed securities	$56,474	100.0%	$58,150	100.0%	$97,199	100.0%	$98,882	100.0%	$91,706	100.0%	$91,712	100.0%

The following table presents the contractual maturities of Advantage’s investment securities, except its stock in the FHLB of Cincinnati and corporate equity securities, and the weighted-average yields for each range of maturities:

	At December 31, 2009
			After one		After five
	One year or less		through five years		through ten years		After ten years		Total
											Weighted-
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	cost	Value	yield
	(Dollars in thousands)
U.S. Government Sponsored enterprises	$11,514	2.58%	$—	—%	$3,000	3.00%	$—	—%	$14,514	$14,564	2.67%
Municipal bonds	—		411	4.20	—	—	90	6.66	501	558	4.64
Mortgage-backed Securities	953	4.48	7,731	4.13	7,488	4.79	25,130	5.25	41,302	42,940	4.88

Total	$12,467	2.73%	$8,142	4.13%	$10,488	4.28%	$25,220	5.26%	$56,317	$58	4.30%

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
Deposits. Deposits are attracted principally from within Advantage’s primary market area through the offering of a broad selection of deposit instruments, including interest-bearing and non-interest bearing checking accounts, money market deposit accounts, regular savings accounts, health savings accounts, term certificate accounts and retirement savings plans. In 2006 we began offering brokered certificates of deposit as an alternative to advances from the FHLB, these offerings were discontinued in the latter half of 2009. In 2010, we began offerings with Qwick Rate as part of the bank’s contingency funding plan. Qwick Rate is a non-brokered deposit listing service that provides the Bank with access to institutional certificate of deposits. The Bank pays an annual subscription fee to access the listing service. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management of Advantage based on its liquidity requirements, growth goals and interest rates paid by competitors.
Effective January 1, 2010 interest rates paid by Advantage on deposits became subject to limitations as a result of a consent order Advantage entered into with the FDIC and Ohio Division of Financial Institutions in July 2009 (“Consent Order”). See “Regulation_Regulatory Agreements” below. Deposits solicited by the Bank cannot significantly exceed the prevailing rates in our market areas. The FDIC has implemented by regulation the statutory language “significantly exceeds” as meaning more than 75 basis points. Although the rule became effective January 1, 2010, Advantage has utilized these standards since mid year 2009.
The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Advantage at the dates indicated:

	At December 31,
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
	Amount	average rate	Amount	average rate	Amount	average rate
			(Dollars in thousands)
Non-interest bearing demand	$38,911	—%	$37,526	—%	$35,755	—%
Interest-bearing demand	70,564	0.43	87,199	0.91	91,132	1.57
Money market demand accounts	96,172	0.68	112,749	1.35	111,740	3.57
Passbook and statement savings accounts	36,638	0.25	33,838	0.26	36,963	0.27
Total certificate accounts	417,617	2.73	452,644	3.79	416,594	4.80

Total deposits	$659,902	1.89%	$723,956	2.71%	$692,184	3.68%

The following table sets forth the amount and maturities of Advantage’s time deposits in excess of $100,000 at December 31, 2009:

(In thousands)
Three months or less	$26,444
Over three to six months	18,369
Over six to twelve months	45,787
Over twelve months	45,716

Total	$136,316
Borrowings. The twelve regional FHLBs function as central reserve banks, providing credit for their member institutions. As a member in good standing of the FHLB of Cincinnati, Advantage is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Advances are made pursuant to several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s regulatory capital or on the FHLB’s assessment of the institution’s creditworthiness. Under current regulations, a member institution must meet certain qualifications to be eligible for FHLB advances. FHLB advances are secured by a blanket pledge on Advantage’s 1-4 family and multifamily residential loans, home equity lines of credit, junior mortgages and FHLB stock. Advantage currently provides their 1-4 family residential notes as collateral without recourse or warranty.
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
Service Corporation Activities
Advantage has no operating subsidiaries. First S&L Corporation, a subsidiary of Advantage, is inactive and was capitalized on a nominal basis at December 31, 2009.
Employees
As of December 31, 2009, Camco had 224 full-time employees and 28 part-time employees. Camco believes that relations with its employees are stable. None of the employees of Camco are represented by a collective bargaining unit.
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
Federal Deposit Insurance Corporation
Supervision and Examination. The FDIC is responsible for the regulation and supervision of all commercial banks that are not members of the FRB (“Non-member Banks”). The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the bank and thrift industries.
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
Regulatory Agreements.
On March 4, 2009, Camco entered into a Memorandum of Understanding (the “MOU”) with the FRB. The MOU prohibits Camco from engaging in certain activities while the MOU is in effect, including, without the prior written approval of the FRB, (1) the declaration or payment of dividends to stockholders or (2) the repurchase of Camco’s stock.
On August 5, 2009 Camco, entered into a written agreement with the FRB. The written agreement requires Camco to obtain FRB approval prior to: (i) declaring or paying any dividends; (ii) receiving dividends or any other form of payment representing a reduction in capital from Advantage; (iii) making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities; (iv) incurring, increasing or guaranteeing any debt; or (v) repurchasing any Camco stock. The written agreement also required Camco to develop a capital plan and submit it to the FRB for approval.
Advantage entered into a consent agreement with the FDIC and the Ohio Division of Financial Institutions that provided for the issuance of an order by the FDIC and the Ohio Division. That order was executed by the FDIC and Ohio Division on July 31, 2009 (the “Consent Order”). The Consent Order requires Advantage to, among other things, (i) increase its Tier 1 risk based capital to 8%; and (ii) seek regulatory approval prior to declaring or paying any cash dividend. As a result of the Consent Order, Advantage is disqualified as a public depository under Ohio law and will incur higher premiums for FDIC insurance of its accounts.
For purposes of computing risk-based capital, assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100%, depending on their relative risk. Advantage did not meet this 8% requirement at December 31, 2009.
As a result of the Consent Order, the Bank will be considered “adequately capitalized” until the Consent Order is removed by the FDIC and the Ohio Division of Financial Institutions.

A material failure to comply with the provisions of either the Consent Order or the MOU could result in additional enforcement actions by the FDIC, the Ohio Division or the FRB.
Transactions with Affiliates and Insiders
All transactions between banks and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and the FRB’s Regulation W. An affiliate is any company or entity which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of a bank and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with any one affiliate up to an amount equal to 10% of such institution’s capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or the subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Exemptions from Sections 23A or 23B of the FRA may be granted only by the FRB. Advantage was in compliance with these requirements at December 31, 2009.
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
Federal Reserve Requirements
FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $44.4 million (subject to an exemption of up to $10.3 million). At December 31, 2009, Advantage was in compliance with its reserve requirements.

Item 1A. Risk Factors.
Like all financial companies, Camco’s business and results of operations are subject to a number of risks, many of which are outside of our control. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact our business and future results of operations.
     We expect to continue to be subject to restrictions and conditions of Consent Order issued by the Federal Deposit Insurance Corporation and the Ohio Division of Financial Institutions. We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the Consent Order. Failure to comply with the expected Consent Order could result in additional enforcement action against us, including the imposition of monetary penalties.
The Bank continues to be under the conditions of the Consent Order as a result of various regulatory concerns as of December 31, 2009. The management team has made significant progress on numerous directives provided in the consent order. If we fail to comply with the terms and conditions of the Consent Order, the FDIC or the Ohio Division of Financial Institutions could take additional enforcement action against us, including the imposition of monetary penalties as well as further operating restrictions. We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the Consent Order, and we will incur ongoing expenses attributable to compliance with the terms of the Consent Order. Although we do not expect it, it is possible regulatory compliance expenses related to the Consent Order could have a materially adverse impact on us in the future. While we believe that we will be able to take actions that will result in the Consent Order being terminated in the future, such actions may not result in the FDIC and Ohio Division of Financial Institutions terminating the Consent Order.
     Our capital levels currently are not sufficient to achieve compliance with the higher capital requirements we must meet as defined in the Consent Order.
Under the Consent Order the FDIC required the Bank to raise its tier I capital to 8% by February 28, 2010. While we did achieve the required capital position during 2009, we did not maintain the levels of capital required at February 28, 2010. As of December 31, 2009, the Bank would have needed approximately $8.2 million in additional capital based on assets at such date to meet this requirement. The Corporation currently does not have any capital available to invest in the Bank. We are considering various strategies to help us achieve the required capital level, but there is no assurance that any capital raising strategy can be completed successfully in the near future. Moreover, any further increases to our allowance for loan losses and operating losses would negatively impact our capital levels and make it more difficult to achieve the capital level directed by the FDIC and Ohio Division of Financial Institutions. Based on our failure to meet the required capital level, the FDIC or the Ohio Division of Financial Institutions could take additional enforcement action against us.
     We have a relatively high percentage of non-performing loans and classified assets relative to our total assets. If our allowance for loan losses is not sufficient to cover our actual loan losses, our ability to become profitable will be adversely affected.
At December 31, 2009, our non-performing loans totaled $42.5 million, representing 5.4% of total loans and 5.0% of total assets. In addition, loans which management has classified as either substandard, doubtful or loss totaled $49.1 million, representing 7.3% of total loans and 5.8% of total assets. At December 31, 2009, our allowance for loan losses was $16.1 million, representing 49.0% of non-performing loans. In the event our loan customers do not repay their loans according to their terms and the collateral securing the payment of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses, which could have a materially adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, resulting in additions to our allowance. The additions to our allowance for loan losses would be made through increased provision for loan losses, which would reduce our income.
Since 2008, our loan quality has been negatively impacted by deteriorating conditions within the commercial real estate market and economy as a whole, which has caused declines in commercial real estate values and deterioration in financial condition of various commercial borrowers. Additionally, increases in delinquent real estate mortgage loans have occurred as a result of deteriorating economic conditions and a decline in the housing market across our geographic footprint that reflected declining home prices and increasing inventories of houses for sale. These conditions have led Camco to downgrade the loan quality ratings on various commercial real estate loans through its normal loan review process. In addition, several impaired loans have become under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral. As a result,

Camco’s provision for loans losses, net charge-offs and nonperforming loans in recent quarters have continued to be higher than historical levels. The additional provisions for loan losses in this period were largely attributed to the aforementioned issues.
     The Corporation and the Bank operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
Advantage Bank is subject to extensive regulation, supervision and examination by the FDIC, our primary regulator, and by the Ohio Division of Financial Institutions. The Corporation also is subject to regulation and supervision by the FRB. Such regulation and supervision govern the activities in which an institution and its holding Company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of the Bank. The regulation and supervision by regulatory authorities are not intended to protect the interests of investors in our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.
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
There have been numerous actions undertaken in connection with or following EESA and ARRA by the FRB, Congress, the Treasury, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. EESA, ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.
FDIC insurance premiums have increased substantially in 2009, and Advantage expects to pay higher FDIC premiums in the future because bank failures have significantly reduced the deposit insurance fund’s ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a special assessment, which totaled $436,000 for Advantage. Additional special assessments may be imposed by the FDIC for future periods. On November 12, 2009, the FDIC adopted a final rule that requires insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. Advantage’s deposit insurance premiums will also increase because of the Consent Order. Additional bank failures may require additional significant deposit insurance premium increases, which would affect Advantage’s income. On November 12, 2009, Advantage received an exemption from prepaying its quarterly risk-based assessment for the fourth quarter of 2009, and all of 2010, 2011, and 2012. As a result, Advantage will continue to pay on a quarterly basis.
     Difficult economic conditions and market volatility have adversely impacted the banking industry and financial markets generally and may significantly affect our business, financial condition, or results of operation.
The continued deteriorating economic conditions in our markets may negatively affect the Corporation. The Midwest’s falling home prices and increasing foreclosures, unemployment and underemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. The resulting write-downs to assets of financial institutions have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to seek government assistance or bankruptcy protection.

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

Volatility in the economy may negatively impact the fair value of our stock.
The market price for Camco’s common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future, including:
•	announcements of developments related to our business;

•	fluctuations in our results of operations;

•	sales of substantial amounts of our securities into the marketplace;

•	general conditions in our markets or the worldwide economy;

•	a shortfall in revenues or earnings compared to securities analysts’ expectations;

•	our inability to pay cash dividends

•	changes in analysts’ recommendations or projections; and

•	our announcement of new acquisitions or other projects.
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
The Corporation relies, in part, on external financing to fund its operations and the availability of such funds in the future could adversely impact its growth strategy and prospects.
The Bank relies on deposits, advances from the FHLB and other borrowings to fund its operations. The Corporation also has previously issued subordinated debentures to raise additional capital to fund its operations. Although the Corporation considers such sources of funds adequate for its current capital needs, the Corporation may seek additional debt or equity capital in the future to achieve its long-term business objectives. The sale of equity or convertible debt securities in the future may be dilutive to the Corporation shareholders, and debt refinancing arrangements may require the Corporation to pledge some of its assets and enter into covenants that would restrict its ability to incur further indebtedness. Additional financing sources, if sought, might be unavailable to the Corporation or, if available, could be on terms unfavorable to it. If additional financing sources are unavailable, not available on reasonable terms or the Corporation is unable to obtain any required regulatory approval for additional debt, the Corporation’s growth strategy and future prospects could be adversely impacted.
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
In March 2009, we entered into a memorandum of understanding (“MOU”) with the FRB that prohibits the Corporation from paying dividends without the FRB’s prior approval. We do not know how long this restriction will remain in place. Even if we are permitted to pay a dividend, we are dependent primarily upon the earnings of our operating subsidiaries for funds to pay dividends on our common stock. The payment of dividends by our subsidiaries is subject to certain regulatory restrictions. Currently, Advantage is prohibited from paying any dividends to Camco without the prior approval of the FDIC and the Ohio Division of Financial Institutions. As a result, any payment of dividends in the future by Camco will be dependent, in large part, on our subsidiaries’ ability to satisfy these regulatory restrictions and our subsidiaries’ earnings, capital requirements, financial condition and other factors. Although, in the past, our financial earnings and financial condition have allowed us to declare and pay periodic cash dividends to our stockholders, there can be no assurance that our dividend policy or size of dividend distribution will continue in the future.
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
The Corporation’s allowance for loan losses may not be adequate to cover actual losses.
The Corporation maintains an allowance for loan losses to provide for loan defaults and non-performance. The Corporation’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect the Corporation’s operating results. The Corporation’s allowance for loan losses is based on its historical loss experience, as well as an evaluation of the risks associated with its loans held for investment. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Corporation’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Corporation’s loans and allowance for loan losses. While the Corporation believes that its allowance for loan losses is adequate to cover current losses, the Corporation could need to increase its allowance for loan losses or regulators could require it to increase this allowance. Either of these occurrences could materially and adversely affect the Corporation’s earnings and profitability.
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

Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
The following table provides the location of, and certain other information pertaining to, Camco’s office premises as of December 31, 2009, with dollars in thousands:

	Year facility	Leased	Net
	commenced	or	book
Office Location	operations	owned	value (1)
134 E. Court Street Washington Court House, Ohio	1963	Owned (2)	$532.1

1050 Washington Ave. Washington Court House, Ohio	1996	Owned	476.7

1 N. Plum Street Germantown, Ohio	1998	Owned	450.2

687 West Main Street New Lebanon, Ohio	1998	Owned	56.9

2 East High Street London, Ohio	2004	Owned	530.9

3002 Harrison Avenue Cincinnati, Ohio	2000	Owned	1,040.5

1111 St. Gregory Street Cincinnati, Ohio	2000	Leased (3)	12.7

5071 Glencrossing Way Cincinnati, Ohio	2000	Leased (4)	7.3

126 S. 9th Street Cambridge, Ohio	1998	Owned	74.2

226 Third Street Marietta, Ohio	1976	Owned (5)	521.6

1925 Washington Boulevard Belpre, Ohio	1979	Owned	214.5

478 Pike Street Marietta, Ohio	1998	Leased (6)	495.5

814 Wheeling Avenue Cambridge, Ohio	1963	Owned	1,026.0

327 E. 3rd Street Uhrichsville, Ohio	1975	Owned	59.8

175 N. 11th Street Cambridge, Ohio	1981	Owned	301.4

209 Seneca Avenue Byesville, Ohio	1978	Leased (7)	2.0

547 S. James Street Dover, Ohio	2002	Owned(8)	361.7

	Year facility	Leased		Net
	commenced	or		book
Office Location	operations	owned		value (1)
2497 Dixie Highway Ft. Mitchell, Kentucky	2001	Owned		529.6

401-7 Pike Street Covington, Kentucky	2001	Owned		81.0

7550 Dixie Highway Florence, Kentucky	2001	Owned		409.0

6901 Glenn Highway Cambridge, Ohio	1999	Owned	(9)	1,126.5

1500 Grand Central Ave.- Suite #102 Vienna, West Virginia	2004	Leased	(10)	149.0

123 Southgate Parkway Cambridge, Ohio	2005	Leased	(11)	50.9

6360 Tylersville Road Mason, Ohio	2006	Leased	(12)	131.5

1104 Eagleton Blvd. London, Ohio	2006	Leased	(13)	255.0

828 Wheeling Avenue Cambridge, Ohio	2007	Leased	(14)	12.5

440 Polaris Parkway Westerville, OH 43082	2009	Leased	(15)	0.0

(1)	Net book value amounts are for land, buildings, improvements and construction in progress.

(2)	The 134 E. Court Street facility also serves as the Camco Title — Washington Court House office.

(3)	The lease expires in October 2010.

(4)	The lease expires in November 2010.

(5)	The 226 Third Street facility also serves as the Camco Title — Marietta office.

(6)	The lease expires in November 2017. Advantage has the option to renew for two five-year terms. The lease is for land only.

(7)	The lease expires in September 2010. Advantage has the option to renew the lease for a five-year term.

(8)	The 547 S. James Street facility also serves as the Camco Title — Dover office.

(9)	The Camco Financial Corporation staff re-located to 814 Wheeling Avenue, Cambridge. Building is currently vacant and listed with a local realtor and under contract.

(10)	The lease expires in October 2013. Advantage has the option to renew for three five-year terms.

(11)	The lease expires in June 2012. Advantage has the option to purchase at a cost of $120,000.

(12)	The lease expires in October 2016. Advantage has the option to renew the lease for two five-year terms.

(13)	The lease expires in May 2011. Advantage has the option to renew for three five-year terms.

(14)	The lease expires in June 2010. Advantage has the option to renew for two one-year terms. Advantage has the option to purchase at a cost of $185,000 with a 3% escalation.

(15)	The lease expires in August 2012.
Camco also owns furniture, fixtures and equipment. The net book value of Camco’s investment in office premises and equipment totaled $2.0 million at December 31, 2009. See Note E of Notes to Consolidated Financial Statements in item 8 below.

Item 3. Legal Proceedings.
Neither Camco nor Advantage is presently engaged in any legal proceedings of a material nature. From time to time, Advantage is involved in legal proceedings to enforce its security interest in collateral taken as security for its loans.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
PART II
Item 5. Stock Information
At February 28, 2010, Camco had 7,205,595 shares of common stock with approximately 2,991 holders of record. Camco’s common stock is listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “CAFI.” The table below sets forth the high and low daily closing price for the common stock of Camco, together with the dividends declared per share of common stock, for each quarter of 2009 and 2008.

			Cash
			Dividends
Year ended December 31, 2009	High	Low	Declared
Quarter ending:
December 31, 2009 (1)	$2.17	$1.51	$0.0000
September 30, 2009 (1)	2.60	2.00	0.0000
June 30, 2009	3.66	1.56	0.0100
March 31, 2009	3.70	0.85	0.0100

Year ended December 31, 2008
Quarter ending:
December 31, 2008	$9.88	$2.17	$0.0375 *
September 30, 2008	11.75	9.12	0.0000 *
June 30, 2008	12.20	9.85	0.0750
March 31, 2008	11.26	8.93	0.1500

*	Beginning in the third quarter of 2008 the timing of dividends was modified to incorporate actual quarter end results prior to the declaration of dividends.

The Board of Directors declared the cash dividend for third quarter on October 13, 2008 and the dividend was paid on October 31, 2008. The fourth quarter dividend was declared on January 20, 2009.

(1)	See “Liquidity and Capital Resources” in Item 7 of this Form 10-K for discussion of restrictions that materially limit Camco’s ability to pay dividends.

Performance Graph
The following graph compares the cumulative total return on Camco’s common stock with the cumulative total return of an index of companies whose shares are traded on Nasdaq and the SNL All Bank & Thrift Index for the same period.
CAMCO FINANCIAL CORPORATION

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Camco Financial Corporation	100.00	96.41	89.13	80.94	24.24	15.23
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank and Thrift	100.00	101.57	118.68	90.50	52.05	51.35

On January 23, 2009, Camco awarded the Chief Executive Officer and President of Camco 50,000 shares of restricted stock in connection with his employment as Chief Executive Officer and President of Camco. The restricted stock vests over four years in equal installments of 12,500 shares each year, beginning on the first anniversary of the date of the restricted stock award. The restricted stock award was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.
Camco did not repurchase any stock during 2009.

Item 6. Selected Consolidated Financial Data.
The following tables set forth certain information concerning the consolidated financial position and results of operations of Camco for the periods indicated. This selected consolidated financial data should be read in conjunction with the consolidated financial statements appearing elsewhere in this report.
SELECTED CONSOLIDATED FINANCIAL DATA: (1)

As of December 31:	2009	2008	2007	2006	2005
	(In thousands)
Total amount of:
Assets	$842,655	$1,000,446	$1,023,261	$1,048,216	$1,071,248
Interest-bearing deposits in other financial institutions	17,663	35,272	5,432	12,673	11,299
Securities available for sale — at market	55,950	85,352	88,919	107,506	109,514
Securities held to maturity	2,113	13,406	2,769	3,449	4,176
Loans receivable — net (1)	659,497	758,826	815,271	821,818	841,737
Deposits	659,902	723,956	692,184	684,782	660,242
FHLB advances and other borrowings	109,232	183,833	220,981	257,139	307,223
Stockholders’ equity	60,514	71,700	88,634	91,092	90,763

SELECTED CONSOLIDATED OPERATING DATA: (1)

For the year ended December 31:	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Total interest income	$44,724	$56,783	$64,877	$62,689	$57,078
Total interest expense	20,594	30,974	36,421	32,771	26,529
Net interest income	24,130	25,809	28,456	29,918	30,549
Provision for losses on loans	21,792	14,793	1,495	1,440	1,480
Net interest income after provision for losses on loans	2,338	11,016	26,961	28,478	29,069
Other income	8,261	3,708	6,588	5,033	6,592
General, administrative and other expense	28,113	28,481	26,985	24,910	22,754
Goodwill Impairment	—	6,683	—	—	—

Earnings (loss) before federal income taxes (credits)	(17,514)	(20,440)	6,266	8,601	12,907
Federal income taxes (credits)	(6,297)	(5,116)	1,765	2,727	4,141
Net earnings (loss)	$(11,217)	$(15,324)	$4,501	$5,874	$8,766

Earnings (loss) per share:
Basic	$(1.56)	$(2.14)	$.61	$.78	$1.15
Diluted (2)	$(1.56)	$(2.14)	$.61	$.78	$1.15
Dividends declared per share	$0.0200	$0.2625	$0.6000	$0.6000	$0.5800

Return on average assets (3)	(1.20)%	(1.50)%	0.43%	0.55%	0.82%
Return on average equity (3)	(15.73)	(17.93)	4.98	6.46	9.73
Average equity to average assets (3)	7.63	8.34	8.67	8.58	8.43
Dividend payout ratio (4)	N/A (5)	N/A (5)	98.36	76.92	50.43

(1)	Includes loans held for sale.

(2)	Represents a pro-forma presentation based upon net earnings from operations divided by weighted-average basic and diluted shares outstanding.

(3)	Ratios are based upon the mathematical average of the balances at the end of each month.

(4)	Represents dividends per share divided by basic earnings per share.

(5)	Not meaningful.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Since its incorporation in 1970, Camco Financial Corporation (“Camco” or the “Corporation”) has evolved into a full-service provider of financial products through its subsidiaries, Advantage Bank (“Advantage or “Bank”) and Camco Title Agency. Utilizing a common marketing theme based on Camco’s commitment to personalized customer service, Camco has grown from $22.8 million of consolidated assets in 1970 to $843.0 million of consolidated assets at December 31, 2009. Camco’s rate of growth is largely attributable to its acquisitions and its continued expansion of product lines from the limited deposit and loan offerings which the Bank could offer in the heavily regulated environment of the 1970s to the wider array of financial service products that commercial banks traditionally offer. Additionally, Camco has enhanced its operational growth, to a lesser extent, by chartering a title insurance agency.

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
Overview
During 2009, the economic environment for financial services companies continued to be disruptive and challenging. We continued to execute our long-term strategic plan to diversify the balance sheet by strategically working to increase our commercial, commercial real estate and consumer loan portfolios and improve our funding mix by reducing borrowings and increasing transaction-based deposits.
We have found that “core” deposit growth continues to be challenging. Competition for deposits continues to put pressure on marginal funding costs, despite continued lower rates in 2009. During fiscal 2009, deposits decreased 8.8%, primarily due to our decrease in public funds and brokered deposits. The brokered deposits were not renewed in 2009 as loan balances decreased and cash was utilized to decrease higher yielding non “core” funding and borrowed funds.
The real estate market in the Midwest continues to create a very challenging environment for most financial institutions. Bankruptcies, foreclosures and unemployment have continued to rise in Ohio. We are working diligently to manage delinquencies and work with our loan customers in order to reduce losses for them, as well as our Corporation. The total loan portfolio decreased $97.6 million for the full year of 2009 as we tightened credit standards and became more selective in underwriting new loans, which coupled with the volatile market conditions and the current economic environment, reduced new loan production.
Nonperforming loans decreased to $36.4 million at the end of 2009 compared to $53.5 million at the end of 2008. The decrease primarily occurred in non-residential loans with all loan categories decreasing to some extent. We continue to deal with the economic challenges in our markets, through our loan charge-offs and provision for loan losses as we recognize the results of these current economic conditions and issues related to higher than normal unemployment. Net charge offs totaled $21.4 million during 2009 and we continue to aggressively work with borrowers to mitigate additional losses.
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
Each quarter management analyzes the adequacy of the allowance for loan losses based on review of the loans in the portfolio along with an analysis of external factors (including current housing price depreciation, homeowners’ loss of equity, etc) and historical delinquency and loss trends. The allowance is developed through specific components; 1) the specific allowance for loans subject to individual analysis, 2) the allowance for classified loans not otherwise subject to individual analysis and 3) the allowance for non-classified loans (including homogenous loans).
Classified loans with indication or acknowledgment of deterioration in specific industries are subject to individual analysis. Loan classifications are those used by regulators consisting of Special Mention, Substandard, Doubtful and Loss. In evaluating these loans for impairment, the measure of expected loss is based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. All other classified assets and non-classified assets are combined with the homogenous loan pools and segregated into loan segments. The segmentation is based on grouping loans with similar risk characteristics (one-to-four family, home equity, etc.). Loss rate factors are developed for each loan segment which are used to estimate losses and determine an allowance. The loss factors for each segment are derived from historical loss experience. Management also considers various internal and external factors to determine additional adjustments needed such as historical delinquency, trends in classifications, etc.
The allowance is reviewed by management to determine whether the amount is considered adequate to absorb losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on management’s current judgment about the credit quality of the loan portfolio. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions. Also considered as part of that judgment is a review of the Bank’s trends in delinquencies and loan losses, trends in delinquencies and losses for the region, nation, and economic factors. While the Corporation strives to reflect all known risk factors in its evaluations, judgment errors may occur.
Mortgage Servicing Rights
To determine the fair value of our mortgage servicing rights (“MSRs”) each reporting quarter, we transmit information to a third party provider who assists us with determining the possible impairment of MSRs, as described below.
Servicing assets are recognized as separate assets when loans are sold with servicing retained. A pooling methodology, in which loans with similar characteristics are “pooled” together, is applied for valuation purposes. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, interest earned on float, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. The interest rate for float is also calculated by our third party utilizing the current period fed funds rate. We believe this methodology provides a reasonable estimate. Mortgage loan prepayment speeds are calculated by the third party provider utilizing industry standards in estimating prepayment speeds and provides specific scenarios with each evaluation. Based on the assumptions discussed, pre-tax projections are prepared for each pool of loans serviced. These earning figures approximate the cash flow that could be received from the servicing portfolio. Valuation results are presented quarterly to management. At that time, we review the information and MSRs are marked to the lower of amortized cost or fair value for the current quarter.
Summary. We believe the accounting estimates related to the allowance for loan losses, the capitalization, amortization, and valuation of mortgage servicing rights are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period because they require us to make assumptions concerning the changes in the types and volumes of the portfolios, rates of future prepayments, and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on Camco’s assets reported on the balance sheet as well as its net earnings.
Discussion of Financial Condition Changes from December 31, 2009 to December 31, 2008
At December 31, 2009, Camco’s consolidated assets totaled $842.7 million, a decrease of $157.8 million, or 15.8%, from the December 31, 2008 total. The decrease in total assets was comprised primarily of decreases in loans receivable, securities and cash and interest bearing deposits in other financial institutions which were offset partially by the increase in real estate acquired through foreclosure. We expect asset growth to continue to be limited in the near term as the unemployment rates continue to rise and the economy continues to struggle. Further deterioration of the residential loan market in the Midwest and fewer new purchases may result in a shift in the loan portfolio toward commercial and consumer loans. The current loan rates may continue to contribute to additional profits relating to the sale of fixed rate loans, but due to a slowdown of new purchases it is not likely that the profits will continue to be as strong in 2010. Possible future growth in deposits would most likely be used to reduce outstanding borrowings and brokered deposits or fund commercial loan growth. We believe that the distressed economic environment is expected to continue through the first half of 2010 but we look for commercial loan growth in the latter half of 2010.
Cash and interest-bearing deposits in other financial institutions totaled $38.2 million at December 31, 2009, a decrease of $14.1 million, or 27.0%, from December 31, 2008 levels. This decrease is reflective of our decision to rely on “core” relationships and discontinuing purchases of brokered deposits and bidding on public funds during 2009. Securities totaled $58.1 million at December 31, 2009, a decrease of $40.7 million, or 41.2%, from the total at December 31, 2008. Investment security purchases totaled $27.0 million, principal repayments totaling $67.8 million. The yield on securities purchased during the period was 1.66%.
Approximately 20.04% of the securities portfolio is expected to mature or prepay during 2010. We have kept the duration and average life of the securities portfolio very short in order to provide liquidity and to reduce borrowings, when available.
At December 31, 2009, other than $501,000 of municipal bonds, all of our debt securities were issued and guaranteed by US Government sponsored enterprises such as Freddie Mac, Fannie Mae, Ginnie Mae and the FHLB. We held no private-label mortgage-backed securities or collateralized debt obligations.
Loans receivable net and loans held for sale totaled $659.5 million at December 31, 2009, a decrease of $99.3 million, or 13.1%, from the total at December 31, 2008. The decrease resulted primarily from repayments of $204.5 million and loan sales of $108.5 million, a $9.6 million transfers to real estate owned, partially offset by loan disbursements and purchases totaling $245.2 million and an increase of $21.8 million of provision relating to our allowance for loan and leases. Loan origination volume, including purchases of loans, increased from the comparable 2008 period by $62.4 million, or 140.8%, while the volume of loan sales increased by $63.2 million, or 139.3% year to year. The number of loans originated for sale in the secondary market continued to increase in the residential real estate market significantly as rates decreased and customers re-financed at the current lower rates. Instead of selling adjustable rate loans, we have typically held adjustable-rate mortgage loans for investment as an integral part of our strategy.

Loan originations during the 12 month period were comprised primarily of $117.4 million of loans secured by one- to four-family residential real estate, $94.0 million in commercial loans and $33.8 million in consumer and other loans. Our intent is to expand consumer and commercial real estate lending in future periods as a means of increasing the yield on our loan portfolio and continue with our strategic plan of moving to a more “bank” like institution. In the near term, however, lending volumes of acceptable risk have diminished somewhat due to a slowing economy and loan repayments have been used to reduce borrowings and maintain liquidity.
During the fourth quarter of 2009, the yield on loans was 6.02%, as the non accrual loans decreased and the portfolio mix continued to shift to higher yielding multi-family, consumer and nonresidential loans. This shift is partially offsetting lower effective rates in the loan portfolio during 2009 due to adjustable rate loans repricing in the current lower rate environment. The overall loan portfolio decreased for the full year of 2009 as the level of charge offs increased and we continued to tighten credit standards and became more selective in underwriting new loans, which significantly reduced new loan production coupled with economic challenges in our markets, particularly in the market for residential real estate.
The allowance for loan losses totaled $16.1 million and $15.7 million at December 31, 2009 and 2008, respectively, representing 44.2% and 29.4% of nonperforming loans at those dates. Nonperforming loans (three monthly payments or more delinquent plus nonaccrual loans) totaled $36.4 million and $53.5 million at December 31, 2009 and 2008, respectively, constituting 5.4% and 6.91% of total net loans, including loans held for sale, at those dates. Net charge-offs totaled $21.4 million for 2009 and were comprised mainly of 1-4 family loans, non residential real estate and commercial.
The following table details delinquent and nonaccrual loans at December 31, 2009 and 2008:

	December 31, 2009			December 31, 2008
	(In thousands)
	30 - 89	90+ days			90+ days
	days	delinquent,		30 - 89 days	delinquent,
	delinquent	accruing	Nonaccrual	delinquent	accruing	Nonaccrual
Residential	$4,818	$—	$16,354	$6,419	$44	$17,203
Multifamily	79	—	2,047	30	—	3,139
Non Residential	2,693	2,853	4,151	306		18,057

Construction / development	534	638	4,383	253	—	8,603
Commercial	92	110	515	453	—	1,434
HELOC and second mortgage	2,020	—	5,250	2,434	—	4,962
Consumer and other	77	—	148	89	—	86

Total	$10,313	$3,601	$32,848	$9,984	$44	$53,484

Although we believe that the allowance for loan losses at December 31, 2009 is adequate to cover losses inherent in the loan portfolio at that date based upon the available facts and circumstances, there can be no assurance that additions to the allowance for loan losses will not be necessary in future periods, which could adversely affect our results of operations. Unemployment rates in our markets and Ohio in general, are higher than the national average. Ohio registered the nation’s twelfth-highest state foreclosure rate in 2009. Additionally, Ohio is experiencing declining values of residential real estate. However, Ohio in general has not experienced significant increases in home values over the past five years like many regions in the U.S., which should comparatively mitigate losses on loans. Nonetheless, these factors, compounded by a very uncertain national economic outlook, may continue to increase the level of future losses beyond our current expectations.
At December 31, 2009, the Corporation’s real estate owned (REO) consisted of 132 repossessed properties with a net book value of $9.7 million. Initial loss is recorded as a charge to the allowance for loan losses within 90 days of being transferred to REO. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The Corporation reflects costs to carry REO as period costs in operations when incurred.

When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property.
The Corporation works with borrowers to avoid foreclosure if possible and we continue to aggressively work with borrowers to mitigate additional losses, if it becomes inevitable that a borrower will not be able to retain ownership of their property, the Corporation often seeks a deed in lieu of foreclosure in order to gain control of the property earlier in the recovery process. As a result, REO grew $3.8 million during 2009. The strategy of pursuing deeds in lieu of foreclosure more aggressively should result in a reduction in the holding period for nonperforming assets and ultimately reduce economic losses.
Deposits totaled $659.9 million at December 31, 2009 a decrease of $64.1 million, or 8.8% from December 31, 2008. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at December 31, 2009, and December 31, 2008:

	December 31, 2009		December 31, 2008		Change
	(In thousands)
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$38,911	0.00%	$37,526	0.00%	$1,388	0.00%
Interest-bearing demand	70,564	0.43	87,199	0.91	(16,635)	(0.48)
Money market	96,172	0.68	112,749	1.35	(16,577)	(0.67)
Savings	36,638	0.25	33,838	0.26	2,800	(0.01)
Certificates of deposit — retail	385,622	2.70	413,134	3.75	(27,512)	(1.05)
Certificates of deposit — brokered	31,995	3.19	39,510	4.23	(7,515)	(1.04)

Total deposits	$659,902	1.89%	$723,956	2.71%	$(64,051)	(0.82)%

The decrease in certificates of deposits and money markets was primarily due to decreases in public funds and brokered deposits. We continue to focus and implement our strategy of improving the long-term funding mix of the Bank’s deposit portfolio by developing “core relationships” with small businesses, and adding commercial and retail checking accounts. We have implemented a number of organizational and product development initiatives including a new suite of commercial and small business checking accounts, enhancements to our online business cash management system, and the launch of remote deposit capture solution. We believe these products will help us be more competitive for business checking accounts. See “Liquidity and Capital Resources” in this MD&A for further discussion on our deposit strategy and additional liquidity risks.
The decrease in retail certificates of deposits is due to customers being rate sensitive and their preference toward higher yielding interest rates. We have reduced the rates offered on some of our accounts and feel we are competitive with current markets and are planning on strategic growth of “core relationships”. We also believe that if we are able to maintain the certificates of deposit maturing in 2010 the continued decreasing of rates will help to stabilize and possibly reduce our cost of funds. To reduce interest rate risk over the long term, we will increase our efforts to lengthen the duration of our deposit structure and our FHLB borrowings.
We anticipate continuing to pay down brokered deposits in early 2010, in order to maintain the Bank’s margin, by growing core deposits. In the future, brokered deposits may be used for liquidity position and contingency funding. However, we acknowledge that brokered deposits are not core, franchise-enhancing deposits, and we do not intend to stray from our strategy of improving the long-term funding mix of the Bank’s deposit portfolio by aggregating small business, commercial and retail checking accounts.
Advances from the FHLB and other borrowings decreased by $74.6 million, or 40.6%, to a total of $109.2 million at December 31, 2009. We were able to reduce borrowings as a result of a net decrease in the loan portfolio of $97.6 million and a decrease of $40.7 million in our investment portfolios which was offset partially by decreases in cash balances of $14.1 million from year to year. The Corporation continues to focus on our strategy of growing and replacing a portion of these funding sources with core relationship deposits (checking, savings, money market and CD accounts) in 2010.
Stockholders’ equity totaled $60.5 million at December 31, 2009, a decrease of $11.2 million, or 15.6% from December 31, 2008. The decrease resulted primarily from a net loss of $11.2 million and dividends of $143,000.

These decreases were partially offset by, decreasing interest rates that increased the fair value of our investments securities and resulted in an increase in unrealized gains on available for sale securities, net of tax, of $21,000.
The Bank is required to maintain minimum regulatory capital pursuant to the Consent Order of 8%. At December 31, 2009 the Bank’s tier one capital was 6.82%.
Comparison of Results of Operations for the Years Ended December 31, 2009 and December 31, 2008
General. Camco’s net loss for the year ended December 31, 2009, totaled $11.2 million, a decrease in loss of $4.1 million, or 26.8%, from the $15.3 million of net loss reported in 2008. The decrease in the net loss was primarily due to additional expense in 2008 of $6.7 million in goodwill impairment charges, and additional impairment of $3.4 million in mortgage servicing rights, and $628,000 of expenses relating to the termination of the First Place Financial Corporation merger which was offset partially by a $7.0 million increase in the provision for loan losses and a $1.2 million increase in the federal taxes benefit.
Net Interest Income. Net interest income for the year ended December 31, 2009, amounted to $24.1 million, a decrease of $1.7 million, or 6.5%, compared to 2008, generally reflecting the effects of a $100.7 million decrease in the average balance of interest earning assets. Net interest margin increased to 2.91% for the twelve months ending December 31, 2009 compared to 2.77% for the comparable period in 2008. The increase in net interest margin during the 2009 period, compared to the same period of 2008, was due, nearly equally, to a lower volume of interest-earning assets and a lower yield on those assets offset partially by lower volume of interest-bearing liabilities and a lower cost of interest-bearing liabilities in the 2009 period.
Margin pressure has continued in 2009 due to the yield on assets continuing to decline but, we have continued with our strategies and offset the revenues by decreasing the balances of our borrowed funds. Although we feel the loan portfolio has not grown sufficiently we are currently implementing strategies to increase the volume in 2010 with continual diversification of the loan portfolio and growth in commercial and consumer loan balances as these types of loans are normally higher-yielding assets than adjustable rate mortgages. We also plan to continue to maintain cost of funds by banking our “commercial relationships” and retrieving deposits instead of borrowing at higher yields.
Interest income on loans totaled $40.2 million for the year ended December 31, 2009, a decrease of $10.2 million, or 20.3%, from the comparable 2008 total. The decrease resulted primarily from a 56 basis point decrease in the average yield, from 6.58% in 2008, to 6.02% in 2009, coupled with a $99.5 million, or 13.0%, decrease in the average balance of loans outstanding year to year. Interest income on securities totaled $3.1 million for the year ended December 31, 2009, a $1.3 million, or 29.4%, decrease from the 2008 period. The decrease was due primarily to a $21.3 million, or 21.7%, decrease in the average balance outstanding, coupled with a 44 basis point decrease in the average yield, to 4.01% in 2009. Interest income on FHLB stock decreased by $155,000, or 10.1%, due primarily to a 61 basis point decrease in the average yield, to 4.62% in 2009 offset partially by a $543,000 increase in the average balance outstanding year to year. Interest income on other interest-bearing deposits decreased by $405,000, or 93.8%, due primarily to a 116 basis point decrease in the average yield, to 0.05% in 2009 offset partially by a $19.5 million, increase in the average balance outstanding year to year.
Interest expense on deposits totaled $15.3 million for the year ended December 31, 2009, a decrease of $7.4 million, or 32.5%, compared to the year ended December 31, 2008, due primarily to a 99 basis point decrease in the average cost of deposits, to 2.32% for 2009, coupled with a $24.3 million, or 3.5%, decrease in the average balance of interest-bearing deposits outstanding year to year. Interest expense on borrowings totaled $5.2 million for the year ended December 31, 2009, a decrease of $3.0 million, or 36.4%, from 2008. The decrease resulted primarily from a $46.2 million, or 23.8%, decrease in the average balance outstanding year to year coupled with a 70 basis point decrease in the average rate to 3.54% in 2009.
Approximately $278.5 million, or 66.68%, of our certificate deposit portfolio will mature during 2010. While this presents an opportunity to continue reducing our cost of funds, (as these deposits are re-pricing in a generally lower interest rate environment) we continue to experience competition for deposits in our market areas. This competition is limiting our ability to further reduce the marginal cost of deposits to a level reflective of the general rate environment. Continued decreases in interest rates have compressed our net interest margin due to the lag in re-pricing between our loan and deposit portfolios. At the same time, the loan portfolio has not grown to offset these tighter spreads. As noted earlier, we plan to continue to diversify the loan portfolio by encouraging growth in commercial and consumer loan balances. This strategy should slow net interest margin compression as these types of loans are normally higher-yielding assets than conventional mortgage loans and investment securities.
Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectability of the Bank’s loan portfolio. Key drivers of the provision are declines in commercial real estate values on existing impaired loans and loan downgrades. The higher allocation in recent quarters primarily reflects the impact of distressed commercial real estate values and general economic conditions on specific reserves for impaired loans, while the elevated level of charge-offs in the fourth quarter and 2009 resulted in higher loss factors and charge offs related to classified loans. The allowance allocated to the real estate and consumer loan categories is based upon Camco’s allowance methodology for homogeneous pools of loans. The fluctuations and changes in these allocations are consistent with the changes in loan quality, loss experience and economic factors in each of the loan categories. Nonperforming loans (three monthly payments or more delinquent plus nonaccrual loans) totaled $32.8 million at December 31, 2009, a decrease from $53.5 million from December 31, 2008. Additionally, net charge offs totaled $21.4 million for the year ended December 31, 2009 compared to $6.6 million, for the year ended December 31, 2008.
Based upon an analysis of these factors and the continued uncertain economic outlook, we added $21.8 million to the provision for losses on loans for the twelve months ended December 31, 2009, compared to $14.8 million for the same period in 2008. We believe our classified loans are adequately reserved for at December 31, 2009. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future, understanding that all lending activity contains associated risks of loan losses. In addition, the mix and composition of both portfolio loans and nonperforming loans change from period to period. When the Company sets the allowance for loan losses it is dependent on a detailed analysis of different ratios. As of December 31, 2009 the ratio of allowance for loan losses to nonperforming loans increased from the prior year and our loan reserves also increased, representing 2.38% of total net loans versus 2.04% at December 31, 2008.
We have included the following information with respect to impairment measurements relating to collateral-dependent loans for better understanding of our process and procedures relating to fair value of financial instruments:
•	The percentage of impaired loans on which we relied on a current third party appraisal for valuation exceeded 90% as of December 31, 2009.

•	Based on policy, a loan is typically deemed impaired (nonperforming) once it has gone over 90 days delinquent. Our management of the troubled credit will vary as will the timing of valuations, loan loss provision and charge offs based on a multitude of factors such as, cash flow of the business/borrower, responsiveness of the borrower, communication with the commercial banker, property inspections, property deterioration, and delinquency. Typically, a nonperforming, non-homogeneous collateral dependent loan will be valued and adjusted (if needed) within a 90 day period after determination of impairment. If impaired, the collateral is then evaluated and an updated appraisal is most typically ordered. Upon receipt of an appraisal or other valuation, we complete an impairment analysis to determine if the impaired loan requires a specific reserve. The time frame may be as short as 30 days or as much as 180 days, when an appraisal is ordered.

•	Camco’s credit risk management process consistently monitors key performance metrics across both the performing and non performing assets to identify any further degradation of credit quality. Additionally, impaired credits are monitored in weekly loan committee asset quality discussions, monthly Asset Classification Committee meetings and quarterly loan loss reserve reviews. Strategy documents and exposure projections are completed on a monthly basis to ensure that the current status of the troubled asset is clearly understood and reported.

•	The Asset Classification Committee oversees the management of all impaired loans and any subsequent loss provision or chargeoff that is considered. When a loan is deemed impaired, the valuation is obtained to determine any existing loss that may be present as of the valuation date. Policy dictates that any differences from fair market value, less costs to sell, are to be recognized as loss during the current period (loan loss provision or chargeoff). Any deviations from this policy will be identified by amount and contributing reasons for the policy departure during our quarterly reporting process.

•	Camco’s policies dictate that an impaired loan subject to partial chargeoff will remain in a nonperforming status until it is brought current. Typically, this occurs when a loan is paid current and completes a period on on-time payments that demonstrate that the loan can perform. Camco monitors through various system reports any loan whose terms have been modified. These reports identify troubled debt restructures, modification, and renewals.

•	When circumstances do not allow for updated collateral or Camco determines that an appraisal is not needed, the underlying collateral’s fair market value is estimated in the following ways:
▪	Camco personnel property inspections combined with original appraisal review

▪	Auditor values

▪	Broker price opinions

▪	Various on-line fair market value estimations programs (i.e. Freddie Mac, Fannie Mae, Zillow, etc).
Other Income. Other income totaled $8.3 million for the year ended December 31, 2009, an increase of $4.6 million, or 122.8%, compared to 2008. The increase in other income was primarily attributable to a $3.3 million increase in the value of our mortgage servicing rights coupled with a $907,000 increase in gains on sales of loans.
The increase in mortgage servicing rights was due to decreased prepayment speeds. Balances remained consistent year to year at $497.0 million and $497.4 million at December 31, 2009 and 2008 respectively. The servicing portfolios include one-to-four family residential mortgage loans for others, which are primarily sold to Freddie Mac and Fannie Mae.
The increase in gain on sale of loans income for 2009 was due to an increase in loan sales of $63.2 million year to year.
General, Administrative and Other Expense. General, administrative and other expense totaled $28.1 million for the year ended December 31, 2009, a decrease of $7.1 million, or 20.1%, compared to 2008. The decrease was due primarily to a $6.7 million of expense relating to impairment charges taken on goodwill coupled with $628,000 in merger and acquisition related charges in 2008. These decreases were offset partially by an increase of FDIC insurance of $2.1 million in 2009.
The increase in FDIC premiums resulted from increases in premium rates and deposit balances along with the decreased credits issuances in 2008 relating to the reorganization of the Deposit Insurance Fund assessment of premiums by the FDIC.
Federal Income Taxes. The benefit for Federal income taxes totaled $6.3 million for the year ended December 31, 2009, an increase of $1.2 million, compared to the benefit provision recorded in 2008. The effective tax rates amounted to 36.0% and 25.0% for the years ended December 31, 2009 and 2008, respectively. The increase in federal income tax benefit was primarily attributable to tax credits related to our investment in affordable housing partnerships totaling $571,000 in 2009 compared to $198,000 in 2008. Additionally the tax-exempt character of earnings on bank-owned life insurance supplements the difference between the effective rate of tax benefits and the statutory corporate tax rate for the years ended December 31, 2009 and 2008.
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
Approximately $289.0 million, or 63.8%, of our certificate deposit portfolio will mature during 2009. While this presents an opportunity, to continue to reduce our cost of funds since, these deposits are re-pricing in a generally lower interest rate environment, we continue to experience competition for deposits in our market areas, which is limiting our ability to quickly reduce the marginal cost of deposits to a level reflective of the general rate environment. Previous decreases in the Prime rate have continued to compress our net interest margin due to the lag in re-pricing between our loan and deposit portfolios. At the same time, the loan portfolio has not grown to offset these tighter spreads. As noted earlier, we plan to continue to diversify the loan portfolio by encouraging growth in commercial and consumer loan balances. This strategy should slow net interest margin compression as these types of loans are normally higher-yielding assets than conventional mortgage loans and investment securities.
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
General, Administrative and Other Expense. General, administrative and other expense totaled $35.2 million for the year ended December 31, 2008, an increase of $7.9 million, or 28.9%, compared to 2007. The increase was due primarily to a $6.7 million impairment charge taken on goodwill coupled with the write down of real estate owned properties of $1.0 million and $628,000 in merger and acquisition related charges. Core noninterest expense excluding merger and goodwill impairment charges totaled $27.9 million for the year ended December 31, 2008, an increase of $570,000 or 2.1% increase. The increase in core non interest expense was primarily due to increased FDIC premiums and the write down of real estate owned which were partially offset by decreases in advertising, supplies, travel and training and loan and deposit expenses.
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

	Year ended December 31,
	2009			2008			2007
	Average	Interest	Avg	Average	Interest	Avg	Average	Interest	Average
	outstanding	earned /	yield/	outstanding	earned /	yield/	outstanding	earned /	yield/
	balance	paid	rate	balance	paid	rate	balance	paid	Rate
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$667,746	$40,231	6.02%	$767,202	$50,446	6.58%	$816,637	$57,955	7.10%
Securities (2)	76,886	3,085	4.01%	98,212	4,369	4.45%	103,962	4,595	4.42%
FHLB Stock	29,888	1,381	4.62%	29,345	1,536	5.23%	28,722	1,895	6.60%
Interest-bearing deposits and other	55,074	27	0.05%	35,610	432	1.21%	8,041	432	5.36%

Total interest-earning assets	829,594	44,724	5.39%	930,369	56,783	6.10%	957,362	64,877	6.78%

Noninterest-earning assets (3)	105,626			94,220			87,949

Total Average Assets	$935,220			$1,024,597			$1,045,311

Interest-bearing liabilities:
Deposits	$661,806	$15,349	2.32%	$686,116	$22,728	3.31%	$652,711	$25,429	3.90%
FHLB advances and other	148,223	5,245	3.54%	194,458	8,246	4.24%	249,793	10,992	4.40%

Total interest-bearing liabilities	810,029	20,594	2.54%	880,574	30,974	3.52%	902,504	36,421	4.04%

Noninterest-bearing deposits	37,256			37,918			35,919
Noninterest-bearing liabilities	16,606			20,619			16,418

Total Average Liabilities	863,891			939,111			954,841

Total Average Shareholders’ equity	71,329			85,486			90,470

Net interest income/Interest rate spread	$935,220	$24,130	2.85%	$1,024,597	$25,809	2.58%	$1,045,311	$28,456	2.74%

Net interest margin (4)			2.91%			2.77%			2.97%
Average interest-earning assets to average interest-bearing liabilities			105.42%			105.65%			106.08%

(1)	Includes loans held for sale. Loan fees are immaterial.

(2)	Includes securities designated as available for sale and held to maturity

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

	2009			2008
	Increase/(decrease) due to			Increase/(decrease) due to
Year ended December 31	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans receivable (1)	$(6,207)	$(4,008)	$(10,215)	$(3,391)	$(4,118)	$(7,509)
Securities	(885)	(399)	(1,284)	(257)	31	(226)
Interest-bearing deposits and other	565	(1,125)	(560)	42	(401)	(359)

Total interest income	(6,527)	(5,532)	(12,059)	(3,606)	(4,488)	(8,094)
Interest expense attributable to:
Deposits	(780)	(6,599)	(7,379)	1,403	(4,104)	(2,701)
Borrowings	(1,769)	(1,232)	(3,001)	(2,359)	(387)	(2,746)

Total Interest expense	(2,549)	(7,831)	(10,380)	(956)	(4,491)	(5,447)

Increase (decrease) in net interest income	$(3,978)	$2,299	$(1,679)	$(2,650)	$3	$(2,647)

(1)	Includes loans held for sale.
Yields Earned and Rates Paid
The following table sets forth the weighted-average yields earned on Camco’s interest-earning assets, the weighted-average interest rates paid on Camco’s interest-bearing liabilities and the interest rate spread between the weighted-average yields earned and rates paid by Camco at the dates indicated. This does not reflect the spread that may eventually be achieved in 2010 or beyond due to possible changes in weighted-average yields earned on interest-earning assets and paid on interest-bearing liabilities in the upcoming year.

	At December 31,
	2009	2008
Weighted-average yield on:
Loan portfolio (1)	5.88%	6.47%
Investment portfolio (2)	4.34	4.05
Total interest-earning assets	5.71	5.66

Weighted-average rate paid on:
Deposits	1.89	2.71
FHLB advances	3.61	3.65
Total interest-bearing liabilities	2.11	2.89

Interest rate spread	3.60%	2.77%

(1)	Includes loans held for sale and excludes the allowance for loan losses.

(2)	Includes earnings on FHLB stock and investment securities. Taxable equivalent yield used.

Liquidity and Capital Resources
     Liquidity is the Corporation’s ability to generate adequate cash flows to meet the demands of its customers and provide adequate flexibility for the Corporation to take advantage of market opportunities. Cash is used to fund loans, purchase investments, fund the maturity of liabilities, and at times to fund deposit outflows and operating activities. The Corporation’s principal sources of funds are deposits; amortization, prepayments and sales of loans; maturities, sales and principal receipts from securities; borrowings; and operations. Managing liquidity entails balancing the need for cash or the ability to borrow against the objectives of maximizing profitability and minimizing interest rate risk. The most liquid types of assets typically carry the lowest yields.
     Camco is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Ohio statutes impose certain limitations on the payment of dividends and other capital distributions by banks. Generally, absent approval of the Ohio Division, such statutes limit dividend and capital distributions to earnings of the current and two preceding years. Currently, the Consent Order prohibits the Bank from paying a dividend to Camco without prior approval of the FDIC and Ohio Division. Camco currently has $5.0 million outstanding trust preferred securities with a maturity date of 2037. If needed, Camco’s agreement regarding these securities provides for a deferment of interest payment for up to 20 consecutive quarters without default. Based on notification received from the FRB on April 30, 2009, Camco was required to exercise this provision to defer interest payments and has deferred a total of three quarters as of December 31, 2009. See Note K to the Financial Statements in Item 8 below. If the Corporation desires to raise funds in the future, it may consider engaging in further offerings of preferred securities, debentures or other borrowings as well as issuance of capital stock, but any such strategic decisions would require regulatory approval. Further, as a result of entering into the MOU with the FRB on March 4, 2009, we are prohibited from paying dividends to our stockholders without first obtaining the approval of the FRB. Our ability to pay dividends to stockholders is dependent on our net earnings. A continued decline in earnings increases in loan losses, or higher regulatory capital reserve requirements may jeopardize our ability to pay dividends at historical levels.
     The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations. Core relationship deposits are the primary source of the Bank’s liquidity. As such, the Bank focuses on deposit relationships with local business and consumer clients with a strategy to increase the number of services/products per client. The Corporation views such deposits as the foundation of its long-term liquidity because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors compared to large time deposits or wholesale purchased funds.
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
     Liquid assets consist of cash and interest-bearing deposits in other financial institutions, investments and mortgage-backed securities. Approximately $11.3 million, or 20.0%, of our investment portfolio is expected to mature or prepay during 2010. While these maturities could provide a significant source of liquidity in the short term, public unit deposits and repurchase agreements limit our ability to use these funds freely due to the collateral requirements of such. State and local political subdivision deposits equaled $22.2 million at December 31, 2009, and $60.2 million at December 31, 2008. We may implement additional product strategies to lessen this restriction on our investment portfolio to increase our liquidity options.
     Additional sources of liquidity include deposits, borrowings and principal and interest repayments on loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions, and competition and are difficult to predict.
     Diversified and reliable sources of wholesale funds are utilized to augment core deposit funding. Borrowings may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long term basis to support lending activities. The Bank utilizes its investment securities, certain loans and FHLB stock to provide collateral to support its borrowing needs. Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions. One source of wholesale funding is brokered deposits. Consistent with its risk management policy and in response to the general tightening of credit and liquidity conditions in the financial markets at large, the Bank has utilized brokered deposits. At December 31, 2009, such deposits totaled approximately $32.3 million, exclusive of CDARS deposits.
     Approximately $278.5 million of the Corporation’s certificate of deposit portfolio is scheduled to mature during 2010. Depositors continue a preference toward short-term certificates or other issuances less than 18 months. This places additional liquidity pressure on the Corporation as competition for deposits is very strong in Ohio, Kentucky and West Virginia. A material loss of these short-term deposits could force us to seek funding through contingency sources, which may negatively impact earnings.
     FHLB advances are another funding source. In the past, Camco has depended heavily on borrowings to fund balance sheet growth. While significant strategic and tactical focus is currently being placed on deposit growth, borrowings and additional borrowing capacity at the FHLB are still vital sources of liquidity and growth funding. We have approximately $52.7 million of additional borrowing capacity available as of December 31, 2009. However, our total borrowing capacity at the FHLB is dependent on the level of eligible collateral assets held by the Bank and the Bank’s credit rating with the FHLB. Our total borrowing capacity with the FHLB decreased to $167.0 million at December 31, 2009, from $219.8 million at December 31, 2008. This capacity has decreased as our one to four- family loan portfolio, the primary collateral for FHLB borrowings, has shrunk and the increase in nonperforming loans has reduced our credit rating (and thereby increased its collateral requirements) in 2009 compared to 2008. The inability of the Bank to access contingency funding from the FHLB may significantly limit our growth and negatively affect earnings. We have improved on-balance-sheet liquidity and in response to higher collateral maintenance requirements and decreases in our overall borrowing capacity.
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
The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of December 31, 2009.

	Payments due by period
	Less			More
	than 1	1-3	3-5	than 5
	year	years	years	years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$393	$553	$362	$149	$1,457
Advances from the Federal Home Loan Bank	32,263	23,658	15,510	25,860	97,291
Repurchase agreements	6,941	—	—	—	6,941
Certificates of deposit	278,450	116,359	22,808	—	417,617
Subordinated debentures(1)	—	—	—	5,000	5,000
Ohio Equity Funds for Affordable Housing	1,189	958	301	228	2,676

Amount of commitments per period
Commitments to originate loans:
Revolving, open-end lines	53,290	—	—	—	53,290
1-4 family residential construction	8,378	—	—	—	8,378
Commercial real estate, other construction loan and land development loans	26,090	—	—	—	26,090
Commercial real estate, construction, and land development loans not secured by real estate	6,753	—	—	—	6,753
Other unused commitments	9,590	—	—	—	9,590
Stand-by letters of credit	493	—	—	—	493

Total contractual obligations	$423,830	$141,528	$38,981	$31,237	$635,576

(1)	The subordinated debentures are redeemable at par, at Camco’s option, commencing September 15, 2012. The debentures mature on September 15, 2037.
We anticipate that we will have sufficient funds available to meet our current loan commitments. Based upon historical deposit flow data, the Bank’s competitive pricing in its market and management’s experience, we believe that a significant portion of our maturing certificates of deposit in 2010 will remain with the Bank, but recognize the significance of the risks discussed above.
Liquidity management is both a daily and long-term management process. In the event that we should require funds beyond our ability to generate them internally, additional funds are available through the use of FHLB advances, internet deposits, and through the sales of loans and/or securities.

Off-Balance Sheet Arrangements
We engage in off-balance sheet credit-related activities that could require us to make cash payments in the event that specified future events occur. The contractual amounts of these activities represent the maximum exposure to the Bank (as further described in financial statement footnote Note J — Commitments). However, certain off-balance sheet commitments are expected to expire or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. These off-balance sheet activities are necessary to meet the financing needs of the Bank’s customers.
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

Interest rate sensitivity analysis is used to measure the Bank’s interest rate risk by computing estimated changes in Net Interest Income (NII) and the Economic Value of Equity (EVE) in the event of a range of assumed changes in market interest rates. EVE represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of loss in market risk sensitive instruments in the event of an immediate and sustained 1 and 2% increase or decrease in market interest rates.
The following table presents the Bank’s projected change in NII and EVE for the various rate shock levels at December 31, 2009.

Change in
Interest Rates
(basis points)	NII % Change	EVE % Change
+200	5.90%	-9.44%
+100	2.50%	-3.78%
-100	-5.10%	0.84%
-200	-11.77%	-0.49%
The current simulation identifies a decreasing net interest income in a declining rate environment. A contributing factor to this decline is the existing higher prepayment speeds incorporated into our model at year end along with decreased interest revenue due to higher non-performing loans when compared to funding sources. In a rising rate environment our net interest income increases due to the decreasing refinance opportunities and the significant amount of adjustable rate loans within our loan portfolio. These assets will adjust faster than liabilities due to the lagging nature of adjustments in our deposit base.
These estimated changes in net interest income and economic value of equity are within the policy guidelines established by the Board of Directors. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, we have developed sale procedures for several types of interest-sensitive assets. Generally, all long-term, fixed-rate single family residential mortgage loans underwritten according to Freddie Mac and Fannie guidelines are sold upon origination. A total of $39.6 million and $44.6 million of such loans were sold to Freddie Mac, Fannie Mae and other parties during 2009 and 2008, respectively.

Item 8. Financial Statements and Supplementary Data.
Management’s Report on Internal Control over Financial Reporting
Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States. The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based upon the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by COSO. Based upon this assessment, management believes that, as of December 31, 2009, the internal control over financial reporting was not effective because there was a control deficiency that constituted a material weakness.
A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of December 31, 2009, we did not maintain effective controls over the preparation and review of our allowance for loan losses. Specifically, we did not maintain effective internal controls over the review process on historical loss factors in the current loan loss provision. This control deficiency resulted in an increase in the Company’s allowance for loan losses and loan loss provision as of and for the year ended December 31, 2009. Accordingly, management determined that this control deficiency constitutes a material weakness in internal control over financial reporting as of December 31, 2009.

Plans for Remediation of Material Weakness
The Company is in the process of actively remediating this material weakness. The Company’s plans include the following:
•	Establishing an interdepartmental committee, which will be a subgroup of the Asset Classification Committee, amongst credit administration, enterprise risk management and finance department to review the overall loan loss provision process by assessing the historical risk factors, the recent trends, and economic forecasts, as appropriate. This enhanced collaborative process will help identify trends that should be recognized in the overall loan loss provision process while permitting the use of professional judgment necessary to interpret the complex data. The jointly compiled loan loss provision will be reported to and approved by the executive management including CEO and the Board of Directors on a quarterly basis.

•	Performing more frequent loan loss provision analysis than current quarterly analysis until otherwise decided in the future. Complete analysis as of the month-end prior to the quarter-end will be performed and reviewed by the aforementioned committee.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Camco Financial Corporation
We have audited the accompanying consolidated statement of financial condition of Camco Financial Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camco Financial Corporation as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Camco Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 29, 2010 expressed an adverse opinion on internal control over financial reporting.
/s/ Plante & Moran PLLC
March 29, 2010
Columbus, Ohio

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Camco Financial Corporation
We have audited Camco Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Camco Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Camco Financial Corporation’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The review process related to the allowance for loan losses was not effective to identify errors in the historical loss data utilized in the calculation of the allowance.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Camco Financial Corporation has not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Camco Financial Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 financial statements, and this report does not affect our report dated March 29, 2010, which expressed an unqualified opinion on those financial statements.
/s/ Plante & Moran PLLC
March 29, 2010
Columbus, Ohio

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31,
(In thousands, except share data)

	2009	2008
ASSETS

Cash and due from banks	$20,490	$17,013
Interest-bearing deposits in other financial institutions	17,663	35,272

Cash and cash equivalents	38,153	52,285
Securities available-for-sale, at market	55,950	85,352
Securities held-to-maturity, at cost	2,113	13,406
Loans held for sale — at lower of cost or market	475	2,185
Loans receivable — net	659,022	756,641
Office premises and equipment — net	10,870	11,868
Real estate acquired through foreclosure	9,660	5,841
Federal Home Loan Bank stock — at cost	29,888	29,888
Accrued interest receivable	3,979	4,118
Mortgage servicing rights — at lower of cost or market	4,433	3,731
Prepaid expenses and other assets	5,712	10,785
Cash surrender value of life insurance	18,838	22,532
Prepaid and refundable federal income taxes	3,562	1,814

Total assets	$842,655	$1,000,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$659,902	$723,956
Other borrowings	11,941	16,727
Advances from the Federal Home Loan Bank	97,291	167,106
Advances by borrowers for taxes and insurance	1,909	2,458
Accounts payable and accrued liabilities	11,098	18,499

Total liabilities	782,141	928,746

Commitments	—	—

Stockholders’ equity
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 14,900,000 shares; 8,884,508 shares issued at December 31, 2009 and 8,834,508 shares issued at December 31, 2008	$8,885	$8,835
Additional paid-in capital	60,124	59,896
Retained earnings	14,695	26,055
Accumulated other comprehensive income	1,049	1,028
Unearned compensation	(125)	—
Treasury stock - 1,678,913 shares at December 31, 2009 and 2008, at cost	(24,114)	(24,114)

Total stockholders’ equity	60,514	71,700

Total liabilities and stockholders’ equity	$842,655	$1,000,446

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2009, 2008 and 2007
(In thousands, except per share data)

	2009	2008	2007
Interest and dividend income
Loans	$40,231	$50,446	$57,955
Investment securities	3,085	4,369	4,595
Other interest-bearing accounts	1,408	1,968	2,327

Total interest income	44,724	56,783	64,877
Interest expense
Deposits	15,349	22,728	25,429
Borrowings	5,245	8,246	10,992

Total interest expense	20,594	30,974	36,421

Net interest income	24,130	25,809	28,456

Provision for losses on loans	21,792	14,793	1,495

Net interest income after provision for losses on loans	2,338	11,016	26,961
Other income
Rent and other	970	792	911
Title fees	723	479	652
Loan servicing fees	1,264	1,308	1,375
Gain on sale of loans	1,271	364	353
Mortgage servicing rights — net	703	(2,625)	(68)
Service charges and other fees on deposits	2,277	2,387	2,441
Gain on sale of investment securities	—	2	1
Gain (loss) on sale of premises and equipment	127	1	(25)
Income on cash surrender value life insurance	926	1,000	948

Total other income	8,261	3,708	6,588
General, administrative and other expense
Employee compensation and benefits	12,453	13,279	13,216
Occupancy and equipment	3,247	3,374	3,464
Federal deposit insurance premiums	2,471	406	81
Data processing	1,190	1,152	1,186
Advertising	525	938	1,299
Franchise taxes	1,018	1,202	1,104
Postage, supplies and office expenses	1,394	1,341	1,421
Travel, training and insurance	315	404	518
Professional services	1,692	1,355	1,452
Transaction processing	895	1,009	947
Real estate owned and other expenses	2,312	2,074	1,148
Loan expenses	597	1,319	1,447
Goodwill Impairment	—	6,683	—
Merger expenses	4	628	—

Total general, administrative and other expense	28,113	35,164	27,283

Earnings (loss) before federal income taxes	(17,514)	(20,440)	6,266
Federal income taxes
Current	(3,924)	(713)	1,216
Deferred	(2,373)	(4,403)	549

Total federal income taxes	(6,297)	(5,116)	1,765

NET EARNINGS (LOSS)	$(11,217)	$(15,324)	$4,501

EARNINGS (LOSS) PER SHARE
Basic	$(1.56)	$(2.14)	$0.61

Diluted	$(1.56)	$(2.14)	$0.61

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007
Net earnings (loss)	$(11,217)	$(15,324)	$4,501
Other comprehensive income net of tax effects:
Unrealized holding on securities during the period, net of taxes of $11, $536 and $625 in 2009, 2008 and 2007, respectively	21	1,040	1,213

Reclassification adjustment for realized gains included in operations, net of taxes of $0, $1 and $1 for the years ended December 31, 2009, 2008 and 2007, respectively	—	(1)	(1)

Comprehensive income (loss)	$(11,196)	$(14,285)	$5,713

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2009, 2008 and 2007
(In thousands, except per share data)

					Accumulated
			Additional		other			Total
	Shares	Common	paid-in	Retained	comprehensive	Unearned	Treasury	stockholders’
	outstanding	stock	capital	earnings	income (loss)	compensation	stock	equity
Balance at January 1, 2007	7,155,595	$8,832	$59,722	$43,954	$(1,225)	$—	$(20,191)	$91,092

Stock options exercised	2,427	3	28	—	—	—	—	31
Cash dividends declared — $0.60 per share	—	—	—	(4,372)	—	—	—	(4,372)
Stock Option Expense	—	—	92	—	—	—	—	92
Net earnings for the year ended December 31, 2007	—	—	—	4,501	—	—	—	4,501
Purchase of treasury shares	(309,888)	—	—	—	—	—	(3,923)	(3,923)
Unrealized losses on securities designated as available for sale, net of related tax benefits	—	—	—	—	1,213	—	—	1,213

Balance at December 31, 2007	7,155,595	$8,835	$59,842	$44,083	$(12)	$—	$(24,114)	$88,634

Stock options exercised	—	—	—	—	—	—	—	—
Cash dividends declared — $0.2625 per share	—	—	—	(1,872)	—	—	—	(1,872)
Stock Option Expense	—	—	54	—	—	—	—	54
Net loss for the year ended December 31, 2008	—	—	—	(15,324)	—	—	—	(15,324)
Change in accounting — split dollar life insurance	—	—	—	(832)	—	—	—	(832)
Unrealized gains on securities designated as available for sale, net of related tax benefits	—	—	—	—	1,040	—	—	1,040

Balance at December 31, 2008	7,155,595	$8,835	$59,896	$26,055	$1,028	$—	$(24,114)	$71,700

Stock options exercised	—	—	—	—	—	—	—	—
Cash dividends declared — $0.02 per share	—	—	—	(143)	—	—	—	(143)
Stock Option Expense	—	—	153	—	—	—	—	153
Net loss for the year ended December 31, 2009	—	—	—	(11,217)	—	—	—	(11,217)
Restricted shares granted	50,000	50	75	—	—	(125)	—	—
Unrealized gains of securities designated as available for sale, net of related tax benefits	—	—	—	—	21	—	—	21

Balance at December 31, 2009	7,205,595	$8,885	$60,124	$14,695	$1,049	$(125)	$(24,114)	$60,514

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net earnings (loss) for the year	$(11,217)	$(15,324)	$4,501
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities — net	(20)	58	115
Amortization of mortgage servicing rights — net	360	3,229	747
Depreciation and amortization	1,413	1,352	1,434
Stock option expense	153	54	92
Deferred federal income taxes	2,373	(4,403)	549
Provision for losses on loans	21,792	14,793	1,495
Amortization of deferred loan origination fees	468	343	84
Loss on sale of real estate acquired through foreclosure	1,069	1,364	297
Gain on sale of investment securities	—	(2)	(1)
(Gain) loss on sale of premises and equipment, net	(127)	(1)	25
Federal Home Loan Bank stock dividends	—	(1,166)	—
Net increase in cash surrender value of life insurance	(766)	(825)	(786)
Gain on sale of loans	(1,271)	(364)	(353)
Loans originated for sale in the secondary market	(106,771)	(44,346)	(49,458)
Proceeds from sale of mortgage loans in the secondary market	109,752	45,694	50,306
Impairment of Goodwill	—	6,683	—
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	139	3,988	468
Prepaid expenses and other assets	(1,431)	(1,388)	(4,283)
Accounts payable and other liabilities	(5,731)	29	(250)

Net cash provided by operating activities	10,185	9,768	4,982

Cash flows provided by (used in) investing activities:
Proceeds from sale of investment securities designated as available for sale	—	4,254	3
Purchase of securities designated as available for sale	(27,019)	(50,175)	(43,729)
Purchase of securities designated as held to maturity	—	(24,104)	—
Principal repayments and maturities of investment-securities held to maturity	11,333	13,513	667
Principal repayments and maturities of investment securities available for sale	56,432	50,962	64,050
Loan disbursements	(131,381)	(197,981)	(245,835)
Purchases of loans	(7,035)	(249)	(3,021)
Principal repayments on loans	204,502	229,330	249,922
Purchase of premises and equipment	(476)	(366)	(1,131)
Proceeds from sale of office premises and equipment	189	2	16
Proceeds from sale of real estate acquired through foreclosure	4,025	3,825	2,454
Proceeds from surrender of life insurance	4,460	—	—

Net cash provided by investing activities	115,030	29,011	23,396

Net cash provided by operating and investing activities (balance carried forward)	125,215	38,779	28,378

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the years ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007
Net cash provided by operating and investing activities (balance brought forward)	$125,215	$38,779	$28,378

Cash flows provided by financing activities:

Net increase(decrease) in deposits	(64,054)	31,772	7,402
Proceeds from Federal Home Loan Bank advances	44,000	79,600	79,000
Proceeds from subordinated debentures	—	—	5,000
Repayment of Federal Home Loan Bank advances	(113,815)	(111,558)	(125,224)
Net change in repurchase agreements	(4,786)	(5,190)	10,066
Dividends paid on common stock	(143)	(2,953)	(4,411)
Proceeds from exercise of stock options	—	—	31
Purchase of treasury stock	—	—	(3,923)
Net increase (decrease) in advances by borrowers for taxes and insurance	(549)	(1,169)	143

Net cash used in financing activities	(139,347)	(9,498)	(31,916)

Net increase (decrease) in cash and cash equivalents	(14,132)	29,281	(3,538)

Cash and cash equivalents at beginning of year	52,285	23,004	26,542

Cash and cash equivalents at end of year	$38,153	$52,285	$23,004

Supplemental disclosure of cash flow information:

Cash paid during the year for:

Interest on deposits and borrowings	$20,726	$30,396	$36,687

Income taxes	$144	$250	$1,125

Transfers from loans to real estate acquired through foreclosure	$9,631	$6,574	$5,490

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
2. Investment Securities
Investment securities are classified as held to maturity or available for sale upon acquisition. Securities classified as held to maturity are carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Securities designated as available for sale are carried at fair value with resulting unrealized gains or losses recorded to stockholders’ equity. Realized gains and losses on sales of securities are recognized on the trade date using the specific identification method. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).
3. Loans Receivable
Loans held in the portfolio are stated at the principal amount outstanding, adjusted for deferred loan origination fees and costs and the allowance for loan losses.
The accrual of interest on loans is discontinued at the time the loan is three monthly payments delinquent unless the credit is well secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management’s periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued and not received, and income is not recognized until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status.
Loans held for sale are carried at the lower of cost (less principal payments received) or fair value (market value), calculated on an aggregate basis. At December 31, 2009 and 2008, loans held for sale were carried at cost.
4. Loan Origination and Commitment Fees
Currently, the Corporation accounts for loan origination fees and costs by deferring all loan origination fees received, net of certain direct origination costs, on a loan-by-loan basis and amortizing the interest income using the interest method, giving effect to actual loan prepayments. Fees received for loan commitments are deferred and amortized over the life of the related loan using the interest method.
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
The Corporation accounts for impaired loans by measurements based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an alternative, at the loan’s observable market price or fair value of the collateral.
A loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions, the Corporation considers its investment in owner-occupied one- to four-family residential loans, home equity lines of credit and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Corporation’s investment in multi-family, commercial and nonresidential loans, and its evaluation of any impairment thereon, such loans are generally

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE—A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).
5. Allowance for Loan Losses (continued)
collateral-dependent and as a result are carried as a practical expedient at the lower of cost or fair value. It is the Corporation’s policy to charge off unsecured credits that are more than ninety days delinquent.
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
8. Mortgage Servicing Rights
The Corporation accounts for mortgage servicing rights (“MSRs”) as separate assets. Mortgage servicing rights are acquired through either the purchase or origination of mortgage loans and the subsequent sale of those loans with servicing rights retained. At that time, an allocation of the cost of the loan is considered the mortgage servicing right asset.
The Corporation assesses the rights for impairment quarterly. Impairment is measured based on fair value. The mortgage servicing rights recorded by the Bank are segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate.
To determine the fair value of the MSRs each reporting quarter, information is transmitted to a third party provider who assists in determining the fair value of MSRs, as described below.
Servicing assets are recognized as separate assets when loans are sold with servicing retained. A pooling methodology to the servicing valuation, in which loans with similar characteristics are “pooled” together, is applied for valuation purposes. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, interest earned on float, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE—A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).
8. Mortgage Servicing Rights (continued)
the payment performance of the underlying loans. The interest rate for float is also calculated utilizing the current period fed funds rate. Mortgage loan prepayment speeds are calculated by taking into consideration Advantage Bank’s historical trends when estimating prepayment speeds and helped provide scenarios with each evaluation. Based on the assumptions, pre-tax projections are prepared for each pool of loans serviced. These earning figures approximate the cash flow that could be received from the servicing portfolio. Valuation results are presented quarterly to management. At that time, the information is reviewed and MSRs are marked to the lower of amortized cost or fair value for the current quarter.
The Corporation recorded capitalization related to mortgage servicing rights totaling approximately $1.2 million, $604,000, and $679,000, for the years ended December 31, 2009, 2008 and 2007, respectively.
The Corporation recorded amortization related to mortgage servicing rights totaling approximately $360,000, $3.3 million and $747,000, for the years ended December 31, 2009, 2008 and 2007, respectively. The carrying value of the Corporation’s mortgage servicing rights, which approximated their fair value, totaled approximately $4.4 million and $3.7 million at December 31, 2009 and 2008 respectively. Fair value was determined using discount rates ranging from 7.5% to 9.0% in 2009 and 8.0% to 12.0% in 2008, and prepayment speeds ranging from 6.0% to 31.4% in 2009 and from 9.6% to 30.0% in 2008.
At December 31, 2009 and 2008, the Bank was servicing mortgage loans of approximately $497.0 million and $497.4 million, respectively, which were sold to the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and other investors.
9. Goodwill
In prior years, the Corporation has grown through mergers and acquisitions accounted for under the purchase method of accounting. Under the purchase method, the Corporation is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. The excess cost over the net assets acquired represents goodwill, which is not subject to amortization.
Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Goodwill recorded by the Corporation in connection with its acquisitions relates to the inherent value in the businesses acquired and this value is dependent upon the Corporation’s’ ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.
Goodwill is not amortized but is tested for impairment when indicators of impairment exist, or at least annually. Potential goodwill impairment exists when the fair value of the reporting unit (as defined by US GAAP) is less than its carrying value. An impairment loss is recognized in earnings only when the carrying amount of goodwill is less than its implied fair value. The 2008 evaluation showed impairment and the total goodwill was written off per the fair value appraisal in December 2008.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE—A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).
10. Federal Income Taxes
Income taxes are provided based on the liability method of accounting, which includes the recognition of deferred tax assets and liabilities for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. In general, Camco records deferred tax assets when the event giving rise to the tax benefit has been recognized in the Consolidated Financial Statements.
A valuation allowance is recognized to reduce any deferred tax assets that, based upon available information, it is more-likely-than-not all, or any portion, of the deferred tax asset will not be realized. Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets. In most cases, the realization of deferred tax assets is dependent upon Camco generating a sufficient level of taxable income in future periods, which can be difficult to predict. Given the nature of Camco’s deferred tax assets, management determined no valuation allowances were needed at either December 31, 2009 or 2008.
The calculation of tax liabilities is complex and requires the use of estimates and judgment since it involves the application of complex tax laws that are subject to different interpretations by Camco and the various tax authorities. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law.
From time-to-time and in the ordinary course of business, Camco is involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions taken in the tax returns. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Management believes it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty. Still, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical financial statements.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE—A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).
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

For the years ended (in thousands, except per share information)	2009	2008	2007
BASIC:
Net earnings (loss)	$(11,217)	$(15,324)	$4,501

Weighted average common shares outstanding	7,202	7,156	7,327

Earnings (loss) per share — Basic	$(1.56)	$(2.14)	$0.61

DILUTED:
Net earnings (loss)	$(11,217)	$(15,324)	$4,501

Weighted average common shares outstanding	7,202	7,156	7,327
Dilutive effect of stock options	0	0	1

Total common shares and dilutive potential common shares	7,202	7,156	7,328

Diluted earnings (loss) per share	$(1.56)	$(2.14)	$0.61

Options to purchase 255,833, 219,990 and 283,557 shares of common stock at December 31, 2009, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share for those years because of the loss incurred and anti-dilutive impact of the options.
12. Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks and interest-bearing deposits in other financial institutions with original maturities of three months or less.
13. Advertising
Advertising costs are expensed when incurred.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE—A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).
        .
14. New Accounting Pronouncements
     On June 29, 2009, the Financial Accounting Standards Board (FASB) issued an accounting pronouncement establishing the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. Other than resolving certain minor inconsistencies in current U.S. generally accepted accounting principles (GAAP), the ASC is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or specific accounting issue.
     ASC Topic 820, Fair Value Measurement and Disclosure. In April 2009, an amendment to the accounting and reporting standards of fair value measurements and disclosures was issued. The amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This amendment also provides guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this standard did not have a material effect on the Corporation’s financial statements.
     ASC Topic 320, Investments — Debt and Equity Securities. Effective June 30, 2009, the Corporation adopted the amendment to the accounting and reporting standards regarding recognition and disclosure of other-than-temporary impairment (“OTTI”). This amendment requires recognition of only the credit portion of OTTI in current earnings for those debt securities where there is no intent to sell or it is more likely than not the Corporation would not be required to sell the security prior to expected recovery. The remaining portion of the OTTI is to be included in other comprehensive income. The adoption of this amendment did not have a material impact on the Corporation’s financial statements.
     ASC Topic 855, Subsequent Events. On May 28, 2009, the FASB issued an accounting pronouncement establishing general standards of accounting for and disclosure of subsequent events, which are events occurring after the balance sheet date but before the date the financial statements are issued or available to be issued. In particular, the pronouncement requires entities to recognize in the financial statements the effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities may not recognize the impact of subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.
     ASC Topic 860, Transfers and Servicing. In November 2009, an amendment to the accounting standards for transfers of financial assets was issued. This amendment removes the concept of a qualifying special purpose entity from existing GAAP and removes the exception from applying the accounting and reporting standards within ASC 810, Consolidation, to qualifying special purpose entities. This amendment also establishes conditions for accounting and reporting of a transfer of a portion of a financial asset, modifies the asset sale/derecognition criteria, and changes how retained interests are initially measured. This amendment is expected to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with the transferred assets. This accounting pronouncement will be effective in 2010. The adoption of this pronouncement is not expected to have a material impact on the Corporation’s financial statements.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE—A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).
     14. New Accounting Pronouncements (continued)
     ASC Topic 810, Consolidation. In November 2009, an amendment to the accounting standards for consolidation was issued. The new guidance amends the criteria for determining the primary beneficiary of, and the entity required to consolidate, a variable interest entity. This accounting pronouncement will be effective in 2010. The adoption of this pronouncement is not expected to have a material on the Corporation’s financial statements.
     15. Reclassifications
Some items in the prior year financial statements were reclassified to conform to the current presentation.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE B — INVESTMENT SECURITIES
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at December 31, 2009 and 2008 are as follows:

	2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for sale:
U.S. Government sponsored enterprises	$14,514	$88	$38	$14,564
Corporate equity securities	157		69	88
Mortgage-backed securities	39,690	1,609	1	41,298

Total investment securities available for sale	$54,361	$1,697	$108	$55,950

Held to maturity:
Municipal bonds	$501	$57	$—	$558
Mortgage-backed securities	1,612	36	6	1,642

Total investment securities held to maturity	$2,113	$93	$6	$2,200

	2008
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for sale:
U.S. Government sponsored enterprises	$28,318	$321	$—	$28,639
Municipal bonds	100	1	—	101
Corporate equity securities	157	—	14	143
Mortgage-backed securities	55,218	1,252	1	56,469

Total investment securities available for sale	$83,793	$1,574	$15	$85,352

Held to maturity:
U.S. Government sponsored enterprises	$10,955	$89	$—	$11,044
Municipal bonds	541	33	—	574
Mortgage-backed securities	1,910	28	26	1,912

Total investment securities held to maturity	$13,406	$150	$26	$13,530

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE—B — INVESTMENT SECURITIES (continued).
The amortized cost and estimated fair value of investment securities at December 31, 2009 by contractual term to maturity are shown below.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	fair	Amortized	fair
	cost	value	Cost	value
	(In thousands)
Due in one year or less	—	—	—	—
Due after one year through five years	$11,514	$11,602	$411	$448
Due after five years through ten years	3,000	2,962	—	—
Due after ten years	—	—	90	110

Total investment securities	14,514	14,564	501	558

Due in one year or less	951	971	2	2
Due after one year through five years	7,730	7,931	1	1
Due after five years through ten years	7,048	7,366	440	448
Due after ten years	23,961	25,030	1,169	1,191
Total Mortgage-backed securities	39,690	41,298	1,612	1,642

Corporate equity securities	157	88	—	—

Total	$54,361	$55,950	$2,113	$2,200

Proceeds from sales of investment securities during the years ended December 31, 2009, 2008 and 2007, totaled $-, $4.3 million and $3,000 respectively, resulting in gross realized gains of $-, $2,000 and $1,000 in those respective years.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE–B — INVESTMENT SECURITIES (continued).
The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008, are as follows:

	2009
	Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized
Description of securities:	value	losses	value	losses
	(In thousands)
Available for sale:
Corporate equity securities	$43	$55	$45	$14
U.S. Government sponsored enterprises	4,976	38	—	—
Mortgage-backed securities	45	1	—	—
Held to maturity
Mortgage-backed securities	25	1	522	5

Total temporarily impaired securities	$5,089	$95	$567	$19

Management has the intent and ability to hold these securities for the foreseeable future and the decline in the fair value is primarily due to changes in market interest rates. The fair values are expected to recover as securities approach maturity dates.

	2008
	Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized
Description of securities:	value	losses	value	losses
	(In thousands)
Available for sale:
Corporate equity securities	$143	$14	$—	$—
Mortgage-backed securities	2,495	1	—	—
Held to maturity
Mortgage-backed securities	599	22	254	4

Total temporarily impaired securities	$3,237	$37	$254	$4

Management has the intent and ability to hold these securities for the foreseeable future and the decline in the fair value is primarily due to an increase in market interest rates. The fair values are expected to recover as securities approach maturity dates.
At December 31, 2009 and 2008, approximately $34.0 million and $81.7 million respectively was pledged in accordance with federal and state requirements to secure deposits and repurchase agreements.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE–C — LOANS RECEIVABLE

	2009	2008
	(In thousands)
Conventional real estate loans:
Residential properties	$332,323	$402,736
Multi-family	39,027	38,633
Nonresidential real estate	124,245	129,334
Construction	16,384	31,097
Commercial & development	36,392	40,616
Home equity lines of credit	109,163	125,442
Consumer, education and other loans	17,743	4,176

Total	675,277	772,034

Increase (decrease) due to:
Unamortized yield adjustments	(156)	354
Allowance for loan losses	(16,099)	(15,747)

Loans receivable — net	$659,022	$756,641

The Bank, in the ordinary course of business, has granted loans to certain of its directors, executive officers, and their related interests. Such loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. The aggregate dollar amount of these loans totaled approximately $691,000 and $561,000 at December 31, 2009 and 2008, respectively. During 2009, $531,000 of related party loans were made and repayments totaled $199,000. In 2009, the related party loans decreased by $202,000 due to the resignation of an executive officer.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE–D — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

	2009	2008	2007
	(In thousands)
Balance at beginning of year	$15,747	$6,623	$7,144
Provision for losses on loans	21,792	14,793	1,495
Charge-offs of loans	(22,546)	(6,567)	(2,097)
Recoveries	1,106	898	81

Balance at end of year	$16,099	$15,747	$6,623

Nonaccrual and nonperforming loans totaled approximately $36.4 million, $53.5 million and $25.5 million at December 31, 2009, 2008 and 2007, respectively. Interest income that would have been recognized had such nonaccrual loans performed pursuant to contractual terms totaled approximately $2.1 million, $2.0 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.
The Bank’s impaired loan information is as follows:

At December 31:	2009	2008
	(In thousands)
Impaired loans with related allowance	$7,509	$25,012
Impaired loans with no related allowance	18,473	24,370

Total impaired loans	$25,982	$49,382

Allowance on impaired loans	$4,399	$5,609

For the year ended December 31:	2009	2008	2007
	(In thousands)
Average balance of impaired loans	$40,544	$25,936	$11,467
Cash basis interest income recognized on impaired loans	$1,044	$267	$674
NOTE–E — OFFICE PREMISES AND EQUIPMENT
Office premises and equipment at December 31, is summarized as follows:

	2009	2008
	(In thousands)
Land	$2,120	$2,120
Buildings and improvements	13,134	13,368
Furniture, fixtures and equipment	9,325	9,619

	24,579	25,107
Less accumulated depreciation and amortization	13,709	13,239

	$10,870	$11,868

Depreciation expense amounted to $1.3 million for the years ended December 31, 2009, 2008 and 2007.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE–F — DEPOSITS
Deposit balances by type and weighted-average interest rate at December 31, 2009 and 2008, are summarized as follows:

	2009		2008
	Amount	Rate	Amount	Rate
		(Dollars in thousands)
Noninterest-bearing checking accounts	$38,911	—%	$37,526	—%
NOW accounts	70,564	0.43	87,199	0.91
Money market demand accounts	96,172	0.68	112,749	1.35
Passbook and statement savings accounts	36,638	0.25	33,838	0.26
Certificates of deposit	417,617	2.73	452,644	3.79

Total deposits	$659,902	1.89%	$723,956	2.71%

At December 31, 2009 and 2008, the Corporation had certificate of deposit accounts with balances in excess of $100,000 totaling $136.3 million and $160.9 million, respectively.
The contractual maturities of outstanding certificates of deposit are summarized as follows at December 31, 2009:

Year ending December 31:	(In thousands)
2010	$278,450
2011	105,466
2012	10,892
2013	16,927
2014	5,882
Thereafter	—

Total certificate of deposit accounts	$417,617

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE–G — ADVANCES FROM THE FEDERAL HOME LOAN BANK
The following table summarizes the types of advances from the Federal Home Loan Bank of Cincinnati (FHLB) at December 31:
2009

	Weighted-	Weighted-
	Average	Average	Balance
	Rate	Maturity (years)	(in thousands)
Overnight repurchase-based	3.25%	0.01	$234
Fixed-rate, interest only	2.52	1.17	32,000
Fixed-rate, amortizing	6.02	7.89	2,057
Fixed-rate, interest only, convertible	3.88	3.62	38,000
Fixed-rate, interest only, putable	4.39	3.43	25,000

Total	3.61%	2.86	$97,291

2008

	Weighted-	Weighted-
	Average	Average	Balance
	Rate	Maturity (years)	(in thousands)
Overnight repurchase-based	0.55%	0.01	$15,000
Fixed-rate, interest only	3.80	1.04	78,000
Fixed-rate, amortizing	5.72	7.42	3,106
Fixed-rate, interest only, convertible	3.85	3.85	46,000
Fixed-rate, interest only, putable	4.39	4.43	25,000

Total	3.65%	2.35	$167,106

Convertible fixed-rate advances may be converted to floating-rate advances, on a quarterly basis, at the option of the FHLB. Putable fixed-rate advances may be terminated, on a quarterly basis after a fixed period of time, at the option of the FHLB. The Corporation may only repay convertible and putable advances upon conversion or termination by the FHLB without penalty, prior to maturity.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE–G — ADVANCES FROM THE FEDERAL HOME LOAN BANK AND OTHER BORROWINGS (continued).
Advances from the FHLB, collateralized at December 31, 2009, by a blanket agreement using substantially all of the Bank’s one- to four- family and multi-family mortgage portfolios and the Bank’s investment in FHLB stock, are as follows:

Maturing year
Ending December 31,	Interest rate range	(Dollars in thousands)
2010	0.49%-5.01%	$37,000
2011	3.85%-4.93%	8,000
2012	4.45%-4.70%	10,000
2013	2.66%-6.05%	10,196
2014	4.26%-6.10%	5,326
Thereafter	3.25%-7.00%	26,769

		$97,291

NOTE–H — OTHER BORROWINGS
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
Camco and Camco Statutory Trust I are permitted to defer interest and dividend payments, respectively, for up to five consecutive years without resulting in a default. These dividends have been deferred since April, 2009.
Obligations for securities sold under agreements to repurchase were collateralized at December 31, 2009 and 2008, by investment securities with a book value including accrued interest of approximately $6.4 million and $16.6 million and a market value of approximately $6.7 million and $16.6 million, respectively. The maximum balance of repurchase agreements outstanding at any month-end during the years ended December 31, 2009 and 2008, was $15.2 million and $12.7 million, respectively, and the average month-end balance outstanding for 2009 and 2008 was approximately $8.9 million and $11.6 million, respectively.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE–I — FEDERAL INCOME TAXES
A reconciliation of the rate of taxes which are payable at the federal statutory rate are summarized as follows:

	2009	2008	2007
	(In thousands)
Federal income taxes computed at the expected statutory rate	$(5,955)	$(6,950)	$2,130
Increase (decrease) in taxes resulting from:
Nontaxable dividend and interest income	(10)	(13)	(13)
Increase in cash surrender value of life insurance – net	(258)	(265)	(267)
Goodwill impairment	—	2,272	—
Surrender of bank owned life insurance & penalty	452	—	—
Other	(526)	(160)	(85)

Federal income tax provision per consolidated financial statements	$(6,297)	$(5,116)	$1,765

     The components of the Corporation’s net deferred tax liability at December 31 is as follows:

Taxes (payable) refundable on temporary
differences at statutory rate:	2009	2008
	(In thousands)
Deferred tax assets:
General loan loss allowance	$5,495	$5,354
Deferred income	185	72
Deferred compensation	1,111	1,069
Other assets	526	681
Deferred loan fees and non accrual interest	56	—
Tax credits and low income housing credits	1,202	—
NOL carryforward	1,035	—

Total deferred tax assets	9,610	7,176

Deferred tax liabilities:
FHLB stock dividends	$(5,017)	$(5,017)
Mortgage servicing rights	(1,507)	(1,268)
Book versus tax depreciation	(976)	(1,093)
Original issue discount	(525)	(516)
Unrealized gains on securities designated as available for sale	(540)	(531)
Purchase price adjustments	(162)	(162)
Other liabilities, net	(76)	(29)
Deferred loan fees	—	(117)

Total deferred tax liabilities	(8,803)	(8,733)

Net deferred tax asset (liability)	$807	$(1,557)

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE I — FEDERAL INCOME TAXES (continued).
At December 31, 2009, the Corporation has a $3.0 million net operating loss carry forward available to reduce future income taxes through 2029.
For years prior to 1996, the Bank was allowed a special bad debt deduction generally limited to 8% of otherwise taxable income, subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than for bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The percentage of earnings bad debt deduction had accumulated to approximately $12.1 million as of December 31, 2009. The amount of the unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $4.1 million at December 31, 2009.
NOTE J — COMMITMENTS
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
The following table summarizes the Bank’s outstanding commitments to originate adjustable and fixed-rate loans at December 31:

			Unused lines of
	Fixed Rate	Adjustable	Credit – HELOC	Stand by
(in thousands)	Loans	Rate Loans	& Other	letters of credit
2009	$4,984	$44,831	$54,286	$493
2008	$5,000	$21,000	$73,400	$575
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
NOTE J — COMMITMENTS (continued).
The Corporation has entered into lease agreements for office premises and equipment under operating leases which expire at various dates through the year ended December 31, 2017. The following table summarizes minimum payments due under lease agreements by year:

Year ending
December 31,	(In thousands)
2010	$393
2011	306
2012	247
2013	154
2014	104
2015 and thereafter	253

$1,457

Rental expense under operating leases totaled approximately $395,000, $395,000 and $423,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
NOTE K — REGULATORY CAPITAL
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
NOTE K — REGULATORY CAPITAL (continued).
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
During 2009, management was notified by the FDIC that for Advantage to be categorized as “well-capitalized” under the regulatory framework the Bank must have a Tier 1 leverage to average assets equating to 8.00%. To be categorized as “well-capitalized” Camco and Advantage must maintain this minimum capital ratio per the FDIC.
The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at December 31, 2009:

							To be “well-
							capitalized”
							under prompt
			For capital				corrective
			Adequacy				action
	Actual		purposes				provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$71,979	11.42%	≥$	50,439	≥	8.0%	≥$	63,048	10.0%
Advantage Bank(1)	$67,293	10.71%	≥$	50,274	≥	8.0%	≥$	62,842	10.0%

Tier I capital to risk-weighted assets:
Camco Financial Corporation	$64,022	10.15%	≥$	25,219	≥	4.0%	≥$	37,829	6.0%
Advantage Bank(1)	$59,336	9.44%	≥$	25,137	≥	4.0%	≥$	37,705	6.0%

Tier I leverage to average assets:
Camco Financial Corporation	$64,022	7.33%	≥$	34,945	≥	4.0%	≥$	43,681	5.0%
Advantage Bank (1)	$59,336	6.82%	≥$	34,784	≥	4.0%	≥$	43,479	5.0%

(1)	Due to the consent order Advantage cannont be considered well capitalized until such order is lifted by the FDIC and the Ohio Division

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE K — REGULATORY CAPITAL (continued).
The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at December 31, 2008:

							To be “well-
							capitalized”
							under prompt
			For capital				corrective
			Adequacy				action
	Actual		purposes				provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$83,710	12.55%	≥$	53,351	≥	8.0%	≥$	66,689	10.0%
Advantage Bank	$78,372	11.78%	≥$	53,242	≥	8.0%	≥$	66,552	10.0%

Tier I capital to risk-weighted assets:
Camco Financial Corporation	$75,299	11.29%	≥$	26,676	≥	4.0%	≥$	40,013	6.0%
Advantage Bank	$69,961	10.51%	≥$	26,621	≥	4.0%	≥$	39,931	6.0%

Tier I leverage to average assets:
Camco Financial Corporation	$75,299	7.39%	≥$	40,754	≥	4.0%	≥$	50,943	5.0%
Advantage Bank	$69,961	6.89%	≥$	40,608	≥	4.0%	≥$	50,760	5.0%
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

On March 4, 2009, Camco Financial Corporation (“Camco”) entered into a Memorandum of Understanding (the “MOU”) with the FRB. The MOU prohibits Camco from engaging in certain activities while the MOU is in effect, including, without the prior written approval of the FRB, (1) the declaration or payment of dividends to stockholders or (2) the repurchase of Camco’s stock.

On April 30, 2009, Camco Financial Corporation (“Camco”) was notified by The FRB that it had conducted a “surveillance review” as of December 31, 2008. Based on that review, the FRB notified Camco that it must (i) eliminate shareholder dividends and (ii) defer interest payments on its 30-year junior subordinated deferrable interest notes that were issued to its wholly-owned subsidiary, Camco Statutory Trust I, in its trust preferred financing that was completed in July 2007. These prohibitions were memorialized in a written agreement with the FRB entered into on August 5, 2009. See below Camco and Camco Statutory Trust I are permitted to defer interest and dividend payments, respectively, for up to five consecutive years without resulting in a default. Camco may not resume these dividend or interest payments until it receives approval from the Federal Reserve.

As a result of the surveillance review, Camco entered into a Written Agreement (the “Camco Agreement”) with the FRB on August 5, 2009. The Camco Agreement memorializes the requirements imposed on April 30, 2009 and requires Camco to obtain FRB approval prior to: (i) declaring or paying any dividends; (ii) receiving dividends or any other form of payment representing a reduction in capital

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE K — REGULATORY CAPITAL (continued).
from Advantage; (iii) making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities; (iv) incurring, increasing or guaranteeing any debt; or (v) repurchasing any Camco stock.
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
NOTE L — FAIR VALUE
As a financial services Corporation, the carrying value of certain financial assets and liabilities is impacted by the application of fair value measurements, either directly or indirectly. In certain cases, an asset or liability is measured and reported at fair value on a recurring basis, such as available-for-sale investment securities. In other cases, management must rely on estimates or judgments to determine if an asset or liability not measured at fair value warrants an impairment write-down or whether a valuation reserve should be established. Given the inherent volatility, the use of fair value measurements may have a significant impact on the carrying value of assets or liabilities, or result in material changes to the financial statements, from period to period.
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

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE L— FAIR VALUE (continued).
Deposits: The fair values of deposits with no stated maturity, such as money market demand deposits, savings and NOW accounts have been analyzed by management and assigned estimated maturities and cash flows which are then discounted to derive a value. The fair value of fixed-rate certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Repurchase Agreements: The fair value of repurchase agreements is based on the discounted value of contractual cash flows using rates currently offered for similar maturities.

Subordinated debentures: The fair value of subordinated debenture is based on the discounted value of contractual cash flows using rates currently offered for smaller maturities.

Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At December 31, 2009 and 2008, the fair value of loan commitments was not material.
Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

	December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Financial assets
Cash and cash equivalents	$38,153	$38,153	$52,285	$52,285
Investment securities available for sale	55,950	55,950	85,352	85,352
Investment securities held to maturity	2,113	2,200	13,406	13,530
Loans held for sale	475	485	2,185	2,205
Loans receivable	659,022	646,990	756,641	713,447
Federal Home Loan Bank stock	29,888	29,888	29,888	29,888
Accrued interest receivable	3,979	3,979	4,118	4,118

Financial liabilities
Deposits	$659,902	$647,149	$723,956	$733,322
Advances from the Federal Home Loan Bank	97,291	101,924	167,106	175,246
Repurchase agreements	6,941	6,941	11,727	11,727
Subordinated debentures	5,000	4,768	5,000	4,997
Advances by borrowers for taxes and insurance	1,909	1,909	2,458	2,458
Accrued interest payable	1,669	1,669	1,801	1,801

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE L — FAIR VALUE (continued).
Listed below are three levels of inputs that Camco uses to measure fair value:
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
The following table presents financial assets and liabilities measured on a recurring basis for balances at December 31, 2009 and 2008:

	Balance at	Fair Value Measurements at Reporting Date Using
(in thousands)	December 31,	Level 1	Level 2	Level 3
2009

Securities available for sale	$55,950		$55,950

2008

Securities available for sale	$85,352		$85,352

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE L — FAIR VALUE (continued).
The following table presents financial assets and liabilities measured on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
	Balance at,				Change in fair value for the year ended
(in thousands)	December 31,	Level 1	Level 2	Level 3	December 31,
2009

Impaired loans	$25,982			$25,982	$13,081
Real estate acquired through foreclosure	9,660			9,660	945

2008
Impaired loans	$49,382			$49,382	$5,423
Real estate acquired through foreclosure	5,841			5,841	1,054
Impaired loans, which are measured for impairment using the fair value of the collateral at December 31, 2009, had a carrying amount of $26.0 million, with a valuation allowance of $4.4 million, resulting in an additional provision for loan losses of $13.1 million during the year ended December 2009.
Fair value for real estate acquired through foreclosure is generally determined by obtaining recent appraisals on the properties. Other types of valuing include broker price opinions and valuations pertaining to the current and anticipated deterioration in the regional economy and real estate market, as evidenced by, among other things, a net out migration of the local population, unemployment rates, increasing vacancy rates, borrower delinquencies, declining property values and rental prices, differences between foreclosure appraisals and real estate owned sales prices, and an increase in concessions and other forms of discounting or other items approved by our asset classification committee. The fair value under such appraisals is determined by using one of the following valuation techniques: income, cost or comparable sales. The fair value is then reduced by management’s estimate for the direct costs expected to be incurred in order to sell the property. Holding costs or maintenance expenses are recorded as period costs when occurred and are not included in the fair value estimate.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE M — BENEFIT PLANS
The Corporation has a non-contributory retirement plan which provides benefits to certain key officers. The Corporation’s future obligations under the plan have been provided for via the purchase of single premium key man life insurance of which the Corporation is the beneficiary. The Corporation recorded expense related to the plan totaling approximately $62,000, $21,000 and $101,000 during the years ended December 31, 2009, 2008 and 2007, respectively.
The Corporation also has a 401(k) Salary Savings Plan covering substantially all employees. Contributions by the employees are voluntary and are subject to matching contributions by the employer under a fixed percentage, which may be increased at the discretion of the Board of Directors. Total expense under this plan was $267,000, $330,000 and $360,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
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
The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted in 2009 and 2008:

	2009	2008
Fair value, calculated	$1.43	$0.74
Exercise Price	$2.46	$9.07
Risk-free interest rate	2.66%	3.52%
Expected stock price volatility	61.00%	15.75%
Expected dividend yield	1.63%	6.00%
Expected Life	10 years	10 years
The following information applies to options outstanding at December 31, 2009:

	Options outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.89 - $2.50	80,000	9.0	$2.46	80,000	$2.46
$8.92 - $9.75	24,675	7.3	9.00	11,437	9.10
$11.36 - $14.16	77,831	4.5	13.55	65,687	13.60
$14.55 - $17.17	78,327	3.5	16.43	78,327	16.43

	260,833	5.8	$10.59	235,451	$10.54

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE M — BENEFIT PLANS (continued)
Stock Option Plans (continued)
A summary of unvested options as of, and changes during the year ended, December 31, 2009, were as follows:

Number
Unvested options:
Beginning of period	64,986
Granted	80,000
Forfeited	(17,597)
Vested during the period	(102,007)

Unvested options at December 31	25,382
The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007, was $0, $0, and $2,000, respectively.
As of December 31, 2009, there was $125,000 of total unrecognized compensation cost related to non-vested stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.0 years.
A summary of the status of the Corporation’s stock option plans as of December 31, 2009, 2008 and 2007, and changes during the years ending on those dates is presented below:

	2009		2008		2007
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of year	260,703	$14.11	318,238	$15.10	304,874	$15.20
Granted	80,000	2.46	47,167	9.07	26,920	12.34
Exercised	—	—	—	—	(2,427)	12.50
Forfeited and Expired	(79,870)	13.96	(104,702)	14.84	(11,129)	14.67

Outstanding at end of year	260,833	$10.59	260,703	$14.11	318,238	$15.10

Options exercisable at year-end	235,451	$10.54	195,717	$15.01	254,717	$15.32

Weighted-average fair value of options granted during the year		$1.43		$0.74		$1.22

On January 23, 2009, Camco awarded the Chief Executive Officer and President of Camco 50,000 shares of restricted stock in connection with his employment as Chief Executive Officer and President of Camco. The restricted stock vests over four years in equal installments of 12,500 shares each year, beginning on the first anniversary of the date of the restricted stock award. The restricted stock award was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE N — CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION
The following condensed financial statements summarize the financial position of the Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years ended December 31, 2009, 2008 and 2007:
CAMCO FINANCIAL CORPORATION
STATEMENTS OF FINANCIAL CONDITION
December 31,
(In thousands)

	2009	2008
ASSETS

Cash in Advantage	$796	$1,878
Interest-bearing deposits in other financial institutions	395	213
Investment securities designated as available for sale	88	143
Investment in Advantage	60,874	71,372
Investment in Camco Title	857	632
Office premises and equipment — net	1,145	1,159
Cash surrender value of life insurance	1,247	1,209
Prepaid expenses and other assets	559	332
Deferred federal income taxes	6	—
Prepaid and refundable federal income taxes	478	350

Total assets	$66,445	$77,288

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and other accrued liabilities	$931	$573
Borrowings	5,000	5,000
Deferred federal income taxes	—	15

Total liabilities	5,931	5,588

Stockholders’ equity
Common stock	8,885	8,835
Additional paid-in capital	60,124	59,896
Retained earnings	14,695	26,055
Accumulated other comprehensive income (loss)	1,049	1,028
Unearned compensation	(125)	—
Treasury stock, at cost	(24,114)	(24,114)

Total stockholders’ equity	60,514	71,700

Total liabilities and stockholders’ equity	$66,445	$77,288

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE N — CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION (continued).
CAMCO FINANCIAL CORPORATION
STATEMENTS OF OPERATIONS
Year ended December 31,
(In thousands)

	2009	2008	2007
Income
Dividends from Advantage	$—	$2,000	$3,000
Dividends from Camco Title	—	250	350
Interest and other income	61	68	157
Gain on sale of investments	—	—	1
(Excess distributions from) undistributed earnings of Advantage	(10,555)	(16,168)	2,069
(Excess distribution from) undistributed earnings of Camco Title	225	(179)	(204)

Total income	(10,269)	(14,029)	5,373
Interest Expense	343	343	139
General, administrative and other expense	1,073	1,601	1,107

Earnings (loss) before federal income tax credits	(11,685)	(15,973)	4,127
Federal income tax credits	(468)	(649)	(374)

Net earnings (loss)	$(11,217)	$(15,324)	$4,501

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE N — CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION (continued).
CAMCO FINANCIAL CORPORATION
STATEMENTS OF CASH FLOWS
Year ended December 31,
(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net earnings (loss) for the year	$(11,217)	$(15,324)	$4,501
Adjustments to reconcile net earnings (loss) to net cash flows provided by operating activities:
(undistributed earnings) distribution in excess of earnings of Advantage	10,555	16,168	(2,069)
Excess distribution from (undistributed net earnings of) Camco Title	(225)	179	204
Gain on sale of investments	—	—	(1)
Depreciation and amortization	14	48	41
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	1	40	54
Accounts payable and other liabilities	283	51	(47)
Accrued federal income taxes	(128)	(611)	(145)
Deferred federal income taxes	(2)	27	6

Net cash provided by operating activities	(719)	578	2,544

Cash flows from investing activities:
Proceeds from redemption of available for sale securities	—	—	3
Net increase in cash surrender value of life insurance	(38)	(37)	(36)
(Increase) decrease in interest-bearing deposits in other financial institutions	(182)	(113)	5,072

Net cash provided by (used in) investing activities	(220)	(150)	5,039

Cash flows from financing activities:
Proceeds from exercise of stock options	—	—	31
Proceeds from subordinated debentures	—	—	5,000
Dividends paid	(143)	(2,953)	(4,411)
Purchase of treasury shares	—	—	(3,923)

Net cash used in financing activities	(143)	(2,953)	(3,303)

Net increase (decrease) in cash and cash equivalents	(1,082)	(2,525)	4,280

Cash and cash equivalents at beginning of year	1,878	4,403	123

Cash and cash equivalents at end of year	$796	$1,878	$4,403

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE O — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following table summarizes the Corporation’s quarterly results for the years ended December 31, 2009 and 2008.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
2009:
Total interest income	$10,616	$10,987	$11,234	$11,887
Total interest expense	4,394	4,808	5,350	6,042

Net interest income	6,222	6,179	5,884	5,845
Provision for losses on loans (2)	19,914	440	790	648
Other income	2,424	1,612	2,262	1,963
General, administrative and other expenses	6,968	7,249	6,893	7,003

Earnings (loss) before income taxes (credits)	(18,236)	102	463	157
Federal income taxes (credits) (1)	(6,427)	(253)	461	(78)

Net earnings (loss)	$(11,809)	$355	$2	$235

Earnings (loss) per share:
Basic	$(1.64)	$0.05	$0.00	$0.03

Diluted	$(1.64)	$0.05	$0.00	$0.03

(1)	The change in 2nd quarter federal income taxes is related to the surrender of bank owned life insurance.

(2)	The fourth quarter results were significantly affected by sizeable loan charge offs that were taken and the subsequent need to replenish the allowance for loan and lease losses through a provision of $19.9 million. The Credit Administration unit received substantial information related to several larger commercial credits that resulted in partial and full writedowns based on impairment and collateral dependency that was not received during prior quarters of 2009. Additionally consistent with accounting standards the company was required to consider events subsequent to December 31, 2009 to determine the end of year loss position. Specifically, during the fourth quarter and early 2010 we received information on three significant commercial relationships that required a total writedown or full specific loss reserve totaling $10.1 million. (included is a previously reported $2.6 million fraudulent loan). Additionally, we received specific fourth quarter information relating to our identified concentration in non owner occupied investors. A total of $1.8 million was required to be written off on four investors during the fourth quarter of 2009. Additionally, during the first two months of 2010 we received several property valuations on troubled credits that resulted in several smaller dollar writedowns.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE O — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (continued).

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
2008:
Total interest income	$13,277	$14,107	$14,315	$15,084
Total interest expense	7,080	7,441	7,849	8,604

Net interest income	6,197	6,666	6,466	6,480
Provision for losses on loans (1)	11,031	590	850	2,322
Other income	(1,228)	1,804	1,813	1,319
General, administrative and other expenses	14,553	6,586	6,886	7,139

Earnings before income taxes	(20,615)	1,294	543	(1,662)
Federal income taxes	(4,852)	225	170	(659)

Net earnings (loss)	$(15,763)	$1,069	$373	$(1,003)

Earnings (loss) per share:
Basic	$(2.20)	$.15	$.05	$(.14)

Diluted	$(2.20)	$.15	$.05	$(.14)

(1)	Comparing the 2009 fourth quarter provisions to that of 2008, the company experienced similar timing on large end of year provision, however we have determined that the causes are not the same. During the fourth quarter 2008 the Company’s internal monitoring of portfolio credit risk indicated an increasing negative trend in the Commercial loan portfolios in addition to declining economic indicators. Based on these trends management began to take a more conservative approach to its loan risk grading process and the factors that influence the bank’s allowance for loan loss. Specifically, this more conservative approach increased the consideration given to qualitative factors (e.g. delinquency, non-performing loans, economic indicators, etc.) in the company’s loan loss assumption and the resulting need for higher provisions for loan loss.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Corporation has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.
There were no changes in Camco’s internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
The information under the sections “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” and “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in Item 8 of this Form 10-K, are incorporated herein by reference.
Item 9B. Other Information.
Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information contained under the captions “Election of Directors,” “Incumbent Directors,” “Executive Officers,” “Board Meetings, Committees, Risk Oversight and Compensation of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed by Camco on or about April 19, 2010 (“2010 Proxy Statement”), is incorporated herein by reference.
     Camco has adopted a Code of Ethics that applies to all directors and employees. The Code of Ethics is posted on Camco’s website at www.camcofinancial.com.
Item 11. Executive Compensation.
     The information contained in the 2010 Proxy Statement under the captions, “Board Meetings, Committees, Risk Oversight and Compensation of Directors”, “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers” and “Employment and Change of Control Agreements” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information contained in the 2010 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.
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
     The following table shows, as of December 31, 2009, the number of common shares issuable upon the exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Plans, excluding shares issuable upon exercise of outstanding stock options.
Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation plans
	exercise of	exercise price of	(excluding securities
Plan Category	outstanding options	outstanding options	reflected in column (a))
Equity compensation plans approved by security holders	260,833	$10.59	291,938
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information contained in the 2010 Proxy Statement under the captions “Related Person Transactions” and “Board Meetings, Committees, Risk Oversight and Compensation of Directors” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
     The information contained in the 2010 Proxy Statement under the captions “Audit and Risk Management Committee Report” and “Audit Fees” is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     Exhibits.

3(i)	Certificate of Incorporation

3(ii)	Bylaws

4	Letter of Agreement to Furnish Copies of Long-term Debt Instruments and Agreements

10(i)	Employment Agreement between Camco and James E. Huston

10(iii)	Form of 2002 Salary Continuation Agreement

10(iv)	Form of 1996 Salary Continuation Agreement

10(v)	Form of Executive Deferred Compensation Agreement

10(vi)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan

10(vii)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan

10(viii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan

10(ix)	Camco Financial Corporation 2002 Equity Incentive Plan

10(x)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan

10(xi)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan

10(xii)	Camco Financial Corporation 1995 Stock Option and Incentive Plan

10(xiii)	Westwood Homestead Financial Corporation 1997 Stock Option Plan

10(xiv)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan

10(xv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan

10(xvi)	Summary of Cash Bonus Plan

10(xvii)	Change of Control Agreement including Attachment A listing participants

10(xviii)	Restricted Stock Award Agreement of James E. Huston

10(xix)	Stock Option Award Agreement of James E. Huston

10(xx)	Amendment to 1997 Stock Option Plan

10(xxi)	Amendment to 2002 Stock Option Plan

10 (xxii)	Amendment to Change of Control Agreements

10 (xxiii)	Amendment to Salary Continuation Agreements

10 (xxiv)	Cease and Desist

11	Statement regarding computation of per share earnings

14	Code of Ethics

21	Subsidiaries of Camco

23	Consent of Plante & Moran PLLC regarding Camco’s Consolidated Financial Statements and Form S-8

31(i)	Certification of Chief Executive Officer

31(ii)	Certification of Chief Financial Officer

32(i)	Certification of Chief Executive Officer

32(ii)	Certification of Chief Financial Officer

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

By	/s/ Jeffrey T. Tucker	By	/s/ Paul D. Leake

	Jeffrey T. Tucker,		Paul D. Leake,
	Lead Director		Director

Date:	March 29, 2010	Date:	March 29, 2010

By	/s/ Carson K. Miller	By	/s/ Terry A. Feick

	Carson K. Miller		Terry A. Feick,
	Director		Director

Date:	March 29, 2010	Date:	March 29, 2010

By	/s/ Edward D. Goodyear	By	/s/ Andrew S. Dix

	Edward D. Goodyear,		Andrew S. Dix
	Director		Director

Date:	March 29, 2010	Date:	March 29, 2010

By	/s/ J. Timothy Young	By	/s/ Douglas F Mock

	J. Timothy Young		Douglas F. Mock
	Director		Director

Date:	March 29 , 2010	Date:	March 29, 2010

By	/s/ James E. Brooks	By	/s/ Kristina K. Tipton

	James E. Brooks		Kristina K. Tipton
	Chief Financial Officer, Principal Financial Officer		Principal Accounting Officer

Date:	March 29, 2010	Date:	March 29, 2010

INDEX TO EXHIBITS

ITEM	DESCRIPTION	DOCUMENT REFERENCE
Exhibit 3(i)	Third Restated Certificate of Incorporation of Camco Financial Corporation, as amended	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Film no. 04668873 (“2003 Form 10-K”), Exhibit 3(i)

Exhibit 3(ii)	2003 Amended and Restated By-Laws of Camco Financial Corporation	Incorporated by reference to Camco’s Annual Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Exhibit 3(ii)

Exhibit 4	Letter of Agreement to Furnish Copies of Long-term Debt Instruments and Agreements	Filed herewith

Exhibit 10(i)	Employment Agreement dated January 1, 2001, by and between Camco Financial Corporation and James E. Huston	Incorporated by reference to Camco’s 8-K filed on January 7, 2009, film no. 09512081 (“2009 8-K”), Exhibit 10

Exhibit 10(iii)	Form of 2002 Salary Continuation Agreement, including individualized Schedule A’s for each participant	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(iv)

Exhibit 10(iv)	Form of 1996 Salary Continuation Agreement, including Schedule A’s for D. Edward Rugg and Edward A. Wright	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(iv)

Exhibit 10(v)	Form of Executive Deferred Compensation Agreement	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(vi)

Exhibit 10(vi)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90142, Exhibit 4.01

Exhibit 10(vii)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(vii)

Exhibit 10(viii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(viii)

Exhibit 10(ix)	Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90152, Exhibit 4.01

Exhibit 10(x)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan	Incorporated by reference to Camco’s Form 8-K filed on February 2, 2005, film no. 05570393 (“2005 8-K”), Exhibit 10.5

INDEX TO EXHIBITS (continued)

ITEM	DESCRIPTION	DOCUMENT REFERENCE
Exhibit 10(xi)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”), Exhibit 10(xi)

Exhibit 10(xii)	Camco Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90166, Exhibit 4.01

Exhibit 10(xiii)	Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to Camco’s Form S-8 filed on January 5, 2000, File Number 333-94113, Exhibit 4.01

Exhibit 10(xiv)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8-K, Exhibit 10.4

Exhibit 10(xv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8-K, Exhibit 10.3

Exhibit 10(xvi)	Summary of Bonus Plan	Incorporated by reference to the 2008 10-k, Exhibit 10(xvi)

Exhibit 10(xvii)	Change of Control Agreement including Attachment A listing participants	Incorporated by reference to the 2008 10-k, Exhibit 10(xvii)

Exhibit 10(xviii)	Restricted Stock Award Agreement of James E. Huston	Incorporated by reference to the 2008 10-k, Exhibit 10(xviii)

Exhibit 10(xix)	Stock Option Award Agreement of James E. Huston	Incorporated by reference to the 2008 10-k, Exhibit 10(xix)

Exhibit 10 (xx)	Amendment to 1997 Stock Option Plan	Incorporated by reference to the 2008 10-k, Exhibit 10(xx)

Exhibit 10 (xxi)	Amendment to 2002 Stock Option Plan	Incorporated by reference to the 2008 10-k, Exhibit 10(xxi)

Exhibit 10 (xxii)	Amendment to Change of Control Agreements	Incorporated by reference to the 2008 10-k, Exhibit 10(xxii)

Exhibit 10 (xxiii)	Amendment to Salary Continuation Agreements	Incorporated by reference to the 2008 10-k, Exhibit 10(xxiii)

Exhibit 10 (xxiv)	Cease and Desist	Filed herewith

Exhibit 11	Statement regarding computation of per share earnings	Incorporated by reference to Camco’s 2009 Annual Report to Stockholders, filed herewith as Exhibit 11

Exhibit 14	Code of Ethics	Camco elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.camcofinancial.com

Exhibit 21	Subsidiaries of Camco	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 21

ITEM	DESCRIPTION	DOCUMENT REFERENCE
Exhibit 23	Consent of Plante & Moran PLLC regarding Camco’s Consolidated Financial Statements and Form S-8	Filed herewith

Exhibit 31(i)	Section 302 Certification by Chief Executive Officer	Filed herewith

Exhibit 31(ii)	Section 302 Certification by Chief Financial Officer	Filed herewith

Exhibit 32(i)	Section 1350 Certification by Chief Executive Officer	Filed herewith

Exhibit 32(ii)	Section 1350 Certification by Chief Financial Officer	Filed herewith