Form 10-Q
period 2010-03-31
CAMCO FINANCIAL CORP
filed 2010-05-17
CIK 16614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-25196
CAMCO FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	51-0110823

(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
814 Wheeling Avenue, Cambridge, Ohio 43725-9757

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 14, 2010, the latest practicable date, 7,205,595 shares of the registrant’s common stock, $1.00 par value, were outstanding.

Camco Financial Corporation

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

Cash and due from banks	$19,527	$$20,490
Interest-bearing deposits in other financial institutions	8,767	17,663

Cash and cash equivalents	28,294	38,153
Securities available for sale, at fair value	47,880	55,950
Securities held to maturity, at cost, approximate fair value of $2,125 and $2,200 as of March 31, 2010 and December 31, 2009, respectively	2,055	2,113
Loans held for sale — at lower of cost or fair value	1,600	475
Loans receivable — net	683,945	659,022
Office premises and equipment — net	10,750	10,870
Real estate acquired through foreclosure	10,373	9,660
Federal Home Loan Bank stock — at cost	29,888	29,888
Accrued interest receivable	3,858	3,979
Mortgage servicing rights — at lower of cost or fair value	4,463	4,433
Prepaid expenses and other assets	5,186	5,712
Cash surrender value of life insurance	18,851	18,838
Prepaid and refundable federal income taxes	4,336	3,562

Total assets	$851,479	$842,655

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$649,354	$$659,902
Other Borrowings	14,051	11,941
Advances from the Federal Home Loan Bank	116,192	97,291
Advances by borrowers for taxes and insurance	1,040	1,909
Accounts payable and accrued liabilities	9,962	11,098

Total liabilities	790,599	782,141

Commitments	—	—

Stockholders’ equity:
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 14,900,000 shares; 8,884,508 shares issued at March 31, 2010 and December 31, 2009	8,885	8,885
Unearned compensation	(94)	(125)
Additional paid-in capital	60,262	60,124
Retained earnings	14,824	14,695
Accumulated other comprehensive income net of related tax effects	1,117	1,049
Treasury stock -1,678,913 shares at March 31, 2010 and December 31, 2009, at cost	(24,114)	(24,114)

Total stockholders’ equity	60,880	60,514

Total liabilities and stockholders’ equity	$851,479	$842,655

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended March 31,
(In thousands, except per share data)

	2010	2009
	(unaudited)
Interest and dividend income
Loans	$9,280	$10,567
Investment securities	578	975
Other interest-earning accounts	340	345

Total interest and dividend income	10,198	11,887
Interest Expense
Deposits	2,945	4,473
Borrowings	997	1,569

Total interest expense	3,942	6,042

Net interest income	6,256	5,845
Provision for losses on loans	905	648

Net interest income after provision for losses on loans	5,351	5,197

Other income
Late charges, rent and other	409	461
Loan servicing fees	317	316
Service charges and other fees on deposits	518	501
Gain on sale of loans	229	369
Mortgage servicing rights — net	30	60
Income on cash surrender value life	215	256

Total other income	1,718	1,963
General, administrative and other expenses
Employee compensation and benefits	3,385	3,476
Occupancy and equipment	742	782
Federal deposit insurance premiums	478	281
Data processing	280	307
Advertising	81	172
Franchise taxes	265	268
Postage, supplies and office expenses	293	360
Travel, training and insurance	78	66
Professional services	575	444
Transaction processing	193	274
Real estate owned and other expenses	422	277
Loan expenses	150	296

Total general, administrative and other expense	6,942	7,003

Earnings before federal income taxes	127	157

Federal income taxes	(2)	(78)

NET EARNINGS	$129	$235

EARNINGS PER SHARE
Basic	$.02	$.03

Diluted	$.02	$.03

Dividends declared per share	$.00	$.01

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31,
(In thousands)

	2010	2009
	(unaudited)

Net earnings	$129	$235

Other comprehensive income, net of tax:
Unrealized holding gains on securities during the period, net of tax effects of $35 and $114 in 2010 and 2009, respectively	68	221

Comprehensive income	$197	$456

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
(In thousands)

	2010	2009
	(unaudited)
Cash flows from operating activities:
Net earnings for the period	$129	$235
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees	38	150
Amortization of premiums and discounts on investment and mortgage-backed securities — net	6	(24)
Amortization of mortgage servicing rights — net	103	224
Depreciation and amortization	289	317
Provision for losses on loans	905	648
Stock option expense	138	228
Deferred compensation	31	(50)
Provisions for losses on REO	77	—
(Gain) loss on sale of real estate acquired through foreclosure	3	5
Gain on sale of loans	(229)	(369)
Loans originated for sale in the secondary market	(13,302)	(28,166)
Proceeds from sale of loans in the secondary market	12,406	26,380
Net increase in cash surrender value of life insurance	(173)	(217)

Increase (decrease) in cash due to changes in:
Accrued interest receivable	121	198
Prepaid expenses and other assets	(283)	(1,632)
Accrued interest and other liabilities	(1,136)	1,021

Net cash used in operating activities	(877)	(1,052)

Cash flows provided by (used in) investing activities:
Principal repayments, maturities on securities held to maturity	56	3,100
Principal repayments, maturities on securities available for sale	8,169	12,011
Purchases of investment securities designated as available for sale	—	(11,501)
Loan principal repayments	42,791	74,966
Loan disbursements	(70,179)	(44,751)
Additions to office premises and equipment	(169)	(100)
Proceeds from sale of life insurance	160	—
Proceeds from sale of real estate acquired through foreclosure	596	1,624

Net cash provided by (used in) investing activities	(18,576)	35,349

Net cash provided by (used in) operating and investing activities balance carried forward	(19,453)	34,297

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the three months ended March 31,
(In thousands)

	2010	2009

Net cash provided by (used in) operating and investing activities (balance brought forward)	$(19,453)	$34,297

Cash flows provided by (used in) financing activities:
Net decrease in deposits	(10,548)	(3,692)
Proceeds from Federal Home Loan Bank advances and other borrowings	64,397	15,000
Repayment of Federal Home Loan Bank advances and other borrowings	(43,386)	(40,269)
Dividends paid on common stock	—	(72)
Decrease in advances by borrowers for taxes and insurance	(869)	(1,541)

Net cash provided by (used in) financing activities	9,594	(30,574)

Increase (decrease) in cash and cash equivalents	(9,859)	3,723

Cash and cash equivalents at beginning of period	38,153	52,285

Cash and cash equivalents at end of period	$28,294	$56,008

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$4,283	$6,266
Income taxes	—	—
Transfers from loans to real estate acquired through foreclosure	1,389	1,917

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three-month periods ended March 31, 2010 and 2009
1.	Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2009. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2010, are not necessarily indicative of the results which may be expected for the entire year.
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
We believe the accounting estimates related to the allowance for loan losses, the capitalization, amortization, and valuation of mortgage servicing rights and deferred income taxes are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period because they require us to make assumptions concerning the changes in the types and volumes of the portfolios, rates of future prepayments, and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on Camco’s assets reported on the balance sheet as well as its net earnings.
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
For the three-month periods ended March 31, 2010 and 2009
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
Deferred Income Taxes
Camco recognizes expense for federal income taxes currently payable as well as for deferred federal taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as loss carry forwards and tax credit carry forwards. Realization of a deferred tax asset is dependent upon generating sufficient taxable income in either the carry forward or carry back periods to cover net operating losses generated by the reversal of temporary differences. A valuation allowance is provided by way of a charge to income tax expense if it is determined that it is more likely than not that some or all of the deferred tax asset will be realized. If different assumptions and conditions were to prevail, the valuation allowance may not be adequate to absorb unrealized deferred taxes and the amount of income taxes payable may need to be adjusted by way of a charge or credit to expense. Furthermore, income tax returns are subject to audit by the IRS. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. Camco believes it has adequately accrued for all probable income taxes payable. Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three-month periods ended March 31, 2010 and 2009
4.	Earnings Per Share
Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under outstanding stock options. The computations were as follows for the period ended March 31:

	For the three months ended
	March 31,
(in thousands, except per share information)	2010	2009

BASIC:
Net earnings	$129	$235

Weighted average common shares outstanding	7,206	7,193

Earnings per share — Basic	$0.02	$0.03

DILUTED:
Net earnings	$129	$235

Weighted average common shares outstanding	7,206	7,193
Dilutive effect of stock options	33	—

Total common shares and dilutive potential common shares	7,239	7,193

Earnings per share — Diluted	$0.02	$0.03

Anti-dilutive options to purchase 139,500 and 324,401 shares of common stock with respective weighted-average exercise prices of $13.85 and $11.44 were outstanding at March 31, 2010 and 2009, respectively, but were excluded from the computation of common share equivalents for each of the three month periods, because the exercise prices were greater than the average market price of the common shares.
5.	Stock Option Plans
The Corporation follows a fair-value based method for valuing stock-based compensation that measures compensation cost at the grant date based on the fair value of the award.
The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted during the three months ended March 31, 2010 and 2009:

	2010	2009

Fair value, calculated	$1.65	$1.43
Exercise Price	$2.51	$2.46
Risk-free interest rate	3.61%	2.66%
Expected stock price volatility	51.62%	61.00%
Expected dividend yield	—	1.63%
Expected Life	10 years	10 years

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three-month periods ended March 31, 2010 and 2009
A summary of the status of the Corporation’s stock option plans as of March 31, 2010 and December 31, 2009, and changes during the periods ending on those dates is presented below:

	Three Months ended		Year ended
	March 31, 2010		December 31, 2009
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of period	260,833	$10.59	260,703	$14.11
Granted	260,729	2.51	80,000	2.46
Exercised	—	—	—	—
Forfeited	(41,332)	15.29	(79,870)	13.96
Expired	—	—	—	—

Outstanding at end of period	480,230	$5.80	260,833	$10.59

Options exercisable at period end	259,527	$7.52	235,451	$10.54

Weighted-average fair value of options granted during the year		$1.65		$1.43

The following information applies to options outstanding at March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.89 – 2.51	340,729	9.5	$2.50	132,145	$2.50
8.92 – 9.75	24,152	7.3	9.01	15,218	9.02
11.36 – 14.16	59,474	4.5	13.37	56,290	13.52
14.55 – 17.17	55,875	3.5	16.13	55,874	16.43

	480,230	6.6	5.80	259,527	7.52
6.	Fair Value
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
For the three-month periods ended March 31, 2010 and 2009
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
Subordinated debentures: The fair value of subordinated debentures is based on the discounted value of contractual cash flows using rates currently offered for smaller maturities.
Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.
Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At March 31, 2010 and December 31, 2009, the fair value of loan commitments was not material.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three-month periods ended March 31, 2010 and 2009
Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Financial assets
Cash and cash equivalents	$28,294	$28,294	$38,153	$38,153
Investment securities available for sale	47,880	47,880	55,950	55,950
Investment securities held to maturity	2,055	2,125	2,113	2,200
Loans held for sale	1,600	1,622	475	485
Loans receivable	683,945	664,695	659,022	646,990
Federal Home Loan Bank stock	29,888	29,888	29,888	29,888
Accrued interest receivable	3,858	3,858	3,979	3,979

Financial liabilities
Deposits	$649,354	$636,799	$659,902	$647,149
Advances from the Federal Home Loan Bank	116,192	120,961	97,291	101,924
Repurchase agreements	9,051	9,051	6,941	6,941
Subordinated debentures	5,000	4,778	5,000	4,768
Advances by borrowers for taxes and insurance	1,040	1,040	1,909	1,909
Accrued interest payable	1,650	1,650	1,669	1,669
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
The following table presents financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
	March 31, 2010	Level 1	Level 2	Level 3

Securities available for sale	$47,880	$—	$47,880	$—

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three-month periods ended March 31, 2010 and 2009
The following table presents financial assets and liabilities measured on a non-recurring basis:

	Fair Value Measurements at Reporting Date Using
	Balance @				Change in fair value
(in thousands)	March 31, 2010	Level 1	Level 2	Level 3	for the year ended
Impaired loans	$35,571			$35,571	$708
Real estate acquired through foreclosure	10,373			10,373	49
	Balance @
	December 31, 2009

Impaired loans	$25,982			$25,982	$13,081
Real estate acquired through foreclosure	9,660			9,660	945
Impaired loans, which are measured for impairment using the fair value of the collateral at March 31, 2010, had a carrying amount of $35.6 million, with a valuation allowance of $4.8 million, resulting in an additional provision for loan losses of $708,000 during the first quarter of 2010.
Loans held for sale are originated on forward commitment contracts and are reported at the lower of cost or fair value. All loans held for sale at March 31, 2010, are secured by liens on 1-4 family residential properties.
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
Fair value for real estate acquired through foreclosure is determined by obtaining recent appraisals on the properties. The fair value under such appraisals is determined by using one of the following valuation techniques: income, cost or comparable sales. The fair value is then reduced by management’s estimate for the direct costs expected to be incurred in order to sell the property. Holding costs or maintenance expenses are recorded as period costs when incurred and are not included in the fair value estimate.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
For the three-month periods ended March 31, 2010 and 2009

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
Discussion of Financial Condition Changes from December 31, 2009 to March 31, 2010
At March 31, 2010, Camco’s consolidated assets totaled $851.5 million, an increase of $8.8 million, or 1.0%, from December 31, 2009. The increase in total assets resulted primarily from increases in loans receivable which was offset partially by decreases in cash and cash equivalents and securities available for sale.
Cash and interest-bearing deposits in other financial institutions totaled $28.3 million at March 31, 2010, a decrease of $9.9 million, or 25.8%, from December 31, 2009. As noted in our annual report for fiscal year 2009, we have held our liquidity position while deploying excess cash into paying down borrowings. In the first quarter of 2010 cash was also used to fund increased loan growth.
As of March 31, 2010 securities totaled $49.9 million, a decrease of $8.1 million, or 14.0%, from December 31, 2009, due to principal repayments and maturities of $8.2 million offset partially by the increase in the fair value of securities available for sale of $100,000 for the three-month period ended March 31, 2010. There were no purchases during the quarter as rates continued to be low and because cash was deployed into higher yielding assets such as loans.
Loans receivable, including loans held for sale, totaled $685.5 million at March 31, 2010, an increase of $26.0 million, or 4.0%, from December 31, 2009. The increase resulted primarily from loan disbursements totaling $83.5 million offset partially by principal repayments of $42.8 million and loan sales of $12.2 million. The volume of loans originated for sale in the secondary market during the first three months of 2010 decreased compared to the fourth quarter of 2009 by $14.9 million, or 52.8%. In conjunction with decreased originations the volume of loan sales decreased by $13.8 million or 53.2% year to year. While we have seen some decrease in prepayments on residential mortgage loans, our ability to originate new residential mortgage loans has not been as strong as 2009. The reduction in residential real estate loan balances was intensified by the secondary market offering historically low long-term fixed rates during most of 2009, which resulted in significantly higher refinancing activity during that time period.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
For the three-month periods ended March 31, 2010 and 2009
Loan originations during the three-month period ended March 31, 2010, included $58.2 million of commercial loans, $20.4 million in loans secured by one- to four-family residential real estate and $4.9 million in consumer and other loans. Our intent is to continue to service our communities in 1-4 family residential, consumer and commercial real estate lending in future periods.
During the first quarter of 2010, we continued to execute our strategic plan to diversify the balance sheet by strategically working to increase our commercial and commercial real estate loan portfolios and improve our funding mix by reducing borrowings and increasing transaction-based deposits related to these commercial relationships.
Continued deterioration of the residential loan market in Ohio may result in a shift in the loan portfolio toward commercial and consumer loans. We have continued the strategy of transforming our balance sheet toward commercial and consumer loans and in 2009 we increased our monitoring process and expanded our leadership in the commercial lending and underwriting teams in order to expand our product offerings and improve the execution of our relationship lending within the markets in our footprint.
The following table details 30 – 89 days delinquent loans at:

	March 31,	December 31,
	2010	2009
	30 – 89 days	30 – 89 days
	delinquent	delinquent
Residential	$2,805	$4,818
Multifamily	208	79
Non Residential	946	2,693

Construction / development	36	534
Commercial	251	92
HELOC and second mortgage	1,374	2,020
Consumer and other	79	77

Total	$5,699	$10,313

Delinquency from the 30-89 days decreased due to transition to non accrual status (3 or more payments overdue) in the first quarter of 2010 and is depicted in the schedule on page 17.
The allowance for loan losses totaled $15.8 million and $16.1 million at March 31, 2010, and December 31, 2009, representing 36.5% and 44.2% of nonperforming loans, respectively, at those dates. Nonperforming loans (loans with three payments or more delinquent plus nonaccrual loans) totaled $43.3 million and $36.4 million at March 31, 2010 and December 31, 2009, respectively, constituting 6.18% and 5.40% of total net loans, including loans held for sale, at those dates. First quarter 2010 provision for loan losses was impacted by continued write downs in loan values on existing impaired loans. Net charge-offs totaled $1.2 million for the first quarter of 2010.
Although we believe that the allowance for loan losses at March 31, 2010, is adequate to cover probable, incurred losses inherent in the loan portfolio at that date based upon the available facts and circumstances, there can be no assurance that additions to the allowance for loan losses will not be necessary in future periods, which could adversely affect our results of operations. Unemployment rates in our markets and Ohio in general, are higher than the national average, and bankruptcy and foreclosure filings in Ohio are high compared to the rest of the nation. Additionally, Ohio continues to experience declining values of residential real estate. However, Ohio in general has not experienced as significant increases in home values over the past five years as many regions in the U.S., which should comparatively mitigate losses on loans. Nonetheless, these factors, compounded by a very uncertain national economic outlook, may increase the level of future losses beyond our current expectations.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
The following table sets forth information with respect to Advantage’s nonaccrual and delinquent loans for the periods indicated.

	March 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loans accounted for on nonaccrual basis:
Real estate:
Residential(1)	$21,287	$19,190	$20,616	$8,411	$9,618
Multi-family	2,430	2,341	3,139	871	4,682
Nonresidential	7,747	3,857	18,057	6,908	1,989
Construction	4,587	4,382	8,603	5,568	92
Commercial	3,297	515	1,393	455	398
Home equity lines of credit	2,624	2,415	1,549	925	750
Consumer and other	145	148	127	857	136

Total nonaccrual loans	42,117	32,848	53,484	23,995	17,665
Accruing loans delinquent three months or more
Real estate:
Residential	—	—	44	1,520	728
Multi-family	155	—	—	—	143
Nonresidential	192	2,853	—	—	—
Construction	745	638	—	—	—
Commercial	110	110	—	—	—

Total loans 90 days past due and accruing	1,202	3,601	44	1,520	871

Total nonperforming loans	43,319	36,449	53,528	25,515	18,536

Other real estate owned	10,373	9,660	5,841	5,034	3,956

Total nonperforming assets	$53,692	$46,109	$59,369	$30,549	$22,492

Allowance for loan losses	$15,821	$16,099	$15,747	$6,623	$7,144

Nonperforming loans as a percent of total net loans (2)	6.18%	5.40%	6.91%	3.13%	2.23%
Nonperforming assets to total assets	6.16%	5.19%	5.93%	2.99%	2.15%
Allowances for loan losses as a percent of nonperforming loans	36.5%	44.2%	29.4%	26.0%	38.5%
Memo section:
Troubled debt restructurings
Loans and leases restructured and in compliance with modified terms	$17,894	$16,645	11,440	—	—

Loans and leases restructured and not in compliance with modified terms (included in nonaccrual)	$9,978	$4,783	12,882	—	—

(1)	Includes loans secured by first and junior liens

(2)	Includes loans held for sale.
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

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
For the three-month periods ended March 31, 2010 and 2009
The following table presents changes in Camco’s allowance for loan losses:

March 31,	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$16,099	$15,268
Charge-offs:
1-4 family residential real estate (1)	979	540
Multifamily real estate	47	1
Nonresidential real estate	218	—
Other Construction and Land	—	—
Consumer	8	6
Commercial	32	—
Agriculture Loans	—	41
Overdraft Protection	2	3

Total charge-offs	1,286	591

Recoveries:
1-4 family residential real estate (1)	60	51
Multifamily, real estate	27	—
Nonresidential real estate	2	2
Other Construction and Land	2	—
Consumer	—	2
Commercial	11	—
Agriculture Loans	—	—
Overdraft Protection	1	1

Total recoveries	103	56

Net (charge-offs) recoveries	1,182	535

Provision for losses on loans	905	648

Balance at end of period	$15,821	$15,860

(1)	Includes home equity lines of credit
At March 31, 2010, the Corporation’s real estate owned (REO) consisted of 127 repossessed properties with a net book value of $10.4 million. Initial loss is recorded as a charge to the allowance for loan losses. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The Corporation reflects costs to carry REO as period costs in operations when incurred. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property.
The Corporation works with borrowers to avoid foreclosure if possible. Furthermore, if it becomes inevitable that a borrower will not be able to retain ownership of their property, the Corporation often seeks a deed in lieu of foreclosure in order to gain control of the property earlier in the recovery process. As a result, real estate owned grew $713,000 during the three months of 2010. The strategy of pursuing deeds in lieu of foreclosure more aggressively should result in a reduction in the holding period for nonperforming assets and ultimately reduce economic losses.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
For the three-month periods ended March 31, 2010 and 2009
Deposits totaled $649.4 million at March 31, 2010 a decrease of $10.5 million, or 1.6%, from the total at December 31, 2009. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009		Change
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	38,980	0.00%	38,911	0.00%	69	0.00%
Interest-bearing demand	64,841	0.32	70,564	0.43	(5,723)	(0.10)
Money market	94,595	0.68	96,172	0.68	(1,577)	0.00
Savings	38,604	0.25	36,638	0.25	1,966	0.00
Certificates of deposit – retail	391,373	2.51	385,622	2.70	5,751	(0.19)
Certificates of deposit – brokered	20,961	3.35	31,995	3.19	(11,034)	0.16

Total deposits	649,354	1.76%	659,902	1.89%	(10,548)	(0.13)

The decrease in certificates of deposits, interest-bearing demand and money market accounts was primarily due to decreases in public funds and brokered deposits. We continue to focus and implement our strategy of improving the long-term funding mix of the Bank’s deposit portfolio by developing “core relationships” with small businesses, and adding commercial and retail checking accounts. In 2009 we implemented a number of organizational and product development initiatives including a new suite of commercial and small business checking accounts, enhancements to our online business cash management system, and the launch of remote deposit capture solution. We believe these products will continue to help us be more competitive for business checking accounts.
We anticipate continued pay down of brokered deposits throughout 2010, this will help to maintain the Bank’s margin and by growing core deposits we will improve the long-term funding mix of the Bank’s deposit portfolio by aggregating small business, commercial and retail checking accounts.
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
Advances from the FHLB and other borrowings totaled $130.2 million at March 31, 2010, an increase of $21.0 million, or 19.2%, from the total at December 31, 2009. The increase in borrowings was primarily due to the increase in our commercial loan portfolio coupled with the decision to extend some borrowings during this lower rate environment.
Stockholders’ equity totaled $60.9 million at March 31, 2010, an increase of $366,000, or .6%, from December 31, 2009. The increase resulted primarily from net earnings of $129,000, and falling interest rates improved the fair value of our investments securities, which resulted in an increase in unrealized gains on available for sale securities, net of tax, of $68,000.
Comparison of Results of Operations for the Three Months Ended March 31, 2010 and 2009
Camco’s net earnings for the three months ended March 31, 2010, totaled $129,000, a decrease of $106,000, from the net earnings of $235,000 reported in the comparable 2009 period. On a per share basis, the net earnings during the first quarter of 2010 were $.02, compared to $.03 per share in the first quarter of 2009. The decrease in earnings was primarily attributable to decreased other income and a decreased tax benefit.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
For the three-month periods ended March 31, 2010 and 2009
Net Interest Income
Net interest income totaled $6.3 million for the three months ended March 31, 2010, an increase of $411,000, or 7.0%, compared to the three-month period ended March 31, 2009, generally reflecting the effects of a $118.1 million decrease in the average balance of interest bearing liabilities coupled with the average cost of funding decreasing by 68 basis points year to year. Net interest margin increased to 3.25% in the first quarter of 2010 compared to 2.62% in the first quarter of 2009.
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

	2010			2009
	Average	Interest	Average	Average	Interest	Average
Three Months Ended March 31,	outstanding	earned	yield/	outstanding	earned	yield/
(Dollars in thousands)	balance	/ paid	rate	balance	/ paid	rate
Interest-earning assets:
Loans receivable (1)	$657,081	$9,280	5.65%	$704,211	$10,567	6.00%
Securities	55,294	578	4.18%	94,220	975	4.14%
FHLB stock	29,888	339	4.54%	29,888	338	4.52%
Other Interest-bearing accounts	26,726	1	.01%	64,493	7	0.04%

Total interest-earning assets	768,989	10,198	5.30%	892,812	11,887	5.33%

Noninterest-earning assets (2)	115,965			92,221

Total average assets	$853,024			$985,033

Interest-bearing liabilities:
Deposits	612,881	2,945	1.92%	685,870	4,473	2.61%
FHLB advances and other	124,617	997	3.20%	169,723	1,569	3.70%

Total interest-bearing liabilities	737,498	3,942	2.14%	855,593	6,042	2.82%

Noninterest-bearing deposits	40,192			38,064
Noninterest-bearing liabilities	14,670			19,447

Total average liabilities	792,360			913,104
Total average shareholders’ equity	60,664			71,929

Total liabilities and shareholders’ equity	$853,024			$985,033

Net interest income/Interest rate spread		$6,256	3.16%		$5,845	2.51%

Net interest margin (3)			3.25%			2.62%

Average interest-earning assets to average interest-bearing liabilities			104.27%			107.88%

(1)	Includes loans held for sale. Loan fees are immaterial.

(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses

(3)	Net interest income as a percent of average interest-earning assets
Interest income on loans totaled $9.3 million for the three months ended March 31, 2010, a decrease of $1.3 million, or 12.2%, from the comparable 2009 period. The decrease resulted primarily from a decrease in the average balance outstanding of $47.1 million, or 6.7% decrease in 2010 compared to the first quarter of 2009. A 3 basis point decrease in the average yield in the 2010 period also negatively impacted interest income on loans.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
For the three-month periods ended March 31, 2010 and 2009
Interest income on securities totaled $578,000 for the three months ended March 31, 2010, a decrease of $397,000, or 40.7%, from the first quarter of 2009. The decrease was due primarily to a $38.9 million decrease in the average balance offset partially by a 4 basis point increase in the average yield, to 4.18% for the 2010 period.
Dividend income on FHLB stock increased by $1,000, or .3%, due primarily to a 2 basis point increase in the average yield, to 4.54% in 2010. Interest income on other interest bearing accounts continues to be low due to higher balances needed to compensate for charges at correspondent banks leaving less balance for interest calculation coupled with decreased rates. We have decreased our cash on hand balances deploying cash when available to by paying down advances, borrowings and higher cost brokered deposits in order to generate additional income. See Liquidity and Capital Resources for more information.
Interest expense on deposits totaled $2.9 million for the three months ended March 31, 2010, a decrease of $1.5 million, or 34.2%, compared to the same quarter in 2009 due primarily to a 69 basis point decrease in the average cost of deposits to 1.92% in the current quarter, coupled with a $73.0 million, or 10.6%, decrease in average interest bearing deposits outstanding. While the cost of deposits was lower in the first quarter of 2010 compared to the first quarter of 2009, the cost in 2010 is expected to stabilize as rates have been at low levels for quite some time. However, the interest-bearing deposit portfolio continues to re-price certificates of deposit in 2010, which should decrease costs slightly if rates continue to be at the current low levels. Although, competitive pressures may limit our ability to reduce interest rates paid on deposits.
Interest expense on borrowings totaled $1.0 million for the three months ended March 31, 2010 a decrease of $572,000, or 36.5%, from the same 2009 three-month period. The decrease resulted primarily from a $45.1 million, or 26.6%, decrease in the average borrowings outstanding coupled with a 50 basis point decrease in the average cost of borrowings to 3.20%.
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
Camco’s loan quality has been negatively impacted by worsening conditions within our market areas which has caused declines in real estate values and deterioration in the financial condition of some of our borrowers. These conditions have led Camco to downgrade the loan quality ratings on various loans through our loan review process. In addition, some of our loans became under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral. As a result, Camco’s provision for loan losses, net charge-offs and nonperforming loans in 2008, 2009 and the first quarter of 2010 were significantly higher than historical levels.
Camco’s net loan charge-offs and provision for loan losses in recent quarters has been impacted by ongoing workout efforts on existing impaired loans. The efforts have included negotiating reduced payoffs and the sale of underlying collateral –or short sales coupled with charging down values to net realizable or fair value of the underlying collateral. Management believes these actions are prudent during the current economic environment.
Based upon an analysis of these factors, the continued economic outlook and new production we increased the provision for losses on loans by $905,000 for the three months ended March 31, 2010, compared to $648,000 for the same period in 2009. We believe our loans are adequately reserved for probable losses inherent in our loan portfolio at March 31, 2010. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
For the three-month periods ended March 31, 2010 and 2009
We have included the following information with respect to impairment measurements relating to collateral-dependent loans for better understanding of our process and procedures relating to fair value of financial instruments:
•	The percentage of impaired loans on which we relied on a current third party appraisal for valuation exceeded 90% as of December 31, 2009.
•
Based on policy, a loan is typically deemed impaired (nonperforming) once it has gone over 90 days delinquent. Our management of the troubled credit will vary as will the timing of valuations, loan loss provision and charge offs based on a multitude of factors such as, cash flow of the business/borrower, responsiveness of the borrower, communication with the commercial banker, property inspections, property deterioration, and delinquency. Typically, a nonperforming, non-homogeneous collateral dependent loan will be valued and adjusted (if needed) within a 90 day period after determination of impairment. If impaired, the collateral is then evaluated and an updated appraisal is most typically ordered. Upon receipt of an appraisal or other valuation, we complete an analysis to determine if the impaired loan requires a specific reserve. The time frame may be as short as 30 days or as much as 180 days when an appraisal is ordered.

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

•	When circumstances do not allow for updated collateral or Camco determines that an appraisal is not needed, the underlying collateral’s fair market value is estimated in the following ways:
•	Camco personnel property inspections combined with original appraisal review

•	Auditor values

•	Broker price opinions

•	Various on-line fair market value estimations programs (i.e. Freddie Mac, Fannie Mae, Zillow, etc).
Other Income
Other income totaled $1.7 million for the three months ended March 31, 2010 a decrease of $245,000, or 12.5%, from the comparable 2009 period. The decrease in other income was primarily attributable to a $140,000 decrease gain on sale, a $30,000 decrease in mortgages servicing rights and a $52,000 decrease in late charges rent and other.
The decreases in gain on sale and the valuation of mortgage servicing rights were primarily due to decreased sales of $13.8 million from the comparable period in 2009. The decrease in late charges, rent and other was due to decreased revenue earned at our title agency.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
For the three-month periods ended March 31, 2010 and 2009
General, Administrative and Other Expense
General, administrative and other expense totaled $6.9 million for the three months ended March 31, 2010 a decrease of $61,000 or .9%, from the comparable period in 2009. The decrease in general, administrative and other expense was due to decreases in employee compensation and benefits and advertising of $91,000 each, a $67,000 decrease in postage supplies and office expenses, an $81,000 decrease in transaction processing. The decreases were partially offset by increases of $145,000 in real estate owned and other expense and $131,000 in professional services.
The decrease in general, administrative and other expense was due to reduction in work force that took place in April of 2009, which has decreased employee compensation, employee benefits, payroll taxes and 401k match which was offset partially by deferred compensation decreasing quarter to quarter.
The decrease in advertising, postage supplies and office expenses was primarily due to 2009 the need to incur additional expenses because of the termination of the merger. The termination required additional re-advertising of our branches and brand, re-ordering pre-printed materials and supplies to regular inventory levels. The decrease in transaction processing is related to decreased volume of ATM and transactions related to customer accounts.
The increase in real estate owned and other expenses and professional services is reflective of the increased real estate owned portfolio and expenses related to ownership such as real estate taxes, and upkeep of properties. These expenses were coupled with the falling real estate values that negatively impact our portfolio value and caused a write down to fair market value.
The increase in professional services is reflective of additional expenses related to classified assets and the legal aspects related to collection efforts or litigation.
Federal Income Taxes
The provision for federal income taxes totaled ($2,000) for the three months ended March 31, 2010. Tax credits related to our investment in affordable housing partnerships totaled $99,000 in 2010, additional the tax-exempt character of earnings on bank-owned life insurance supplements the difference between the effective rate of tax benefits and the statutory corporate tax rate for the period.
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
Camco is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Ohio statutes impose certain limitations on the payment of dividends and other capital distributions by banks. Generally, absent approval of the Ohio Division, such statutes limit dividend and capital distributions to earnings of the current and two preceding years. Currently, the Consent Order prohibits the Bank from paying a dividend to Camco without prior approval of the FDIC and Ohio Division. Camco currently has $5.0 million outstanding trust preferred securities with a maturity date of 2037. If needed, Camco’s agreement regarding these securities provides for a deferment of interest payment for up to 20 consecutive quarters without default. Based on notification received from the FRB on April 30, 2009, Camco was required to exercise this provision to defer interest payments and has deferred a total of four quarters as of March 31, 2010. If the Corporation desires to raise funds in the future, it may consider engaging in further offerings of preferred securities, debentures or other borrowings as well as issuance of capital stock, but any such strategic decisions would require regulatory approval. Further, as a result of entering into a Memorandum of Understanding with the FRB on March 4, 2009 (see below), we are prohibited from paying dividends to our stockholders without first obtaining the approval of the FRB. Our ability to pay dividends to stockholders is dependent on our net earnings. A continued decline in earnings increases in loan losses, or higher regulatory capital reserve requirements may jeopardize our ability to pay dividends at historical levels.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
For the three-month periods ended March 31, 2010 and 2009
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
Liquid assets consist of cash and interest-bearing deposits in other financial institutions, investments and mortgage-backed securities. Approximately $9.5 million, or 19.9%, of our investment portfolio is expected to mature or prepay during 2010. While these maturities could provide a significant source of liquidity in the short term, public unit deposits and repurchase agreements limit our ability to use these funds freely due to the collateral requirements of such. State and local political subdivision deposits equaled $16.3 million at March 31, 2010, and $22.2 million at December 31, 2009. We may implement additional product strategies to lessen this restriction on our investment portfolio to increase our liquidity options.
Additional sources of liquidity include deposits, borrowings and principal and interest repayments on loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions, and competition and are difficult to predict.
Diversified and reliable sources of wholesale funds are utilized to augment core deposit funding. Borrowings may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long term basis to support lending activities. The Bank utilizes its investment securities, certain loans and FHLB stock to provide collateral to support its borrowing needs. Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions. One source of wholesale funding (pending regulatory approval) is brokered deposits. Consistent with its risk management policy and in response to the general tightening of credit and liquidity conditions in the financial markets at large, the Bank has utilized brokered deposits. At March 31, 2010, such deposits totaled approximately $21.2 million, exclusive of CDARS deposits.
Approximately $221.7 million of the Corporation’s certificate of deposit portfolio is scheduled to mature during 2010. Depositors continue a preference toward short-term certificates or other issuances less than 18 months. This places additional liquidity pressure on the Corporation as competition for deposits is very strong in Ohio, Kentucky and West Virginia. A material loss of these short-term deposits could force us to seek funding through contingency sources, which may negatively impact earnings.
FHLB advances are another funding source. In the past, Camco has depended heavily on borrowings to fund balance sheet growth. While significant strategic and tactical focus is currently being placed on deposit growth, borrowings and additional borrowing capacity at the FHLB are still vital sources of liquidity and growth funding. However, our total borrowing capacity at the FHLB is dependent on the level of eligible collateral assets held by the Bank and the Bank’s credit rating with the FHLB. Our total borrowing capacity with the FHLB decreased to $148.9 million at March 31, 2010, from $167.0 million at December 31, 2009. This capacity has continued to decrease as our one to four- family loan portfolio, the primary collateral for FHLB borrowings, has shrunk and the increase in nonperforming loans has reduced our credit rating (and thereby increased its collateral requirements). The inability of the Bank to access contingency funding from the FHLB may significantly limit our growth and negatively affect earnings. We have improved on-balance-sheet liquidity and in response to higher collateral maintenance requirements and decreases in our overall borrowing capacity.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
For the three-month periods ended March 31, 2010 and 2009
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
The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of March 31, 2010.

	Payments due by period
	Less
	than	1 – 3	3 – 5	More than
	1 year	Years	years	5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$291	$510	$353	$119	$1,273
Advances from the FHLB	26,000	48,000	15,483	26,709	116,192
Repurchase agreements	9,051	—	—	—	9,051
Certificates of deposit	247,465	130,197	34,671	—	412,333
Subordinated debentures (1)	—	—	—	5,000	5,000
Ohio equity funds for housing	781	205	289	137	1,412

Amount of commitments expiring per period:
Commitments to originate loans:
Revolving open-end lines secured by 1-4	$51,399	$	$	$	$51,399
Not secured by real estate	7,293				7,293
One- to four-family construction loan	5,937				5,937
Commercial real estate, other construction loan and land development	10,893				10,893
Commercial and industrial and other unused commitments	11,033				11,033
Letters of credit	397				397
Total contractual obligations	$370,540	$178,912	$50,796	$31,965	$632,213

(1)	The subordinated debentures are redeemable, at Camco’s option.

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
Liquidity management is both a daily and long-term management process. In the event that we should require funds beyond our ability to generate them internally, additional funds are available through the use of FHLB advances, internet deposits, and through the sales of loans or securities.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
For the three-month periods ended March 31, 2010 and 2009
Camco and Advantage are required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2010, both companies exceeded all minimum regulatory capital requirements to be considered “well-capitalized.” The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at March 31, 2010:

					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		Adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$72,575	11.09%	>$52,368	> 8.0%	>$65,460	10.0%
Advantage Bank	$67,915	10.40%	>$52,252	> 8.0%	>$65,314	10.0%

Tier I capital to risk-weighted assets:
Camco Financial Corporation	$64,317	9.83%	>$26,184	> 4.0%	>$39,276	6.0%
Advantage Bank	$59,657	9.13%	>$26,126	> 4.0%	>$39,188	6.0%

Tier I leverage to average assets:
Camco Financial Corporation	$64,317	7.46%	>$34,488	> 4.0%	>$43,110	5.0%
Advantage Bank	$59,657	6.95%	>$34,320	> 4.0%	>$42,900	5.0%
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
On March 4, 2009, Camco entered into a Memorandum of Understanding (the “MOU”) with the FRB The MOU prohibits Camco from engaging in certain activities while the MOU is in effect, including, without the prior written approval of the FRB, (1) the declaration or payment of dividends to stockholders or (2) the repurchase of Camco’s stock.
On April 30, 2009, Camco was notified by The FRB that it had conducted a “surveillance review” as of December 31, 2008. Based on that review, the FRB notified Camco that it must (i) eliminate shareholder dividends and (ii) defer interest payments on its 30-year junior subordinated deferrable interest notes that were issued to its wholly-owned subsidiary, Camco Statutory Trust I, in its trust preferred financing that was completed in July 2007. These prohibitions were memorialized in a written agreement with the FRB on August 5, 2009. Camco and Camco Statutory Trust I, are permitted to defer interest and dividend payments, respectively, for up to five consecutive years without resulting in a default. Camco may not resume these dividend or interest payments until it receives approval from the FRB.
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
Advantage entered into the Consent Agreement with the FDIC and the State of Ohio, Division of Financial Institutions (“Ohio Division”) that provided for the issuance of an order by the FDIC and the Ohio Division, which order was executed by the FDIC and Ohio Division on July 31, 2009 (the “Bank Agreement”). The Consent Agreement requires Advantage to, among other things, (i) increase its Tier 1 risk based capital to 8%; and (ii)seek regulatory approval prior to declaring or paying any cash dividend. As a result of the Consent Agreement, Advantage is disqualified as a public depository under Ohio law and will incur higher premiums for FDIC insurance of its accounts.
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
Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Camco’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures are effective.
In the 1st quarter of 2010, Camco took the following remedial actions to correct the deficiency in internal control that was considered to be a material weakness at December 31, 2009:
The Company included the following process during review and calculation of the loan loss allowance:
•
Established an interdepartmental committee, which is a subgroup of the Asset Classification Committee, amongst credit administration, enterprise risk management and finance department to review the overall loan loss provision process by assessing the historical risk factors, the recent trends, and economic forecasts, as appropriate. This enhanced collaborative process will help identify trends that should be recognized in the overall loan loss provision process while permitting the use of professional judgment necessary to interpret the complex data. The jointly compiled loan loss provision will be reported to and approved by the executive management including the CEO and the Board of Directors on a quarterly basis.

•
Performed more frequent loan loss provision analysis than current quarterly analysis until otherwise decided in the future. Complete analysis as of the month-end prior to the quarter-end will be performed and reviewed by the aforementioned committee.

Management believes that the improvements in our internal control processes as designed will be adequate to remediate the material weakness. However, we will not consider the material weakness to be remediated until the new processes operate for a sufficient period of time, and we are confident that they are operating effectively.
PART II

ITEM 1.	Legal Proceedings
Not applicable.

ITEM 1A.	Risk Factors
There are no material changes from the risk factors previously disclosed in the Corporation’s form 10-K for the year ended December 31, 2009. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Corporation. Additional risks and uncertainties not currently known to the Corporation or that management currently deems to be immaterial also may materially adversely affect the Corporation’s business, financial condition and / or operating results. Moreover, the Corporation undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made ay any time by the Corporation or any of its directors, officers, employees or other representatives, unless and until any such revisions or updates are expressly required to be disclosed by securities laws or regulations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

ITEM 3.	Defaults Upon Senior Securities
Not applicable

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information
Not applicable

ITEM 6.	Exhibits

Exhibit 31(i)	Section 302 certification by Chief Executive Officer

Exhibit 31(ii)	Section 302 Certification by Chief Financial Officer

Exhibit 32(i)	Section 1350 certification by Chief Executive Officer

Exhibit 32(ii)	Section 1350 certification by Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2010	By:	/s/ James E. Huston
James E. Huston
Chief Executive Officer

Date: May 17, 2010	By:	/s/ James E. Brooks
James E. Brooks
Chief Financial Officer