Form 10-Q
period 2010-06-30
CAMCO FINANCIAL CORP
filed 2010-08-16
CIK 16614

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2010, the latest practicable date, 7,155,595 shares of the registrant’s common stock, $1.00 par value, were outstanding.

Camco Financial Corporation

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Cash and due from banks	$18,033	$20,490
Interest-bearing deposits in other financial institutions	15,534	17,663

Cash and cash equivalents	33,567	38,153
Securities available for sale, at fair value	38,396	55,950
Securities held to maturity, at cost, approximate fair value of $2,828 and $2,200 as of June 30, 2010 and December 31, 2009, respectively	2,742	2,113
Loans held for sale — at lower of cost or fair value	1,669	475
Loans receivable — net	680,238	659,022
Office premises and equipment — net	10,450	10,870
Real estate acquired through foreclosure	10,599	9,660
Federal Home Loan Bank stock — at cost	29,888	29,888
Accrued interest receivable	3,659	3,979
Mortgage servicing rights — at lower of cost or fair value	4,339	4,433
Prepaid expenses and other assets	5,420	5,712
Cash surrender value of life insurance	19,029	18,838
Prepaid and refundable federal income taxes	4,384	3,562

Total assets	$844,380	$842,655

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$652,872	$659,902
Other Borrowings	11,879	11,941
Advances from the Federal Home Loan Bank and other borrowings	108,111	97,291
Advances by borrowers for taxes and insurance	145	1,909
Accounts payable and accrued liabilities	10,149	11,098

Total liabilities	783,156	782,141

Commitments	—	—

Stockholders’ equity:
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 14,900,000 shares; 8,884,509 shares issued at June 30, 2010 and December 31, 2009	8,885	8,885
Additional paid-in capital	60,262	60,124
Retained earnings	15,043	14,695
Accumulated other comprehensive income net of related tax effects	1,242	1,049
Unearned compensation; 50,000 shares	(94)	(125)
Treasury stock — 1,678,913 shares at June 30, 2010 and December 31, 2009, at cost	(24,114)	(24,114)

Total stockholders’ equity	61,224	60,514

Total liabilities and stockholders’ equity	$844,380	$842,655

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
(unaudited)	2010	2009	2010	2009

Interest income
Loans	$18,561	$20,613	$9,281	$10,046
Investment securities	1,073	1,819	495	844
Other interest-earning accounts and dividends	673	689	333	344

Total interest and dividend income	20,307	23,121	10,109	11,234

Interest expense
Deposits	5,689	8,420	2,744	3,948
Borrowings	1,989	2,971	992	1,402

Total interest expense	7,678	11,391	3,736	5,350

Net interest income	12,629	11,730	6,373	5,884

Provision for losses on loans	1,799	1,438	894	790

Net interest income after provision for losses on loans	10,830	10,292	5,479	5,094

Other income
Rent and other	737	982	328	521
Loan servicing fees	637	632	320	316
Service charges and other fees on deposits	1,116	1,071	598	570
Gain on sale of loans	490	773	261	404
Mortgage servicing rights — Net	(94)	269	(124)	209
Income on cash surrender value life insurance	435	494	220	238
Gain on sale of mortgage-backed securities and fixed assets	(1)	4	(1)	4

Total other income	3,320	4,225	1,602	2,262

General, administrative and other expense
Employee compensation and benefits	6,654	6,540	3,269	3,064
Occupancy and equipment	1,485	1,543	743	761
Federal deposit insurance premium	1,036	1,061	558	779
Data processing	566	614	286	307
Advertising	170	297	89	125
Franchise taxes	534	582	269	314
Postage, supplies and office expenses	567	687	274	327
Travel, training and insurance	176	138	98	73
Professional services	1,171	858	596	414
Real estate owned and other expenses	831	829	409	555
Loan and deposit expenses	727	748	384	174

Total general, administrative and other expenses	13,917	13,897	6,975	6,893

Earnings before federal income tax expense (benefit)	233	620	106	463

Total federal income tax expense (benefit)	(115)	383	(113)	461

NET EARNINGS	$348	$237	$219	$2

EARNINGS PER SHARE

Basic	$.05	$.03	$.03	$.00

Diluted	$.05	$.03	$.03	$.00

Dividends declared per share	.00	.02	.00	.01

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Six months ended		Three months ended
	June 30,		June 30,
(unaudited)	2010	2009	2010	2009

Net earnings	$348	$237	$219	$2

Other comprehensive income, net of tax:
Unrealized holding gains (losses) during the period, net of tax effects $99 and$(8), $64 and $(122) for the respective periods	193	(16)	125	(237)

Comprehensive income (loss)	$541	$221	$344	$(235)

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(In thousands)

(unaudited)	2010	2009
Cash flows from operating activities:
Net earnings for the period	$348	$237
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of deferred loan origination fees	67	242
Amortization of premiums and discounts on investment and mortgage-backed securities — net	8	(30)
Amortization of mortgage servicing rights — net	546	459
Depreciation and amortization	628	546
Provision for losses on loans	1,799	1,438
Stock option expense	138	228
Provision for losses on REO	192	321
Loss on sale of real estate acquired through foreclosure	30	15
Restricted stock / unearned compensation	31	31
(Gain) loss on sale of investments and fixed assets	1	(4)
Gain on sale of loans	(490)	(773)
Loans originated for sale in the secondary market	(29,293)	(71,732)
Proceeds from sale of loans in the secondary market	28,589	69,320
Net increase in cash surrender value of life insurance	(351)	(411)
Increase (decrease) in cash due to changes in:
Accrued interest receivable	320	412
Prepaid expenses and other assets	(629)	(229)
Accrued interest and other liabilities	(949)	(943)

Net cash provided by (used in) operating activities	985	(873)

Cash flows provided by (used in) investing activities:
Principal repayments, maturities on securities held to maturity	195	11,224
Principal repayments, maturities on securities available for sale	17,842	33,396
Purchase of investment securities designated as available for sale	—	(24,019)
Purchase of investment securities designated as held to maturity	(828)	—
Loan principal repayments	73,863	111,338
Loan disbursements and purchased loans	(100,079)	(55,964)
Proceeds from sale of office premises and equipment	10	4
Proceeds from surrender of bank owned life insurance	160	4,460
Additions to office premises and equipment	(219)	(106)
Proceeds from sale of real estate acquired through foreclosure	1,521	2,514

Net cash provided by (used in) investing activities	(7,535)	82,847

Net cash provided by (used in) operating and investing activities (balance carried forward)	(6,550)	81,974

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the six months ended June 30,
(In thousands)

(unaudited)	2010	2009
Net cash provided by (used in) operating and investing activities (balance brought forward)	$(6,550)	$81,974

Cash flows used in financing activities:
Net increase (decrease) in deposits	(7,030)	(12,353)
Proceeds from Federal Home Loan Bank advances and other borrowings	87,606	22,000
Repayment of Federal Home Loan Bank advances and other borrowings	(76,848)	(59,397)
Dividends paid on common stock	—	(144)
Decrease in advances by borrowers for taxes and insurance	(1,764)	(2,239)

Net cash provided by (used in) financing activities	1,964	(52,133)

Increase (decrease) in cash and cash equivalents	(4,586)	29,841

Cash and cash equivalents at beginning of period	38,153	52,285

Cash and cash equivalents at end of period	$33,567	$82,126

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and borrowings	$7,690	$11,509

Cash received for income taxes	$—	$806

Supplemental disclosure of noncash investing activities:
Recognition of mortgage-servicing rights	$358	$728
Transfer of loans to real estate acquired through foreclosure	$2,682	$3,289

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six- and three-month periods ended June 30, 2010 and 2009
1.	Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2009. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six month period ended June 30, 2010, are not necessarily indicative of the results which may be expected for the entire year.
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
For the six- and three-month periods ended June 30, 2010 and 2009
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
Deferred Income Taxes
Camco recognizes expense for federal income taxes currently payable as well as for deferred federal taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as loss carry forwards and tax credit carry forwards. Realization of a deferred tax asset is dependent upon generating sufficient taxable income in either the carry forward or carry back periods to cover net operating losses generated by the reversal of temporary differences. A valuation allowance is provided by way of a charge to income tax expense if it is determined that it is more likely than not that some or all of the deferred tax asset will not be realized. If different assumptions and conditions were to prevail, the valuation allowance may not be adequate to absorb unrealized deferred taxes and the amount of income taxes payable may need to be adjusted by way of a charge or credit to expense. Furthermore, income tax returns are subject to audit by the IRS. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. Camco believes it has adequately accrued for all probable income taxes payable. Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six- and three-month periods ended June 30, 2010 and 2009
4.	Earnings Per Share
Basic earnings per common share are computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation’s stock option plans. The computations are as follows:

	For the six months ended		For the three months ended
	June 30,		June 30,
“In thousands, except per share data”	2010	2009	2010	2009

BASIC:
Net Earnings	$348	$237	$219	$2

Weighted average common shares outstanding	7,206	7,199	7,206	7,206

Basic earnings per share	$.05	$.03	$.03	$.00

DILUTED:
Net Earnings	$348	$237	$219	$2

Weighted average common shares outstanding	7,206	7,199	7,206	7,206
Dilutive effect of stock options	49	1	63	6

Total common shares and dilutive potential common shares	7,255	7,200	7,269	7,212

Earnings per share — Diluted	$.05	$.03	$.03	$.00

Anti-dilutive options to purchase 139,363 and 318,638 shares of common stock with respective weighted-average exercise prices of $13.86 and $11.58 were outstanding at June 30, 2010 and 2009, respectively, but were excluded from the computation of common share equivalents for the six months ended because the exercise prices were greater than average market price of the common shares.
Anti-dilutive options to purchase 139,363 and 243,638 shares of common stock with respective weighted-average exercise prices of $13.86 and $14.37 were outstanding at June 30, 2010 and 2009, respectively, but were excluded from the computation of common share equivalents for the three months ended because the exercise prices were greater than average market price of the common shares
5.	Stock Option Plans
The Corporation follows a fair-value based method for valuing stock-based compensation that measures compensation cost at the grant date based on the fair value of the award.
The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted during the six months ended June 30, 2010 and 2009:

	2010	2009

Fair value, calculated	$1.65	$1.43
Exercise Price	$2.51	$2.46
Risk-free interest rate	3.61%	2.66%
Expected stock price volatility	51.62%	61.00%
Expected dividend yield	—	1.63%
Expected Life	10 years	10 years

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six- and three-month periods ended June 30, 2010 and 2009
A summary of the status of the Corporation’s stock option plans as of June 30, 2010 and December 31, 2009, and changes during the periods ending on those dates is presented below:

	Six months ended		Year ended
	June 30,		December 31,
	2010		2009
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of period	260,833	$10.59	260,703	$14.11

Granted	260,729	2.51	80,000	2.46
Exercised	—	—	—	—
Forfeited or Expired	(41,470)	15.27	(79,870)	13.96

Outstanding at end of period	480,092	$5.80	260,833	$10.59

Options exercisable at end of period	259,029	$8.24	235,451	$10.54

Weighted-average fair value of options granted during the period		$1.65		$1.43

The following information applies to options outstanding at June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.89 - $2.51	340,729	9.4	2.50	132,117	2.48
$8.92 - $9.75	24,014	6.8	9.00	15,394	9.05
$11.36 - $14.16	59,474	5.3	13.37	55,643	13.45
$14.55 - $17.17	55,875	3.9	16.45	55,875	16.45

	480,092	8.1	5.80	259,029	8.24
6.	Fair Value of Financial Instruments
Because it is a financial services corporation, the Corporation’s carrying value of certain financial assets and liabilities is impacted by the application of fair value measurements, either directly or indirectly. In certain cases, an asset or liability is measured and reported at fair value on a recurring basis, such as available-for-sale investment securities. In other cases, management must rely on estimates or judgments to determine if an asset or liability not measured at fair value warrants an impairment write-down or whether a valuation reserve should be established. Given the inherent volatility, the use of fair value measurements may have a significant impact on the carrying value of assets or liabilities, or result in material changes to the financial statements, from period to period.
The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six- and three-month periods ended June 30, 2010 and 2009
6.	Fair Value of Financial Instruments (continued)
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
Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At June 30, 2010 and December 31, 2009, the fair value of loan commitments was not material.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six- and three-month periods ended June 30, 2010 and 2009
6.	Fair Value of Financial Instruments (continued)
Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Financial assets
Cash and cash equivalents	$33,567	$33,567	$38,153	$38,153
Investment securities available for sale	38,396	38,396	55,950	55,950
Investment securities held to maturity	2,742	2,828	2,113	2,200
Loans held for sale	1,669	1,698	475	485
Loans receivable	680,238	662,238	659,022	646,990
Federal Home Loan Bank stock	29,888	29,888	29,888	29,888
Accrued interest receivable	3,659	3,659	3,979	3,979

Financial liabilities
Deposits	652,872	638,722	659,902	647,149
Advances from the Federal Home Loan Bank	108,111	113,458	97,291	101,924
Repurchase agreements	6,879	6,879	6,941	6,941
Subordinated debentures	5,000	4,799	5,000	4,768
Advances by borrowers for taxes and insurance	145	145	1,909	1,909
Accrued interest payable	1,646	1,646	1,669	1,669
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
The following table presents financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2010	Level 1	Level 2	Level 3
Securities available for sale
U.S. government sponsored enterprises	$4,083	$—	$4,083	$—
Corporate equity securities	96	—	96	—
Mortgage-backed securities	34,217	—	34,217	—

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six- and three-month periods ended June 30, 2010 and 2009
The following table presents financial assets and liabilities measured on a non-recurring basis:

	Fair Value Measurements at Reporting Date Using
					Change in fair value
	Balance @				for the period
(in thousands)	June 30, 2010	Level 1	Level 2	Level 3	ended
Impaired loans	$30,236			$30,236	$1,820
Real estate acquired through foreclosure	10,599			10,599	122

	Balance @
	December 31, 2009
Impaired loans	$25,982			$25,982	$13,081
Real estate acquired through foreclosure	9,660			9,660	945
Impaired loans, which are measured for impairment using the fair value of the collateral at June 30, 2010, had a carrying amount of $30.2 million, with a valuation allowance of $1.1 million, resulting in an additional provision for loan losses of $1.0 million during the first half of 2010.
Loans held for sale are originated on forward commitment contracts and are reported at the lower of cost or fair value. All loans held for sale at June 30, 2010, are secured by liens on 1-4 family residential properties.
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
7.	Recent Accounting Pronouncements
In July 2010, FASB issued a statement which expands disclosures about credit quality of financing receivables and allowance for credit losses. The standard will require the Corporation to expand disclosures about the credit quality of loans and the related reserves against them. The extra disclosures will include details on past due loans, credit quality indicators, and modifications of loans. The Corporation will adopt the standard beginning with our December 31, 2010 financial statements.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Forward Looking Statements
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which statements can be identified by the use of forward-looking terminology, such as may, might, could, would, believe, expect, intend, plan, seek, anticipate, estimate, project or continue or the negative thereof or comparable terminology. All statements other than statements of historical fact included in this document regarding our outlook, financial position and results of operation, liquidity, capital resources and interest rate sensitivity are forward-looking statements. The Corporation undertakes no responsibility to update or revise any forward-looking statements to reflect events or circumstances after the date on which the statement is made. These forward-looking statements also relate to, among other things:
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
Overview
Management’s Discussion and Analysis is intended to give stockholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data in the annual report. As used herein and except as the context may otherwise require, references to “Camco,” “the Corporation”, “we,” “us,” or “our” means, collectively, Camco Financial Corporation and its wholly owned subsidiaries, Advantage Bank and Camco Title Agency.
For the six months ended June 30, 2010, Camco reported net earnings of $348,000 compared to $237,000 of net earnings reported for the first half of 2009. Earnings per share for the six months ended June 30, 2010 and 2009, were $0.05 and $0.03, respectively.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
Overview (continued)
The following key items summarize the Corporation’s financial results during the 6 months ended June 2010:
•	Loans receivable increased $21.2 million as a result of strong commercial lending efforts
•	Total delinquencies have decreased $2.1 million
•	Net Interest Margin increased to 3.32% from 2.91% at December 31, 2009
•	Total deposits decreased $7.0 million, primarily due to the decrease in wholesale certificates of deposit
Discussion of Financial Condition Changes from December 31, 2009 to June 30, 2010
At June 30, 2010, Camco’s consolidated assets totaled $844.4 million, an increase of $1.7 million, or .2%, from December 31, 2009. The increase in total assets resulted primarily from increases in loans receivable which was offset partially by decreases in securities available for sale.
Cash and interest-bearing deposits in other financial institutions totaled $33.6 million at June 30, 2010, a decrease of $4.6 million, or 12.0%, from December 31, 2009. As noted in our annual report for fiscal year 2009, we have improved our liquidity position by reducing borrowings and will continue to utilize excess cash to reduce borrowings and originate new loans in the third quarter of 2010. However, additionally we have seen a decrease of $7.0 million, or 1.1%, in deposits which are primarily related to higher yielding wholesale certificates of deposits and public funds. We continue to price certificates of deposit specials and continue our efforts to retain our “core” customers. We have implemented a number of organizational and product development initiatives to increase commercial and small business checking accounts.
Securities totaled $41.1 million at June 30, 2010, a decrease of $16.9 million, or 29.1% from December 31, 2009. The decrease was attributable to principal repayments totaling $18.0 million offset partially by the purchases of $828,000 of securities for the six-month period ended June 30, 2010. Purchases were comprised of municipal bonds with an average yield of 4.26%. All of the securities purchased were classified as held to maturity.
Loans receivable, including loans held for sale, totaled $681.9 million at June 30, 2010, an increase of $22.4 million, or 3.4%, from December 31, 2009. The increase resulted primarily from loan disbursements totaling $129.4 million offset partially by principal repayments of $73.9 million and loan sales of $28.1 million. The volume of loans originated and purchased during the first six months of 2010 increased compared to the 2009 period by $1.7 million, or 1.3%, while the volume of loan sales decreased by $40.4 million, or 59.0%, period to period. The increase in outstanding loans during the six months ending June 30, 2010 occurred primarily in our commercial portfolios. While we have seen a slight increase in prepayments on residential mortgage loans, our ability to produce new residential mortgage loans has not been as strong as 2009. The reduction in residential real estate loan balances was intensified by the secondary market offering historically low long-term fixed rates during most of 2009, which resulted in significantly higher refinancing activity during that time period.
Loan originations during the six-month period ended June 30, 2010, included $77.1 million of commercial loans, $10.2 million in loans secured by one to four family residential real estate and $42.1 million in consumer and other loans. Our intent is to continue to service our communities in 1-4 family residential, consumer and commercial real estate lending in future periods.
During the first six months of 2010, we continued to execute our strategic plan to diversify the balance sheet by strategically working to increase our commercial and commercial real estate loan portfolios and improve our funding mix by reducing borrowings and increasing transaction-based deposits related to these commercial relationships.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
Discussion of Financial Condition Changes from December 31, 2009 to June 30, 2010 (continued)
We have continued the strategy of transforming our balance sheet toward commercial and consumer loans and in 2009 we increased our monitoring process and expanded our leadership in the commercial lending and underwriting teams in order to expand our product offerings and improve the execution of our relationship lending within our markets.
The following table details 30 — 89 days delinquent loans at:

	June 30,	December 31,
	2010	2009
	30 - 89 days	30 - 89 days
	delinquent	delinquent
Residential	$3,893	$4,818
Multifamily	1,539	79
Non Residential	273	2,693
Construction / development	5	534
Commercial	261	92
HELOC and second mortgage	1,962	2,020
Consumer and other	147	77

Total	$8,080	$10,313

Delinquency from the 30-89 days decreased due to transition to non accrual status (3 or more payments overdue) in the first half of 2010 and is depicted in the schedule on page 18.
The allowance for loan losses totaled $11.4 million and $16.1 million at June 30, 2010 and December 31, 2009, representing 26.6% and 44.2% of nonperforming loans, respectively, at those dates. Nonperforming loans (loans with three payments or more delinquent plus nonaccrual loans) totaled $42.6 million and $36.4 million at June 30, 2010 and December 31, 2009, respectively, constituting 6.15% and 5.40% of total loans receivable net, including loans held for sale, at those dates. Net charge-offs totaled $6.5 million for the first half of 2010.
The decrease in the allowance from December 31, 2009 to June 30, 2010 was significantly related to charge offs recognized in 2010 that were specific to certain impaired loans as of December 31, 2009, including one large loan. As previously disclosed, subsequent to year end, the Company became aware of a fraudulent commercial loan in our Cincinnati market totaling $2.8 million. Based on accounting standards, the Company evaluated the event which impacted our 2009 earnings. In the second quarter of 2010 the fraudulent loan was charged off using the specific allowance that was provided for at the end of 2009.
Management analyzes the allowance, historical loss activity, and qualitative factors impacting the loan portfolio and allowance on an on-going basis. As part of the analysis, the loan portfolio is segmented by risk characteristics so that the inherent risk in each segment is addressed in the calculation of the allowance for loan losses. Based on changes made in our processes and procedures, we believe commercial loans originated during 2010, totaling $65.0 million, do not contain the same inherent risk as our seasoned commercial portfolio and therefore the allowance for loan losses required for this segment of the portfolio is less than that provided for the rest of the commercial portfolio. This is due to the review and analysis of our historical loss experience and the fact that we have strengthened and revised our underwriting process. We have incorporated additional comprehensive analysis, along with tax return validation and guarantor liquidity verification as appropriate. The Bank has employed a cash flow and/or net worth covenant along with monthly borrowing base requirements as applicable in order to monitor performance on a timely basis. As an added strength, many of our guarantors often have sizeable personal liquidity and the Bank has employed personal liquidity minimums in credit agreements as appropriate.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
Discussion of Financial Condition Changes from December 31, 2009 to June 30, 2010 (continued)
Although we believe that the allowance for loan losses at June 30, 2010, is adequate to cover probable, incurred losses inherent in the loan portfolio at that date based upon the available facts and circumstances, there can be no assurance that additions to the allowance for loan losses will not be necessary in future periods, which could adversely affect operations. Unemployment rates in our markets, and Ohio in general, continues to be higher than the national average, and bankruptcy and foreclosure filings in Ohio are very high compared to the rest of the nation. Additionally, Ohio is experiencing declining values of residential real estate. However, Ohio in general has not experienced significant increases in home values over the past five years like many regions in the U.S., which should comparatively mitigate losses on loans. Nonetheless, these factors, compounded by a very uncertain national economic outlook, may increase the level of future losses beyond our current expectations.
The following table sets forth information with respect to Advantage’s nonaccrual and delinquent loans for the periods indicated.

	June 30,	March 31,	December 31,	December 31,	December 31,
	2010	2010	2009	2008	2007
	(Dollars in thousands)
Loans accounted for on nonaccrual basis:
Real estate:
Residential(1)	$25,282	21,287	$19,190	$20,616	$8,411
Multi-family	2,133	2,430	2,341	3,139	871
Nonresidential	7,994	7,747	3,857	18,057	6,908
Construction	4,175	4,587	4,382	8,603	5,568
Commercial	542	3,297	515	1,393	455
Home equity lines of credit	2,384	2,624	2,415	1,549	925
Consumer and other	133	145	148	127	857

Total nonaccrual loans	42,643	42,117	32,848	53,484	23,995
Accruing loans delinquent three months or more
Real estate:
Residential	—	—	—	44	1,520
Multi-family	—	155	—	—	—
Nonresidential	—	192	2,853	—	—
Construction	—	745	638	—	—
Commercial	—	110	110	—	—
Total loans 90 days past due and accruing	—	1,202	3,601	44	1,520

Total nonperforming loans	42,643	43,319	36,449	53,528	25,515

Other real estate owned	10,599	10,373	9,660	5,841	5,034

Total nonperforming assets	$53,242	53,692	$46,109	$59,369	$30,549

Allowance for loan losses	$11,358	15,821	$16,099	$15,747	$6,623

Nonperforming loans as a percent of total net loans (2)	6.15%	6.18%	5.40%	6.91%	3.13%
Nonperforming assets to total assets	6.31%	6.16%	5.19%	5.93%	2.99%
Allowances for loan losses as a percent of nonperforming loans	26.6%	36.5%	44.2%	29.4%	26.0%
Memo section:
Troubled debt restructurings
Loans and leases restructured and in compliance with modified terms	$3,721	17,894	$16,645	11,440	—

Loans and leases restructured and not in compliance with modified terms (included in non-accrual)	$16,792	9,978	$4,783	12,882	—

(1)	Includes loans secured by first and junior liens

(2)	Includes loans held for sale.
Nonaccrual status denotes loans greater than three payments past due, loans for which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet nonaccrual criteria as established by regulatory authorities.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
Discussion of Financial Condition Changes from December 31, 2009 to June 30, 2010 (continued)
Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.
The following table presents changes in Camco’s allowance for loan losses:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$16,099	$15,747
Charge-offs:
1-4 family residential real estate (1)	2,740	8,267
Multifamily & nonresidential real estate	706	9,664
Other Construction and Land	400	2,484
Consumer	9	20
Commercial	3,059	2,052
Agriculture Loans	—	41
Overdraft Protection	4	18

Total charge-offs	6,918	22,546

Recoveries:
1-4 family residential real estate (1)	170	445
Multifamily & nonresidential real estate	97	621
Other Construction and Land	3	—
Consumer	—	—
Commercial	102	22
Agriculture Loans	2	—
Overdraft Protection	4	18

Total recoveries	378	1,106

Net (charge-offs) recoveries	6,540	21,440

Provision for losses on loans	1,799	21,792

Balance at end of period	$11,358	$16,099

(1)	Includes home equity lines of credit
At June 30, 2010, the Corporation’s real estate owned (REO) consisted of 144 repossessed properties with a net book value of $10.6 million. Initial loss is recorded as a charge to the allowance for loan losses. The Corporation works with borrowers to avoid foreclosure if possible. If it becomes inevitable that a borrower will not be able to retain ownership of its property, the Corporation often seeks a deed in lieu of foreclosure in order to facilitate the recovery process.
Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The Corporation reflects costs to carry REO as period costs in operations when incurred. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property. As a result, real estate owned grew $939,000 during the six months of 2010. The strategy of pursuing deeds in lieu of foreclosure more aggressively should result in a reduction in the holding period for nonperforming assets and ultimately reduce economic losses.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
Discussion of Financial Condition Changes from December 31, 2009 to June 30, 2010 (continued)
Deposits totaled $652.9 million at June 30, 2010 a decrease of $7.0 million, or 1.1%, from the total at December 31, 2009. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009		Change
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$42,095	0.00%	$38,911	0.00%	3,184	0.00%
Interest-bearing demand	61,983	0.32	70,564	0.43	(8,581)	(0.11)
Money market	94,934	0.68	96,172	0.68	(1,238)	0.00
Savings	39,117	0.25	36,638	0.25	2,479	0.00
Certificates of deposit — retail	393,944	2.28	385,622	2.70	8,322	(0.42)
Certificates of deposit — brokered	20,799	3.34	31,995	3.19	(11,196)	0.15

Total deposits	$652,872	1.62%	$659,902	1.89%	(7,030)	(0.27)%

In early 2009, brokered deposits were used to reduce borrowings and improve the Bank’s liquidity position. However, we acknowledge that brokered deposits are not core, franchise-enhancing deposits, and we plan to continue with our current strategy of improving the long-term funding mix of the Bank’s deposit portfolio by aggregating small business, commercial and retail checking and depository accounts. We have implemented a number of organizational and product development initiatives designed to increase commercial and small business checking accounts.
Today’s interest rate environment coupled with our pricing strategy has resulted in a reduction in our higher cost certificates of deposit. Money market accounts have also decreased primarily due to our aggressive rate reduction in the first six months of 2010 as customers continue to look for better rates. This strategy has helped maintain our margin, and we believe that if we are able to maintain most of the certificates of deposit maturing in the remainder of 2010 the continuing decrease of rates will help to reduce our cost of funds further during the year based on our current expectation for interest rates.
Advances from the Federal Home Loan Bank (“FHLB”) and other borrowings totaled $120.0 million at June 30, 2010, a decrease of $10.8 million, or 9.8%, from the total at December 31, 2009. The decrease in borrowings was primarily due to utilizing cash from decreases in our investment portfolios. See “Liquidity and Capital Resources” for further discussion on our borrowings position.
Stockholders’ equity totaled $61.2 million at June 30, 2010, an increase of $710,000, or 1.2%, from December 31, 2009. The majority of the increase resulted from net earnings of $348,000, and lower interest rates which improved the fair value of our investment securities resulting in an increase in unrealized gains on available for sale securities, net of tax, of $193,000. This was coupled with entries relating to stock options of approximately $169,000.
Comparison of Results of Operations for the Six Months Ended June 30, 2010 and 2009
Camco’s net earnings for the six months ended June 30, 2010, totaled $348,000, an increase of $111,000, from the net earnings of $237,000 reported in the comparable 2009 period. On a per share basis, the net earnings during the first half of 2010 were $.05, compared to $.03 per share in the first half of 2009. The increase in earnings was primarily attributable to increased net interest income and a tax benefit offset partially by increased provision and decreased other income.
Net Interest Income
Net interest income totaled to $12.6 million for the six months ended June 30, 2010, an increase of $899,000, or 7.7%, compared to the six-month period ended June 30, 2009, generally reflecting the effects of a $113.3 million decrease in the average balance of interest bearing liabilities coupled with the average cost of funding decreasing by 60 basis points year to year. Net interest margin increased to 3.32% in the first half of 2010 compared to 2.71% at June 30, 2009.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
Comparison of Results of Operations for the Six Months Ended June 30, 2010 and 2009 (continued)
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

	2010			2009
	Average	Interest	Average	Average	Interest	Average
Six Months Ended June 30,	outstanding	earned	yield/	outstanding	earned	yield/
(Dollars in thousands)	balance	/ paid	rate	balance	/ paid	rate
Interest-earning assets:
Loans receivable (1)	$653,612	18,561	5.68%	$688,140	$20,613	5.99%
Securities	50,149	1,073	4.28%	89,560	1,819	4.06%
FHLB stock	29,888	671	4.49%	29,888	670	4.48%
Other Interest-bearing accounts	26,932	2	0.01%	58,579	19	0.06%

Total interest-earning assets	760,581	20,307	5.34%	866,167	23,121	5.34%

Noninterest-earning assets (2)	91,398			107,011

Total average assets	$851,979			$973,178

Interest-bearing liabilities:
Deposits	611,745	5,689	1.86%	683,191	8,420	2.46%
FHLB advances and other	124,813	1,989	3.19%	166,656	2,971	3.57%

Total interest-bearing liabilities	736,558	7,678	2.08%	849,847	11,391	2.68%

Noninterest-bearing deposits	41,399			37,975
Noninterest-bearing liabilities	13,182			13,301

				51,276

Total average liabilities	791,139			901,123
Total average shareholders’ equity	60,840			72,055

Total liabilities and shareholders’ equity	$851,979			$973,178

Net interest income/Interest rate spread		$12,629	3.26%		$11,730	2.66%

Net interest margin (3)			3.32%			2.71%

Average interest-earning assets to average interest-bearing liabilities			103.3%			101.9%

(1)	Includes loans held for sale. Loan fees are immaterial.

(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses

(3)	Net interest income as a percent of average interest-earning assets

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
Comparison of Results of Operations for the Six Months Ended June 30, 2010 and 2009 (continued)
Interest income on loans totaled $18.6 million for the six months ended June 30, 2010, a decrease of $2.1 million, or 10.0%, from the comparable 2009 period. This resulted primarily from a decrease in the average balance outstanding of $34.5 million in 2010 compared to the six months of 2009. A 31 basis point decrease in the average yield in the 2010 period also negatively impacted interest income on loans.
Interest income on securities totaled $1.1 million for the six months ended June 30, 2010, a decrease of $746,000, or 41.0%, from the first half of 2009. The decrease was due primarily to a $39.4 million, or 44.0%, decrease in the average balance outstanding in the first half of 2010 from the first half of 2009, offset partially by a 22 basis point increase in the average yield, to 4.28% for the 2010 period. The balance of investment and mortgage-backed securities portfolio has decreased in 2010 as some cash flows from maturities and principal payments received in 2010 were used to paydown borrowings and fund new loan originations.
Dividend income on FHLB stock increased by $1,000, or .2%, due primarily to a 1 basis point increase in the average yield, to 4.49% in 2010. Interest income on other interest-bearing accounts decreased $17,000, or 89.5% primarily due to a 5 basis point decrease in the average yield, to .01%. This decrease was driven by higher required compensating balances.
Interest expense on deposits totaled $5.7 million for the six months ended June 30, 2010, a decrease of $2.7 million, or 32.4%, compared to the same period in 2009 due primarily to a 60 basis point decrease in the average cost of deposits to 1.86% in the current period, coupled with a $71.4 million or 10.5%, decrease in average interest bearing deposits outstanding. While the cost of deposits was lower in the first half of 2010 compared to the comparable period in 2009, the cost in 2010 is expected to stabilize as rates are at historic low levels. However, the interest-bearing deposit portfolio continues to re-price certificates of deposit in 2010, which should slightly decrease costs further if rates continue to be at the current low levels. However, competitive pressures may limit our ability to reduce interest rates paid on deposits further.
Interest expense on borrowings totaled $2.0 million for the six months ended June 30, 2010 a decrease of $982,000, or 33.1%, from the same 2009 six-month period. The decrease resulted primarily from a $41.8 million, or 25.1%, decrease in the average borrowings outstanding coupled with a 38 basis point decrease in the average cost of borrowings to 3.19%.
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
Camco’s loan quality has been negatively impacted by worsening conditions within our market areas which has caused declines in real estate values and deterioration in the financial condition of some of our borrowers. During 2008, 2009 and the first half of 2010 these conditions led Camco to downgrade the loan quality ratings on various loans through our loan review process. In addition, some of our loans became under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral. As a result, Camco’s provision for loan losses, net charge-offs and nonperforming loans in 2008, 2009 and the first half of 2010 were significantly higher than historical levels. We have continued to focus on these assets, which has driven a decrease in classified assets in the second quarter of 2010. We intend to continue to put emphasis on the reduction of classified assets for the remainder of 2010.
Camco’s net loan charge-offs and provision for loan losses in recent quarters has been impacted by ongoing workout efforts on existing impaired loans. The efforts have included negotiating reduced payoffs and the sale of underlying collateral -or short sales coupled with charging down values to net realizable or fair value of the underlying collateral. Management believes these actions are prudent during the current economic environment.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
Comparison of Results of Operations for the Six Months Ended June 30, 2010 and 2009 (continued)
Based upon an analysis of these factors, the continued economic outlook and new production we increased the provision for losses on loans to $1.8 million for the six months ended June 30, 2010, compared to $1.4 million for the same period in 2009. We believe our loans are adequately reserved for probable losses inherent in our loan portfolio at June 30, 2010. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses.
We have included the following information with respect to impairment measurements relating to collateral-dependent loans for better understanding of our process and procedures relating to fair value of financial instruments:
•
Based on policy, a loan is typically deemed nonperforming once it has gone over 90 days delinquent. If supplementary information is received a review process is completed and due to the additional factors the loan may be considered impaired. Our management of the troubled credit will vary as will the timing of valuations, loan loss provision and charge offs based on a multitude of factors such as, cash flow of the business/borrower, responsiveness of the borrower, communication with the commercial banker, property inspections, property deterioration, and delinquency. Typically, a nonperforming, non-homogeneous collateral dependent loan will be valued and adjusted (if needed) within a 90 day period after determination of impairment. If impaired, the collateral is then evaluated and an updated appraisal is most typically ordered. Upon receipt of an appraisal or other valuation, we complete an analysis to determine if the impaired loan requires a specific reserve.

•
Camco’s credit risk management process consistently monitors key performance metrics across both the performing and non performing assets to identify any further degradation of credit quality. Additionally, impaired credits are monitored in weekly loan committee asset quality discussions, monthly Asset Classification Committee meetings and quarterly loan loss reserve reviews. Exposure projections are completed on a monthly basis to ensure that the current status of the troubled asset is understood and reported.

•
The Asset Classification Committee oversees the management of all impaired loans and any subsequent loss provision or chargeoff that is considered. When a loan is deemed impaired, the valuation is obtained to determine any loss that may be present as of the valuation date. Policy dictates that any differences from fair market value, less costs to sell, are to be recognized as loss during the current period (loan loss provision or chargeoff). Any deviations from this policy will be identified by amount and contributing reasons for the policy departure during our quarterly reporting process.

•
Camco’s policies dictate that an impaired loan subject to partial chargeoff will remain in a nonperforming status until it is brought current. Typically, this occurs when a loan is paid current and completes a period of on-time payments that demonstrate that the loan can perform. Camco monitors through various system reports loans for which terms have been modified, identifying troubled debt restructures, modifications, and renewals.

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
A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectability of the Bank’s loan portfolio. Nonperforming assets totaled $53.2 million at June 30, 2010, compared to $46.1 million from December 31, 2009. Additionally net charge offs increased $4.8 million to a total of $6.5 million at June 30, 2010 compared to $1.7 million at June 30, 2009.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
Comparison of Results of Operations for the Six Months Ended June 30, 2010 and 2009 (continued)
Other Income
Other income totaled $3.3 million for the six months ended June 30, 2010 a decrease of $905,000, or 21.4%, from the comparable 2009 period. The decrease in other income was primarily attributable to a decrease of $283,000 in gain on sale of loans and a $363,000 decrease in the valuation of mortgage servicing rights coupled with a $245,000 decrease in rent and other.
The decrease in gain on sale and valuation of mortgage servicing rights was due to decreased sales of $40.4 million from the comparable period in 2009.
The decrease in rent and other was due to decreased fee income generated by Camco Title Agency related to decreased production levels in 2010 and decreased insurance fees that are no longer offered by Advantage Bank.
General, Administrative and Other Expense
General, administrative and other expense totaled $13.9 million for the six months ended June 30, 2010 an increase of $20,000 or .1%, from the comparable period in 2009. The increase in general, administrative and other expense was due primarily to an increase of $313,000 in professional services and $114,000 in employee compensation and benefits. These increases were partially offset by a decrease of $127,000 in advertising, and $120,000 in postage, supplies and office expenses.
The increase in professional services relates to legal expenses incurred relating to classified commercial assets and safeguarding of assets. Employee compensation and benefits increased primarily due to incentives related to increased commercial originations.
The decrease in advertising, postage supplies and office expenses was primarily due to 2009 including additional incurred expenses related to the termination of a merger and additional re-advertising of our branches and brand and re-ordering of pre-printed materials and supplies to regular inventory levels.
Federal Income Taxes
The provision for federal income taxes totaled $(115,000) for the six months ended June 30, 2010. Tax credits related to our investment in affordable housing partnerships totaled $149,000 in 2010. Additionally, the tax-exempt character of earnings on bank-owned life insurance supplements the difference between the effective rate of tax benefits and the statutory corporate tax rate for the period.
Comparison of Results of Operations for the Three Months Ended June 30, 2010 and 2009
Camco’s net earnings for the three months ended June 30, 2010, totaled $219,000, an increase of $217,000, from the net earnings of $2,000 reported in the comparable 2009 period. On a per share basis, the net earnings during the second quarter of 2010 were $.03, compared to $.00 net earnings during the second quarter of 2009. The increase in earnings was primarily attributable to increased net interest income and tax benefits offset partially by decreased other income.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
Comparison of Results of Operations for the Three Months Ended June 30, 2010 and 2009 (continued)
Net Interest Income
Net interest income amounted to $6.4 million for the three months ended June 30, 2010, an increase of $489,000, or 8.3%, compared to the three-month period ended June 30, 2009, generally reflecting the effects of a $105.8 million decrease in the average balance of interest bearing liabilities coupled with the average cost of funding decreasing by 53 basis points year to year. Net interest margin increased to 3.39% for the current quarter compared to 2.82% in the second quarter of 2009.
The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. Balances are based on the average of month-end balances which, in the opinion of management, do not differ materially from daily balances.
AVERAGE BALANCE, YIELD, RATE AND VOLUME DATA

	2010			2009
	Average	Interest	Average	Average	Interest	Average
Three Months Ended June 30,	outstanding	earned	yield/	outstanding	earned	yield/
(Dollars in thousands)	balance	/ paid	rate	balance	/ paid	rate
Interest-earning assets:
Loans receivable (1)	$651,552	$9,281	5.70%	$671,688	$10,046	5.98%
Securities	44,952	495	4.40%	86,386	844	3.91%
FHLB stock	29,888	332	4.44%	29,888	332	4.44%
Other Interest-bearing accounts	25,155	1	0.02%	47,217	12	0.10%

Total interest-earning assets	751,547	10,109	5.38%	835,179	11,234	5.38%

Noninterest-earning assets (2)	99,262			124,573

Total average assets	$850,809			$959,752

Interest-bearing liabilities:
Deposits	610,144	2,744	1.80%	680,782	3,948	2.32%
FHLB advances and other	126,367	992	3.14%	154,066	1,402	3.64%

Total interest-bearing liabilities	736,511	3,736	2.03%	842,348	5,350	2.56%

Noninterest-bearing deposits	42,124			37,391
Noninterest-bearing liabilities	11,148			15,280

Total average liabilities	789,783			887,519
Total average shareholders’ equity	61,026			72,233

Total liabilities and shareholders’ equity	$850,809			$959,752

Net interest income/Interest rate spread		$6,373	3.35%		$5,884	2.82%

Net interest margin (3)			3.39%			2.82%

Average interest-earning assets to average interest-bearing liabilities			102.0%			108.1%

(1)	Includes loans held for sale. Loan fees are immaterial.

(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses.

(3)	Net interest income as a percent of average interest-earning assets.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
Comparison of Results of Operations for the Three Months Ended June 30, 2010 and 2009 (continued)
Interest income on loans totaled $9.3 million for the three months ended June 30, 2010, a decrease of $765,000, or 7.6%, from the comparable 2009 period. The decrease resulted primarily from a decrease in the average balance outstanding of $20.1 million in 2010 compared to the same three months of 2009. A 28 basis point decrease in the average yield in the 2010 period also negatively impacted interest income on loans.
Interest income on securities totaled $495,000 for the three months ended June 30, 2010, a decrease of $349,000, or 41.4%, from the second quarter of 2009. The decrease was due primarily to a $41.4 million, or 48.0%, decrease in the average balance outstanding in the second quarter of 2010 from the second quarter of 2009, offset partially by a 49 basis point increase in the average yield to 4.40% for the 2010 period.
Interest expense on deposits totaled $2.7 million for the three months ended June 30, 2010, a decrease of $1.2 million, or 30.5%, compared to the same period in 2009 due primarily to a 52 basis point decrease in the average cost of deposits to 1.80% in the current quarter, coupled with a $70.6 million, or 10.4%, decrease in average interest bearing deposits outstanding. While the cost of deposits was lower in 2010 compared to the same period in 2009, the cost in 2010 is expected to stabilize as rates are at their lowest levels. However, the interest-bearing deposit portfolio continues to re-price certificates of deposit in 2010, which should slightly decrease costs further if rates continue to be at the current low levels. However, competitive pressures may limit our ability to reduce interest rates paid on deposits further.
Interest expense on borrowings totaled $992,000 for the three months ended June 30, 2010 a decrease of $410,000, or 29.2%, from the same 2009 three-month period. The decrease resulted primarily from a $27.7 million, or 18.0%, decrease in the average borrowings outstanding coupled by a 50 basis point decrease in the average cost of borrowings to 3.14%.
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
Based upon an analysis of these factors and the continued uncertain economic outlook, we added $894,000 to the provision for losses on loans for the three months ended June 30, 2010, compared to $790,000 for the same period in 2009. We believe our classified loans are adequately reserved for probable, incurred losses inherent in our loan portfolio at June 30, 2010. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses on classified assets in the future.
Other Income
Other income totaled $1.6 million for the three months ended June 30, 2010 a decrease of $660,000, or 29.2%, from the comparable 2009 period. The decrease in other income was primarily attributable to a decrease of $333,000 in valuation of mortgage servicing rights, a $193,000 decrease in late charges rent and other and a $143,000 decrease in gain on sale of loans.
The decrease in mortgage servicing rights and gain on sale was due to decreased sales of $26.6 million from the comparable period in 2009. The decrease in rent and other was due to decreased revenue earned at our title agency and fees related to insurance that is no longer offered by the Bank.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
Comparison of Results of Operations for the Three Months Ended June 30, 2010 and 2009 (continued)
General, Administrative and Other Expense
General, administrative and other expense totaled $7.0 million for the three months ended June 30, 2010 an increase of $82,000 or 1.2%, from the comparable period in 2009. The overall increase in general, administrative and other expense included increases in real estate owned and other expenses, loan and deposit expenses, professional services and employee compensation. The increases were partially offset by decreases in FDIC insurance, advertising and postage, supplies and office expenses.
The increase in real estate owned and professional services is reflective of the increased real estate owned portfolio and expenses related to ownership such as real estate taxes, upkeep of properties and legal proceedings. These expenses were coupled with the falling real estate values that have negatively impacted our portfolio values and caused additional write downs to fair market values. Employee compensation has increased due to additional incentives related to commercial originations and production.
The decrease in FDIC insurance premium is reflective of additional expense in 2009 related to an industry-wide FDIC special assessment. The decrease in advertising and postage, supplies and office expenses was primarily due to 2009 incurring additional expenses related to the termination of the merger. The termination required additional re-advertising of our branches and brand coupled with re-ordering pre-printed materials and supplies to regular inventory levels.
Federal Income Taxes
The provision for federal income tax benefit totaled $(113,000) for the three months ended June 30, 2010, a decrease of $574,000, compared to the three months ended June 30, 2009. This decrease was related to 2009 including the surrender of bank owned life insurance which moved us into compliance with regulatory guidance.
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
Camco is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Ohio statutes impose certain limitations on the payment of dividends and other capital distributions by banks. Generally, absent approval of the Ohio Division of Financial Institutions (“Ohio Division”), such statutes limit dividend and capital distributions to earnings of the current and two preceding years. Currently, a consent order Advantage entered into with the DFIC and Ohio Division in July 2009 prohibits the Bank from paying a dividend to Camco without prior approval of the FDIC and Ohio Division. Camco currently has $5.0 million outstanding trust preferred securities with a maturity date of 2037. In an effort to preserve capital, Camco is currently exercising its right to defer interest payments on these securities. Camco’s agreement regarding these securities provides for a deferment of interest payment for up to 20 consecutive quarters without default. Based on notification received from the Federal Reserve Board of Governors (“FRB”) on April 30, 2009, Camco was required to exercise this provision to defer interest payments and has deferred a total of five quarters as of June 30, 2010. If the Corporation desires to raise funds in the future, it may consider engaging in further offerings of preferred securities, debentures or other borrowings as well as issuance of capital stock, but any such strategic decisions would require regulatory approval. Further, as a result of entering into a Memorandum of Understanding with the FRB on March 4, 2009 (see below), we are prohibited from paying dividends to our stockholders without first obtaining the approval of the FRB. Our ability to pay dividends to stockholders is dependent on our net earnings. A decline in earnings, increases in loan losses, or higher regulatory capital reserve requirements may jeopardize our ability to pay dividends in the future.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
Liquidity and Capital Resources (continued)
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
We monitor and assess liquidity needs daily in order to meet deposit withdrawals, loan commitments and expenses. Camco’s liquidity contingency funding plan identifies liquidity thresholds and red flags that may evidence liquidity concerns. The contingency plan details specific actions to be taken by management and the Board of Directors. It also identifies sources of emergency liquidity, both asset and liability-based, should we encounter a liquidity crisis. In conjunction with the Corporation’s asset/liability and interest rate risk management activities, we actively monitor liquidity risk and analyze various scenarios that could impact or impair Camco’s ability to access emergency funding during a liquidity crisis.
The primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.
A significant portion of the Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents. The Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati which provide an additional source of funds. At June 30, 2010, The Bank had $108.1 million in advances from the FHLB of Cincinnati with an additional $34.1 million available to borrow.
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
Approximately $247.9 million of the Corporation’s certificate of deposit portfolio is scheduled to mature during 2010. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
Liquidity and Capital Resources (continued)
The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of June 30, 2010.

	Payments due by period
	Less			More
	Than	1-3	3-5	Than
	1 year	Years	years	5 years	Total
	(In thousands)

Contractual obligations:
Operating lease obligations	$179	571	362	175	1,287
Advances from the Federal Home Loan Bank	18,000	53,000	10,450	26,661	108,111
Certificates of deposit	247,871	121,524	45,348	—	414,743
Repurchase agreements	6,879	—	—	—	6,879
Subordinated debentures (1)	—	—	—	5,000	5,000
Ohio Equity Funds for Housing	781	205	289	137	1,412
Amount of commitments expiration per period
Commitments to originate loans:
Revolving, open-end lines	$50,775	—	—	—	50,775
Not secured by real estate	14,759	—	—	—	14,759
1-4 family residential construction	13,401	—	—	—	13,401
Commercial real estate, other construction loan and land development loans	13,628	—	—	—	13,628
Other unused commitments	10,807	—	—	—	10,807
Stand by letters of credit	397	—	—	—	397

Total contractual obligations	$377,477	175,300	56,449	31,973	641,199

(1)	The subordinated debentures are redeemable, at Camco’s option, as of September 15, 2009. The debentures mature on September 15, 2037.
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

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
Liquidity and Capital Resources (continued)
Camco and Advantage are required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2010, both companies exceeded all minimum regulatory capital requirements to be considered “well-capitalized.” The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at June 30, 2010:

					To be “well-
					capitalized”
					under prompt
			For capital		corrective action
	Actual		Adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$72,803	11.05%	≥$52,702	≥ 8.0%	≥$65,877	10.0%
Advantage Bank	$68,315	10.39%	≥$52,585	≥ 8.0%	≥$65,730	10.0%

Tier I capital to risk-weighted assets:
Camco Financial Corporation	$64,548	9.80%	≥$26,351	≥ 4.0%	≥$39,526	6.0%
Advantage Bank	$60,060	9.14%	≥$26,292	≥ 4.0%	≥$39,438	6.0%
Tier I leverage to average assets:
Camco Financial Corporation	$64,548	7.56%	≥$34,164	≥ 4.0%	≥$42,705	5.0%
Advantage Bank	$60,060	7.07%	≥$33,988	≥ 4.0%	≥$42,485	5.0%
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

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
Liquidity and Capital Resources (continued)
Advantage entered into a Consent Agreement with the FDIC and the Ohio Division that provided for the issuance of an order by the FDIC and the Ohio Division, which order was executed by the FDIC and Ohio Division on July 31, 2009 (the “Bank Agreement”). The Bank Agreement requires Advantage to, among other things, (i) increase its Tier 1 risk based capital to 8%; and (ii)seek regulatory approval prior to declaring or paying any cash dividend. As a result of the Bank Agreement, Advantage is disqualified as a public depository under Ohio law and will incur higher premiums for FDIC insurance of its accounts.
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
There has been no material change in the Corporation’s market risk since the Corporation’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.

ITEM 4: Controls and Procedures
Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Camco’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures are effective.
In the 2nd quarter of 2010, Camco took the following remedial actions to correct the deficiency in internal control that was considered to be a material weakness at December 31, 2009:
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
ITEM 1A. Risk Factors
The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may adversely affect our business, financial condition and results of operations.
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). This new law will significantly change the regulation of financial institutions and the financial services industry. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on our company will not be known for months and even years.
Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than ours, and some will affect only institutions with different charters than ours or institutions that engage in activities in which we do not engage. Among the changes to occur pursuant to the Dodd-Frank Act that can be expected to have an effect on our business are the following:
•	the Dodd-Frank Act creates a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;
•	new capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and any new trust preferred securities will no longer count toward Tier I capital;
•	the federal law prohibition on the payment of interest on commercial demand deposit accounts will be eliminated effective in July 2011;
•
the standard maximum amount of deposit insurance per customer is permanently increased to $250,000, and non-interest bearing transaction accounts will have unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums will be expanded to include liabilities other than just deposits; and
•
new corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices, including requiring companies to “claw back” incentive compensation under certain circumstances, to provide shareholders the opportunity to cast a non-binding vote on executive compensation, and to consider the independence of compensation advisers, and new executive compensation disclosure requirements.

Although it is impossible for us to predict at this time all the effects the Dodd-Frank Act will have on us and the rest of our industry, it is possible that our interest expense could increase and deposit insurance premiums could change, and steps may need to be taken to increase qualifying capital. We expect that our operating and compliance costs will increase and could adversely affect our financial condition and results of operations.
Other than the risk factor set forth above, there have been no material changes in risk factors from those disclosed in the Corporation’s 10-K for the year ended December 31, 2009. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Corporation. Additional risks and uncertainties not currently known to the Corporation or that management currently deems to be immaterial also may materially adversely affect the Corporation’s business, financial condition and / or operating results. Moreover, the Corporation undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made ay any time by the Corporation or any of its directors, officers, employees or other representatives, unless and until any such revisions or updates are expressly required to be disclosed by securities laws or regulations.

ITEM 1A. Risk Factors (continued)

We are subject to examination and challenges by bank regulators that may materially adversely affect our financial condition and results of operations.
In the normal course of business, Camco and the Bank are routinely subject to examination by the FRB, FDIC and Ohio Division regarding our operations, policies, procedures and financial performance, including management’s decisions regarding the allowance for loan losses. In the current economic environment, regulators have become increasingly critical of financial institutions’ evaluation of the adequacy of their allowance for loan losses. Although our management utilizes many factors in performing its evaluation, the determination of whether or not the allowance is adequate at any point in time is ultimately based on management’s current judgment. While management believes that our allowance for loan losses are adequate at this time, the FRB, FDIC or Ohio Division may disagree.
Any challenge or examination by the FRB, FDIC or Ohio Division regarding the adequacy of our allowance for loan losses may require us to increase the allowance as part of their examination process. If the bank regulatory authorities require us to increase the allowance for loan losses as a part of their examination process, our financial condition and results of operations, including earnings and capital, could be significantly and adversely affected.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) Not applicable
ITEM 3. Defaults Upon Senior Securities
Not applicable
ITEM 4. (Removed and Reserved)
ITEM 5. Other Information

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
(e) At Camco’s 2010 Annual Meeting of Stockholders held on May 25, 2010, Camco’s stockholders approved the Camco 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan replaces the Camco Financial Corporation 2002 Equity Incentive Plan (the “Prior Plan”). All awards outstanding under the Prior Plan will remain in effect in accordance with their respective terms.
A total of 831,246 shares of common stock may be issued pursuant to the grant of awards under the 2010 Plan using treasury shares, authorized but unissued shares or shares purchased by Camco on the open market. The 2010 Plan will terminate on May 25, 2020, unless earlier terminated in accordance with the terms of the 2010 Plan.
The 2010 Plan provides for the award of nonqualified stock options, incentive stock options, stock appreciation rights, restricted common shares, other stock-based awards, and performance-based awards to directors and employees, including officers, of Camco. The selection of employees for awards and the timing, terms and conditions of such awards are subject to the discretion of the Compensation Committee of Camco.
The 2010 Plan may be terminated, suspended or amended by the Board of Directors of Camco or the Compensation Committee without stockholder approval unless the amendment materially increases the benefits accruing to participants, materially increases the aggregate number of common shares authorized for grant under the 2010 Plan, materially modifies the eligibility requirements for participation or is required to satisfy certain securities laws or regulations, the Internal Revenue Code, or the rules of the applicable securities exchange, market or quotation system.
A description of the material terms of the 2010 Plan was included in Camco’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 19, 2010. The 2010 Plan was filed as Exhibit A thereto, and is incorporated herein by reference.

ITEM 6. Exhibits

Exhibit 10	Camco 2010 Equity Plan	Incorporated by reference to Camco’s 2010 S-8 filed, Exhibit 4.1

Exhibit 31(i)	Section 302 certification by Chief Executive Officer

Exhibit 31(ii)	Section 302 Certification by Chief Financial Officer

Exhibit 32(i)	Section 1350 certification by Chief Executive Officer

Exhibit 32(ii)	Section 1350 certification by Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMCO FINANCIAL CORPORATION (Registrant)
Date: August 12, 2010	By:	/s/ James E. Huston
James E. Huston
Chief Executive Officer

Date: August 12, 2010	By:	/s/ James C. Brundrett
James C. Brundrett
Chief Financial Officer