Form 10-Q/A
period 2010-06-30
CAMCO FINANCIAL CORP
filed 2010-11-09
CIK 16614

FORM 10-Q/A
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
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2010, the latest practicable date, 7,205,595 shares of the registrant’s common stock, $1.00 par value, were outstanding.

Camco Financial Corporation

Camco Financial Corporation
Quarterly Report on Form 10-Q/A for the period ended June 30, 2010
EXPLANATORY NOTE
Camco Financial Corporation (the “Company”) is filing this Amendment No. 1 (“Amended Report”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 16, 2010 (the “Original Report”), to restate the Company’s unaudited consolidated financial statements for the quarterly period ended June 30, 2010 and amend related disclosures in the Selected Financial Data and Management’s Discussion and Analysis.
As previously disclosed in the Company’s Form 8-K filing on October 27, 2010, on October 26, 2010, the Board of Directors of the Company, in consultation with management and after working with our regulators, the Federal Reserve Bank of Cleveland (“FRB”), and Advantage Bank’s (“Bank”) regulators, the FDIC and Ohio Department of Financial Institutions, determined that the previously issued unaudited consolidated financial statements for the quarter ended June 30, 2010, contained in the Original Report should be restated to reflect an additional provision for losses on loans of $4.3 million. Accordingly, the previously issued consolidated financial statements for such period could no longer be relied upon.
The Company hereby amends Part 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to reflect a restatement of the financial statements in connection with the following:
•
The Company’s net loss after tax for the three months ended June 30, 2010, is $4.1 million compared to earnings of $219,000. Loss per basic share for the second quarter of 2010 is $(.57), compared to the originally reported earnings per share of $.03. Due to the adjustments to the financial results for the second quarter of 2010, the Company’s after tax net loss for the six months ended June 30, 2010, is $4.0 million compared to net earnings of $348,000. Loss per basic share for the six months ended 2010 is $(.55), compared to the originally reported basic earnings per share of $.05.

•
The provision for losses on loans for the second quarter of 2010 increased from $894,000 to $5.2 million. As a result of the increased provision for loan losses, the allowance for loan losses as of June 30, 2010 increased to $15.7 million, or 36.8% of non performing loans, compared to the originally reported amount of $11.4 million, or 26.6% of non performing loans.

•	Loans receivable net declined to $675.9 million from the previously reported level of $680.2 million and total assets declined to $840.1 million from the previously reported level of $844.4 million.

•	Total stockholders’ equity at June 30, 2010 declined $4.3 million to $56.9 million from $61.2 million.
The Board of Directors has discussed the matters disclosed in the report on Form 8-K with Plante & Moran, PLLC, which serves as our independent registered public accounting firm.
For the specific line items restated and a more detailed description of the changes made in this restatement See Part 1, Item 8, “Restatement of Previously Issued Financial Statements”.

Camco Financial Corporation
Quarterly Report on Form 10-Q/A for the period ended June 30, 2010
EXPLANATORY NOTE
Further discussion regarding the Bank’s allowance for loan loss methodology, nonaccrual and other problem loans, and the establishment of the valuation allowance for deferred tax assets can be found in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
While we are amending only certain portions of our Original Report, for convenience and ease of future reference, we are filing the entire Quarterly Report for the quarter ended June 30, 2010, in this Amended Report.
This Amended Report also includes currently-dated certifications from the Company’s Chief Executive Officer and Principal Financial Accounting Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The Company has not modified or updated disclosures presented in the Original Report, except as required to specifically reflect the effects of the restatement in the Amended Report. Accordingly, this Amended Report does not reflect other events occurring after the Original Report, nor does it modify or update those disclosures affected by other subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Report.

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
	(As Restated)
ASSETS

Cash and due from banks	$18,033	$20,490
Interest-bearing deposits in other financial institutions	15,534	17,663

Cash and cash equivalents	33,567	38,153
Securities available for sale, at fair value	38,396	55,950
Securities held to maturity, at cost, approximate fair value of $2,828 and $2,200 as of June 30, 2010 and December 31, 2009, respectively	2,742	2,113
Loans held for sale — at lower of cost or fair value	1,669	475
Loans receivable — net	675,920	659,022
Office premises and equipment — net	10,450	10,870
Real estate acquired through foreclosure	10,599	9,660
Federal Home Loan Bank stock — at cost	29,888	29,888
Accrued interest receivable	3,659	3,979
Mortgage servicing rights — at lower of cost or fair value	4,339	4,433
Prepaid expenses and other assets	5,420	5,712
Cash surrender value of life insurance	19,029	18,838
Prepaid and refundable federal income taxes	4,384	3,562

Total assets	$840,062	$842,655

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$652,872	$659,902
Other Borrowings	11,879	11,941
Advances from the Federal Home Loan Bank and other borrowings	108,111	97,291
Advances by borrowers for taxes and insurance	145	1,909
Accounts payable and accrued liabilities	10,149	11,098

Total liabilities	783,156	782,141

Commitments	—	—

Stockholders’ equity:
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 14,900,000 shares; 8,884,509 shares issued at June 30, 2010 and December 31, 2009	8,885	8,885
Additional paid-in capital	60,262	60,124
Retained earnings	10,725	14,695
Accumulated other comprehensive income net of related tax effects	1,242	1,049
Unearned compensation; 50,000 shares	(94)	(125)
Treasury stock — 1,678,913 shares at June 30, 2010 and December 31, 2009, at cost	(24,114)	(24,114)

Total stockholders’ equity	56,906	60,514

Total liabilities and stockholders’ equity	$840,062	$842,655

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
(unaudited)	2010	2009	2010	2009
	(As Restated)		(As Restated)
Interest income
Loans	$18,561	$20,613	$9,281	$10,046
Investment securities	1,073	1,819	495	844
Other interest-earning accounts and dividends	673	689	333	344

Total interest and dividend income	20,307	23,121	10,109	11,234

Interest expense
Deposits	5,689	8,420	2,744	3,948
Borrowings	1,989	2,971	992	1,402

Total interest expense	7,678	11,391	3,736	5,350

Net interest income	12,629	11,730	6,373	5,884

Provision for losses on loans	6,117	1,438	5,212	790

Net interest income after provision for losses on loans	6,512	10,292	1,161	5,094

Other income
Rent and other	737	982	328	521
Loan servicing fees	637	632	320	316
Service charges and other fees on deposits	1,116	1,071	598	570
Gain on sale of loans	490	773	261	404
Mortgage servicing rights — Net	(94)	269	(124)	209
Income on cash surrender value life insurance	435	494	220	238
Gain on sale of mortgage-backed securities and fixed assets	(1)	4	(1)	4

Total other income	3,320	4,225	1,602	2,262

General, administrative and other expense
Employee compensation and benefits	6,654	6,540	3,269	3,064
Occupancy and equipment	1,485	1,543	743	761
Federal deposit insurance premium	1,036	1,061	558	779
Data processing	566	614	286	307
Advertising	170	297	89	125
Franchise taxes	534	582	269	314
Postage, supplies and office expenses	567	687	274	327
Travel, training and insurance	176	138	98	73
Professional services	1,171	858	596	414
Real estate owned and other expenses	831	829	409	555
Loan and deposit expenses	727	748	384	174

Total general, administrative and other expenses	13,917	13,897	6,975	6,893

Earnings (loss) before federal income tax expense (benefit)	(4,085)	620	(4,212)	463

Total federal income tax expense (benefit)	(115)	383	(113)	461

NET EARNINGS (LOSS)	$(3,970)	$237	$(4,099)	$2

EARNINGS (LOSS) PER SHARE

Basic	$(.55)	$.03	$(.57)	$.00

Diluted	$(.55)	$.03	$ .(.56)	$.00

Dividends declared per share	.00	.02	.00	.01

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Six months ended		Three months ended
	June 30,		June 30,
(unaudited)	2010	2009	2010	2009
	(As Restated)		(As Restated)
Net earnings (loss)	$(3,970)	$237	$(4,099)	$2

Other comprehensive income, net of tax:
Unrealized holding gains (losses) during the period, net of tax effects $99 and$(8), $64 and $(122) for the respective periods	193	(16)	125	(237)

Comprehensive income (loss)	$(3,777)	$221	$(3,974)	$(235)

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(In thousands)

(unaudited)	2010	2009
	(As Restated)
Cash flows from operating activities:
Net earnings (loss) for the period	$(3,970)	$237
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Amortization of deferred loan origination fees	67	242
Amortization of premiums and discounts on investment and mortgage-backed securities — net	8	(30)
Amortization of mortgage servicing rights — net	546	459
Depreciation and amortization	628	546
Provision for losses on loans	6,117	1,438
Stock option expense	138	228
Provision for losses on REO	192	321
Loss on sale of real estate acquired through foreclosure	30	15
Restricted stock / unearned compensation	31	31
(Gain) loss on sale of investments and fixed assets	1	(4)
Gain on sale of loans	(490)	(773)
Loans originated for sale in the secondary market	(29,293)	(71,732)
Proceeds from sale of loans in the secondary market	28,589	69,320
Net increase in cash surrender value of life insurance	(351)	(411)
Increase (decrease) in cash due to changes in:
Accrued interest receivable	320	412
Prepaid expenses and other assets	(629)	(229)
Accrued interest and other liabilities	(949)	(943)

Net cash provided by (used in) operating activities	985	(873)

Cash flows provided by (used in) investing activities:
Principal repayments, maturities on securities held to maturity	195	11,224
Principal repayments, maturities on securities available for sale	17,842	33,396
Purchase of investment securities designated as available for sale	—	(24,019)
Purchase of investment securities designated as held to maturity	(828)	—
Loan principal repayments	73,863	111,338
Loan disbursements and purchased loans	(100,079)	(55,964)
Proceeds from sale of office premises and equipment	10	4
Proceeds from surrender of bank owned life insurance	160	4,460
Additions to office premises and equipment	(219)	(106)
Proceeds from sale of real estate acquired through foreclosure	1,521	2,514

Net cash provided by (used in) investing activities	(7,535)	82,847

Net cash provided by (used in) operating and investing activities (balance carried forward)	(6,550)	81,974

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the six months ended June 30,
(In thousands)

(unaudited)	2010	2009
	(As Restated)
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
For the six- and three-month periods ended June 30, 2010 and 2009 (As Restated)
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
2.	Loans and Related Allowance for Loan Losses:
The Bank’s allowance for loan losses as a percentage of total loans was 2.39% as of June 30, 2010, including the increase resulting from the effects of this restatement and reflects directional consistency from 2.38% as of December 31, 2009, See Item 2 Managements Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the “Provisions for Losses on Loans”. Management believes that the allowance for loan losses at June 30, 2010 is adequate after considering the specific categories of loans, specific categories of classified loans and individual classified assets. The adequacy of the ALLL is determinable only on an approximate basis, since estimates and qualitative factors are used in the process. Although management believes the allowance for loan loss is adequate, there is no assurance that at any given period the Company will not sustain charge-offs that are substantial in relation to the size of the allowance.
A continued decline in current economic conditions and the declining interest rates have had an effect on the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general.
3.	Principles of Consolidation
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

The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable, incurred losses inherent in the loan portfolio at the balance sheet dates presented. Our evaluation of the adequacy of the allowance for loan losses is an estimate based on management’s current judgment about the credit

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six- and three-month periods ended June 30, 2010 and 2009 (As Restated)
Allowance for Loan Losses (continued)
quality of the loan portfolio. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions. Also considered as part of that judgment is a review of the Bank’s trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and economic factors. While we strive to reflect all known risk factors in our evaluations, actual results may differ significantly from our estimates.
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
Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. The interest rate for float, which we estimate, takes into consideration the investment portfolio average yield as well as current short duration investment yields. We believe this methodology provides a reasonable estimate. Mortgage loan prepayment speeds are calculated by the third party provider utilizing the Economic Outlook as published by the Office of Chief Economist of Freddie Mac in estimating prepayment speeds and provides a specific scenario with each evaluation. Based on the assumptions discussed, pre-tax projections are prepared for each pool of loans serviced. These earnings figures approximate the cash flow that could be received from the servicing portfolio. Valuation results are presented quarterly to management. At that time, we review the information and MSRs are marked to the lower of amortized cost or fair value for the current quarter
Deferred Income Taxes
Camco recognizes expense for federal income taxes currently payable as well as for deferred federal taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as loss carry forwards and tax credit carry forwards. Realization of a deferred tax asset is dependent upon generating sufficient taxable income in either the carry forward or carries back periods to cover net operating losses generated by the reversal of temporary differences. A valuation allowance is provided by way of a charge to income tax expense if it is determined that it is more likely than not that some or all of the deferred tax asset will not be realized. If different assumptions and conditions were to prevail, the valuation allowance may not be adequate to absorb unrealized deferred taxes and the amount of income taxes payable may need to be adjusted by way of a charge or credit to expense. Furthermore, income tax returns are subject to audit by the IRS. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. Camco believes it has adequately accrued for all probable income taxes payable. Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future event.

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
Basic earnings per common share are computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation’s stock option plans. The computations are as follows:

	For the six months ended		For the three months ended
	June 30,		June 30,
“In thousands, except per share data”	2010	2009	2010	2009
	As Restated		Restated

BASIC:
Net Earnings (loss)	$(3,970)	$237	$(4,099)	$2

Weighted average common shares outstanding	7,206	7,199	7,206	7,206

Basic earnings (loss) per share	$(.55)	$.03	$(.57)	$.00

DILUTED:
Net Earnings (loss)	$(3,970)	$237	$(4,099)	$2

Weighted average common shares outstanding	7,206	7,199	7,206	7,206
Dilutive effect of stock options	—	1	—	6

Total common shares and dilutive potential common shares	7,206	7,200	7,206	7,212

Earnings (loss) per share — Diluted	$(.55)	$.03	$(.56)	$.00

Anti-dilutive options to purchase 480,092 and 318,638 shares of common stock with respective weighted-average exercise prices of $13.86 and $11.58 were outstanding at June 30, 2010 and 2009, respectively, but were excluded from the computation of common share equivalents for the six months ended because the exercise prices were greater than average market price of the common shares.
Anti-dilutive options to purchase 480,092 and 243,638 shares of common stock with respective weighted-average exercise prices of $13.86 and $14.37 were outstanding at June 30, 2010 and 2009, respectively, but were excluded from the computation of common share equivalents for the three months ended because the exercise prices were greater than average market price of the common shares
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

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six- and three-month periods ended June 30, 2010 and 2009
6.	Fair Value of Financial Instruments (continued)
Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying		Carrying	Fair
	value	Fair value	value	value
	(As Restated)	(As Restated)
	(In thousands)
Financial assets
Cash and cash equivalents	$33,567	$33,567	$38,153	$38,153
Investment securities available for sale	38,396	38,396	55,950	55,950
Investment securities held to maturity	2,742	2,828	2,113	2,200
Loans held for sale	1,669	1,698	475	485
Loans receivable	675,920	657,637	659,022	646,990
Federal Home Loan Bank stock	29,888	29,888	29,888	29,888
Accrued interest receivable	3,659	3,659	3,979	3,979

Financial liabilities
Deposits	652,872	638,722	659,902	647,149
Advances from the Federal Home Loan Bank	108,111	113,458	97,291	101,924
Repurchase agreements	6,879	6,879	6,941	6,941
Subordinated debentures	5,000	4,799	5,000	4,768
Advances by borrowers for taxes and insurance	145	145	1,909	1,909
Accrued interest payable	1,646	1,646	1,669	1,669
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
Securities available for sale:
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
8.	Restatement of Previously Issued Financial Statement
Subsequent to the Company’s filing of its Quarterly Report on Form 10-Q for the three months ended June 30, 2010, the Board of Directors of the Corporation, in consultation with management and after working with our regulators, the Federal Reserve Bank of Cleveland, and the Bank’s regulators, the FDIC and Ohio Department of Financial Institutions, made the decision to restate its previously reported results of operations and financial condition for the quarter ended June 30, 2010. Management determined to refine the allowance valuation process and enhance the calculation of the reserve for loan losses by considering an expanded scope of information and reviewing qualitative and judgmental factors used to estimate losses inherent in the loan portfolio. As a result, the Bank amended its Call Report of Condition and the Holding Company amended its Y9C and Y9LP as of and for the six months ended June 30, 2010. All amounts as of December 31, 2009 in the accompanying condensed consolidated financial statements have not been restated.

		Previously	Effect of
As a result of the restatement, the following line items were adjusted:	Restated	Reported	Change
Consolidated Balance Sheet at June 30, 2010 (unaudited):
Loans receivable — net	$675,920	$680,238	$(4,318)
Total assets	840,062	844,380	(4,318)
Retained earnings	10,725	15,043	(4,318)
Total stockholders’ equity	56,906	61,224	(4,318)
Total liabilities and stockholders’ equity	840,062	844,380	(4,318)

Consolidated Statements of Operations (unaudited) Three Months ended June 30, 2010
Provision for losses on loans	$5,212	$894	$4,318
Net interest income after provision for losses on loans	1,161	5,479	4,318
Earnings (Loss) before federal income tax expenses (benefit)	(4,212)	106	(4,318)
Net earnings (loss)	(4,099)	219	(4,318)
Comprehensive income (loss)	(3,974)	344	(4,318)
Earnings (loss) per share
Basic	(.57)	.03	(.60)
Diluted	(.57)	.03	(.60)

Consolidated Statements of Operations (unaudited) Six Months ended June 30, 2010
Provision for losses on loans	$6,117	$1,799	$4,318
Net interest income after provision for losses on loans	6,512	10,830	4,318
Earnings (loss) before federal income tax expenses (benefit)	(4,085)	233	(4,318)
Net earrings (loss)	(3,970)	348	(4,318)
Comprehensive income (loss)	(3,777)	541	(4,318)
Earnings (loss) per share
Basic	(.55)	.05	(.58)
Diluted	(.55)	.05	(.58)

Consolidated Statements of Cash Flows (unaudited) Six Months Ended June 30, 2010
Net earnings (loss) for the period	$(3,970)	$348	$(4,318)
Provision for losses on loans	6,117	1,799	4,318

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six- and three-month periods ended June 30, 2010 and 2009
8.	Restatement of Previously Issued Financial Statement (continued)

		Previously	Effect of
As a result of the restatement, the following line items were adjusted:	Restated	Reported	Change

Nonaccrual and delinquent loans
Allowance for loan losses	$15,676	$11,358	$4,318
Non performing assets to total assets	6.34%	6.31%	.03%
ALLL as a percent of nonperforming loans	36.8%	26.6%	10.2%

Fair Value of Financial Instruments
Carrying amount	$675,920	$680,238	$(4,318)
Fair value	657,637	662,238	(4,601)

Regulatory Capital — Camco Financial Corporation

Total capital to risk-weighted assets	10.46%	11.05%	(.59)%
Tier 1 capital to risk-weighted assets	9.20%	9.80%	(.60)%
Tier 1 leverage to average assets	7.05%	7.56%	(.51)%

Regulatory Capital — Advantage Bank

Total capital to risk-weighted assets	9.80%	10.39%	(.59)%
Tier 1 capital to risk-weighted assets	8.54%	9.14%	(.60)%
Tier 1 leverage to average assets	6.56%	7.07%	(.51)%

Average Balances, Yield, Rate and Volume Data Three Months Ended June 30, 2010
Noninterest-earning assets	$98,182	$99,262	$(1,080)
Total average assets	849,729	850,809	(1,080)
Total average shareholders’ equity	59,946	61,026	(1,080)
Total liabilities and shareholders’ equity	849,729	850,809	(1,080)

Average Balances, Yield, Rate and Volume Data Six Months Ended June 30, 2010
Noninterest-earning assets	$90,781	$91,398	$(617)
Total average assets	851,362	851,979	(617)
Total average shareholders’ equity	60,223	60,840	(617)
Total liabilities and shareholders’ equity	851,362	851,979	(617)
See Item 2 Managements Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the “Provisions for Losses on Loans”.

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
For the six months ended June 30, 2010, Camco reported a loss of $4.0 million compared to $237,000 of net earnings reported for the first half of 2009. Earnings (loss) per share for the six months ended June 30, 2010 and 2009, were ($0.55) and $0.03, respectively.
The following key items summarize the Corporation’s financial results during the six months ended June 2010:
•	Loans receivable increased $16.9 million as a result of strong commercial lending efforts

•	Total delinquencies have decreased $2.1 million

•	Net Interest Margin increased to 3.32% from 2.91% at December 31, 2009

•	Total deposits decreased $7.0 million, primarily due to the decrease in wholesale certificates of deposit

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
Discussion of Financial Condition Changes from December 31, 2009 to June 30, 2010
At June 30, 2010, Camco’s consolidated assets totaled $840.1 million, a decrease of $2.6 million, or .3%, from December 31, 2009. The decrease in total assets resulted primarily from decreases in securities available for sale and cash offset partially by increases in loans receivable.
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
Loans receivable, including loans held for sale, totaled $677.6 million at June 30, 2010, an increase of $18.1 million, or 2.7%, from December 31, 2009. The increase resulted primarily from loan disbursements totaling $129.4 million offset partially by principal repayments of $73.9 million and loan sales of $28.1 million. The volume of loans originated and purchased during the first six months of 2010 increased compared to the 2009 period by $1.7 million, or 1.3%, while the volume of loan sales decreased by $40.4 million, or 59.0%, period to period. The increase in outstanding loans during the six months ending June 30, 2010 occurred primarily in our commercial portfolios. While we have seen a slight increase in prepayments on residential mortgage loans, our ability to produce new residential mortgage loans has not been as strong as 2009. The reduction in residential real estate loan balances was intensified by the secondary market offering historically low long-term fixed rates during most of 2009, which resulted in significantly higher refinancing activity during that time period.
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
The allowance for loan losses totaled $15.7 million and $16.1 million at June 30, 2010 and December 31, 2009, representing 36.8% and 44.2% of nonperforming loans, respectively, at those dates. Nonperforming loans (loans with three payments or more delinquent plus nonaccrual loans) totaled $42.6 million and $36.4 million at June 30, 2010 and December 31, 2009, respectively, constituting 6.15% and 5.40% of total loans receivable net, including loans held for sale, at those dates. Net charge-offs totaled $6.5 million for the first half of 2010.
Subsequently, the Company reviewed our current methodology by incorporating additional analysis, factors, approach and additional validation testing. It was determined based on many of the subjective factors such as the qualitative factors, continued stress in the economic environment, increased nonperforming loans and consultation with the regulators that additional provision was required for the current inherent risk in our portfolios.
Management analyzes the allowance, historical loss activity, and qualitative factors impacting the loan portfolio and allowance on an on-going basis. As part of the analysis, the loan portfolio is segmented into two portfolio sectors by collateral types so that the inherent risk in each segment is addressed in the calculation of the allowance for loan losses (“ALLL”). The ALLL represents management’s best estimate of losses inherent in the existing loan portfolio. The ALLL is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The provision for loan losses is determined based on management’s assessment of several qualitative factors: historical charge offs relating to each loan collateral type, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific collateral types, the risk characteristics related to such, the level of classified and nonperforming loans and the results of regulatory examinations.
Impaired loans are analyzed on a loan by loan basis due to the unique characteristics of each loan. Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments due according to the contractual terms of the loan agreement. Collateral dependent loans are measured for impairment based on the fair value of the collateral. A loan is considered collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. The fair value of the underlying collateral is generally determined by utilizing an appraisal of the collateral discounted for estimated costs to sell.

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
The following table sets forth information with respect to Advantage’s nonaccrual and delinquent loans for the periods indicated.

	June 30,	March 31,	December 31,	December 31,	December 31,
(As Restated)	2010	2010	2009	2008	2007
	(Dollars in thousands)
Loans accounted for on nonaccrual basis:
Real estate:
Residential(1)	$25,282	21,287	$19,190	$20,616	$8,411
Multi-family	2,133	2,430	2,341	3,139	871
Nonresidential	7,994	7,747	3,857	18,057	6,908
Construction	4,175	4,587	4,382	8,603	5,568
Commercial	542	3,297	515	1,393	455
Home equity lines of credit	2,384	2,624	2,415	1,549	925
Consumer and other	133	145	148	127	857

Total nonaccrual loans	42,643	42,117	32,848	53,484	23,995
Accruing loans delinquent three months or more
Real estate:
Residential	—	—	—	44	1,520
Multi-family	—	155	—	—	—
Nonresidential	—	192	2,853	—	—
Construction	—	745	638	—	—
Commercial	—	110	110	—	—

Total loans 90 days past due and accruing	—	1,202	3,601	44	1,520

Total nonperforming loans	42,643	43,319	36,449	53,528	25,515

Other real estate owned	10,599	10,373	9,660	5,841	5,034

Total nonperforming assets	$53,242	53,692	$46,109	$59,369	$30,549

Allowance for loan losses	$15,676	15,821	$16,099	$15,747	$6,623

Nonperforming loans as a percent of total net loans (2)	6.15%	6.18%	5.40%	6.91%	3.13%
Nonperforming assets to total assets	6.34%	6.16%	5.19%	5.93%	2.99%
Allowances for loan losses as a percent of nonperforming loans	36.8%	36.5%	44.2%	29.4%	26.0%
Memo section:
Troubled debt restructurings
Loans and leases restructured and in compliance with modified terms	$3,721	17,894	$16,645	11,440	—

Loans and leases restructured and not in compliance with modified terms (included in non-accrual)	$16,792	9,978	$4,783	12,882	—

(1)	Includes loans secured by first and junior liens

(2)	Includes loans held for sale.
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
The following table presents changes in Camco’s allowance for loan losses:

	June 30,	December 31,
(As Restated)	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$16,099	$15,747
Charge-offs:
1-4 family residential real estate (1)	2,740	8,267
Multifamily & nonresidential real estate	706	9,664
Other Construction and Land	400	2,484
Consumer	9	20
Commercial	3,059	2,052
Agriculture Loans	—	41
Overdraft Protection	4	18

Total charge-offs	6,918	22,546

Recoveries:
1-4 family residential real estate (1)	170	445
Multifamily & nonresidential real estate	97	621
Other Construction and Land	3	—
Consumer	—	—
Commercial	102	22
Agriculture Loans	2	—
Overdraft Protection	4	18

Total recoveries	378	1,106

Net (charge-offs) recoveries	6,540	21,440

Provision for losses on loans	6,117	21,792

Balance at end of period	$15,676	$16,099

(1)	Includes home equity lines of credit
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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
Discussion of Financial Condition Changes from December 31, 2009 to June 30, 2010 (continued)
Deposits totaled $652.9 million at June 30, 2010 a decrease of $7.0 million, or 1.1%, from the total at December 31, 2009. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009		Change
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$42,095	0.00%	$38,911	0.00%	$3,184	0.00%
Interest-bearing demand	61,983	0.32	70,564	0.43	(8,581)	(0.11)
Money market	94,934	0.68	96,172	0.68	(1,238)	0.00
Savings	39,117	0.25	36,638	0.25	2,479	0.00
Certificates of deposit — retail	393,944	2.28	385,622	2.70	8,322	(0.42)
Certificates of deposit — brokered	20,799	3.34	31,995	3.19	(11,196)	0.15

Total deposits	$652,872	1.62%	$659,902	1.89%	$(7,030)	(0.27)%

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
Stockholders’ equity totaled $56.9 million at June 30, 2010, a decrease of $3.6 million, or 6.0%, from December 31, 2009. The majority of the decrease resulted from net losses of $4.0 million offset partially by, lower interest rates which improved the fair value of our investment securities resulting in an increase in unrealized gains on available for sale securities, net of tax, of $193,000. This was coupled with entries relating to stock options of approximately $169,000.
Comparison of Results of Operations for the Six Months Ended June 30, 2010 and 2009
Camco’s net loss for the six months ended June 30, 2010, totaled $4.0 million, a decrease of $4.2 million, from the net earnings of $237,000 reported in the comparable 2009 period. On a per share basis, the net loss during the first half of 2010 was $.55, compared to net earnings of $.03 per share in the first half of 2009. The decrease in earnings was primarily attributable to additional allowance provided in the second quarter of 2010.
Net Interest Income
Net interest income totaled $12.6 million for the six months ended June 30, 2010, an increase of $899,000, or 7.7%, compared to the six-month period ended June 30, 2009, generally reflecting the effects of a $113.3 million decrease in the average balance of interest bearing liabilities coupled with the average cost of funding decreasing by 60 basis points year to year. Net interest margin increased to 3.32% in the first half of 2010 compared to 2.71% at June 30, 2009.

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

	2010			2009
Six Months Ended June 30,	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	outstanding	earned	yield/	outstanding	earned	yield/
(As Restated)	balance	/ paid	rate	balance	/ paid	rate
Interest-earning assets:
Loans receivable (1)	$653,612	$18,561	5.67%	$688,140	$20,613	5.99%
Securities	50,149	1,073	4.28%	89,560	1,819	4.06%
FHLB stock	29,888	671	4.49%	29,888	670	4.48%
Other Interest-bearing accounts	26,932	2	0.01%	58,579	19	0.06%

Total interest-earning assets	760,581	20,307	5.34%	866,167	23,121	5.34%

Noninterest-earning assets (2)	90,781			107,011

Total average assets	$851,362			$973,178

Interest-bearing liabilities:
Deposits	$611,745	5,689	1.86%	$683,191	8,420	2.46%
FHLB advances and other	124,813	1,989	3.19%	166,656	2,971	3.57%

Total interest-bearing liabilities	736,558	7,678	2.08%	849,847	11,391	2.68%

Noninterest-bearing deposits	41,399			37,975
Noninterest-bearing liabilities	13,182			13,301

				51,276

Total average liabilities	791,139			901,123
Total average shareholders’ equity	60,223			72,055

Total liabilities and shareholders’ equity	$851,362			$973,178

Net interest income/Interest rate spread		$12,629	3.26%		$11,730	2.66%

Net interest margin (3)			3.32%			2.71%

Average interest-earning assets to average interest-bearing liabilities			103.3%			101.9%

(1)	Includes loans held for sale. Loan fees are immaterial.

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
Interest income on securities totaled $1.1 million for the six months ended June 30, 2010, a decrease of $746,000, or 41.0%, from the first half of 2009. The decrease was due primarily to a $39.4 million, or 44.0%, decrease in the average balance outstanding in the first half of 2010 from the first half of 2009, offset partially by a 22 basis point increase in the average yield, to 4.28% for the 2010 period. The balance of investment and mortgage-backed securities portfolio has decreased in 2010 as some cash flows from maturities and principal payments received in 2010 were used to pay down borrowings and fund new loan originations.
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
Provision for Losses on Loans
As discussed in the Explanatory Note to this Form 10-Q/A, certain adjustments have been made to restate previously reported results for the quarter ending June 30, 2010. The adjustments to restate June results affected the disclosures about the allowance for loan losses. Based on several factors, including input from the FRB, management determined that it needed to reconsider the adequacy of the allowance for loan losses (the “ALLL”) at June 30, 2010 in light of the directional trends of relevant factors, mainly nonperforming loans and classified assets. In this connection, management reassessed certain qualitative and subjective adjustments, resulting in a determination that an additional provision of $4.3 million should be made to the ALLL.
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
Camco’s loan quality has been negatively impacted by worsening conditions within our market areas which has caused declines in real estate values and deterioration in the financial condition of some of our borrowers. During 2008, 2009 and the first half of 2010 these conditions led Camco to downgrade the loan quality ratings on various loans through our loan review process. In addition, some of our loans became under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral. As a result, Camco’s provision for loan losses, net charge-offs and nonperforming loans in 2008, 2009 and the first half of 2010 were significantly higher than historical levels. We have continued to focus on these assets, which has driven a decrease in classified assets in the second quarter of 2010. We intend to continue to put emphasis on the reduction of classified assets and believe that we are taking steps forward in managing our classified assets. We have devoted and will continue to devote substantial management resources toward the resolution of all delinquent and non-performing assets, but no assurance can be made that management’s efforts will be successful.

Comparison of Results of Operations for the Six Months Ended June 30, 2010 and 2009 (continued)
Camco’s net loan charge-offs and provision for loan losses in recent quarters has been impacted by ongoing workout efforts on existing impaired loans. The efforts have included negotiating reduced payoffs and the sale of underlying collateral —or short sales coupled with charging down values to net realizable or fair value of the underlying collateral. Management believes these actions are prudent during the current economic environment.
Based upon an analysis of these factors, the continued economic outlook and new production we increased the provision for losses on loans by $6.1 million for the six months ended June 30, 2010, compared to $1.4 million for the same period in 2009. We believe our loans are adequately reserved for probable losses inherent in our loan portfolio at June 30, 2010. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses.
We have included the following information with respect to impairment measurements relating to collateral-dependent loans for better understanding of our process and procedures relating to fair value of financial instruments:
•
Based on policy, a loan is typically deemed nonperforming once it has gone over 90 days delinquent. A review process is completed to determine whether the loan is impaired. Our management of the troubled credit will vary as will the timing of valuations, loan loss provision and charge offs based on a multitude of factors such as, cash flow of the business/borrower, responsiveness of the borrower, communication with the commercial banker, property inspections, property deterioration, and delinquency. Typically, a nonperforming, non-homogeneous collateral dependent loan will be valued and adjusted (if needed) within a 90 day period after determination of impairment. If impaired, the collateral is then evaluated and an updated appraisal is most typically ordered. Upon receipt of an appraisal or other valuation, we complete an analysis to determine if the impaired loan requires a specific reserve.

•
Camco’s credit risk management process consistently monitors key performance metrics across both the performing and non performing assets to identify any further degradation of credit quality. Additionally, impaired credits are monitored in weekly loan committee asset quality discussions, monthly Asset Classification Committee meetings and quarterly loan loss reserve reviews. Exposure projections are completed on a monthly basis to ensure that the current status of the troubled asset is understood and reported to the Board of Directors.

•
The Asset Classification Committee oversees the management of all impaired loans and any subsequent loss provision or charge off that is considered. When a loan is deemed impaired, the valuation is obtained to determine any loss that may be present as of the valuation date. Policy dictates that any differences from fair market value, less costs to sell, are to be recognized as loss during the current period (loan loss provision or charge off). Any deviations from this policy will be identified by amount and contributing reasons for the policy departure during our quarterly reporting process.

•
Camco’s policies dictate that an impaired loan subject to partial charge off will remain in a nonperforming status until it is brought current. Typically, this occurs when a loan is paid current and completes a period of on-time payments that demonstrate that the loan can perform. Camco monitors through various system reports loans for which terms have been modified, identifying troubled debt restructures, modifications, and renewals.

•	When circumstances do not allow for an updated appraisal or Camco determines that an appraisal is not needed, the underlying collateral’s fair market value is estimated in the following ways:
•	Camco personnel property inspections combined with original appraisal review

•	Auditor values

•	Broker price opinions

•	Various on-line fair market value estimations programs (i.e. Freddie Mac, Fannie Mae, Zillow, etc).
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
Federal Income Taxes
The provision for federal income taxes totaled $(115,000) for the six months ended June 30, 2010. The provision for federal income taxes includes the impact of a $1.5 million valuation allowance related to the Corporation’s net deferred tax assets. The valuation allowance was recorded to reduce the net deferred tax asset to the amount that can be realized in future tax returns based on estimates of projected taxable income. Tax credits related to our investment in affordable housing partnerships totaled $149,000 in 2010. Additionally, the tax-exempt character of earnings on bank-owned life insurance supplements the difference between the effective rate of tax benefits and the statutory corporate tax rate for the period.
Comparison of Results of Operations for the Three Months Ended June 30, 2010 and 2009
Camco’s net loss for the three months ended June 30, 2010, totaled $4.1 million, a decrease of $4.1 million, from the net earnings of $2,000 reported in the comparable 2009 period. On a per share basis, the net losses during the second quarter of 2010 were $.57, compared to no loss during the second quarter of 2009. The decrease in earnings was primarily attributable to additional allowance provided in the second quarter of 2010.
Net Interest Income
Net interest income amounted to $6.4 million for the three months ended June 30, 2010, an increase of $489,000, or 8.3%, compared to the three-month period ended June 30, 2009, generally reflecting the effects of a $105.8 million decrease in the average balance of interest bearing liabilities coupled with the average cost of funding decreasing by 53 basis points year to year. Net interest margin increased to 3.40% for the current quarter compared to 2.82% in the second quarter of 2009.

Net Interest Income (continued)
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
AVERAGE BALANCE, YIELD, RATE AND VOLUME DATA

	2010			2009
Three Months Ended June 30,	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	outstanding	earned	yield/	outstanding	earned	yield/
(As Restated)	balance	/ paid	rate	balance	/ paid	rate
Interest-earning assets:
Loans receivable (1)	$651,552	$9,281	5.70%	$671,688	$10,046	5.98%
Securities	44,952	495	4.40%	86,386	844	3.91%
FHLB stock	29,888	332	4.44%	29,888	332	4.44%
Other Interest-bearing accounts	25,155	1	0.02%	47,217	12	0.10%

Total interest-earning assets	751,547	10,109	5.38%	835,179	11,234	5.38%

Noninterest-earning assets (2)	98,182			124,573

Total average assets	$849,729			$959,752

Interest-bearing liabilities:
Deposits	$610,144	2,744	1.80%	$680,782	3,948	2.32%
FHLB advances and other	126,367	992	3.14%	154,066	1,402	3.64%

Total interest-bearing liabilities	736,511	3,736	2.03%	842,348	5,350	2.56%

Noninterest-bearing deposits	42,124			37,391
Noninterest-bearing liabilities	11,148			15,280

Total average liabilities	789,783			887,519
Total average shareholders’ equity	59,946			72,233

Total liabilities and shareholders’ equity	$849,729			$959,752

Net interest income/Interest rate spread		$6,373	3.35%		$5,884	2.82%

Net interest margin (3)			3.39%			2.82%

Average interest-earning assets to average interest-bearing liabilities			102.0%			108.1%

(1)	Includes loans held for sale. Loan fees are immaterial.

(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses.

(3)	Net interest income as a percent of average interest-earning assets.

Comparison of Results of Operations for the Three Months Ended June 30, 2010 and 2009 (continued)
Interest income on loans totaled $9.3 million for the three months ended June 30, 2010, a decrease of $765,000, or 7.6%, from the comparable 2009 period. The decrease resulted primarily from a decrease in the average balance outstanding of $20.1 million in 2010 compared to the same three months of 2009. A 27 basis point decrease in the average yield in the 2010 period also negatively impacted interest income on loans.
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
The Bank has put forth a significant amount of time and effort to identify higher risk within its portfolio which, in the Bank’s opinion, has certain negative characteristics. These characteristics have led the Bank to conclude that these identified higher risk loans have more certain loss potential and that these loans should be reserved at a higher level than the normal portfolio. These additional risk factors and problem concentrations resulted in a higher, more severe loss when loans become delinquent. The severity combined with the type of collateral and the lien positions equated to a much greater loss potential. Therefore, based upon an analysis of these factors and the continued uncertain economic outlook, we added $5.2 million to the provision for losses on loans for the three months ended June 30, 2010, compared to $790,000 for the same period in 2009.
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
Federal Income Taxes
The provision for federal income tax benefit totaled $(113,000) for the three months ended June 30, 2010; a decrease of $574,000, compared to the three months ended June 30, 2009. This decrease was related to 2009 including the surrender of bank owned life insurance which moved us into compliance with regulatory guidance. For the three months ended June 30, 2010, the provision for federal income taxes includes the impact of a $1.5 million valuation allowance related to the Corporation’s net deferred tax assets. The valuation allowance was recorded to reduce the net deferred tax asset to the amount that can be realized in future tax returns based on estimates of projected taxable income.
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
A significant portion of the Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents. The Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati which provides an additional source of funds. At June 30, 2010, The Bank had $108.1 million in advances from the FHLB of Cincinnati with an additional $34.1 million available to borrow.
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

					To be “well-
					capitalized”
					under prompt
			For capital		corrective action
	Actual		Adequacy purposes		provisions
(As Restated)	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$68,485	10.46%	≥$52,356	≥8.0%	≥$65,445	10.0%
Advantage Bank	$63,997	9.80%	≥$52,239	≥8.0%	≥$65,299	10.0%

Tier I capital to risk-weighted assets:
Camco Financial Corporation	$60,230	9.20%	≥$26,178	≥4.0%	≥$39,267	6.0%
Advantage Bank	$55,742	8.54%	≥$26,120	≥4.0%	≥$39,179	6.0%

Tier I leverage to average assets:
Camco Financial Corporation	$60,230	7.05%	≥$34,164	≥4.0%	≥$42,705	5.0%
Advantage Bank	$55,742	6.56%	≥$33,988	≥4.0%	≥$42,485	5.0%
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
Disclosure Controls
Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Camco’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Camco’s disclosure controls and procedures were effective as of June 30, 2010.
Internal Controls
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
Reevaluation
In connection with the revision to the financial statements as described in this Amended Report, management reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, the Chief Executive Officer and Principal Financial Accounting Officer have concluded that Camco’s disclosure controls and procedures were effective as of June 30, 2010. In making this determination, management concluded that the changes to the financial statements were related to a reconsideration of the adequacy of the ALLL at June 30, 2010 in light of the directional trends of relevant factors, mainly nonperforming loans and classified assets. Management’s reassessment of certain qualitative and subjective adjustments to the ALLL were based upon interpretation and judgment of subjective factors and were not the result of ineffective disclosure controls.

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
Other than the risk factor set forth above, there have been no material changes in risk factors from those disclosed in the Corporation’s 10-K for the year ended December 31, 2009. The risk factors described in the Annual Report on Form 10-K is not the only risks facing the Corporation. Additional risks and uncertainties not currently known to the Corporation or that management currently deems to be immaterial also may materially adversely affect the Corporation’s business, financial condition and / or operating results. Moreover, the Corporation undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made ay any time by the Corporation or any of its directors, officers, employees or other representatives, unless and until any such revisions or updates are expressly required to be disclosed by securities laws or regulations.

Camco Financial Corporation
PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors (continued)
We are subject to examination and challenges by bank regulators that may materially adversely affect our financial condition and results of operations.
In the normal course of business, Camco and the Bank are routinely subject to examination by the FRB, FDIC and Ohio Division regarding our operations, policies, procedures and financial performance, including management’s decisions regarding the allowance for loan losses. In the current economic environment, regulators have become increasingly critical of financial institutions’ evaluation of the adequacy of their allowance for loan losses. Although our management utilizes many factors in performing its evaluation, the determination of whether or not the allowance is adequate at any point in time is ultimately based on management’s current judgment. While management believes that our allowances for loan losses are adequate at this time, the FRB, FDIC or Ohio Division may disagree.
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

ITEM 6.	Exhibits

Exhibit 10	Camco 2010 Equity Plan	Incorporated by reference to Camco’s 2010 S-8 filed, Exhibit 4.1

Exhibit 31(i)	Section 302 certification by Chief Executive Officer

Exhibit 31(ii)	Section 302 Certification by Principal Financial Accounting Officer

Exhibit 32(i)	Section 1350 certification by Chief Executive Officer

Exhibit 32(ii)	Section 1350 certification by Principal Financial Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMCO FINANCIAL CORPORATION
(Registrant)

Date: November 5, 2010	By:	/s/ James E. Huston James E. Huston
Chief Executive Officer

Date: November 5, 2010	By:	/s/ Kristina K. Tipton Kristina K. Tipton
Principal Financial Accounting Officer