Form 10-Q
period 2010-09-30
CAMCO FINANCIAL CORP
filed 2010-11-15
CIK 16614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10 - Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Registrant’s telephone number, including area code: (740) 435-2020
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Corporation. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting Corporation” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Corporation ☑
Indicate by checkmark whether the registrant is a shell Corporation (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2010, the latest practicable date, 7,205,595 shares of the registrant’s common stock, $1.00 par value, were outstanding.

Camco Financial Corporation

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Cash and due from banks	$12,500	$20,490
Interest-bearing deposits in other financial institutions	22,828	17,663

Cash and cash equivalents	35,328	38,153
Securities available for sale, at fair value	35,588	55,950
Securities held to maturity, at cost, approximate fair value of $3,667 and $2,200 as of September 30, 2010 and December 31, 2009, respectively	3,486	2,113
Loans held for sale — at lower of cost or fair value	12,143	475
Loans receivable — net	676,533	659,022
Office premises and equipment — net	10,224	10,870
Real estate acquired through foreclosure	10,556	9,660
Federal Home Loan Bank stock — at cost	29,888	29,888
Accrued interest receivable	3,745	3,979
Mortgage servicing rights — at lower of cost or fair value	3,812	4,433
Prepaid expenses and other assets	4,879	5,712
Cash surrender value of life insurance	19,207	18,838
Refundable federal income taxes	3,861	3,562

Total assets	$849,250	$842,655

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$647,937	$659,902
Advances from the Federal Home Loan Bank and other borrowings	143,665	109,232
Advances by borrowers for taxes and insurance	1,279	1,909
Accounts payable and accrued liabilities	11,157	11,098

Total liabilities	804,038	782,141

Commitments	—	—

Stockholders’ equity:
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 14,887,500 shares; 8,884,509 shares issued at September 30, 2010 and December 31, 2009	8,885	8,885
Additional paid-in capital	60,262	60,124
Retained earnings (accumulated deficit)	(873)	14,695
Accumulated other comprehensive income net of related tax effects	1,146	1,049
Unearned compensation; 50,000 shares	(94)	(125)
Treasury stock — 1,678,913 shares at Sept. 30, 2010 and Dec. 31, 2009, at cost	(24,114)	(24,114)

Total stockholders’ equity	45,212	60,514

Total liabilities and stockholders’ equity	$849,250	$842,655

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
(unaudited)	2010	2009	2010	2009
Interest income
Loans	$28,074	$30,560	$9,513	$9,948
Mortgage-backed securities	1,291	1,821	388	551
Investment securities	224	660	54	110
Interest-bearing deposits and other	1,010	1,067	337	378

Total interest income	30,599	34,108	10,292	10,987

Interest expense
Deposits	8,259	12,039	2,570	3,619
Borrowings	2,961	4,161	972	1,189

Total interest expense	11,220	16,200	3,542	4,808

Net interest income	19,379	17,908	6,750	6,179

Provision for losses on loans	17,524	1,877	11,407	440

Net interest income after provision for losses on loans	1,855	16,031	(4,657)	5,739

Other income
Rent and other	1,234	1,274	497	292
Loan servicing fees	952	948	315	316
Service charges and other fees on deposits	1,719	1,684	603	613
Gain on sale of loans	822	980	332	207
Increases (decreases) in mortgage servicing rights — net	(622)	84	(528)	(185)
Gain (loss) on sale of fixed assets and investments	1	156	2	153
Income on cash surrender value life	656	710	221	216

Total other income	4,762	5,836	1,442	1,612

General, administrative and other expense
Employee compensation and benefits	10,121	9,587	3,467	3,047
Occupancy and equipment	2,219	2,423	734	880
Federal deposit insurance premium	1,574	1,771	538	710
Data processing	842	908	276	295
Advertising	275	415	105	118
Franchise taxes	814	803	280	221
Postage, supplies and office expenses	829	1,041	262	354
Travel, training and insurance	282	216	106	78
Professional services	1,776	1,310	605	453
Transaction processing	572	661	194	222
Real estate owned and other expenses	1,653	1,494	822	661
Loan expenses	771	516	422	210

Total general, administrative and other expense	21,728	21,145	7,811	7,249

Earnings (loss) before federal income taxes (benefit)	(15,111)	722	(11,026)	102

Total federal income taxes (benefit)	457	131	572	(253)

NET EARNINGS (LOSS)	$(15,568)	$591	$(11,598)	$355

EARNINGS (LOSS) PER SHARE
Basic	$(2.16)	$0.08	$(1.61)	$0.05

Diluted	$(2.16)	$0.08	$(1.61)	$0.05

Dividends declared per share	0.000	0.020	0.000	0.000

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
(unaudited)	2010	2009	2010	2009
Net earnings (loss)	$(15,568)	$591	$(11,598)	$355

Other comprehensive income, net of tax:
Unrealized holding gains (losses) during the period, net of taxes $50, $154, $(49) and $162 for the respective periods	97	298	(96)	314

Comprehensive income (loss)	$(15,471)	$889	$(11,502)	$669

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
(In thousands)

	2010	2009
	(unaudited)
Cash flows from operating activities:
Net earnings (loss) for the period	$(15,568)	$591
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Amortization of deferred loan origination fees	78	337
Amortization of premiums and discounts on investment and mortgage-backed securities — net	9	(22)
Amortization of mortgage servicing rights — net	1,828	888
Depreciation and amortization	920	1,007
Provision for losses on loans	17,524	1,877
Stock option expense	138	228
Provision for losses on REO	617	458
(Gain) Loss on sale of real estate acquired through foreclosure	(2)	11
Restricted stock / unearned compensation	31	(75)
(Gain) loss on sale of investments and fixed assets	1	(156)
Gain on sale of loans	(822)	(980)
Loans originated for sale in the secondary market	(60,326)	(91,855)
Proceeds from sale of loans in the secondary market	49,480	92,834
Net increase in cash surrender value of life insurance	(529)	(586)
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	234	383
Prepaid expenses and other assets	483	5,461
Accounts payable and other liabilities	59	(4,978)

Net cash provided by (used in) operating activities	(5,845)	5,423

Cash flows provided by (used in) investing activities:
Principal repayments, maturities on securities held to maturity	246	11,287
Principal repayments, maturities on securities available for sale	20,505	48,863
Purchase of securities designated as available for sale	—	(24,019)
Purchase of securities designated as held to maturity	(1,623)	—
Loan disbursements and purchased loans	(134,825)	(92,349)
Principal repayments on loans	94,537	154,727
Purchase of office premises and equipment	(295)	(284)
Proceeds from sale of office premises and equipment	20	180
Proceeds from surrender of bank owned life insurance	160	4,460
Proceeds from sales of real estate acquired through foreclosure	2,457	3,170

Net cash provided by (used in) investing activities	(18,818)	106,035

Net cash provided by (used in) operating and investing activities (subtotal carried forward)	(24,663)	111,458

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the nine months ended September 30,
(In thousands)

	2010	2009
	(unaudited)

Net cash provided by (used in) operating and investing activities (subtotal carried forward)	$(24,663)	$111,458

Cash flows provided by financing activities:
Net (decrease) in deposits	(11,965)	(53,565)
Proceeds from Federal Home Loan Bank advances and other borrowings	145,185	44,000
Repayment of Federal Home Loan Bank advances and other borrowings	(110,752)	(93,953)
Dividends paid on common stock	—	(143)
Decrease in advances by borrowers for taxes and insurance	(630)	(1,838)

Net cash provided by (used in) financing activities	21,838	(105,499)

Net increase (decrease) in cash and cash equivalents	(2,825)	5,959

Cash and cash equivalents at beginning of period	38,153	52,285

Cash and cash equivalents at end of period	$35,328	$58,244

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$11,955	$16,343

Income Taxes	$—	$238

Supplemental disclosure of noncash investing activities:
Recognition of mortgage-servicing rights	$585	$973

Transfer of loans to real estate acquired through foreclosure	$3,968	7,453

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine- and three-month periods ended September 30, 2010 and 2009
1.	Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2009. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine- and three-month periods ended September 30, 2010, are not necessarily indicative of the results which may be expected for the entire year.
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
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of mortgage servicing rights and the valuation of deferred tax assets. Actual results could differ from those estimates.
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
Each quarter, management analyzes the adequacy of the allowance for loan losses based on review of the loans in the portfolio along with an analysis of external factors (including current housing price depreciation, homeowners’ loss of equity, etc) and historical delinquency and loss trends. The allowance is developed through specific components; 1) the specific allowance for loans subject to individual analysis, 2) the allowance for classified loans not otherwise subject to individual analysis and 3) the allowance for non-classified loans (primarily homogenous).

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine- and three-month periods ended September 30, 2010 and 2009
Critical Accounting Policies (continued)
Allowance for Loan Losses (continued)
Classified loans with indication or acknowledgment of deterioration in specific industries are subject to individual analysis. Loan classifications are those used by regulators consisting of Special Mention, Substandard, Doubtful and Loss. In evaluating these loans for impairment, the measure of expected loss is based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. All other classified assets and non-classified assets are combined with the homogenous loan pools and segregated into loan segments. The segmentation is based on grouping loans with similar risk characteristics (one-to-four family, home equity, etc.). Loss rate factors are developed for each loan segment which is used to estimate losses and determine an allowance. The loss factors for each segment are derived from historical delinquency, classification, and charge-off rates and adjusted for economic factors and an estimated loss scenario.
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

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine- and three-month periods ended September 30, 2010 and 2009
3.	Critical Accounting Policies (continued)
Mortgage Servicing Rights (continued)
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
Deferred Income Taxes
Camco recognizes expense for federal income taxes currently payable as well as for deferred federal taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets. Realization of a deferred tax asset is dependent upon generating sufficient taxable income in either the carry forward or carry back periods to cover net operating losses generated by the reversal of temporary differences. A valuation allowance is provided by way of a charge to income tax expense if it is determined that it is more likely than not that some or all of the deferred tax asset will not be realized. If different assumptions and conditions were to prevail, the valuation allowance may not be adequate to absorb unrealized deferred taxes and the amount of income taxes payable may need to be adjusted by way of a charge or credit to expense. Furthermore, income tax returns are subject to audit by the IRS. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. Camco believes it has adequately accrued for all probable income taxes payable. Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events.
Reclassifications
Some items in the prior year financial statements were reclassified to conform to the current presentation.

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine- and three-month periods ended September 30, 2010 and 2009
4.	Earnings Per Share
Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under outstanding stock options. Diluted earnings per share is not computed for periods in which an operating loss is sustained. The computations were as follows for the nine months ended September 30, 2010 and 2009:

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share information)

BASIC:
Net Earnings (Loss)	$(15,568)	$591	$(11,598)	$355

Weighted average common shares outstanding	7,206	7,201	7,206	7,206

Basic earnings (loss) per share	$(2.16)	$0.08	$(1.61)	$0.05

DILUTED:
Net Earnings (Loss)	$(15,568)	$591	$(11,598)	$355

Weighted average common shares outstanding	7,206	7,201	7,206	7,206
Dilutive effect of stock options	—	1	—	—

Total common shares and dilutive potential common shares	7,206	7,202	7,206	7,206

Diluted earnings (loss) per share	$(2.16)	$0.08	$(1.61)	$0.05

Anti-dilutive options to purchase 467,054 and 256,421 shares of common stock with respective weighted-average exercise prices of $13.95 and $10.75 were outstanding at September 30, 2010 and 2009, respectively, but were excluded from the computation of common share equivalents for the nine months ended because the exercise prices were greater than average market price of the common shares.
Anti-dilutive options to purchase 467,054 and 286,421 shares of common stock with respective weighted-average exercise prices of $5.87 and $9.63 were outstanding at September 30, 2010 and 2009, respectively, but were excluded from the computation of common share equivalents for the three months ended because the exercise prices were greater than average market price of the common shares

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine- and three-month periods ended September 30, 2010 and 2009
5.	Stock Option Plans
The Corporation follows a fair-value based method for valuing stock-based compensation that measures compensation cost at the grant date based on the fair value of the award.
The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted in 2010 and 2009:

	2010	2009
Fair value, calculated	$1.65	$1.43
Exercise Price	$2.51	$2.46
Risk-free interest rate	3.61%	2.66%
Expected stock price volatility	51.62%	61.00%
Expected dividend yield	—	1.63%
Expected Life	10 years	10 years
A summary of the status of the Corporation’s stock option plans as of September 30, 2010 and December 31, 2009, and changes during the periods ending on those dates is presented below:

	Nine months ended		Year ended
	September 30,		December 31,
	2010		2009
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of period	260,833	$10.59	260,703	$14.11
Granted	260,729	2.51	80,000	2.46
Exercised	—	—	—	—
Forfeited or Expired	(54,508)	12.72	(79,870)	13.96

Outstanding at end of period	467,054	5.83	260,833	$10.59

Options exercisable at end of period	257,037	8.23	235,451	$10.54

Weighted-average fair value of options granted during the period		1.65		$1.43

The following information applies to options outstanding at September 30, 2010:

	Options outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.89 - $2.51	331,191	9.1	$2.50	132,125	$2.48
$8.92 - $9.75	21,514	7.3	8.92	12,894	8.92
$11.36 - $14.16	58,474	5.0	13.40	56,143	13.43
$14.55 - $17.17	55,875	3.6	16.45	55,875	16.45

	467,054	7.9	5.83	257,037	$8.23

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine and three-month periods ended September 30, 2010 and 2009
6.	Fair Value
The Corporation’s carrying value of certain financial assets and liabilities is impacted by the application of fair value measurements, either directly or indirectly. In certain cases, an asset or liability is measured and reported at fair value on a recurring basis, such as available-for-sale investment securities. In other cases, management must rely on estimates or judgments to determine if an asset or liability not measured at fair value warrants an impairment write-down or whether a valuation reserve should be established. Given the inherent volatility, the use of fair value measurements may have a significant impact on the carrying value of assets or liabilities or result in material changes to the financial statements from period to period.
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

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine and three-month periods ended September 30, 2010 and 2009
6.	Fair Value (continued)
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
Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At September 30, 2010 and December 31, 2009, the fair value of loan commitments was not material.
Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Financial assets
Cash and cash equivalents	$35,328	$35,328	$38,153	$38,153
Investment securities available for sale	35,588	35,588	55,950	55,950
Investment securities held to maturity	3,486	3,667	2,113	2,200
Loans held for sale	12,143	12,423	475	485
Loans receivable	676,533	669,414	659,022	646,990
Federal Home Loan Bank stock	29,888	29,888	29,888	29,888
Accrued interest receivable	3,745	3,745	3,979	3,979

Financial liabilities
Deposits	647,937	641,941	659,902	647,149
Advances from the Federal Home Loan Bank	133,028	138,811	97,291	101,924
Repurchase agreements	5,637	5,637	6,941	6,941
Subordinated debentures	5,000	4,820	5,000	4,768
Advances by borrowers for taxes and insurance	1,279	1,279	1,909	1,909
Accrued interest payable	1,646	1,646	1,669	1,669

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine and three-month periods ended September 30, 2010 and 2009
6.	Fair Value (continued)
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
The following table presents financial assets and liabilities measured on a recurring basis:

	September 30,	Fair Value Measurements at Reporting Date Using
(in thousands)	2010	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government sponsored enterprises	$6,160	$—	$6,160	$—
Corporate equity securities	95	52	43	—
Mortgage-backed securities	32,819	—	32,819	—
The following table presents financial assets and liabilities measured on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
					Change in fair
	Sept. 30,				value for the
(in thousands)	2010	Level 1	Level 2	Level 3	period ended
Impaired loans	$19,989	$—	$—	$19,989	$10,700
Real estate acquired through foreclosure	10,556	—	—	10,556	460

		Fair Value Measurements at Reporting Date Using
					Change in fair
	December 31,				value for the
(in thousands)	2009	Level 1	Level 2	Level 3	period ended
Impaired loans	$25,982	—	—	$25,982	$13,081
Real estate acquired through foreclosure	9,660	—	—	9,660	945

Camco Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine and three-month periods ended September 30, 2010 and 2009
6.	Fair Value (continued)
Impaired loans are measured and reported at fair value when management believes collection of contractual interest and principal payments is doubtful. Management’s determination of the fair value for these loans represents the estimated net proceeds to be received from the sale of the collateral based on observable market prices and market value provided by independent, licensed or certified appraisers. At September 30, 2010, impaired loans had a carrying amount of $20.0 million, with a valuation allowance of $725,000. During the nine months ended September 2010, a provision for loan losses of $10.7 million was recorded for impaired loans.
Fair value for real estate acquired through foreclosure is determined by obtaining recent appraisals or other valuations on the properties. The fair value under such valuations is determined by using one of the following valuation techniques: income, cost or comparable sales. The fair value is then reduced by management’s estimate for the direct costs expected to be incurred in order to sell the property. Holding costs or maintenance expenses are recorded as period costs when occurred and are not included in the fair value estimate.
7.	Recent Accounting Pronouncements
Disclosures about the Credit Quality of Financing Receivables and the Allowance for Loan Losses
In July 2010, FASB issued new guidance regarding the disclosures associated with credit quality and the allowance for loan losses. This standard requires additional disclosures related to the allowance for loan losses with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality. Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructures with its effect on the allowance for loan losses. For public entities, the disclosures as of the end of a reporting period are effective for the first interim or annual reporting period ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the first interim or annual reporting period beginning on or after December 15, 2010. The Corporation has evaluated the impact of the adoption of this standard and determined that it will not have a material impact on the Corporation’s financial position and results of operations. It, however, will increase the amount of disclosures in the notes to the consolidated financial statements.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2010 and 2009
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Forward Looking Statements
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can be identified by the use of forward-looking terminology, such as may, might, could, would, believe, expect, intend, plan, seek, anticipate, estimate, project or continue or the negative thereof or comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. All statements other than statements of historical fact included in this document regarding our outlook, financial position and results of operation, liquidity, capital resources and interest rate sensitivity are forward-looking statements. The Corporation undertakes no responsibility to update or revise any forward-looking statements. Factors that might cause such a difference include, but are not limited to:
•
continued deterioration in the credit quality of the loan portfolio could occur due to a number of factors, such as adverse changes in economic conditions that impair the ability of borrowers to repay their loans, the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected, which may adversely impact the provision for loan losses;

•	changes in prepayment speeds, loan originations, sale volumes and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;
•	changes in accounting standards, policies, estimates or procedures may adversely affect reported financial condition or results of operations;
•	delayed or incomplete resolution of regulatory issues that could arise;
•	ability to receive dividends from its subsidiaries;
•	ability to maintain required capital levels and adequate sources of funding and liquidity;
•	anticipated changes in industry conditions created by state and federal legislation and regulations;
•	anticipated changes in general interest rates and the impact of future interest rate changes on our profitability, capital adequacy and the fair value of our financial assets and liabilities;
•	retention of our existing customer base and our ability to attract new customers;
•	the development of new products and services and their success in the marketplace;
•	the adequacy of the allowance for loan losses; and
•	statements regarding our anticipated loan and deposit account growth, expense levels, liquidity, capital resources and projections of earnings.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2010 and 2009
Discussion of Financial Condition Changes from December 31, 2009 to September 30, 2010 (continued)
Forward Looking Statements (continued)
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
Overview:
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
The deterioration in the economic conditions of the country that began in 2008 and continue today has created challenges for the Corporation, including the following:
•	Volatile equity markets that declined significantly
•	Stress on the banking industry with significant financial assistance to many financial institutions, extensive regulatory and congressional scrutiny and regulatory requirements
•	Low interest rate environment particularly given the government involvement in the financial markets, and
•	Continued high levels of unemployment nationally and in our local markets
The above factors resulted in the continued movement of loans to nonperforming status during the first nine months of 2010. In addition, many of these loans are collateral dependent real estate loans that the Bank is required to write down to fair value less estimated costs to sell, with the fair values determined primarily based on third party appraisals. During 2009 and continuing into 2010, appraised values have decreased significantly even in comparison to appraisals received within the past 12 months. As a result, the Bank’s evaluation of the loan portfolio and allowance for loan losses as of September 30, 2010 resulted in net charge-offs of $16.8 million and the need to record a provision for loan losses of $17.5 million.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2010 and 2009
Discussion of Financial Condition Changes from December 31, 2009 to September 30, 2010 (continued)
Overview (continued)
We continue to deal with the economic challenges in our markets, through our loan charge-offs and provision for loan losses as we recognize the results of these current economic conditions and issues related to higher than normal unemployment. The real estate market continues to create a very challenging environment as bankruptcies, foreclosures and unemployment continues to be high in Ohio. Charged off loans during the nine month period ended September 30, 2010 were primarily due to borrowers experiencing continued financial difficulties as well as the write-down of collateral-dependent loans to current collateral values.
We believe that we are taking steps forward in managing our classified assets. We have devoted and will continue to devote substantial management resources toward the resolution of all delinquent and non-performing assets, but no assurance can be made that management’s efforts will be successful.
We have found that “core” deposit growth continues to be challenging but have continued to work with commercial borrowers to build banking relationships. The extended low rate environment and increased competition for deposits continues to put pressure on marginal funding costs, despite continued lower rates in 2010. During 2010, deposits decreased 1.8%, primarily due to our decrease in public funds and brokered deposits.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2010 and 2009
Discussion of Financial Condition Changes from December 31, 2009 to September 30, 2010
At September 30, 2010, Camco’s consolidated assets totaled $849.3 million, an increase of $6.6 million, or .8%, from December 31, 2009. The increase in total assets resulted primarily from increases in loans receivable offset partially by decreases in securities available for sale.
Cash and interest-bearing deposits in other financial institutions totaled $35.3 million at September 30, 2010, a decrease of $2.8 million, or 7.4%, from December 31, 2009. Securities totaled $39.1 million at September 30, 2010, a decrease of $19.0 million, or 32.7%, from December 31, 2009. The decrease was attributable to principal repayments totaling $20.8 million offset partially by the purchases of $1.6 million of securities and a $148,000 decrease in the fair market value of securities available for sale for the nine-month period ended September 30, 2010. The yield on agencies purchased during the nine month period was 4.26%. The current lack of investment options and low rate environment have affected purchases. As a result, cash from repayments are currently being deployed into loans and paying down borrowings when possible.
Loans receivable net, including loans held for sale, totaled $688.7 million at September 30, 2010, an increase of $29.2 million, or 4.4%, from December 31, 2009. The increase resulted primarily from loan disbursements and purchases totaling $195.2 million offset partially by principal repayments of $94.5 million, loan sales of $48.7 million, provision of $17.5 million and transfers to real estate owned of $4.0 million. The volume of loans originated and purchased during the first nine months of 2010 increased compared to the same 2009 period by $10.9 million, or 5.9%, while the volume of loan sales decreased by $43.2 million, or 47.0%, period to period. The total loan portfolio mix has changed with a greater percentage representing commercial loans. While we have seen slight increases in prepayments on residential mortgage loans, we continue to produce new portfolio residential mortgage loans related to the low rate environment with customer’s preference toward fixed rate loans which we have historically sold and serviced.
Loan originations during the nine-month period ended September 30, 2010, were comprised primarily of $101.0 million in commercial loans, $75.6 million of loans secured by one- to four-family residential real estate and $18.5 million in consumer and other loans. Our intent is to continue to service our communities with their residential needs while also expanding consumer and commercial real estate lending in future periods as a means of increasing the yield on our loan portfolio.
The allowance for loan losses totaled $16.9 million and $16.1 million at September 30, 2010 and December 31, 2009, respectively, representing 49.6% and 44.2% of nonperforming loans, respectively, at those dates. Nonperforming loans (90 days or more delinquent plus nonaccrual loans) totaled $34.0 million and $36.4 million at September 30, 2010 and December 31, 2009, respectively, constituting 4.82% and 5.40% of total net loans, including loans held for sale, at those dates. Net charge-offs totaled $16.8 million during the nine months of 2010.
Deposits have decreased $12.0 million, or 1.8%, primarily in higher yielding brokered deposits and public funds. We continue to price certificate of deposit specials in a manner that retains “core” customers rather than attracting interest rate sensitive certificate of deposit customers. Additionally, we continue to focus our commercial efforts into core banking relationships by establishing depository accounts with our lending customers.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2010 and 2009
Discussion of Financial Condition Changes from December 31, 2009 to September 30, 2010 (continued)
The third quarter results were significantly affected by sizeable loan charge offs that were taken which created a need to replenish the allowance for loan and lease losses through a provision of $16.9 million. Due to continued delinquencies, bankruptcies and stress on the economy, the Credit Administration unit ordered appraisals on several larger commercial credits that resulted in partial and full write downs based on impairment and collateral dependency. Additionally, we have continued to quantify and analyze our loan loss allowance by segmenting our portfolio into smaller groupings based on origination dates, collateral codes, loss history and trending of such portfolios. We believe that this will refine the Bank’s process for calculating the allowance based on comprehensive and consistently applied analysis of the loan portfolio.
The softening of the real estate market through 2009 and 2010 has and continues to adversely affect earnings as real estate lending (including commercial, land development, and residential) is a large portion of the Bank’s loan portfolio. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers and changes in taxes. A downturn in the real estate markets in which the Corporation originates, purchases and services mortgage and other loans could continue to hurt our business because these loans are secured by real estate. Further declines in the values of such properties may adversely affect the Corporation’s future earnings.
The following table details 30 — 89 days delinquent loans at:

	September	December 31,
	30, 2010	2009
	30 - 89 days	30 - 89 days
	delinquent	delinquent
Residential	$4,599	$4,818
Multifamily	77	79
Non Residential	—	2,693
Construction / development	—	534
Commercial	737	92
HELOC and second mortgage	1,838	2,020
Consumer and other	70	77

Total	$7,321	$10,313

The decrease in delinquiencies is reflective of the substantial management resources devoted toward the resolution of all delinquent and non-performing assets. Although this is a positive trend there are no assurances that management’s efforts will be able to continue the trend with the same degree of effectiveness.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2010 and 2009
Discussion of Financial Condition Changes from December 31, 2009 to September 30, 2010 (continued)
Although we believe that the allowance for loan losses at September 30, 2010, is adequate to cover probable, incurred losses inherent in the loan portfolio at that date based upon the available facts and circumstances, there can be no assurance that additions to the allowance for loan losses will not be necessary in future periods, which could adversely affect our results of operations. Unemployment rates in our markets and Ohio in general, are higher than the national average, and bankruptcy and foreclosure filings in Ohio are very high compared to the rest of the nation. Additionally, Ohio is experiencing declining residential real estate values.
The following table presents changes in Camco’s allowance for loan losses:

	Sept 30,	December 31,
	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$16,099	$15,747
Charge-offs:
1-4 family residential real estate (1)	6,731	8,267
Multifamily & nonresidential real estate	5,100	9,664
Other Construction and Land	2,614	2,484
Consumer	20	20
Commercial	3,410	2,052
Agriculture Loans	—	41
Overdraft Protection	7	18

Total charge-offs	17,882	22,546

Recoveries:
1-4 family residential real estate (1)	411	445
Multifamily & nonresidential real estate	258	621
Other Construction and Land	225	—
Commercial	204	22
Agriculture Loans	8	—
Consumer and Overdraft Protection	8	18

Total recoveries	1,114	1,106

Net (charge-offs) recoveries	16,768	21,440

Provision for losses on loans	17,524	21,792

Balance at end of period	$16,855	$16,099

(1)	Includes home equity lines of credit
At September 30, 2010, the Corporation’s real estate owned (REO) consisted of 152 repossessed properties with a net book value of $10.6 million. Initial loss is recorded as a charge to the allowance for loan losses within 90 days of being transferred to REO. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The Corporation reflects costs to carry REO as period costs in operations when incurred. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of cost or fair value of the related assets at the date of foreclosure, less estimated costs to sell the property.
The Corporation works with borrowers to avoid foreclosure if possible. If it becomes inevitable that a borrower will not be able to retain ownership of their property, the Corporation often seeks a deed in lieu of foreclosure in order to gain control of the property earlier in the recovery process. As a result, real estate owned grew $896,000 during the nine months of 2010. The strategy of pursuing deeds in lieu of foreclosure should result in a reduction in the holding period for nonperforming assets and ultimately reduce economic losses.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2010 and 2009
Comparison of Results of Operations for the Nine Months Ended September 30, 2010 and 2009 (continued)
Deposits totaled $647.9 million at September 30, 2010, a decrease of $12.0 million, or 1.8%, from the total at December 31, 2009. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at September 30, 2010, and December 31, 2009:

	September 30, 2010		December 31, 2009		Change
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$43,236	0.00%	$38,911	0.00%	$4,325	0.00%
Interest-bearing demand	63,845	0.33	70,564	0.43	(6,719)	(0.10)
Money market	93,854	0.67	96,172	0.68	(2,318)	(0.01)
Savings	38,634	0.25	36,638	0.25	1,997	0.00
Certificates of deposit — retail	393,342	2.07	385,622	2.70	7,720	(0.63)
Certificates of deposit — brokered	15,026	3.71	31,995	3.19	(16,970)	0.52

Total deposits	$647,937	1.49%	$659,902	1.89%	$(11,965)	(0.40)%

In 2009, brokered deposits were used to reduce borrowings and improve the Bank’s liquidity position. However, we have discontinued utilizing brokered deposits as we know they are not core, franchise-enhancing deposits, and we plan to continue with our current strategy of improving the long-term funding mix of the Bank’s deposit portfolio by aggregating “core” small business, commercial and retail checking accounts. We have continued to allow brokered deposits to mature since February of 2010 and have not re-issued such deposits. We have implemented a number of organizational and product development initiatives designed to increase commercial and small business checking accounts and have added some new certificates of deposit to maintain our “core” customers. We have also begun accepting deposits through Qwick Rate which we use to generate additional certificates of deposits at or below our advertised rates.
Money market and interest-bearing demand accounts have also decreased primarily due to our rate reduction during 2010 as customers continue to look for better rates. The historically low interest rate environment coupled with our strategy to hold our core customers has helped us maintain our margin throughout 2010. Renewal of many of the certificates of deposit maturing in the remainder of 2010 may continue to slightly reduce our cost of funds, based on our current low rate environment and expectation for interest rates.
Federal Home Loan Bank (FHLB) advances and other borrowings totaled $143.7 million at September 30, 2010, an increase of $34.4 million, or 31.5%, from the total at December 31, 2009. The increase in borrowings was primarily due to the increases in loans receivable and loans held for sale. Loans for sale increased $11.7 million which will be funded in the near future and help reduce overnight borrowings as funding occurs. See “Liquidity and Capital Resources” for further discussion on our borrowings position.
Stockholders’ equity totaled $45.2 million at September 30, 2010, a decrease of $15.3 million, or 25.3%, from December 31, 2009.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2010 and 2009
Comparison of Results of Operations for the Nine Months Ended September 30, 2010 and 2009
Camco’s net loss for the nine months ended September 30, 2010, totaled $15.6 million, a decrease of $16.2 million, from the $591,000 of net earnings reported in the comparable 2009 period. The decrease in earnings was primarily attributable to an increase in the provision for losses on loans of $15.6 million, a $622.000 impairment in mortgage servicing rights and a $583,000 increase of expenses relating to higher loan production, operating expenses associated with real estate owned and legal expenses relating to the resolution of problem assets. The increases were offset partially by an increase in net interest income of $1.5 million.
Interest Income
Net interest income amounted to $19.4 million for the nine months ended September 30, 2010, an increase of $1.5 million, or 8.2%, compared to the nine-month period ended September 30, 2009, generally reflecting the effects of a $62.1 million decrease in the average balance of interest bearing liabilities and a 67 basis point decrease in cost of funds. Net interest margin increased to 3.41% in the nine months ended September 30, 2010 compared to 2.82% for the comparable period in 2009.
Margin pressure continues to be a challenge due to the yield on assets declining at a faster rate than the cost of funds. At the same time, the loan portfolio has not grown to offset the tighter spreads. We continue to work diligently on our classified and non performing assets to better position the portfolio and increase our interest income. Portfolio lending has slowed, but we have begun to see additional lending possibilities arise in the commercial area and continue to work in our communities with real estate brokers and community contacts to strengthen our residential lending efforts. Additionally, due to the historically low interest rate environment we have been able to decrease our yield on cost of funds to absorb the tightening of assets and improve our margin.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2010 and 2009
Comparison of Results of Operations for the Nine Months Ended September 30, 2010 and 2009 (continued)
AVERAGE BALANCE, YIELD, RATE AND VOLUME DATA
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

	2010			2009
	Average	Interest	Average	Average	Interest	Average
Nine Months Ended September 30,	outstanding	earned	yield/	outstanding	earned	yield/
(Dollars in thousands)	balance	/ paid	rate	balance	/ paid	rate
Interest-earning assets:
Loans receivable (1)	$656,746	28,074	5.70%	$676,494	30,560	6.02%
Securities	47,052	1,515	4.29%	82,405	2,481	4.01%
FHLB stock	29,888	1,006	4.49%	29,888	1,042	4.65%
Other Interest-bearing accts	24,694	4	0.02%	57,301	25	0.06%

Total interest-earning assets	758,380	30,599	5.38%	846,088	34,108	5.38%

Noninterest-earning assets (2)	92,463			106,790

Total average assets	$850,843			$952,878

Interest-bearing liabilities:
Deposits	610,673	8,259	1.80%	641,929	12,039	2.50%
FHLB advances and other	127,141	2,961	3.11%	157,968	4,161	3.51%

Total interest-bearing liabilities	737,814	11,220	2.03%	799,897	16,200	2.70%

Noninterest-bearing deposits	41,845			37,183
Noninterest-bearing liabilities	13,125			43,681

Total average liabilities	792,784			880,761
Total average shareholders’ equity	58,059			72,117

Total liabilities and shareholders’ equity	$850,843			$952,878

Net interest income/Interest rate spread		$19,379	3.35%		$17,908	2.67%

Net interest margin (3)			3.41%			2.82%

Average interest-earning assets to average interest-bearing liabilities			102.8%			105.8%

(1)	Includes Loans Held for Sale but does not include ALLL and Non-Accrual Loans.

(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses.

(3)	Net interest income as a percent of average interest-earning assets.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2010 and 2009
Comparison of Results of Operations for the Nine Months Ended September 30, 2010 and 2009 (continued)
Interest income on loans totaled $28.1 million for the nine months ended September 30, 2010, a decrease of $2.5 million or 8.1% from the comparable 2009 period. The decrease resulted primarily from a 32 basis point decrease in the average yield to 5.70% from 6.02% in 2009, coupled with a decrease in the average balance outstanding of $19.7 million or 2.9% from the 2009 period. The decrease is yield is due to several factors including the repricing of our adjustable rate loans at the current historical low interest rates. This and current tightening of spreads are key drivers for the decrease in the yield on loans in 2010. Further declines in the interest rate environment may continue to negatively affect the yield on loans.
Interest income on securities totaled $1.5 million for the nine months ended September 30, 2010, a decrease of $966,000, or 38.9%, from the same period of 2009. The decrease was due primarily to a $35.4 million, or 42.9%, decrease in the average balance outstanding in the nine months of 2010 from the same period of 2009, offset partially by a 28 basis point increase in the average yield period to period.
Dividend income on FHLB stock decreased by $36,000, or 3.5%, due primarily to a 16 basis point decrease in the average yield, to 4.49% in 2010. Interest income on other interest-bearing accounts decreased $21,000, or 84.0% primarily due to a 4 basis point decrease in the average yield, to .02%. This decrease was due to higher balances needed to compensate for charges at correspondent banks leaving less balance for interest calculation coupled with decreased rates.
Interest Expense
Interest expense on deposits totaled $8.3 million for the nine months ended September 30, 2010, a decrease of $3.8 million or 31.4% compared to the same period in 2009, due primarily to a 70 basis point decrease in the average cost of deposits to 1.80% in the current period coupled with a $31.3 million or 4.9% decrease in average deposits outstanding. Management expects the cost of deposits to begin stabilizing, as rates are extremely low and competition for deposits may limit management’s ability to reduce the cost of deposits proportionately to falling loan yields.
Interest expense on borrowings totaled $3.0 million for the nine months ended September 30, 2010, a decrease of $1.2 million or 28.8% from the same 2009 nine-month period. The decrease resulted primarily from a $30.8 million or 19.5% decrease in the average balance outstanding year to year, coupled with a 40 basis point decrease in the average cost of borrowings to 3.11%.
Provision for Losses on Loans
A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectability of the Bank’s loan portfolio. Key drivers of the provision are changes in commercial real estate values on existing impaired loans and the level of impaired loans. The higher allocation in recent quarters primarily reflects the impact of distressed commercial real estate values and general economic conditions on specific reserves for impaired loans, while the elevated level of charge-offs in recent periods resulted in higher loss factors for graded loans. The allowance allocated to the real estate and consumer loan categories is based upon Camco’s allowance methodology for homogeneous pools of loans. The methodology takes into consideration the housing price depreciation that we have experienced over the past 12 months and the loss of equity that homeowners are experiencing in our geographic areas. The fluctuations and changes in these allocations are consistent with

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2010 and 2009
Comparison of Results of Operations for the Nine Months Ended September 30, 2010 and 2009 (continued)
Provision for Losses on Loans (continued)
the changes in loan quality, loss experience and economic factors in each of the loan categories. Nonperforming loans (three payments or more delinquent plus nonaccrual loans) totaled $34.0 million at September 30, 2010, a slight increase from $32.8 million from December 31, 2009. Additionally, net charge offs totaled $16.8 million at September 30, 2010 compared to $5.1 million, at September 30, 2009.
Based upon an analysis of these factors and the continued uncertain economic outlook, we recorded $17.5 million to the provision for losses on loans for the nine months ended September 30, 2010, compared to $1.9 million for the same period in 2009. We believe our loans are adequately reserved for probable, incurred losses inherent in our loan portfolio at September 30, 2010. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses in the future, understanding that all lending activity contains associated risks of loan losses. In addition, the historical loss factors, mix and composition of both portfolio loans and nonperforming loans change from period to period. As of September 30, 2010, the ratio of allowance for loan losses to nonperforming loans increased from the prior year and our allowance also increased, representing 2.43% of total net loans versus 2.38% at December 31, 2009.
Other Income
Other income totaled $4.8 million for the nine months ended September 30, 2010, a decrease of $1.1 million, or 18.4%, from the comparable 2009 period. The decrease in other income was primarily attributable to a $706,000, or 840.5%, decrease in the value of our mortgage servicing rights coupled with a $158,000 decrease in gain on sale of loans.
The decrease in mortgage servicing rights was due to increased volatility in the market, which in turn increased the prepayment speeds utilized to value the portfolio. At September 30, 2010, we serviced $476.6 million in one-to-four family residential mortgage loans for others, primarily Freddie Mac and Fannie Mae, which declined from $497.4 million at December 31, 2009. The decrease in gain on sale of loans was due to decreased loan sales of $43.2 million from the comparable period in 2009.
General, Administrative and Other Expense
General, administrative and other expense totaled $21.7 million for the nine months ended September 30, 2010, an increase of $583,000, or 2.8%, from 2009. The increase in general, administrative included an increases of employee compensation and benefits, real estate owned and other expenses and professional services. These increases were partially offset by decreases in occupancy & equipment and postage, supplies and office expenses.
Employee compensation and benefits increased primarily due to incentives related to increased commercial originations coupled with increased incentive accruals and salary continuation costs.
The increase in real estate owned and other expenses is reflective of falling real estate values that negatively impacted our portfolio value and caused a write down to fair market value coupled with additional properties taken into real estate owned due to foreclosures in 2010. Additionally, as noted earlier home values in Ohio have continued to decline from previous levels. These factors compounded by an uncertain economic outlook and increasing unemployment may result in continued expenses going into 2011.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2010 and 2009
Comparison of Results of Operations for the Nine Months Ended September 30, 2010 and 2009
The increase in professional services relates to legal expenses incurred relating to classified commercial assets and the costs of foreclosure process and safeguarding of assets.
The decrease in occupancy and equipment was due to decreased depreciation and repairs. The decreases in postage, supplies and office expenses relates to 2009 including additional incurred expenses related to the termination of a merger and additional re-advertising of our branches and brand and re-ordering of pre-printed materials and supplies to regular inventory levels.
Federal Income Taxes
Federal income taxes totaled $457,000 for the nine months ended September 30, 2010; an increase of $326,000, compared to the nine months ended September 30, 2009. This increase reflects a 100% valuation allowance on the Corporation’s deferred tax asset. As the Corporation executes plans to return to profitability future earnings will benefit from operating loss carry-forwards.
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, the consequence to the Bank resulted in a carry-forward loss position as of December 31, 2009. A cumulative loss position is considered significant negative evidence in assessing the realization of a deferred tax asset, which is difficult to overcome. Reversal of the valuation allowance can be realized in future tax returns based on estimates of projected taxable income.
Asset Quality
Loan quality has been impacted by the sluggish economic recovery within our market areas which has caused declines in the underlying value of collateral both in commercial and residential real estate and deterioration in the financial condition of some of our borrowers. These factors have made it difficult to sustain a steady reduction in classified assets and non performing loans. The majority of the third quarter provision is driven by recent appraisal information on less than ten large collateral-dependent commercial credits and the write down of properties brought in through foreclosure.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2010 and 2009
Comparison of Results of Operations for the Three Months Ended September 30, 2010 and 2009
Asset Quality (continued)
A summary of certain key factors follows:

(in thousands)	9/30/2010	6/30/2010	12/31/2009
Criticized Loans *	63,716	71,554	71,673
Non Performing Loans	34,009	42,643	36,449
Delinquent 60+ days	28,017	34,407	32,296
Loan Loss Reserve **	16,855	15,676	16,099
Loan Loss Reserve / Total Loans **	2.39%	2.26%	2.38%

*	Includes special mention, substandard, and doubtful.

**	As restated in the 2nd quarter 10-Q/A
Management considers asset quality of the Bank to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. As part of the loan review function, the Bank engages a third-party auditing firm to review the underwriting documentation and risk grading analysis.
In October of 2010, an external loan review of the Bank’s loan portfolio (as of September, 2010) was conducted, covering 39% of the total commercial loans outstanding and committed as of September 30, 2010. This was the second of two reviews scheduled for 2010. At this review, 74 commercial relationships representing approximately $130,000,000 or 39% of the Bank’s exposure along with 60 consumer borrowers were reviewed. The consumer loan review covered a sampling of new consumer originations made in 2010.
For both reviews in 2010, the loan review covered 160 commercial relationships for approximately $267,000,000 or 79% of the total commercial loans outstanding and committed as of September 30, 2010.
The overall sample captured:
•	The Bank’s largest borrowers exceeding $1,000,000
•	Watch List borrowers exceeding a threshold of $250,000
•	A risk based sampling of other borrowers between $400,000 and $999,999
The external loan review resulted in 3% of borrowers reviewed being downgraded from special mention or better to substandard. Downgrades identified during this review were considered in the computation of the allowance for loan losses.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2010 and 2009
Comparison of Results of Operations for the Three Months Ended September 30, 2010 and 2009
General
Camco’s net loss for the three months ended September 30, 2010, totaled $11.6 million, a decrease of $12.0 million, from the $355,000, of net earnings reported in the comparable 2009 period. Earnings per share were $(1.61) and $.05 in 2010 and 2009, respectively. The decrease in earnings was principally driven by the provision for loan losses of $11.4 million for the three months ended September 30, 2010.
Interest Income
Net interest income amounted to $6.8 million for the three months ended September 30, 2010, an increase of $571,000, or 9.2%, compared to the three-month period ended September 30, 2009, generally reflecting the effects of a 76 basis point decrease in the cost of funds. Net interest margin increased to 3.59% in the third quarter of 2010 compared to 3.07% for the comparable period in 2009.
Margin pressure continues to be a challenge due to the yield on assets declining at a faster rate than the cost of funds. At the same time, the loan portfolio has not grown to offset the tighter spreads. We continue to work diligently on our classified and non performing assets to better position the portfolio and increase our interest income. Portfolio lending has slowed, but we have begun to see additional lending possibilities arise in the commercial area and continue to work in our communities with real estate brokers and community contacts to strengthen our residential lending efforts. Additionally, due to the historically low interest rate environment we have been able to decrease our yield on cost of funds to absorb the tightening of assets and improve our margin.
Interest income on loans totaled $9.5 million for the three months ended September 30, 2010, a decrease of $435,000 million, or 4.4%, from the comparable 2009 period. The decrease resulted primarily from a decrease of 35 basis points in the average yield in the 2010 period offset partially by an increase in the average balance outstanding of $10.0 million in 2010 compared to the same three months of 2009.
Interest income on securities totaled $442,000 for the three months ended September 30, 2010, a decrease of $219,000, or 33.1%, from the third quarter of 2009. The decrease was due primarily to a $28.7 million, or 41.7%, decrease in the average balance outstanding in the third quarter of 2010 from the third quarter of 2009, offset partially by a 56 basis point increase in the average yield, to 4.40% for the 2010 period.
Dividend income on FHLB stock decreased by $38,000, or 10.2%, due primarily to a 51 basis point decrease in the average yield, to 4.48% in 2010. Interest income on other interest-bearing accounts decreased $3,000 primarily due to the higher balances needed to compensate for charges at correspondent banks leaving less balance for interest calculation coupled with decreased rates.
Interest Expense
Interest expense on deposits totaled $2.6 million for the three months ended September 30, 2010, a decrease of $1.0 million or 29.0% compared to the same quarter in 2009, due primarily to an 82 basis point decrease in the average cost of deposits to 1.69% in the current quarter offset partially by a $31.1 million or 5.4% increase in average deposits outstanding. Management expects the cost of deposits to begin stabilizing as rates are considerably low and competition for deposits may limit management’s ability to continue reducing the cost of deposits proportionately to falling loan yields.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2010 and 2009
Comparison of Results of Operations for the Three Months Ended September 30, 2010 and 2009
Interest Expense(continued)
Interest expense on borrowings totaled $972,000 for the three months ended September 30, 2010, a decrease of $217,000, or 18.3%, from the same 2009 three-month period. The decrease resulted primarily from a $10.5 million or 7.5% decrease in the average balance outstanding coupled with a 40 basis point decrease in the average cost of borrowings to 3.00% year to year.
Net Interest Income
As a result of the foregoing changes in interest income and interest expense, net interest income increased by $571,000, or 9.2%, to a total of $6.8 million for the three months ended September 30, 2010. The interest rate spread increased to 3.55% at September 30, 2010, from 2.78% at September 30, 2009, while the net interest margin increased to 3.59% for the three months ended September 30, 2010, compared to 3.07% for the 2009 period.

Camco Financial Corporation
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

	2010			2009
	Average	Interest	Average	Average	Interest	Average
Three Months Ended September 30,	outstanding	earned	yield/	outstanding	earned	yield/
(Dollars in thousands)	balance	/ paid	rate	balance	/ paid	rate
Interest-earning assets:
Loans receivable (1)	$661,778	9,513	5.75%	$651,796	9,948	6.10%
Securities	40,154	442	4.40%	68,825	661	3.84%
FHLB stock	29,888	335	4.48%	29,888	373	4.99%
Other Interest-bearing accts	21,301	2	0.04%	54,206	5	0.04%

Total interest-earning assets	753,121	10,292	5.47%	804,714	10,987	5.46%

Noninterest-earning assets (2)	94,118			110,207

Total average assets	$847,239			$914,922

Interest-bearing liabilities:
Deposits	608,661	2,570	1.69%	577,546	3,619	2.51%
FHLB advances and other	129,429	972	3.00%	139,882	1,189	3.40%

Total interest-bearing liabilities	738,090	3,542	1.92%	717,428	4,808	2.68%

Noninterest-bearing deposits	42,848			36,094
Noninterest-bearing liabilities	12,317			89,221

Total average liabilities	793,255			842,743
Total average shareholders’ equity	53,984			72,179

Total liabilities and shareholders’ equity	$847,239			$914,922

Net interest income/Interest rate spread		$6,750	3.55%		$6,179	2.78%

Net interest margin (3)			3.59%			3.07%

Average interest-earning assets to average interest-bearing liabilities			102.0%			112.2%

(1)	Includes Loans Held for Sale but does not include ALLL and Non-Accrual Loans.

(2)	Includes securities designated as available for sale.

(3)	Net interest income as a percent of average interest-earning assets.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2010 and 2009
Comparison of Results of Operations for the Three Months Ended September 30, 2010 and 2009 (continued).
Provision for Losses on Loans
Management recorded a provision for losses on loans totaling $11.4 for the three months ended September 30, 2010, compared to $440,000 in the 2009 period. We believe our loans are adequately reserved for probable, incurred losses inherent in our loan portfolio at September 30, 2010. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses in the future. At September 30, 2010 our loan reserves represent 2.43% of total net loans.
Other Income
Other income totaled $1.4 million for the three months ended September 30, 2010, a decrease of $170,000, or 10.6%, from the comparable 2009 period. The decrease in other income was primarily attributable to a $343,000 decrease in the value of mortgage servicing rights due to faster prepayment assumptions related to the low rate environment. However, mortgage loan sales to Freddie Mac and Fannie Mae have been strong. Margins have also widened; gains on sale of loans were $332,000 an increase of $125,000, or 60.4%.
Gain on sale of fixed assets and investments decreased $151,000 or 98.7%. The higher gain in 2009 was related to a building located in Erlanger, Kentucky that was closed in January 2008 and sold in the third quarter of 2009.
General, Administrative and Other Expense
General, administrative and other expense totaled $7.8 million for the three months ended September 30, 2010, an increase of $562,000, or 7.8%, from 2009. The increase relates to higher loan production, incentives, salary continuation, operating expenses associated with real estate owned and legal expenses relating to the resolution of problem assets.
Employee compensation and benefits increased primarily due to incentives related to increased commercial originations coupled with increased incentive accruals and salary continuation costs.
The increase in real estate owned and other expenses is reflective of falling real estate values that negatively impacted our portfolio value and caused a write down to fair market value coupled with additional properties taken into real estate owned due to foreclosures in 2010. Additionally, as noted earlier, home values in Ohio have continued to decline from previous levels. These factors compounded by an uncertain economic outlook and increasing unemployment may result in continued expenses going into 2011.
The increase in professional services relates to legal expenses incurred relating to classified commercial assets and the costs of foreclosure process and safeguarding of assets.
The decrease in occupancy and equipment was due to decreased depreciation as assets become fully depreciated and additional purchases have not been made coupled with reduction of repairs needed. The decreases in postage, supplies and office expenses relates to the changes in our overnight courier service companies, the discontinuation of our internal courier runs, re-negotiation of telephone contracts that have created savings coupled with curtailed spending on office supplies.

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2010 and 2009
Comparison of Results of Operations for the Three Months Ended September 30, 2010 and 2009 (continued).
Federal Income Taxes
The tax expense for federal income taxes totaled $572,000 for the three months ended September 30, 2010; an increase of $825,000, compared to the three months ended September 30, 2009. This increase reflects a 100% valuation allowance on the Corporation’s deferred tax asset. As the Corporation executes plans to return to profitability future earnings will benefit from operating loss carry-forwards.
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, the consequence to the Bank resulted in a carry-forward loss position as of December 31, 2009. A cumulative loss position is considered significant negative evidence in assessing the realization of a deferred tax asset.
Additional Capital
The Corporation’s Tier 1 capital at September 30, 2010 did not meet the requirements set forth in the Bank Agreement or Camco Agreement with the FDIC and Ohio Division of Financial Institutions (Ohio Division”) and the Federal Reserve Board of Governors (“FRB”), respectively, as those agreements are discussed under “Liquidity and Capital Resources” below. As a result the Corporation will need to increase capital levels to meet the standards set forth by the FDIC, Ohio Division and FRB. The Corporation has engaged an investment banking firm and is in the process of developing a capital plan that may include balance sheet reduction, the sale of branches, issuing common stock, preferred stock, debt or some combination of those issuances, or other financing alternatives that will be treated as capital. Although, the Corporation anticipates raising additional capital, the Board of Directors has not yet determined the type, timing, amount, or terms of possible securities to be issued in the offering, and there are no assurances that an offering will be completed or that the Corporation will succeed in this endeavor. In addition, a transaction, which would likely involve equity financing would result in substantial dilution to current stockholders and could adversely affect the price of the Corporation’s common stock.
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

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the nine- and three-month periods ended September 30, 2010 and 2009
Comparison of Results of Operations for the Three Months Ended September 30, 2010 and 2009 (continued).
Liquidity and Capital Resources (continued)
Camco is a single bank holding Corporation and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Ohio statutes impose certain limitations on the payment of dividends and other capital distributions by banks. Generally, absent approval of the Ohio Division, such statutes limit dividend and capital distributions to earnings of the current and two preceding years. Advantage entered into a consent order with the FDIC and Ohio Division in July 2009 (the “Bank Agreement”) which prohibits the Bank from paying a dividend to Camco without prior approval of the FDIC and Ohio Division. Camco currently has $5.0 million outstanding trust preferred securities with a maturity date of 2037. In an effort to preserve capital, Camco is currently exercising its right to defer interest payments on these securities. Camco’s agreement regarding these securities provides for a deferment of interest payment for up to 20 consecutive quarters without default. Based on notification received from the FRB on April 30, 2009, Camco was required to exercise this provision to defer interest payments and has deferred a total of five quarters as of June 30, 2010. Further, as a result of entering into a Memorandum of Understanding with the FRB on March 4, 2009 (see below), we are prohibited from paying dividends to our stockholders without first obtaining the approval of the FRB. Our ability to pay dividends to stockholders is dependent on our net earnings. A decline in earnings, increases in loan losses, or higher regulatory capital reserve requirements may jeopardize our ability to pay dividends in the future.
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
A significant portion of the Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents. The Bank’s primary sources of cash are principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB of Cincinnati which provides an additional source of funds. At September 30, 2010, The Bank had $133.0 million in advances from the FHLB of Cincinnati with an additional $84.1 million available to borrow.
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

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Liquidity and Capital Resources — (continued)
Approximately $56.6 million of the Corporation’s certificate of deposit portfolio is scheduled to mature during the fourth quarter of 2010. Based on prior experience, management believes that a significant portion of such deposits will remain with the Corporation, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment.
The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of September 30, 2010.

	Payments due by period
	Less			More
	Than	1-3	3-5	Than
	1 year	years	years	5 years	Total
	(In thousands)

Contractual obligations:
Operating lease obligations (1)	$91	571	362	175	1,199
Advances from the Federal Home Loan Bank	52,000	44,047	30,601	6,380	133,028
Certificates of deposit	208,659	145,614	54,095	—	408,368
Repurchase agreements	5,637	—	—	—	5,637
Subordinated debentures (2)	—	—	—	5,000	5,000
Ohio Equity Funds for Housing	781	205	289	137	1,412
Amount of commitments expiration per period
Commitments to originate loans:
Revolving, open-end lines	$48,909	—	—	—	48,909
1-4 family residential construction	10,506	—	—	—	10,506
Commercial real estate, other construction land development	16,139	—	—	—	16,139
Commitments to fund commercial real estate, construction and land development loans not secured by real estate	8,551	—	—	—	8,551
Other unused commitments	11,861	—	—	—	11,861
Stand by letters of credit	397	—	—	—	397

Total contractual obligations	$363,531	190,437	85,347	11,692	651,007

(1)	The subordinated debentures are redeemable, at Camco’s option, as of September 15, 2009. The debentures mature on September 15, 2037.
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

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Liquidity and Capital Resources (continued)
Camco and Advantage are required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2010, both companies exceeded all minimum regulatory capital requirements to be considered “Well or Adequately capitalized.” The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at September 30, 2010:

					To be “well-
					capitalized”
					under prompt
			For capital		corrective action
	Actual		Adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$57,057	8.61%	≥$53,026	8.0%	≥$66,283	10.0%
Advantage Bank	$53,785	8.13%	≥$52,906	8.0%	≥$66,132	10.0%

Tier I capital to risk-weighted assets:
Camco Financial Corporation	$48,684	7.34%	≥$26,513	4.0%	≥$39,770	6.0%
Advantage Bank	$45,412	6.87%	≥$26,453	4.0%	≥$39,679	6.0%

Tier I leverage to average assets:
Camco Financial Corporation	$48,684	5.73%	≥$33,985	4.0%	≥$42,481	5.0%
Advantage Bank (1)	$45,412	5.37%	≥$33,816	4.0%	≥$42,270	5.0%

(1)	Due to the consent order Advantage cannot be considered well or adequately capitalized until such order is lifted by the FDIC and the Ohio Division.
Federal law prohibits a financial institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized. Additionally, the payment of dividends by Advantage to Camco and by Camco to its stockholders is subject to restriction by regulatory agencies. These restrictions normally limit dividends from the Bank to the sum of the Bank’s current and prior two years’ earnings, as defined by the agencies.
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

Camco Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Liquidity and Capital Resources (continued)
Advantage entered into a Consent Agreement with the FDIC and the Ohio Division that provided for the issuance of the Bank Agreement by the FDIC and the Ohio Division on July 31, 2009. The Bank Agreement requires Advantage to, among other things, (i) increase its Tier I risk based capital to 8%; and (ii) seek regulatory approval prior to declaring or paying any cash dividend. As a result of the Bank Agreement, Advantage is disqualified as a public depository under Ohio law and will incur higher premiums for FDIC insurance of its accounts.
Camco and Advantage are currently not in compliance with the capital requirement of the Camco and Bank Agreements. Any material failure to comply with the provisions of either agreement could result in additional enforcement actions by the FDIC, the Ohio Division or the FRB.
As a result of the recent downturn in the financial markets, the availability of many sources of capital (principally to financial service companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the downturn. Management cannot predict when or if the capital markets will return to more favorable conditions.
There can be no assurances that the Corporation will be successful in its efforts to raise additional capital during 2010. An equity financing transaction would result in substantial dilution to the Corporation’s current stockholders and could adversely affect the market price of the Corporation’s common stock. We are unable to predict if these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to the regulatory restrictions which exist that prohibit dividends between the Bank and Camco, Camco may be unable to meet its financial obligations in the normal course of business.
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

Camco Financial Corporation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
There has been no material change in the Corporation’s market risk since the Corporation’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009. The projected balance sheet indicates that asset repricing will out perform liabilities resulting in improved net interest income and earnings in a raising rate environment. A downward rate environment results in decreased earnings as assets reprice to lower rates and liabilities reach implied floors which limit their downward adjustments.
The objective of the Bank’s interest rate risk management function is to maintain consistent growth in net interest income within the Bank’s policy limits. This objective is accomplished through management of the Bank’s balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates and customer preferences.
As of September 30, 2010, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a 200 basis point shock, net interest income would increase $1.7 million or 5.82%, and in a -200 basis point shock, net interest income would decrease $1.9 million or 6.60%. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. As of September 30, 2010 this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 16.6% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 12.9%.

Camco Financial Corporation
ITEM 4: Controls and Procedures
Disclosure Controls
Camco’s Chief Executive Officer and Principal Financial Accounting Officer evaluated the effectiveness of Camco’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based upon that evaluation, the Chief Executive Officer and Principal Financial Accounting Officer concluded that Camco’s disclosure controls and procedures were effective as of September 30, 2010. During the quarter ended September 30, 2010, there were no changes in Camco’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Camco’s internal controls over financial reporting.
PART II
ITEM 1. Legal Proceedings
The Corporation is a party to pending and threatened legal actions in the normal course of business, but none of these actions has been determined to be material.
ITEM 1A. Risk Factors
The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may adversely affect our business, financial condition and results of operations.
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). This new law will significantly change the regulation of financial institutions and the financial services industry. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on our Corporation will not be known for months and even years.
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

Camco Financial Corporation
ITEM 1A. Risk Factors (continued)
•
new corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices, including requiring companies to “claw back” incentive compensation under certain circumstances, to provide shareholders the opportunity to cast a non-binding vote on executive compensation, and to consider the independence of compensation advisers, and new executive compensation disclosure requirements.

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
Our Tier 1 risk-based capital ratio is currently not in compliance with our Bank Agreement or the written agreement, which may subject us to additional enforcement action.
The Bank Agreement and the written agreement with the FRB require that Advantage maintain Tier 1 capital of 8.0%. At September 30, 2010, Advantage’s Tier 1 capital was 5.37%. Our failure to comply with the Bank Agreement and the Camco agreement could result in additional enforcement actions by the FDIC, Ohio Division and the FRB. Under the Camco agreement, Camco was required to notify the FRB when it fell below the minimum ratios and to submit an acceptable capital plan that details the steps Camco will take to increase the capital ratios to the required minimums. We have notified the FRB and are working with each of our regulators to develop an acceptable capital plan. In addition to any further enforcement actions, we may be required to raise additional capital to meet the minimum requirements. Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control. Accordingly, there can be no assurance that we can raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Camco Financial Corporation
The Corporation’s results of operations, financial condition or liquidity may be adversely impacted by issues arising in foreclosure practices, including delays in the foreclosure process related to certain industry deficiencies, as well as potential losses in connection with actual or projected repurchases and indemnification payments related to mortgages sold into the secondary market.
Recent announcements of deficiencies in foreclosure documentation by several large seller/servicer financial institutions have raised various concerns relating to mortgage foreclosure practices in the United States. A group of state attorneys, general and state bank and mortgage regulators in all 50 states and the District of Columbia is currently reviewing foreclosure practices and a number of mortgage sellers/servicers have temporarily suspended foreclosure proceedings in some or all states in which they do business in order to evaluate their foreclosure practices and underlying documentation.
The integrity of the foreclosure process is important to the Corporation’s business as an originator and seller/servicer of residential mortgages. As a result of the Corporation’s continued focus of concentrating its lending efforts in its primary markets in Ohio, the Corporation will not suspend any of its foreclosure activities for its own loan portfolio and will only do so if asked by Freddie Mac and Fannie Mae (GSEs). In the past, both GSEs have instructed the Bank to suspend and postpone foreclosures for various reasons, none of which was due to the Bank’s foreclosure practices. Nevertheless, the Bank could face delays and challenges in the foreclosure process arising from claims relating to industry practices generally, which could adversely affect recoveries and the Corporation’s financial results, whether through increased expenses of litigation and property maintenance, deteriorating values of underlying mortgaged properties or unsuccessful litigation results generally.
In addition, in connection with the origination and sale of residential mortgages into the secondary market, the Corporation makes certain representations and warranties, which, if breached, may require it to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. Although the Corporation believes that its mortgage documentation and procedures have been appropriate, it is possible that the Corporation will receive repurchase requests in the future and the Corporation may not be able to reach favorable settlements with respect to such requests. In the past 12 quarters only three loans have been repurchased by the Bank. It seems unlikely for this trend to increase due to the conservative nature of the Bank. However unlikely, it is possible that the Corporation may increase its reserves or may sustain losses associated with such loan repurchases and indemnification payments.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable
(b)	Not applicable
(c)	Not applicable
ITEM 3. Defaults Upon Senior Securities
Not applicable
ITEM 4. (Removed and Reserved)
ITEM 5. Other Information
Not applicable

Camco Financial Corporation
PART II (continued)
ITEM 6. Exhibits

Exhibit 11	Statement regarding computation of per share earnings (incorporated by reference to Note 4 on page 11 of this Form 10-Q)

Exhibit 31.1	Section 302 Certification by Chief Executive Officer

Exhibit 31.2	Section 302 Certification by Principal Financial Officer

Exhibit 32.1	Section 1350 certification by Chief Executive Officer

Exhibit 32.2	Section 1350 certification by Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMCO FINANCIAL CORPORATION (Registrant)
Date: November 15, 2010	By:	/s/ James E. Huston
James E. Huston
Chief Executive Officer

Date: November 15, 2010	By:	/s/ Kristina K. Tipton
Kristina K. Tipton
Principal Financial Accounting Officer