Form 10-K
period 2010-12-31
CAMCO FINANCIAL CORP
filed 2011-03-30
CIK 16614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale reported as of June 30, 2010, was $18.1 million. There were 7,205,595 shares of the registrant’s common stock outstanding on March 26, 2011.
DOCUMENTS INCORPORATED BY REFERENCE:

Part III of Form 10-K: Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders

PART I

Item 1.	Business.
General
Camco Financial Corporation (“Camco” or the “Corporation”) is a bank holding company that was organized under Delaware law in 1970. Camco is engaged in the financial services business in Ohio, Kentucky and West Virginia, through its wholly-owned subsidiaries, Advantage Bank and Camco Title Agency, Inc. In June 2001, Camco completed a reorganization in which it combined its banking activities under one Ohio savings bank charter known as Advantage Bank (“Advantage” or the “Bank”). Prior to the reorganization, Camco operated five separate banking subsidiaries serving distinct geographic areas. The branch office groups in each of the regions previously served by the subsidiary banks, except for the Bank’s Ashland, Kentucky, division, which was sold in 2004, now operate as regions of Advantage. In 2003, Camco dissolved its second tier subsidiary, Camco Mortgage Corporation, and converted its offices into branch offices of the Bank. In August 2004, Camco completed a business combination with London Financial Corporation of London, Ohio, and its wholly-owned subsidiary, The Citizens Bank of London. The acquisition was accounted for using the purchase method of accounting and, therefore, the financial statements for prior periods have not been restated. At the time of the merger, Advantage Bank merged into The Citizens Bank of London and changed the name of the resulting institution to Advantage Bank. As a result, Camco became a Federal Reserve Board (“FRB”) regulated bank holding company and Advantage became an Ohio-chartered commercial bank.
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
Advantage’s lending activities include the origination of commercial real estate and business loans, consumer loans, and residential conventional fixed-rate and variable-rate mortgage loans for the acquisition, construction or refinancing of single-family homes located in Camco’s primary market areas. Camco also originates construction and permanent mortgage loans on condominiums, two- to four-family, multi-family (over four units) and nonresidential properties. Camco continues to diversify the balance sheet through increasing commercial, commercial real estate, and consumer loans as well as retail and business checking and money market deposit accounts.
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

Loan Portfolio Composition. The following table presents certain information regarding the composition of Camco’s loan portfolio at the dates indicated:

	At December 31,
	2010		2009		2008		2007		2006
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Type of loan:
Construction	$26,530	4.0%	$5,798	0.9%	$19,083	2.5%	$35,162	4.3%	$29,596	3.6%
Land, Farmland, Ag Loans	12,454	1.9	23,867	3.6	27,498	3.6	26,648	3.3	27,619	3.4
Residential	375,583	56.2	434,367	65.9	526,069	69.5	552,175	68.0	590,545	72.2
Commercial	163,951	24.6	135,371	20.5	131,518	17.4	122,345	15.0	100,189	12.2
Consumer	3,828	0.6	4,068	0.6	4,354	0.7	11,848	1.5	6,328	0.8
Commercial and industrial	28,943	4.3	25,668	3.9	26,425	3.5	30,852	3.8	27,637	3.4
Multi Family	74,342	11.1	46,138	7.0	37,087	4.9	39,529	4.9	43,392	5.3

Total	$685,631	102.7	$675,277	102.4	$772,034	102.1	$818,559	100.8	$825,306	100.9

Less:
Unamortized yield adjustments	(921)	(0.1)	(156)	(0.0)	354	0.0	166	(0.0)	(8)	(0.0)

Allowance for loan losses	(16,870)	(2.6)	(16,099)	(2.4)	(15,747)	(2.1)	(6,623)	(0.8)	(7,144)	(0.9)

Total loans, net	$667,840	100.0%	$659,022	100.0%	$756,641	100.0%	$812,102	100.0%	$818,154	100.0%

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2010, regarding the dollar amount of loans maturing in Camco’s portfolio based on the contractual terms to maturity of the loans. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity, are reported as due in one year or less.

		Due after
		one
	Due in one year	through	Due after
	or less	five years	five years	Total
	(In thousands)

Loans:
Construction	$3,693	$16,365	$6,472	$26,530
Land, Farmland, Ag Loans	5,949	2,668	3,837	12,454
Residential	29,471	81,956	264,156	375,583
Commercial	6,110	88,842	68,999	163,951
Consumer	629	2,342	857	3,828
Commercial and industrial	11,678	15,629	1,636	28,943
Multi Family	3,249	31,781	39,312	74,342

Total	$60,679	$239,583	$385,269	$685,631

Due after
December 31, 2011
(In thousands)

Fixed rate of interest	$152,851
Adjustable rate of interest	471,700

Total	$624,551

Generally, loans originated by Advantage are on a fully-amortizing basis. Advantage has no rollover provisions in its loan documents and anticipates that loans will be paid in full by the maturity date.
Residential Loans. A large portion of the lending activity of Advantage is the origination of fixed-rate and adjustable-rate conventional loans for the acquisition, refinancing, home equity lines of credit or construction of single-family residences. Home equity loans are made at fixed and variable rates of interest for terms of up to 15 years. Excluding home equity lines of credit, approximately 41.1% of total loans as of December 31, 2010, consisted of loans secured by mortgages on one- to four-family residential properties.

Advantage’s home equity line of credit loan portfolio totaled $94.0 million, or 13.7%, of the total loan portfolio at December 31, 2010. During 2010, management continued to tighten lending standards on home equity lines of credit in response to significant economic weakness and declining home values. These actions included increasing minimum credit scores and reducing the combined LTV on new loans. At December 31, 2010, residential and home equity line of credits constituted $375.6 million, or 54.8% of Advantage’s total loans.
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
The interest rate adjustment periods on adjustable-rate mortgage loans (“ARMs”) offered by Advantage are generally one, three, five and seven years. The interest rates initially charged on ARMs and the new rates at each adjustment date are determined by adding a stated margin to a designated interest rate index. Advantage has generally used one-year and three-year United States Treasury note yields, adjusted to a constant maturity, as the index for one-year and three-year adjustable-rate loans, respectively. Advantage has used the London Interbank Offered Rate (“LIBOR”) and FHLB advance rates as additional indices on certain loan programs to diversify its concentrations of indices that may prove beneficial during re-pricing of loans throughout changing economic cycles. The maximum adjustment on residential loans at each adjustment date for ARMs is usually 2%, with a maximum adjustment of 6% over the term of the loan.
From time to time, Advantage originates ARMs which have an initial interest rate that is lower than the sum of the specified index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully indexed level. Advantage attempts to reduce the risk by underwriting ARMs at rates ranging from note rate on longer term ARMs to the maximum possible rate on shorter term ARMs. None of Advantage’s ARMs have negative amortization or “payment option” features.
Residential mortgage loans offered by Advantage are usually for terms of up to 30 years, which could have an adverse effect upon earnings if the loans do not reprice as quickly as the cost of funds. To minimize such effect, Advantage generally sells fixed-rate loans to Freddie Mac and Fannie Mae. Furthermore, experience reveals that, as a result of prepayments in connection with refinancing and sales of the underlying properties, residential loans generally remain outstanding for periods which are substantially shorter than the maturity of such loans.
At December 31, 2010, fixed-rate loans comprised 27.1% of the 1-4 family residential loan portfolios. Approximately 72.9% of the 1-4 family residential loan portfolios had adjustable rates tied to U.S. Treasury note yields or LIBOR.
Construction and Development Loans. Advantage offers residential construction loans both to owner-occupants and to builders for homes being built under contract with owner-occupants. Advantage also makes loans to persons constructing projects for investment purposes. Loans for developed building lots are generally made on an adjustable-rate basis for terms of up to two years with an LTV of 65% or less.
Advantage offers construction loans to owner-occupants at adjustable-rate term loans on which the borrower pays only interest on the disbursed portion during the construction period, which is usually 9 months. At December 31, 2010, approximately $26.5 million, of Advantage’s total loans consisted of construction loans of which $20.9 was undisbursed.
Construction loans for investment properties involve greater underwriting and default risks than loans secured by mortgages on existing properties or construction loans for single-family residences. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate precisely the total loan funds required to complete a project and the related LTV ratios. In the event a default on a construction loan occurs and foreclosure follows, Advantage could be adversely affected because it would have to take control of the project and either arrange for completion of construction or dispose of the unfinished project. Advantage mitigates these risks by working with experienced developers which have substantial personal liquidity. At December 31, 2010, Advantage had $25.5 million of multi-family and non-residential construction loans, of which $220.6 million was undisbursed.
Nonresidential Real Estate Loans. Advantage originates loans secured by mortgages on nonresidential real estate, including retail, office and other types of business facilities. Nonresidential real estate loans are made on an adjustable-rate or fixed-rate basis for terms of up to 10 years. Nonresidential real estate loans originated by Advantage generally have an LTV of 75% or less. The largest nonresidential real estate loan outstanding at December 31, 2010, was $8.9 million loan secured by a skilled nursing facility located in Steubenville, Ohio. Nonresidential real estate loans comprised $164.0 million, or 20.5% of total loans at December 31, 2010.

Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Advantage has endeavored to reduce this risk by carefully evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property, the rent roll, the property’s debt service coverage, the quality and characteristics of the income stream generated by the property and appraisals supporting the property’s valuation.
Consumer and Other Loans. Advantage makes various types of consumer loans, including loans made to depositors on the security of their savings deposits, automobile loans and unsecured personal loans. Most other consumer loans are generally made at fixed rates of interest for terms of up to 10 years. The risk of default on consumer loans during an economic recession is greater than for residential mortgage loans.
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
The loan origination process for each of Advantage’s regions is centralized in the processing and underwriting of loans. Mortgage loan applications from potential borrowers are taken by loan officers originating loans, and then forwarded to the loan department for processing. The Bank typically obtains a credit report, verification of employment and other documentation concerning the borrower and orders an appraisal of the fair market value of the collateral which will secure the loan. The collateral is thereafter physically inspected and appraised by a staff appraiser or by a designated fee appraiser approved by the Board of Directors of Advantage. Upon the completion of the appraisal and the receipt of all necessary information regarding the borrower, the loan is reviewed by an underwriter or officer with appropriate loan approval authority. If the loan is approved, an attorney’s opinion of title or title insurance is obtained on the real estate which will secure the loan. Borrowers are required to carry satisfactory fire and casualty insurance and, if applicable, flood and private mortgage insurance, and to name Advantage as an insured mortgagee.
The procedure for approval of construction loans is the same as for residential mortgage loans, except that the appraiser evaluates the building plans, construction specifications and construction cost estimates. Advantage also evaluates the feasibility of the proposed construction project, often utilizing independent architects as consultants.
Consumer loans are underwritten on the basis of the borrower’s credit history and an analysis of the borrower’s income and expenses, ability to repay the loan and the value of the collateral. Centralized processing and underwriting are utilized to add adequate controls over the credit review process.
Loan Originations, Purchases and Sales. Generally, residential fixed-rate loans made by Advantage are originated with documentation which will permit a possible sale of such loans to secondary mortgage market investors. When a mortgage loan is sold to the investor, Advantage services the loan by collecting monthly payments of principal and interest and forwarding such payments to the investor, net of a servicing fee. Fixed-rate loans not sold and virtually all of the ARMs originated by Advantage are held in Advantage’s loan portfolio. During the year ended December 31, 2010, Advantage sold approximately $88.7 million in loans. Loans serviced by Advantage for others totaled $485.6 million at December 31, 2010.
The Corporation’s lending efforts have historically focused on loans secured by existing 1-4 family residential properties. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Corporation with adequate collateral coverage in the event of default. Nevertheless, Advantage, as with any lending institution, is subject to the risk that residential real estate values could continue to deteriorate in its primary lending areas within Ohio, West Virginia, and northern Kentucky, thereby further impairing collateral values.
In 2009, our Commercial Banking Division was focused on reviewing the current portfolio and assisting our Credit Administration Unit to implement aggressive strategies to decrease our non-performing loans. In 2010, our Commercial Banking Division was a key revenue driver with higher loan and origination fees and a significant amount of new commercial deposit relationships. The increased commercial loan origination is reflective in the table below.
We believe that some of the key attributes of the new commercial business include the opportunity to provide financial services to high net worth individuals, lower leveraged real estate projects and high credit quality operating companies. The Commercial Banking Division continues to be focused on relationship banking, credit quality and earning an acceptable interest rate margin.
Of the total loans originated by Advantage during the year ended December 31, 2010, 50.5% were ARM and 49.5% were fixed-rate loans. Adjustable-rate loans comprised 72.9% of Advantage’s total loans outstanding at December 31, 2010.

From time to time, Advantage sells participation interests in mortgage loans, business loans and commercial loans originated by it and purchases whole loans or participation interests in loans originated by other lenders. Advantage held whole loans and participations in loans originated by other lenders of approximately $14.4 million at December 31, 2010. Loans which Advantage purchases or participates must meet or exceed the normal underwriting standards utilized by the Bank.
The following table presents Advantage’s mortgage loan origination, purchase, sale and principal repayment activity for the periods indicated:

	Year ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Loans originated:
Construction (purchased and originated)	$15,929	$2,310	$7,774	$41,323	$23,752
Permanent	105,427	190,662	107,776	80,900	86,613
Commercial, consumer and other	146,993	55,243	127,604	173,070	172,403

Total loans originated	268,349	245,905	243,154	295,293	282,768

Loans purchased	2,554	7,035	249	3,021	3,698

Reductions:
Principal repayments	144,598	204,502	229,330	249,922	250,409
Loans sold	88,697	108,481	45,330	49,953	50,924
Transfers from loans to real estate owned	5,991	9,631	6,574	5,490	4,092

Total reductions	(239,286)	(322,614)	(281,234)	(305,365)	(305,425)

Increase (decrease) in other items, net (1)	(21,066)	(29,655)	(18,614)	505	(959)
Net increase (decrease)	$10,551	$(99,329)	$(56,445)	$(6,546)	$(19,918)

(1)	Other items primarily consist of amortization of deferred loan origination fees and the provision for losses on loans.
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
The largest amount which Advantage could have loaned to one borrower at December 31, 2010, was approximately $8.2 million. The largest amount Advantage had outstanding to one borrower and related persons or entities at December 31, 2010, was $9.0 million, which consisted of loans secured by 1-4 units within seven subdivisions. The amount outstanding to one borrower at December 31, 2010 exceeded the limit because the loan was closed at a time when Advantage’s loans to one borrower limit was higher and, therefore, Advantage was in compliance at the time the loan was closed.
Loan Concentrations. Advantage has historically originated loans secured by real estate. At December 31, 2010, approximately 53.5% of total loans were secured by 1-4 family residential real estate. Home equity lines of credit comprised 13.7% of total loans at December 31, 2010. We continue to have a large amount of loans secured by real estate but there were no significant concentrations of loans to specific industries at December 31, 2010.
Regulatory guidance suggests that financial institutions not exceed 3x risk based capital in a concentration of commercial real estate. At December 31, 2010, Camco’s ratio for this concentration was 3.98x risk based capital, approximately $53.3 million over the guidance limitation. Advantage has a number of significant pay downs approaching in the first half of 2011 which will decrease the risk based capital. Additionally, Camco plans to raise capital and we are adopting a concentration management plan to monitor and control our exposure.

Loan Origination and Other Fees. In addition to interest earned on loans, Advantage may receive loan origination fees or “points” relating to the loan amount, depending on the type of loan, plus reimbursement of certain other expenses. Loan origination fees and other fees are a more volatile source of income, varying with the volume of lending and economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment to yield over the life of the related loan.
Delinquent Loans, Nonperforming Assets and Classified Assets. Generally, after a loan payment is 15 days delinquent, a late charge of 5% of the amount of the payment is assessed and a collection officer contacts the borrower to request payment. In certain limited instances, Advantage may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs. Advantage generally initiates foreclosure proceedings, in accordance with applicable laws, when it appears that a modification or moratorium would not be or has not been effective.
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
The following table reflects the amount of loans in a delinquent status as of the dates indicated:

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loans delinquent for:
one — two payments	$10,545	$12,590	$13,338	$18,210	$13,833
three or more payments	23,252	29,543	25,202	19,070	18,536

Total delinquent loans	$33,797	$42,133	$38,540	$37,280	$32,369

Ratio of total delinquent loans to total net loans (1)	5.04%	6.39%	5.09%	4.59%	3.91%

(1)	Total net loans include loans held for sale.
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

The following table sets forth information with respect to Advantage’s nonaccrual and delinquent loans for the periods indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loans accounted for on nonaccrual basis:

Construction	$1,791	$1,244	$3,676	$400	$16
Land, Farmland, Ag Loans	—	3,139	4,967	5,449	159
Residential(1)	21,498	21,604	22,165	9,336	10,379
Commercial	7,717	4,151	18,058	6,908	2,387
Consumer	39	148	86	576	42
Commercial and Industrial	706	516	1,393	455	—
Multi Family	2,028	2,046	3,139	871	4.682

Total nonaccrual loans	33,779	32,848	53,484	23,995	17,665
Accruing loans delinquent three months or more
Construction	—	305	—	—	—
Land, Farmland, Ag Loans	—	333	—	—	—
Residential(1)	—	—	44	1,520	871
Commercial	—	2,853	—	—	—
Consumer	—	—	—	—	—
Commercial and Industrial	—	110	—	—	—
Multi Family	—	—	—	—	—

Total accruing loans delinquent three months or more	—	3,601	44	1,520	871

Total nonperforming loans	33,779	36,449	53,528	25,515	18,536

Other real estate owned	10,096	9,660	5,841	5,034	3,956

Total nonperforming assets	$43,875	$46,109	$59,369	$30,549	$22,492

Allowance for loan losses	$16,870	$16,099	$15,747	$6,623	$7,144

Nonperforming loans as a percent of total net loans (2)	5.04%	5.40%	6.91%	3.13%	2.23%
Nonperforming assets to total assets	5.38%	5.47%	5.93%	2.99%	2.15%
Allowances for loan losses as a percent of nonperforming loans	49.9%	44.2%	29.4%	26.0%	38.5%
Memo section:
Troubled debt restructurings
Loans and leases restructured and in compliance with modified terms	$7,122	$16,645	$11,440	$—	$—

Loans and leases restructured and not in compliance with modified terms	$9,276	$4,783	$12,882	$—	$—

(1)	Includes loans secured by first and junior liens and home equity lines of credit

(2)	Includes loans held for sale.
The amount of interest income that would have been recorded had nonaccrual loans performed in accordance with contractual terms totaled approximately $2.2 million for the year ended December 31, 2010. Interest collected on such loans and included in net earnings was $846,000.
Federal regulations require the Bank to classify its assets on a regular basis. Problem assets are to be classified as either (i) “substandard,” (ii) “doubtful” or (iii) “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss of principal and or interest if the deficiencies are not corrected. Doubtful assets have the same weaknesses as substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of existing facts, conditions and value. Assets classified as “loss” are considered uncollectible and of such little value that their treatment as assets without the establishment of a specific reserve is unwarranted. Loans classified and generally charged off in the month are identified as a loss. Regulations provide for the reclassification of assets by examiners. At December 31, 2010, the aggregate amounts of Advantage’s classified assets were as follows:

December 31, 2010
(In thousands)
Classified loans:
Substandard	$53,579
Doubtful	—
Loss	—

Total classified loans	$53,579

The interpretive guidance of the regulations also includes a “special mention” category, consisting of assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management’s close attention. Advantage had assets in the amount of $11.9 million designated as “special mention” at December 31, 2010 compared to $22.6 million at December 31, 2009.
Allowance for Loan Losses
Lending money is a substantial part of Camco’s business. However, every loan Camco makes carries a risk of non-payment. This risk is affected by, among other things: cash flow of the borrower and/or the project being financed; in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral; the credit history of a particular borrower; changes in economic and industry conditions; and the duration of the loan.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make significant estimates that affect the financial statements. One of Camco’s most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, Camco cannot provide absolute assurance that it will not be required to charge earnings for significant unexpected loan losses.
Camco maintains an allowance for loan losses that it believes is a reasonable estimate of known and inherent losses within the loan portfolio. Camco makes various assumptions and judgments about the collectability of Camco’s loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond Camco’s control, and these losses may exceed current estimates. Camco cannot fully predict the amount or timing of losses or whether the loan loss allowance will be adequate in the future.
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

	December 31, 2010	December 31, 2009
General allowance	$15,273	$11,700
Specific allowance	1,597	4,399

Total allowance	$16,870	$16,099

Management’s approach includes establishing a specific valuation allowance by evaluating individual non-performing loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, management established a general valuation allowance for pools of performing loans segregated by collateral type. For the general valuation allowance, management is applying a prudent loss factor based on the Bank’s historical loss experience, while considering trends based on changes to non-performing loans and foreclosure activity, and the subjective evaluation of the economic environment. The loan portfolio is segregated into categories based on collateral type and a loss factor is applied to each category. The initial basis for each loss factor is the Corporation’s loss experience for each category. Historical loss percentages are calculated and adjusted by taking charge-offs (net of recoveries) in each risk category during the past 12 consecutive quarters and dividing the total by the balance of each category.
The following table sets forth an analysis of Advantage’s allowance for loan losses historical loss experience:

	Year ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$16,099	$15,747	$6,623	$7,144	$6,959
Charge-offs:
Construction	482	771	1,200	21	—
Land, Farmland, Agriculture	2,283	2,222	815	26	—
Residential	7,530	7,799	2,368	1,028	647
Commercial / Non-residential	3,688	7,116	354	174	—
Consumer	28	38	30	81	219
Commercial and industrial	3,399	2,052	964	25	11
Multi Family	1,535	2,548	836	742	562

Total charge-offs	18,945	22,546	6,567	2,097	1,439

Recoveries:
Construction	39	16	1	2	—
land, Farmland, Agriculture	247	429	—	22	—
Residential	490	—	373	27	25
Commercial / Non-residential	157	13	235	4	2
Consumer	9	18	47	22	102
Commercial and industrial	211	22	223	1	30
Multi Family	103	608	20	3	25

Total recoveries	1,256	1,106	899	81	184

Net (charge-offs) recoveries	(17,689)	(21,440)	(5,668)	(2,016)	(1,255)
Provision for losses on loans	18,460	21,792	14,792	1,495	1,440

Balance at end of year	$16,870	$16,099	$15,747	$6,623	$7,144

Net (charge-offs) recoveries to average loans	(2.69)%	(3.21)%	(.74)%	(.25)%	(.15)%

(1)	Includes home equity lines of credit

The following table sets forth the allocation of Advantage’s allowance for loan losses by type of loan at the dates indicated:

	At December 31,
	2010		2009		2008		2007		2006
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		In each		In each		In each		In each		In each
		Category		Category		Category		Category		Category
		To Total		To Total		To Total		To Total		To Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Construction	$166	4.3%	$338	0.9%	$285	2.5%	$182	4.3%	$197	3.6%
land, Farmland, Agriculture	849	2.9	628	3.5	542	3.6	225	3.3	243	3.3
Residential	8,050	53.6	10,519	64.3	10,697	68.1	4,126	67.5	4,450	71.6
Commercial / Non-residential	3,638	22.2	3,148	20.1	2,643	17.0	1,292	14.9	1,394	12.1
Consumer	246	0.5	98	0.6	92	0.6	38	1.4	41	0.8
Commercial and industrial	1,061	4.4	637	3.8	481	3.4	252	3.8	272	3.3
Multi Family	2,860	12.1	731	6.8	1,007	4.8	508	4.8	548	5.3

Total	$16,870	100.0%	$16,099	100.0%	$15,747	100.0%	$6,623	100.0%	$7,145	100.0%

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
The following table sets forth the composition of Camco’s investment securities portfolio, except its stock in the FHLB of Cincinnati, at the dates indicated:

	At December 31,
	2010				2009				2008
	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
	Cost	Total	Value	total	Cost	Total	Value	total	Cost	Total	Value	total
	(Dollars in thousands)
Held to maturity:
U.S. Government sponsored enterprises	$—	0.0%	$—	0.0%	$—	0.0%	$—	0.0%	$10,955	11.3%	$11,044	11.2%
Municipal bonds	2,608	7.9	2,604	7.5	501	.9	558	1.0	541	0.6	574	0.6
Mortgage-backed Securities	1,340	4.0	1,389	4.0	1,612	2.8	1,642	2.8	1,910	1.9	1,912	1.9

Total	3,948	11.9	3,993	11.5	2,113	3.7	2,200	3.8	13,406	13.8	13,530	13.7

Available for sale:
U.S. Government sponsored enterprises	$2,010	6.1	2,065	5.9	14,514	25.7	14,564	25.0	28,318	29.1	28,639	29.0
Municipal bonds	—	—	—	—	—	—	—	—	100	0.1	101	1.2
Corporate equity securities	157	.5	98	.3	157	.3	88	.2	157	0.2	143	0.1
Mortgage-backed securities	27,040	81.5	28,605	82.3	39,690	70.3	41,298	71.0	55,218	56.8	56,469	57.1

Total	29,207	88.1	30,768	88.5	54,361	96.3	55,950	96.2	83,793	86.2	85,352	86.3

Total investments and mortgage-backed securities	$33,155	100.0%	$34,761	100.0%	$56,474	100.0%	$58,150	100.0%	$97,199	100.0%	$98,882	100.0%

The following table presents the contractual maturities of Advantage’s investment securities, except its stock in the FHLB of Cincinnati and corporate equity securities, and the weighted-average yields for each range of maturities:

	At December 31, 2009
				After one		After five
	One year or less			through five years		through ten years		After ten years		Total
												Weighted-
	Amortized	Average		Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield		Cost	Yield	Cost	Yield	Cost	Yield	cost	Value	yield
	(Dollars in thousands)
U.S. Government Sponsored enterprises	$—		%	$2,010	2.05%	$—	0.00%	$—	0.00%	$2,010	$2,065	2.05%
Municipal bonds	250	4.20		120	4.20	70	6.65	2,168	4.28	2,608	2,604	4.33
Mortgage-backed Securities	4,126	3.88		20,973	4.98	3,281	5.34	—	—	28,380	29,994	4.86

Total	$4,376	3.90%		$23,103	4.72%	$3,351	5.37%	$2,168	4.28%	$32,998	$34,663	4.65%

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
Deposits. Deposits are attracted principally from within Advantage’s primary market area through the offering of a broad selection of deposit instruments, including interest-bearing and non-interest bearing checking accounts, money market deposit accounts, regular savings accounts, health savings accounts, term certificate accounts and retirement savings plans. In 2006, Advantage began offering brokered certificates of deposit as an alternative to advances from the FHLB; these offerings were discontinued in the latter half of 2009. In 2010, Advantage began offerings with Qwick Rate as part of the Bank’s contingency funding plan. Qwick Rate is a non-brokered deposit listing service that provides the Bank with access to institutional certificate of deposits. The Bank pays an annual subscription fee to access the listing service. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management of Advantage based on its liquidity requirements, growth goals and interest rates paid by competitors.
Interest rates paid by Advantage on deposits became subject to limitations as a result of a consent order Advantage entered into with the FDIC and Ohio Division of Financial Institutions in July 2009 (“Consent Order”). See “Regulation-Regulatory Agreements” below. Deposits solicited by the Bank cannot significantly exceed the prevailing rates in its market areas. The FDIC has implemented by regulation the statutory language “significantly exceed” as meaning more than 75 basis points. Although the rule became effective January 1, 2010, Advantage has utilized these standards since mid year 2009.
The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Advantage at the dates indicated:

	At December 31,
	2010		2009			2008
		Weighted-		Weighted-			Weighted-
	Amount	average rate	Amount	average rate		Amount	average rate
	(Dollars in thousands)

Non-interest bearing demand	$46,597	—%	$38,911		%	$37,526	—%
Interest-bearing demand	65,679	0.30	70,564			87,199	0.91
Money market demand accounts	96,294	0.69	96,172			112,749	1.35
Passbook and statement savings accounts	38,665	0.25	36,638			33,838	0.26
Total certificate accounts	404,581	1.98	417,617			452,644	3.79

Total deposits	$651,816	1.38%	$659,902		%	$723,956	2.71%

Camco expects overall deposit rates to remain suppressed in 2011 in response to the FRB’s current monetary policy of keeping interest rates low. In addition to the external interest rate environment, the overall direction of rate movements in Advantage’s deposit base will largely depend on the level of deposit growth it needs to maintain adequate liquidity and competitive pricing considerations, which may be impacted by the repeal of federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).

The following table sets forth the amount and maturities of Advantage’s time deposits in excess of $100,000 at December 31, 2010:

(In thousands)

Three months or less	$8,915
Over three to six months	48,414
Over six to twelve months	270
Over twelve months	56,380

Total	$113,979

Borrowings. The twelve regional FHLBs function as central reserve banks, providing credit for their member institutions. As a member in good standing of the FHLB of Cincinnati, Advantage is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Advances are made pursuant to several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s regulatory capital or on the FHLB’s assessment of the institution’s creditworthiness. Under current regulations, a member institution must meet certain qualifications to be eligible for FHLB advances. FHLB advances are secured by a blanket pledge on Advantage’s 1-4 family and multifamily residential loans, home equity lines of credit, junior mortgages, commercial and FHLB stock. Advantage currently provides its notes as collateral without recourse or warranty.
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
Holding Company Capital Resources
Camco is required to act as a source of strength to the Bank. Camco is obligated to pay its expenses, as well as interest payments on the outstanding trust preferred securities. Camco has limited capital resources to meet these obligations. As a result of the written agreement entered into between Camco and the FRB discussed below, Camco was required to defer the payment of dividends on the trust preferred securities beginning in the second quarter of 2009. Advantage has not been permitted to pay dividends to Camco since 2008. Advantage does not anticipate receiving approval to pay dividends to Camco in the foreseeable future.
As of December 31, 2010, on a stand alone basis, Camco had an available cash balance of approximately $3.9 million in order to meet its ongoing obligations. $3.8 million of the total cash is due to an Internal Revenue Service refund for 2009 and amended returns related to 2007 and 2006. The tax refund was moved to the Bank on February 28, 2011. Camco will need additional funds to continue meeting its financial obligations sometime during the second half of 2011. If additional funds are needed, Camco will seek approval from its regulators to obtain temporary financial support from the Bank. No agreement as to any such support has yet been requested.
Camco has engaged an investment banking firm and has submitted to the regulators a capital plan, which may include implementation of balance sheet reductions, the sale of branches, issuing common stock, preferred stock, debt or some combination of those issuances, or other financing alternatives that will be treated as capital. Although, the Corporation anticipates raising additional capital, the Board of Directors has not yet determined the type, timing, amount, or terms of possible securities to be issued in the offering, and there are no assurances that an offering will be completed or that the Corporation will succeed in this endeavor. In addition, a transaction, which would likely involve equity financing would result in substantial dilution to current stockholders and could adversely affect the price of the Corporation’s common stock.

Service Corporation Activities
Advantage has no operating subsidiaries. First S&L Corporation, a subsidiary of Advantage, is inactive and was capitalized on a nominal basis at December 31, 2010.
Employees
As of December 31, 2010, Camco had 228 full-time employees and 26 part-time employees. Camco believes that relations with its employees are stable. None of the employees of Camco are represented by a collective bargaining unit.
REGULATION
General
As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), Camco is subject to regulation, examination and oversight by the FRB. Advantage is a non-member of the FRB and is primarily subject to regulation by the Division and the FDIC. Camco and Advantage must file periodic reports with these governmental agencies, as applicable, concerning their activities and financial condition. Examinations are conducted annually by the applicable regulators to determine whether Camco and Advantage are in compliance with various regulatory requirements and are operating in a safe and sound manner.
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
Any mergers involving or acquisitions of control of, Ohio banks must be approved by the Division. The Division may initiate certain supervisory measures or formal enforcement actions against Ohio chartered banks. Ultimately, if the grounds provided by law exist, the Division may place an Ohio chartered bank in conservatorship or receivership.
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
Pursuant to the Consent Order (defined below), Advantage is required to maintain Tier 1 risk based capital of 8%. “Tier 1” capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less all intangibles, other than includable purchased mortgage servicing rights and credit card relationships. For purposes of computing risk-based capital, assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100%, depending on their relative risk. Advantage did not meet this 8% requirement at December 31, 2010 as its Tier 1 was 5.61%. Advantage was still not in compliance at February 28, 2011, as its Tier 1 was 5.75%. This failure to comply could result in additional enforcement action by the FDIC or the Division.
Regulatory Agreements.
On March 4, 2009 Camco entered into a Memorandum of Understanding (the “MOU”) with the FRB. The MOU prohibits Camco from engaging in certain activities while the MOU is in effect, including, without the prior written approval of the FRB, (1) the declaration or payment of dividends to stockholders or (2) the repurchase of Camco’s stock.
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
On August 5, 2009 Camco, entered into a written agreement with the FRB. The written agreement requires Camco to obtain FRB approval prior to: (i) declaring or paying any dividends; (ii) receiving dividends or any other form of payment representing a reduction in capital from Advantage; (iii) making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities; (iv) incurring, increasing or guaranteeing any debt; or (v) repurchasing any Camco stock. The written agreement also required Camco to develop a capital plan and submit it to the FRB for approval, which it has done.
Advantage entered into a consent agreement with the FDIC and the Division that provided for the issuance of an order by the FDIC and the Division. That order was executed by the FDIC and Division on July 31, 2009 (the “Consent Order”). The Consent Order requires Advantage to, among other things, (i) increase its Tier 1 risk based capital to 8%; and (ii) seek regulatory approval prior to declaring or paying any cash dividend. As a result of the Consent Order, Advantage is disqualified as a public depository under Ohio law and will incur higher premiums for FDIC insurance of its accounts.
The Bank will be considered “adequately capitalized” until the Consent Order is removed by the FDIC and the Division.
A material failure to comply with the provisions of the Consent Order, Written Agreement or the MOU could result in additional enforcement actions by the FDIC, the Division or the FRB.
On March 4, 2011, Camco was notified by the FRB that by March 31, 2011 it must divest of activities conducted pursuant to section 4(k) of the BHC Act, which means Camco Title Agency, and it must decertify as a financial holding company. Camco will comply with this request by liquidating Camco Title Agency and decertifying on or before March 31, 2011. After it decertifies, Camco will remain a bank holding company and will continue to be regulated by the FRB.
Transactions with Affiliates and Insiders
All transactions between banks and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and the FRB’s Regulation W. An affiliate is any company or entity which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of a bank and any companies that are controlled by such parent holding company is affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with any one affiliate up to an amount equal to 10% of such institution’s capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or the subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Exemptions from Sections 23A or 23B of the FRA may be granted only by the FRB. Advantage was in compliance with these requirements at December 31, 2010.

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
Holding Company Regulation
As a bank holding company, Camco has registered with the FRB and is subject to FRB regulations, examination, supervision and reporting requirements.
Source of Strength Doctrine
FRB policy historically has required bank holding companies to act as a source of strength to their bank subsidiaries and to commit capital and financial resources to support those subsidiaries. The Dodd-Frank Act codifies this policy as a statutory requirement. Such support may be required by the FRB at times when Camco might otherwise determine not to provide it. Any capital loan by a bank holding company to any of its subsidiary banks is subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.
Federal Reserve Requirements
FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $58.8 million (subject to an exemption of up to $10.7 million). At December 31, 2010, Advantage was in compliance with its reserve requirements.

Item 1A.	Risk Factors.
Like all financial companies, Camco’s business and results of operations are subject to a number of risks, many of which are outside of our control. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact our business and future results of operations.

Camco expects to continue to be subject to restrictions and conditions of the MOU, Written Agreement and Consent Order. As a result, Camco has incurred and expect to continue to incur significant additional regulatory compliance expense that will negatively effect our results of operations.
Camco and the Bank continue to be under the conditions of the MOU, FRB Written Agreement and Consent Order as a result of various regulatory concerns as of December 31, 2010. Camco has incurred and expect to continue to incur significant additional regulatory compliance expense in connection with these directives and will incur ongoing expenses attributable to compliance with their terms. Although Camco does not expect it, it is possible regulatory compliance expenses related to the directives could have a materially adverse impact on us in the future.
Our capital levels currently do not comply with the higher capital requirements required by the Consent Order.
Under the Consent Order, the FDIC and the Division required the Bank to raise its Tier I capital to 8% by February 28, 2010. As of December 31, 2010, the Bank needed approximately $17.8 million in additional capital based on assets at such date to meet this requirement. The Corporation currently does not have any capital available to invest in the Bank. Camco is considering various strategies to help us achieve the required capital level, but there is no assurance that any capital raising strategy can be completed successfully in the near future. Moreover, any further increases to our allowance for loan losses and operating losses would negatively impact our capital levels and make it more difficult to achieve the capital level directed by the FDIC and the Division. Based on our failure to meet the required capital level, the FDIC or the Division could take additional enforcement action against us.
In addition to the Consent Order, the FRB Written Agreement, MOU, governmental regulation and regulatory actions against us may further impair our operations or restrict our growth.
In addition to the requirements of the Consent Order, the FRB written agreement and the MOU, Camco is subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Statutes and regulations affecting our business may be changed at any time and the interpretation of these statutes and regulations by examining authorities may also change.
There can be no assurance that such changes to the statutes and regulations or to their interpretation will not adversely affect our business. Such changes could subject us to additional costs, limit the types of financial services and products Camco may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.
On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States. There are a number of reform provisions that are likely to significantly impact the ways in which banks and bank holding companies, including Camco and Advantage, do business. For example, the Dodd-Frank Act changes the assessment base for federal deposit insurance premiums by modifying the deposit insurance assessment base calculation to equal a depository institution’s consolidated assets less tangible capital and permanently increases the standard maximum amount of deposit insurance per customer to $250,000 and non-interest bearing transaction accounts will have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act creates the Consumer Financial Protection Bureau as a new agency empowered to promulgate new and revise existing consumer protection regulations which may limit certain consumer fees or otherwise significantly change fee practices. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier I capital. The Dodd-Frank Act also repeals the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. Other significant changes from provisions of the Dodd-Frank Act include, but are not limited to: (i) changes to rules relating to debit card interchange fees; (ii) new comprehensive regulation of the over-the counter derivatives market; (iii) reform related to the regulation of credit rating agencies; (iv) restrictions on the ability of banks to sponsor or invest in private equity or hedge funds; and (v) the implementation of a number of new corporate governance provisions, including, but not limited to, requiring companies to “claw back” incentive compensation under certain circumstances, providing shareholders the opportunity to cast a non-binding vote on executive compensation, new executive compensation disclosure requirements and considerations regarding the independence of compensation advisors.
Many provisions of the Dodd-Frank Act will not be implemented immediately and will require interpretation and rule making by federal regulators. Camco is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on Camco cannot currently be determined, the law and its implementing rules and regulations are likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on our operations, all of which may have a material adverse affect on Camco’s operating results and financial condition.

Camco may not be able to attract and retain skilled people.
Our success depends in large part on our ability to attract and retain key people. There are a limited number of qualified persons in Southeastern Ohio with the knowledge and experience required to successfully implement our recovery plan. At this time, new senior executives are required to be approved by our regulators. Suitable candidates for positions may decline to consider employment with the Corporation given its financial condition and the current regulatory environment. In addition, it may be difficult for us to offer compensation packages that would be sufficient to convince candidates that are acceptable to our regulators and meet our requirements to agree to become our employee and/or relocate. Our financial condition and the existing uncertainties may result in existing employees seeking positions at other companies where these issues are not present. The unexpected loss of services of other key personnel could have a material adverse impact on our business because of a loss of their skills, knowledge of our market and years of industry experience. If Camco is not able to promptly recruit qualified personnel, which Camco requires to conduct our operations, our business and our ability to successfully implement our recovery plan could be affected.
Camco has a relatively high percentage of non-performing loans and classified assets relative to our total assets. If our allowance for loan losses is not sufficient to cover our actual loan losses, our ability to become profitable will be adversely affected.
At December 31, 2010, our non-performing loans totaled $33.8 million, representing 4.9% of total loans and 4.1% of total assets. In addition, loans which management has classified as either substandard, doubtful or loss totaled $53.6 million, representing 7.9% of total loans and 6.6% of total assets. At December 31, 2010, our allowance for loan losses was $16.9 million, representing 49.9% of non-performing loans. In the event our loan customers do not repay their loans according to their terms and the collateral securing the payment of these loans is insufficient to pay any remaining loan balance, Camco may experience significant loan losses, which could have a materially adverse effect on our operating results. Camco makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, Camco reviews loans and our loss and delinquency experience, and evaluates economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, resulting in additions to our allowance. The additions to our allowance for loan losses would be made through increased provision for loan losses, which would reduce our income.
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
Bank regulators periodically review Advantage’s allowance for loan losses and may require it to increase the allowance for loan losses. Any increase in the allowance for loan losses as required by these regulatory authorities could have a material adverse effect on Camco’s results of operations and financial condition.
Camco may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.
Camco and Advantage are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations. Currently, Advantage is not in compliance with the Tier 1 capital requirement required by the Consent Order. As a result, Camco must raise additional capital. Camco has engaged an investment banking firm and are in the process of developing a plan to raise additional capital, the Corporation has not been in compliance with neither the Consent Order nor its capital directive since June 2010. The financial condition of the Bank and the Corporation has declined since that time, and, on December 31, 2010, the Corporation’s shareholders’ equity totaled $46.1 million. Camco’s ability to raise additional capital will depend on its financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of its control. Accordingly, there can be no assurance that Camco can raise additional capital on terms it deems acceptable. If Camco cannot raise additional capital, it may have a material adverse effect on its financial condition, results of operations and prospects, and may result in further enforcement action by the FRB, FDIC or Division, including a potential federal conservatorship or receivership of the Bank, or a requirement that Camco sell or transfer its assets or take other action which would likely result in a significant loss of the value of Camco’s ownership interest in the Bank and a significant loss of the value of the shares held by Camco’s stockholders.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.
All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. Camco does not yet know what interest rates other institutions may offer. Camco’s interest expense will increase and its net interest margin will decrease if Camco begins offering interest on demand deposits to attract new customers or maintain current customers, which could have a material adverse effect on Camco’s business, financial condition and results of operation.
Camco is subject to examinations and challenges by tax authorities.
In the normal course of business, Camco and its subsidiaries, are routinely subject to examinations from federal and state tax authorities regarding the amount of taxes due in connection with investments made and the businesses in which Camco has engaged. Recently, federal and state tax authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Currently, Camco’s 2009 tax year is being audited by the Internal Revenue Service. If any challenges are made and are not resolved in Camco’s favor, they could have a material adverse effect on Camco’s financial condition and results of operations.
A large percentage of our loans are collateralized by real estate and continued deterioration in the real estate market may result in additional losses and adversely affect our financial results.
Our results of operations have been, and in future periods will continue to be significantly impacted by the economy in Ohio, and to a lesser extent, other markets Camco is exposed to, including Kentucky and West Virginia.
Deterioration of the economic environment Camco is exposed to, including a continued decline or worsening declines in the real estate market and single-family home re-sales or a material external shock, may significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. Over the past three years, material declines in the value of the real estate assets securing many of our commercial real estate loans has led to significant credit losses in this portfolio. Because of our high concentration of loans secured by real estate (the majority of which were originated several years ago), it is possible that Camco will continue to experience some level of credit losses and high provisions even if the overall real estate market stabilizes or improves due to the continuing uncertainty surrounding many of the specific real estate assets securing our loans and the weakened financial condition of some of our commercial real estate borrowers and guarantors.
Difficult economic conditions and market volatility have adversely impacted the banking industry and financial markets generally and may significantly affect our business, financial condition, or results of operation.
The continued deteriorating economic conditions in our markets may negatively affect the Corporation. Falling home prices and increasing foreclosures; unemployment and underemployment have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. The resulting write-downs to assets of financial institutions have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to seek government assistance or bankruptcy protection.
Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including to other financial institutions because of concern about the stability of the financial markets and the strength of counterparties. It is difficult to predict how long these economic conditions will exist, which of our markets, products or other businesses will ultimately be affected, and whether management’s actions will effectively mitigate these external factors. Accordingly, the resulting lack of available credit, lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets and reduced business activity could materially and adversely affect Camco’s business, financial condition and results of operations.

As a result of the challenges presented by economic conditions, Camco may face the following risks in connection with these events:
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

•
Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies, which may adversely affect Camco’s ability to market our products and services.

Volatility in the economy may negatively impact the fair value of our stock.
The market price for Camco’s common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future, including:
•	announcements of developments related to our business;

•	fluctuations in our results of operations;

•	sales of substantial amounts of our securities into the marketplace;

•	general conditions in our markets or the worldwide economy;

•	a shortfall in revenues or earnings compared to securities analysts’ expectations;

•	our inability to pay cash dividends

•	changes in analysts’ recommendations or projections; and

•	our announcement of other projects.
Changes in interest rates could adversely affect our financial condition and results of operations.
Our results of operations depend substantially on our net interest income, which is the difference between (i) interest income on interest-earning assets, principally loans and investment securities, and (ii) interest expense on deposit accounts and borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions, inflation, recession, unemployment, money supply and the policies of various governmental and regulatory authorities. While Camco has taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that these measures will be effective in avoiding undue interest rate risk.
Increases in interest rates can affect the value of loans and other assets, including our ability to realize gains on the sale of assets. Camco originates loans for sale and for our portfolio. Increasing interest rates may reduce the volume of origination of loans for sale and consequently the volume of fee income earned on such sales. Further, increasing interest rates may adversely affect the ability of borrowers to pay the principal or interest on loans and leases, resulting in an increase in non-performing assets and a reduction of income recognized.
In contrast, decreasing interest rates have the effect of causing clients to refinance mortgage loans faster than anticipated. This causes the value of assets related to the servicing rights on loans sold to be lower than originally anticipated. If this happens, Camco may need to write down the value of our servicing assets faster, which would accelerate our expenses and lower our earnings.

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
There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or that the value of the collateral securing loans may decrease. Camco extends credit to a variety of customers based on internally set standards and judgment. Camco attempts to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. However, conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may increase our credit risk. Such adverse changes in the economy may have a negative impact on the ability of borrowers to repay their loans. Because Camco has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. In addition, substantially all of our loans are to individuals and businesses in Ohio. Consequently, any decline in the economy of this market area could have a materially adverse effect on our financial condition and results of operations.
Camco operates in an extremely competitive market, and our business will suffer if Camco is unable to compete effectively.
In our market area, Camco encounters significant competition from other commercial banks, savings associations, savings banks, insurance companies, consumer finance companies, credit unions, other lenders and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The increasingly competitive environment is a result primarily of changes in regulation and the accelerating pace of consolidation among financial service providers. Many of our competitors have substantially greater resources and lending limits than Camco does and may offer services that Camco does not or cannot provide.
Our ability to pay cash dividends is subject to prior FRB approval.
The MOU prohibits the Corporation from paying dividends without the FRB’s prior approval. Camco does not know how long this restriction will remain in place. Even if Camco is permitted to pay a dividend, Camco is dependent primarily upon the earnings of our operating subsidiaries for funds to pay dividends on our common stock. The payment of dividends by our subsidiaries is subject to certain regulatory restrictions. Currently, Advantage is prohibited from paying any dividends to Camco without the prior approval of the FDIC and the Division. In addition, federal law generally prohibits a depository institution from making any capital distributions (including payment of a dividend) to its parent holding company if the depository institution would thereafter and or continue to be undercapitalized. As a result, any payment of dividends in the future by Camco will be dependent, in large part, on our subsidiaries’ ability to satisfy these regulatory restrictions and our subsidiaries’ earnings, capital requirements, financial condition and other factors.
The preparation of financial statements requires management to make estimates about matters that are inherently uncertain.
Management’s accounting policies and methods are fundamental to how Camco records and reports our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. The most critical estimates are the level of the allowance of loan losses, the valuation of mortgage servicing rights and the valuation allowance on the deferred tax asset. Due to the inherent nature of these estimates, Camco cannot provide absolute assurance that it will not significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the provided allowance, nor that it will not recognize a significant provision for the impairment of mortgage servicing rights.

Our organizational documents may have the effect of discouraging a third party from acquiring us.
Our certificate of incorporation and bylaws contain provisions that make it more difficult for a third party to gain control over or acquire us. These provisions also could discourage proxy contests and may make it more difficult for dissident stockholders to elect representatives as directors and take other corporate actions. These provisions of our governing documents may have the effect of delaying, deferring or preventing a transaction or a change in control that might be in the best interest of our stockholders.
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
Camco or one of its subsidiaries may be named as a defendant from time to time in a variety of litigation arising in the ordinary course of their respective businesses. Such litigation is normally covered by errors and omissions or other appropriate insurance. However, significant litigation could cause Camco to devote substantial time and resources to defending its business or result in judgments or settlements that exceed insurance coverage, which could have a material adverse effect on Camco’s financial condition and results of operation. Further, any claims asserted against Camco, regardless of merit or eventual outcome may harm Camco’s reputation and result in loss of business. In addition, Camco may not be able to obtain new or different insurance coverage, or adequate replacement policies with acceptable terms.
The Corporation’s allowance for loan losses may not be adequate to cover actual losses.
The Corporation maintains an allowance for loan losses to provide for loan defaults and non-performance. The Corporation’s allowance for loan losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Corporation’s operating results. The Corporation’s allowance for loan losses is based on its historical loss experience, as well as an evaluation of the risks associated with its loans held for investment. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Corporation’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Corporation’s loans and allowance for loan losses. While the Corporation believes that its allowance for loan losses is adequate to cover current losses, the Corporation could need to increase its allowance for loan losses or regulators could require it to increase this allowance. Either of these occurrences could materially and adversely affect the Corporation’s earnings and profitability.
Our ability to use net operating loss carry forwards to reduce future tax payments may be limited or restricted.
Camco has generated significant net operating losses (“NOLs”) as a result of our recent losses. Canco generally is able to carry NOLs forward to reduce taxable income in future years. However, our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and the Treasury regulations caused in increase in their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry forwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carry forwards.

Camco does not anticipate that a planned recapitalization, rights offering will cause an “ownership change” within the meaning of Section 382. In order to reduce the likelihood that future transactions in our common shares will result in an ownership change, Camco could adopt a Tax Benefits Preservation Plan, which provides an economic disincentive for any person or group to become an owner, for relevant tax purposes, of 4.99% or more of our common shares. To further protect our tax benefits, a Protective Charter Amendment could be proposed which would be submitted for shareholder approval at our annual meeting of shareholders on May 24, 2011. However, Camco cannot ensure that our ability to use our NOLs to offset income will not become limited in the future. As a result, Camco could pay taxes earlier and in larger amounts than would be the case if our NOLs were available to reduce our federal income taxes without restriction.
A material breach in Camco’s security systems may have a significant effect on Camco’s business and reputation.
Camco collects processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both Camco and third party service providers. Camco has security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. Camco also has security to prevent unauthorized access to the computer systems and requires its third party service providers to maintain similar controls. However, management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information could result in a loss of customers’ confidence and, thus, loss of business.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
The following table provides the location of, and certain other information pertaining to, Camco’s office premises as of December 31, 2010, with dollars in thousands:

	Year facility	Leased	Net
	commenced	or	book
Office Location	operations	owned	value (1)

134 E. Court Street Washington Court House, Ohio	1963	Owned (2)	$478.1

1050 Washington Ave. Washington Court House, Ohio	1996	Owned	470.6

1 N. Plum Street Germantown, Ohio	1998	Owned	436.0

675 West Main Street New Lebanon, Ohio	1998	Owned	58.6

2 East High Street London, Ohio	2004	Owned	506.9

3002 Harrison Avenue Cincinnati, Ohio	2000	Owned	950.7

1111 St. Gregory Street Cincinnati, Ohio	2000	Leased (3)	—

126 S. 9th Street Cambridge, Ohio	1998	Owned	71.1

226 Third Street Marietta, Ohio	1976	Owned (4)	490.6

1925 Washington Boulevard Belpre, Ohio	1979	Owned	209.4

478 Pike Street Marietta, Ohio	1998	Leased (5)	477.5

814 Wheeling Avenue Cambridge, Ohio	1963	Owned	869.3

327 E. 3rd Street Uhrichsville, Ohio	1975	Owned	67.2

175 N. 11th Street Cambridge, Ohio	1981	Owned	284.6

209 Seneca Avenue Byesville, Ohio	1978	Leased (6)	—

547 S. James Street Dover, Ohio	2002	Owned (7)	353.4

	Leased	Net
Year facility	commenced	or	book
Office Location	operations	owned	value (1)

2497 Dixie Highway Ft. Mitchell, Kentucky	2001	Owned	520.9

401-7 Pike Street Covington, Kentucky	2001	Owned	75.5

7550 Dixie Highway Florence, Kentucky	2001	Owned	392.5

6901 Glenn Highway Cambridge, Ohio	1999	Owned (8)	1,044.8

1500 Grand Central Ave.- Suite #102 Vienna, West Virginia	2004	Leased (9)	118.9

123 Southgate Parkway Cambridge, Ohio	2005	Leased (10)	110.5

6360 Tylersville Road Mason, Ohio	2006	Leased (11)	127.9

1104 Eagleton Blvd. London, Ohio	2006	Leased (12)	248.2

828 Wheeling Avenue Cambridge, Ohio	2007	Leased (13)	—

440 Polaris Parkway Westerville, Ohio	2009	Leased (14)	—

(1)	Net book value amounts are for land, buildings, improvements and construction in progress.

(2)	The 134 E. Court Street facility also serves as the Camco Title — Washington Court House office.

(3)	The lease is on a month to month basis.

(4)	The 226 Third Street facility also serves as the Camco Title — Marietta office.

(5)	The lease expires in November 2017. Advantage has the option to renew for two five-year terms. The lease is for land only.

(6)	The lease expires in September 2015.

(7)	The 547 S. James Street facility also serves as the Camco Title — Dover office.

(8)	The Camco Financial Corporation staff re-located to 814 Wheeling Avenue, Cambridge. Building is currently vacant and listed with a local realtor.

(9)	The lease expires in October 2013. Advantage has the option to renew for three five-year terms.

(10)	The lease expires in June 2012. Advantage has the option to purchase at a cost of $120,000.

(11)	The lease expires in October 2016. Advantage has the option to renew the lease for two five-year terms.

(12)	The lease expires in May 2014. Advantage has the option to renew for three five-year terms.

(13)	The lease expires in June 2011. Advantage has the option to renew for a one-year term. Advantage has the option to purchase at a cost of $185,000 with a 3% escalation.

(14)	The lease expires in August 2012.
Camco also owns furniture, fixtures and equipment. The net book value of Camco’s investment in office premises and equipment totaled $1.6 million at December 31, 2010. See Note E of Notes to Consolidated Financial Statements in item 8 below.

Item 3.	Legal Proceedings.
In the ordinary course of their respective businesses or operations, Camco or its subsidiaries may be named as a plaintiff, a defendant, or a party to a legal proceeding or any of their respective properties may be subject to various pending and threatened legal proceedings and various actual and potential claims. In view of the inherent difficulty of predicting the outcome of such matters, Camco cannot state what the eventual outcome of any such matters will be; however, based on current knowledge and after consultation with legal counsel, management believes that these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Camco.

Item 4.	(Removed and Reserved).
Not applicable.
PART II

Item 5.	Stock Information
At February 28, 2011, Camco had 7,205,595 shares of common stock with approximately 2,704 holders of record. Camco’s common stock is listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “CAFI.” The table below sets forth the high and low daily closing price for the common stock of Camco, together with the dividends declared per share of common stock, for each quarter of 2010 and 2009.

			Cash
			Dividends
	High	Low	Declared
Year ended December 31, 2010 (1)
Quarter ending:
December 31, 2010	$2.19	$1.17	$0.0000
September 30, 2010	2.39	1.70	0.0000
June 30, 2010	3.70	2.51	0.0000
March 31, 2010	3.40	1.91	0.0000

Year ended December 31, 2009 (1)
Quarter ending:
December 31, 2009	$2.17	$1.51	$0.0000
September 30, 2009	2.60	2.00	0.0000
June 30, 2009	3.66	1.56	0.0100
March 31, 2009	3.70	0.85	0.0100

(1)	See “Liquidity and Capital Resources” in Item 7 of this Form 10-K for discussion of restrictions that materially limit Camco’s ability to pay dividends.
Camco did not repurchase any stock during 2009 or 2010.

Item 6.	Selected Consolidated Financial Data.
The following tables set forth certain information concerning the consolidated financial position and results of operations of Camco for the periods indicated. This selected consolidated financial data should be read in conjunction with the consolidated financial statements appearing elsewhere in this report.
SELECTED CONSOLIDATED FINANCIAL DATA:

As of December 31:	2010	2009	2008	2007	2006
	(In thousands)
Total amount of:
Assets	$814,966	$842,655	$1,000,446	$1,023,261	$1,048,216
Interest-bearing deposits in other financial institutions	15,971	17,663	35,272	5,432	12,673
Securities available for sale — at market	30,768	55,950	85,352	88,919	107,506
Securities held to maturity	3,948	2,113	13,406	2,769	3,449
Loans receivable — net (1)	670,048	659,497	758,826	815,271	821,818
Deposits	651,816	659,902	723,956	692,184	684,782
FHLB advances and other borrowings	104,464	109,232	183,833	220,981	257,139
Stockholders’ equity	46,103	60,514	71,700	88,634	91,092

SELECTED CONSOLIDATED OPERATING DATA:

For the year ended December 31:	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Total interest income	$40,821	$44,724	$56,783	$64,877	$62,689
Total interest expense	14,434	20,594	30,974	36,421	32,771

Net interest income	26,387	24,130	25,809	28,456	29,918
Provision for losses on loans	18,460	21,792	14,793	1,495	1,440
Net interest income after provision for losses on loans	7,927	2,338	11,016	26,961	28,478
Other income	7,364	8,261	3,708	6,588	5,033
General, administrative and other expense	29,332	28,113	28,481	26,985	24,910
Goodwill Impairment	—	—	6,683	—	—

Earnings (loss) before federal income taxes (credits)	(14,041)	(17,514)	(20,440)	6,266	8,601
Federal income taxes (credits)	518	(6,297)	(5,116)	1,765	2,727

Net earnings (loss)	$(14,559)	$(11,217)	$(15,324)	$4,501	$5,874

Earnings (loss) per share:
Basic	$(2.02)	$(1.56)	$(2.14)	$.61	$.78
Diluted (2)	$(2.02)	$(1.56)	$(2.14)	$.61	$.78
Dividends declared per share	$0.0000	$0.0200	$0.2625	$0.6000	$0.6000

Return on average assets (3)	(1.72)%	(1.20)%	(1.50)%	0.43%	0.55%
Return on average equity (3)	(26.39)%	(15.73)	(17.93)	4.98	6.46
Average equity to average assets (3)	8.29	7.63	8.34	8.67	8.58
Dividend payout ratio (4)	N/A (5)	N/A (5)	N/A (5)	98.36	76.92

(1)	Includes loans held for sale.

(2)	Represents a pro-forma presentation based upon net earnings from operations divided by weighted-average basic and diluted shares outstanding.

(3)	Ratios are based upon the mathematical average of the balances at the end of each month.

(4)	Represents dividends per share divided by basic earnings per share.

(5)	Not meaningful.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Since its incorporation in 1970, Camco Financial Corporation (“Camco” or the “Corporation”) has evolved into a full-service provider of financial products through its subsidiaries, Advantage Bank (“Advantage or “Bank”) and Camco Title Agency. Utilizing a common marketing theme based on Camco’s commitment to personalized customer service, Camco has grown from $22.8 million of consolidated assets in 1970 to $815.0 million of consolidated assets at December 31, 2010. Camco’s rate of growth is largely attributable to its acquisitions and its continued expansion of product lines from the limited deposit and loan offerings which the Bank could offer in the heavily regulated environment of the 1970s to the wider array of financial service products that commercial banks traditionally offer.

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
Overview
During 2010, the economic environment for financial services companies continued to be challenging. We continued to execute our long-term strategic plan to diversify the balance sheet by strategically working to increase our commercial, commercial real estate and consumer loan portfolios and improve our funding mix by reducing borrowings and increasing transaction-based deposits.
We have found that “core” deposit growth continues to be challenging. Competition for deposits continues to put pressure on marginal funding costs, despite continued low rates in 2010. During fiscal 2010, deposits decreased 1.2%, primarily due to our decrease in public funds and brokered deposits. The brokered deposits were not renewed in 2010 as loan balances decreased and cash was utilized to decrease higher yielding non “core” funding and borrowed funds.
The real estate market continues to create a very challenging environment for most financial institutions. In the first half of 2010, the homebuyer tax credit increased sales and temporarily propped up prices. However, bankruptcies, foreclosures and high unemployment have continued in Ohio and the oversupply of housing has continued to depress prices. We are working diligently to manage delinquencies and work with our loan customers in order to reduce losses for them, as well as our Corporation.
Nonperforming loans remained stable at $33.8 million at the end of 2010 compared to $36.4 million at the end of 2009. We continue to deal with the economic challenges in our markets, through our loan charge-offs and provision for loan losses as we recognize the results of these current economic conditions and issues related to higher than normal unemployment. Net charge offs totaled $17.7 million during 2010 as we continued to work with borrowers during these economic conditions.
The Corporation has engaged an investment banking firm and is developing a capital plan that may include balance sheet reduction, the sale of branches, issuing common stock, preferred stock, debt or some combination of those issuances, or other financing alternatives that will be treated as capital. Although, the Corporation anticipates raising additional capital, the Board of Directors has not yet determined the type, timing, amount, or terms of possible securities to be issued in the offering, and there are no assurances that an offering will be completed or that the Corporation will succeed in this endeavor. In addition, a transaction, which would likely involve equity financing would result in substantial dilution to current stockholders and could adversely affect the price of the Corporation’s common stock.
We believe we are taking significant steps forward in managing our operational efficiency. We are continuing our focus on improving noninterest income and controlling noninterest expense by exiting unprofitable lines of business and refining our operations. We continue to analyze new products to deepen relationships with our “core” customers and improve the structure of our balance sheet.
On March 4, 2011, Camco was notified by the FRB that by March 31, 2011 it must divest of activities conducted pursuant to section 4(k) of the BHC Act, which means Camco Title Agency, and it must decertify as a financial holding company. Camco will comply with this request by liquidating Camco Title Agency and decertifying on or before March 31, 2011. After it decertifies, Camco will remain a bank holding company and will continue to be regulated by the FRB. This transaction will reduce profitability and earnings in the future.

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
Classified loans with indication or acknowledgment of deterioration are subject to individual analysis. Loan classifications are those used by regulators consisting of Special Mention, Substandard, Doubtful and Loss. In evaluating these loans for impairment, the measure of expected loss is based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. All other classified assets and non-classified assets are combined with the homogenous loan pools and segregated into loan segments. The segmentation is based on grouping loans with similar risk characteristics (one-to-four family, home equity, etc.). Loss rate factors are developed for each loan segment which is used to estimate losses and determine an allowance. The loss factors for each segment are derived from historical delinquency, classification, and charge-off rates and adjusted for economic factors and an estimated loss scenario.
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
Discussion of Financial Condition Changes from December 31, 2010 to December 31, 2009
At December 31, 2010, Camco’s consolidated assets totaled $815.0 million, a decrease of $27.7 million, or 3.3%, from the December 31, 2009 total. The decrease in total assets was comprised primarily of decreases in securities and cash and interest bearing deposits in other financial institutions which were offset partially by the increase in loans receivable net. Further deterioration of the residential loan market and fewer new purchases may continue to shift the loan portfolio toward commercial loans. The current loan rates may slow residential lending and the sale of fixed rate loans, therefore it is not likely that the profits on gain on sale will continue to be as strong in 2011. Possible growth in deposits would most likely be used to reduce outstanding borrowings and brokered deposits or fund commercial loan growth which is expected in the second half of 2011. Management’s overall focus at the Bank has been on managing credit, reducing risk within the loan portfolio and enhancing liquidity and capital in a deteriorating economic environment. Continuous progress is being made on addressing these issues, but we expect the distressed economic environment to continue through 2011.

Cash and interest-bearing deposits in other financial institutions totaled $29.1 million at December 31, 2010 a decrease of $9.0 million, or 23.7%, from December 31, 2009 levels. This decrease is reflective of our decision to rely on “core” relationships and discontinuing purchases of brokered deposits and bidding on public funds during 2010. Securities totaled $34.7 million at December 31, 2010, a decrease of $23.3 million, or 40.2%, from the total at December 31, 2009. Investment security purchases totaled $2.2 million, and principal repayments totaled $25.5 million. The yield on securities purchased during the period was 4.26%.
Approximately 13.2% of the securities portfolio is expected to mature or prepay during 2011. We have kept the duration and average life of the securities portfolio weighted throughout the upcoming years in order to provide liquidity and to reduce borrowings, when available.
At December 31, 2010, other than $2.6 million of municipal bonds, all of our debt securities were issued and guaranteed by US Government sponsored enterprises such as Freddie Mac, Fannie Mae, Ginnie Mae and the FHLB. We held no private-label mortgage-backed securities or collateralized debt obligations.
Loans receivable net and loans held for sale totaled $670.0 million at December 31, 2010, an increase of $10.6 million, or 1.6%, from the total at December 31, 2009. The increase resulted primarily from loan disbursements and purchases totaling $268.3 million and an increase of $18.5 million of provision relating to our allowance for loan and leases partially offset by repayments of $144.6 million, loan sales of $88.7 million and $6.0 million of transfers to real estate owned. Loan origination volume, including purchases of loans, increased from the comparable 2009 period by $23.2 million, or 9.5%, while the volume of loan sales decreased by $19.8 million, or 18.2% year to year. The number of loans originated for sale in the secondary market continued to increase significantly as rates decreased and customers re-financed at the current lower rates. Instead of selling adjustable rate loans, we have typically held adjustable-rate mortgage loans for investment as an integral part of our strategy.
Loan originations during the 12 month period were comprised primarily of $123.5 million in commercial loans, $121.4 million of loans secured by one- to four-family residential real estate and $23.5 million in consumer and other loans. Our intent is to expand commercial real estate lending in future periods as a means of increasing the yield on our loan portfolio and continue with our strategic plan of moving to a more “bank” like institution. However, lending volumes of acceptable risk have diminished somewhat due to a slowing economy and loan repayments are being used to reduce borrowings and maintain liquidity.
During 2010, the yield on loans was 5.72% a decrease of 30 basis points as compared to 6.02% for 2009. The decrease in yield is due to lower average loan balances coupled with lower effective rates in the loan portfolio during 2010. Adjustable rate loans re-priced lower to the current rate environment and new loans are also at the lower market rates.
The allowance for loan losses totaled $16.9 million and $16.1 million at December 31, 2010 and 2009, respectively, representing 49.9% and 44.2% of nonperforming loans at those dates. Nonperforming loans (three monthly payments or more delinquent plus nonaccrual loans) totaled $33.8 million and $36.4 million at December 31, 2010 and 2009, respectively, constituting 4.9% and 5.4% of total net loans, including loans held for sale, at those dates. Net charge-offs totaled $17.7 million for 2010 and were primarily comprised of $6.5 million of non residential real estate and commercial and $6.0 million of 1-4 family loans with the additional $5.2 million being numerous loans and loan types.
The following table details delinquent and nonaccrual loans at December 31, 2010 and 2009:

				Accruing				Accruing
				Loans 90				Loans 90
	Loans 30-	Loans 60-		or More	Loans 30-	Loans 60-		or More
	59 Days	89 Days	Non	Days Past	59 Days	89 Days	Non	Days Past
	Past Due	Past Due	Accrual	Due	Past Due	Past Due	Accrual	Due
(in thousands)	2010				2009
Construction	$75	$—	$1,791	$—	$—	$—	$1,244	$305
Land, Farmland, Ag Loans	—	—	—	—	476	—	3,139	333
Residential	5,701	1,794	21,498	—	5,610	453	21,604	—
Commercial	—	2,766	7,717	—	2,495	198	4,152	2,853
Consumer	36	3	39	—	22	55	148	—
Commercial and industrial	85	—	706	—	14	103	515	110
Multi Family	85	—	2,028	—	79	808	2,046	—

Total	$5,982	$4,563	$33,779	$—	$8,696	$1,617	$32,848	$3,601

Although we believe that the allowance for loan losses at December 31, 2010 is adequate to cover losses inherent in the loan portfolio at that date based upon the available facts and circumstances, there can be no assurance that additions to the allowance for loan losses will not be necessary in future periods, which could adversely affect our results of operations. Unemployment rates in our markets and Ohio in general, are higher than the national average however the rates have experienced a significant decline over the past year. This can be viewed as a positive sign and a small economic recovery. Ohio registered the nation’s eighth-highest state foreclosure rate in 2010. Additionally, Ohio is experiencing declining values of residential real estate. However, Ohio in general has not experienced significant increases in home values over the past five years like many regions in the U.S., which should comparatively mitigate losses on loans. Nonetheless, these factors, compounded by a very uncertain national economic outlook, may continue to increase the level of future losses beyond our current expectations.
At December 31, 2010, the Corporation’s real estate owned (REO) consisted of 150 repossessed properties with a net book value of $10.1 million compared to $9.7 million at December 31, 2009. Initial loss is recorded as a charge to the allowance for loan losses within 90 days of being transferred to REO. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The Corporation reflects costs to carry REO as period costs in operations when incurred. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property.
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
Deposits totaled $651.8 million at December 31, 2010 a decrease of $8.1 million, or 1.2% from December 31, 2009. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009		Change
			(In thousands)
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$46,597	0.00%	$38,911	0.00%	$7,691	0.00%
Interest-bearing demand	65,679	0.30	70,564	0.43	(4,885)	(0.13)
Money market	96,294	0.69	96,172	0.68	122	(0.01)
Savings	38,665	0.25	36,638	0.25	2,027	0.00
Certificates of deposit — retail	392,098	1.93	385,622	2.70	6,476	(0.77)
Certificates of deposit — brokered	12,483	3.60	31,995	3.19	(19,512)	0.41

Total deposits	$651,816	1.38%	$659,902	1.89%	$(8,081)	(0.51)

The decrease was primarily due to decreases in brokered certificates of deposits, interest-bearing demand accounts and public funds. We continue to focus and implement our strategy of improving the long-term funding mix of the Bank’s deposit portfolio by developing “core relationships” with small businesses, and adding commercial and retail checking accounts. In 2009, we implemented a number of organizational and product development initiatives including a new suite of commercial and small business checking accounts, enhancements to our online business cash management system, and the launch of remote deposit capture solution. We believe these products will continue to help us be more competitive for business checking accounts. See “Liquidity and Capital Resources” in this MD&A for further discussion on our deposit strategy and additional liquidity risks.

We have reduced the rates offered on some of our accounts and feel we are competitive with current markets and are planning on strategic growth of “core relationships”. We also believe that if we are able to maintain the majority of retail certificates of deposit maturing in 2011 we will continue to slightly decrease our cost of funds which will help us remain stable and possibly incur some reduction of costs in 2011. To reduce interest rate risk over the long term, we will increase our efforts to lengthen the duration of our deposit structure and our FHLB borrowings.
We anticipate continuing to pay down brokered deposits in 2011 which will help maintain the Bank’s margin, by growing core deposits. In the future we do not expect to use brokered deposits for liquidity position but may be used in contingency funding if needed. We acknowledge that brokered deposits are not core, franchise-enhancing deposits, and we intend to continue our strategy of improving the long-term funding mix of the Bank’s deposit portfolio by aggregating small business, commercial and retail checking accounts.
Advances from the FHLB and other borrowings decreased by $4.4 million, or 4.5%, to a total of $92.9 million at December 31, 2010. The Corporation continues to focus on our strategy of growing and replacing a portion of these funding sources with core relationship deposits (checking, savings, money market and CD accounts) in 2011 as they mature. Approximately $12.0 million of advances are expected to mature in 2011.
Stockholders’ equity totaled $46.1 million at December 31, 2010, a decrease of $14.4 million, or 23.8% from December 31, 2009. The decrease resulted primarily from a net loss of $14.6 million. See Consolidated Statements of Stockholders’ Equity on page 48 for additional information.
During 2009, management was notified by the FDIC that for Advantage to be categorized as “adequately-capitalized” under the regulatory framework the Bank must have Tier 1 leverage to average assets equating to 8.00%. To be categorized as “adequately-capitalized” Camco and Advantage must maintain this minimum capital ratio per the FDIC. At December 31, 2010 the Bank’s Tier 1 capital was 5.61%. A failure to comply with the provisions of either agreement could result in additional enforcement actions by the FDIC, the Division or the FRB.
Comparison of Results of Operations for the Years Ended December 31, 2010 and December 31, 2009
General. Camco’s net loss of $14.6 million, or $2.02 per share for the year ended December 31, 2010, compared to a net loss of $11.2 million, or $1.56 per share for the same period in 2009. The increase in the net loss primarily reflects a decrease in other income related to the valuation of mortgage servicing rights an increase in general administrative and other expense and a 100% valuation on our deferred tax asset offset, partially by increased net interest income. Additionally, Camco continued to increase provisions as high levels of charge-offs continued in 2010. This is reflective of the impact of the distressed commercial real estate values and general economic conditions.
Net Interest Income. Net interest income for the year ended December 31, 2010, amounted to $26.4 million, an increase of $2.3 million, or 9.4%, compared to 2009, generally reflecting the effects of re-pricing of liabilities in the current lower interest rate environment. Net interest margin increased 59 basis points to 3.50% for the twelve months ending December 31, 2010 compared to 2.91% for the comparable period in 2009. The increase in net interest margin during the 2010 period, compared to the same period of 2009, was due primarily to lower volume of interest-bearing liabilities and a lower cost of interest-bearing liabilities in the 2010 period offset partially by a lower volume of interest-earning assets and a lower yield on those assets.
Margin pressure has continued in 2010 due to the yield on assets continuing to decline. The loan portfolio has grown from previous year end and we are currently implementing strategies to continue the volume and diversification of the loan portfolio. Growth in commercial and consumer loan balances will support the margin as these types of loans are normally higher-yielding assets than adjustable rate mortgages.
We have continued with our strategies and offset decreased interest earned by decreasing the balances of our borrowed funds when applicable. Additionally, we continue to re-price deposits on a year to year comparison, which helped reduce overall deposit funding costs by 58 basis points throughout 2010. We also plan to continue to maintain cost of funds by banking our “commercial relationships” and retrieving deposits instead of borrowing at higher yields.

Interest income on loans totaled $37.6 million for the year ended December 31, 2010, a decrease of $2.6 million, or 6.5%, from the comparable 2009 total. The decrease resulted primarily from a 30 basis point decrease in the average yield, from 6.02% in 2009, to 5.72% in 2010, coupled with a $10.5 million, or 1.6%, decrease in the average balance of loans outstanding year to year. Interest income on securities totaled $1.9 million for the year ended December 31, 2010, a $1.2 million, or 38.2%, decrease from the 2009 period. The decrease was due primarily to a $32.5 million, or 42.2%, decrease in the average balance outstanding, offset partially by a 28 basis point increase in the average yield, to 4.29% in 2010. Interest income on FHLB stock decreased by $74,000, or 5.4%, due primarily to a 25 basis point decrease in the average yield, to 4.37% in 2010. Interest income on other interest-bearing deposits decreased by $21,000, or 77.8%, due primarily to a $31.8 million, or 57.7% decrease in the average balance outstanding year to year coupled with a 2 basis point decrease in the average yield to 0.03% in 2010.
Interest expense on deposits totaled $10.6 million for the year ended December 31, 2010, a decrease of $4.8 million, or 31.1%, compared to the year ended December 31, 2009. This was due primarily to a 58 basis point decrease in the average cost of deposits, to 1.74% for 2010, coupled with a $52.9 million, or 8.0%, decrease in the average balance of interest-bearing deposits outstanding year to year. Interest expense on borrowings totaled $3.9 million for the year ended December 31, 2010, a decrease of $1.4 million, or 26.4%, from 2009. The decrease resulted primarily from a $24.3 million, or 16.4%, decrease in the average balance outstanding year to year coupled with a 43 basis point decrease in the average rate to 3.11% in 2010.
Approximately $196.6 million, or 48.6%, of our certificate deposit portfolio will mature during 2011. While this presents an opportunity to continue reducing our cost of funds (as these deposits are re-pricing into a slightly lower interest rate environment) we continue to experience competition for deposits in our market areas. This competition is limiting our ability to further reduce the marginal cost of deposits to a level reflective of the general rate environment.
Continued decreases in interest rates could compress our net interest margin due to continued re-pricing between our loan and deposit portfolios. At the same time, the loan portfolio has not grown enough to offset these tighter spreads. As noted earlier, we plan to continue to diversify the loan portfolio by encouraging growth in commercial and consumer loan balances. This strategy should slow net interest margin compression as these types of loans are normally higher-yielding assets than conventional mortgage loans and investment securities.
Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectability of the Bank’s loan portfolio. Key drivers of the provision are declines in commercial real estate values on existing impaired loans and loan downgrades. The higher allocation in recent years primarily reflects the impact of distressed commercial real estate values and general economic conditions on specific reserves for impaired loans, while the elevated level of charge-offs in the past three years has resulted in higher loss factors and charge offs related to classified loans. The allowance allocated to the real estate and consumer loan categories is based upon Camco’s allowance methodology for homogeneous pools of loans. The fluctuations and changes in these allocations are consistent with the changes in loan quality, loss experience and economic factors in each of the loan categories.
Nonperforming loans (three monthly payments or more delinquent plus nonaccrual loans) totaled $33.8 million at December 31, 2010, a slight increase from $32.8 million from December 31, 2009. Additionally, net charge offs totaled $18.9 million for the year ended December 31, 2010 compared to $22.5 million for the year ended December 31, 2009.
Based upon an analysis of these factors and the continued uncertain economic outlook, we added $18.5 million to the allowance for losses on loans for the twelve months ended December 31, 2010, compared to $21.8 million for the same period in 2009. We believe our loans are adequately reserved for at December 31, 2010. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses in the future, understanding that all lending activity contains associated risks of loan losses. In addition, the mix and composition of both portfolio loans and nonperforming loans change from period to period. When the Company analyzes the allowance for loan losses various ratios are considered. As of December 31, 2010 the ratio of allowance for loan losses to nonperforming loans increased from the prior year and our loan reserves also increased, representing 2.46% of total net loans versus 2.38% at December 31, 2009.

Other Income. Other income totaled $7.4 million for the year ended December 31, 2010, a decrease of $897,000, or 10.9%, compared to 2009. The decrease in other income was primarily attributable to a $1.3 million decrease in the value of our mortgage servicing rights net offset partially by a $611,000 increase in gains on sales of loans.
The decrease in mortgage servicing rights net was due to increased volatility in the market, which in turn increased the prepayment speeds utilized to value the portfolio. At December 31, 2010, we serviced $485.6 million of one-to-four family residential mortgage loans for others, primarily Freddie Mac and Fannie Mae, which declined slightly from $497.0 million at December 31, 2009.
The increase in gain on sale of loans income for 2010 was due to increased spread on the gain achieved per loan offset partially be a decrease in loan sales of $19.8 million, or 18.2% compared to the prior year.
General, Administrative and Other Expense. General, administrative and other expense totaled $29.3 million for the year ended December 31, 2010, an increase of $1.2 million, or 4.3%, compared to 2009. The increase was due primarily to a $937,000 increase in loan expenses, a $765,000 increase in real estate owned and other expense and a $482,000 increase in employee compensation and benefits expense. These increases were offset partially by a decrease of FDIC insurance of $350,000, and decreases of $244,000 in occupancy and equipment and $265,000 in postage supplies and offices expense.
The increase in loan expenses relates to legal expenses incurred relating to classified commercial assets and the costs of various consulting, legal and property management services necessary to properly assist management in the workout and/or foreclosure process and safeguarding of assets. Management has spent significant time and resources in workout initiatives for problem loans in order to mitigate their adverse impact on the balance sheet and operating results.
The increase in real estate owned and other expenses is reflective of falling real estate values that negatively impacted our portfolio value and caused write down to fair market value on properties held. In addition, the increase in properties taken into real estate owned due to foreclosures in 2010 resulted in increased expenses. As noted earlier home values in Ohio have continued to decline from previous levels. These factors compounded by an uncertain economic outlook and high unemployment may result in continued expenses going into 2011.
Employee compensation and benefits increased primarily due to normal merit increases, an increase in incentives related to commercial originations coupled with increased salary continuation and defined benefit retirement plan costs.
The decrease in FDIC premiums resulted from the non recurrence of certain expenses including the reorganization of the Deposit Insurance Fund assessment of premiums by the FDIC which was coupled with increased premium rates which occurred in 2009.
In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest bearing transaction accounts. The separate coverage for non-interest bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.
The decrease in occupancy and equipment was due to decreased depreciation and repairs. The decreases in postage, supplies and office expenses relates to 2009 including additional incurred expenses related to the termination of a merger and additional re-advertising of our branches and brand and re-ordering of pre-printed materials and supplies to regular inventory levels.
Federal Income Taxes. The Federal income taxes totaled $518,000 for the year ended December 31, 2010, an increase of $6.8 million, compared to the benefit provision recorded in 2009. During the third quarter of 2010, management performed an analysis on its deferred tax assets and determined a full valuation allowance was necessary. The current year increase reflects a 100% valuation allowance on the Corporation’s deferred tax asset. As the Corporation executes plans to return to profitability, future earnings will benefit from operating loss carry-forwards.

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, the consequence to the Bank resulted in a carry-forward loss position as of December 31, 2010. A cumulative loss position is considered significant negative evidence in assessing the realization of a deferred tax asset, which is difficult to overcome. Reversal of the valuation allowance is possible in the future when the Corporation returns to profitability.
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

Based upon an analysis of these factors and the continued uncertain economic outlook, we added $21.8 million to the allowance for losses on loans for the twelve months ended December 31, 2009, compared to $14.8 million for the same period in 2008. We believe our loans are adequately reserved for at December 31, 2009. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses in the future, understanding that all lending activity contains associated risks of loan losses. In addition, the mix and composition of both portfolio loans and nonperforming loans change from period to period. As of December 31, 2009 the ratio of allowance for loan losses to nonperforming loans increased from the prior year and our loan reserves also increased, representing 2.38% of total net loans versus 2.04% at December 31, 2008.
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
The increase in FDIC premiums resulted from increases in premium rates and deposit balances along with the decreased credits issued in 2008 relating to the reorganization of the Deposit Insurance Fund assessment of premiums by the FDIC.
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

	Year ended December 31,
	2010			2009			2008
	Average	Interest	Avg	Average	Interest	Avg	Average	Interest	Average
	outstanding	earned	yield/	outstanding	earned	yield/	outstanding	earned /	yield/
	balance	/ paid	rate	balance	/ paid	rate	balance	paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$657,296	$37,602	5.72%	$667,746	$40,231	6.02%	$767,202	$50,446	6.58%
Securities (2)	44,426	1,906	4.29%	76,886	3,085	4.01%	98,212	4,369	4.45%
FHLB Stock	29,888	1,307	4.37%	29,888	1,381	4.62%	29,345	1,536	5.23%
Interest-bearing deposits and other	23,311	6	0.03%	55,074	27	0.05%	35,610	432	1.21%

Total interest-earning assets	754,921	40,821	5.41%	829,594	44,724	5.39%	930,369	56,783	6.10%

Noninterest-earning assets (3)	89,823			105,626			94,220

Total Average Assets	$844,744			$935,220			$1,024,597

Interest-bearing liabilities:
Deposits	$608,933	$10,575	1.74%	$661,806	$15,349	2.32%	$686,116	$22,728	3.31%
FHLB advances and other	123,899	3,859	3.11%	148,223	5,245	3.54%	194,458	8,246	4.24%

Total interest-bearing liabilities	732,832	14,434	1.97%	810,029	20,594	2.54%	880,574	30,974	3.52%

Noninterest-bearing deposits	43,658			37,256			37,918
Noninterest-bearing liabilities	13,084			16,606			20,619

Total Average Liabilities	789,574			863,891			939,111

Total Average Shareholders’ equity	55,170			71,329			85,486

Net interest income/Interest rate spread	$844,744	$26,387	3.44%	$935,220	$24,130	2.85%	$1,024,597	$25,809	2.58%

Net interest margin (4)			3.50%			2.91%			2.77%
Average interest-earning assets to average interest-bearing liabilities			103.01%			105.42%			105.65%

(1)	Includes loans held for sale. Loan fees are immaterial.

(2)	Includes securities designated as available for sale and held to maturity

(3)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses

(4)	Net interest income as a percent of average interest-earning assets

Rate/Volume Table
The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Camco’s interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, that are not separately identified, have been allocated proportionately to the change due to volume and change due to rate.

	2010			2009
	Increase/(decrease) due to			Increase/(decrease) due to
Year ended December 31	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)

Interest income attributable to:
Loans receivable (1)	$(622)	$(2,007)	$(2,629)	$(6,207)	$(4,008)	$(10,215)
Securities	(1,410)	231	(1,179)	(885)	(399)	(1,284)
Interest-bearing deposits and other	(12)	(83)	(95)	565	(1,125)	(560)

Total interest income	(2,044)	(1,859)	(3,903)	(6,527)	(5,532)	(12,059)
Interest expense attributable to:
Deposits	(1,152)	(3,622)	(4,774)	(780)	(6,599)	(7,379)
Borrowings	(801)	(585)	(1,386)	(1,769)	(1,232)	(3,001)

Total Interest expense	(1,953)	(4,207)	(6,160)	(2,549)	(7,831)	(10,380)

Increase (decrease) in net interest income	$(91)	$2,348	$2,257	$(3,978)	$2,299	$(1,679)

(1)	Includes loans held for sale.
Yields Earned and Rates Paid
The following table sets forth the weighted-average yields earned on Camco’s interest-earning assets, the weighted-average interest rates paid on Camco’s interest-bearing liabilities and the interest rate spread between the weighted-average yields earned and rates paid by Camco at the dates indicated. This does not reflect the spread that may eventually be achieved in 2011 or beyond due to possible changes in weighted-average yields earned on interest-earning assets and paid on interest-bearing liabilities in the upcoming year.

	At December 31,
	2010		2009

Weighted-average yield on:
Loan portfolio (1)	5.62%		5.88%
Investment portfolio (2)	4.59		4.34
Total interest-earning assets	5.53		5.71

Weighted-average rate paid on:
Deposits	1.38		1.89
FHLB advances	3.17		3.61
Total interest-bearing liabilities	1.60		2.11

Interest rate spread	3.93.	%	3.60%

(1)	Excludes loans held for sale and the allowance for loan losses.

(2)	Includes earnings on FHLB stock and investment securities. Taxable equivalent yield used.

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
Camco is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Ohio statutes impose certain limitations on the payment of dividends and other capital distributions by banks. Generally, absent approval of the Division, such statutes limit dividend and capital distributions to earnings of the current and two preceding years. Currently, the Consent Order prohibits the Bank from paying a dividend to Camco without prior approval of the FDIC and Division. Camco currently has $5.0 million outstanding trust preferred securities with a maturity date of 2037. If needed, Camco’s agreement regarding these securities provides for a deferment of interest payment for up to 20 consecutive quarters without default. Based on notification received from the FRB on April 30, 2009, Camco was required to exercise this provision to defer interest payments and has deferred a total of seven quarters as of December 31, 2010. See Note K to the Financial statements in Item 8 below. If the Corporation desires to raise funds in the future, it may consider engaging in further offerings of preferred securities, debentures or other borrowings as well as issuance of capital stock, but any such strategic decisions would require regulatory approval. Further, as a result of entering into the Written Agreement, and MOU with the FRB on March 4, 2009, we are prohibited from paying dividends to our stockholders without first obtaining the approval of the FRB. Our ability to pay dividends to stockholders is dependent on our net earnings. A continued decline in earnings increases in loan losses, or higher regulatory capital reserve requirements may jeopardize our ability to pay dividends at historical levels.
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
Liquid assets consist of cash and interest-bearing deposits in other financial institutions, investments and mortgage-backed securities. Approximately $4.4 million, or 13.2%, of our investment portfolio is expected to mature or prepay during 2011. These maturities could provide a significant source of liquidity and due to not replacing or pricing public fund deposits and repurchase agreements our ability to use these funds freely will increase in 2011. State and local political subdivision deposits equaled $4.2 million at December 31, 2010, and $22.2 million at December 31, 2009. We may implement additional product strategies to lessen this restriction on our investment portfolio to increase our liquidity options.
Additional sources of liquidity include deposits, borrowings and principal and interest repayments on loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions, and competition and are difficult to predict.

Diversified and reliable sources of wholesale funds are utilized to augment core deposit funding. Borrowings may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long term basis to support lending activities. The Bank utilizes certain loans and FHLB stock to provide collateral to support its borrowing needs. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions. One source of wholesale funding is brokered deposits. Consistent with its risk management policy and in response to the general tightening of credit and liquidity conditions in the financial markets at large, the Bank has utilized brokered deposits. At December 31, 2010, such deposits totaled approximately $12.3 million, exclusive of CDARS deposits.
Approximately $196.6 million of the Corporation’s certificate of deposit portfolio is scheduled to mature during 2011. Depositors continue a preference toward short-term certificates or other issuances less than 18 months. This places additional liquidity pressure on the Corporation as competition for deposits is very strong in Ohio, Kentucky and West Virginia. A material loss of these short-term deposits could force us to seek funding through contingency sources, which may negatively impact earnings.
FHLB advances are another funding source. In the past, Camco has depended heavily on borrowings to fund balance sheet growth. While significant strategic and tactical focus is currently being placed on deposit growth, borrowings and additional borrowing capacity at the FHLB are still vital sources of liquidity. We have approximately $92.9 million of additional borrowing capacity available as of December 31, 2010. However, our total borrowing capacity at the FHLB is dependent on the level of eligible collateral assets held by the Bank and the Bank’s credit rating with the FHLB. Our total borrowing capacity with the FHLB increased to $194.6 million at December 31, 2010, from $167.0 million at December 31, 2009. This capacity has increased due to the additional pledging of our commercial estate and home equity lines of credit. We have improved off-balance-sheet liquidity in response to higher collateral maintenance requirements.
We plan to continue to monitor our funding sources through brokered deposits and FHLB borrowings, but recognize that our current credit risk profile may restrict these sources. Our Funds Management Group will monitor the deposit rates in our markets to allow for competitive pricing in order to raise funds through deposits.

The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of December 31, 2010.

	Payments due by period
	Less			More
	than 1	1-3	3-5	than 5
	year	years	years	years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$360	$495	$438	$28	$1,321
Advances from the Federal Home Loan Bank	12,000	49,044	25,553	6,337	92,934
Repurchase agreements	6,530	—	—	—	6,530
Certificates of deposit	195,864	156,106	52,435	—	404,405
Subordinated debentures(1)	—	—	—	5,000	5,000
Ohio Equity Funds for Affordable Housing	779	204	290	137	1,410

Amount of commitments per period
Commitments to originate loans:
Revolving, open-end lines	45,069	—	—	—	45,069
1-4 family residential construction	13,309	—	—	—	13,309
Commercial real estate, other construction loan and land development loans	14,159	—	—	—	14,159
Commercial real estate, construction, and land development loans not secured by real estate	9,595	—	—	—	9,595
Other unused commitments	9,151	—	—	—	9,151
Stand-by letters of credit	397	—	—	—	397

Total contractual obligations	$307,213	$205,849	$78,716	$11,502	$603,280

(1)	The subordinated debentures are redeemable at par, at Camco’s option, commencing September 15, 2012. The debentures mature on September 15, 2037.
We anticipate that we will have sufficient funds available to meet our current loan commitments. Based upon historical deposit flow data, the Bank’s competitive pricing in its market and management’s experience, we believe that a significant portion of our “core” maturing certificates of deposit in 2011 will remain with the Bank, but recognize the significance of the risks discussed above.
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
The Company’s management, including the Chief Executive Officer and Principal Financial Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2010.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Camco Financial Corporation
We have audited the accompanying consolidated statement of financial condition of Camco Financial Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camco Financial Corporation as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note K, the Corporation’s bank subsidiary is not in compliance with revised minimum regulatory capital requirements under a formal regulatory agreement with the banking regulators. Failure to comply with the regulatory agreement may result in additional regulatory enforcement actions.
/s/Plante & Moran PLLC
March 29, 2011
Columbus, Ohio

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31,
(In thousands, except share data)

	2010	2009
ASSETS

Cash and due from banks	$13,143	$20,490
Interest-bearing deposits in other financial institutions	15,971	17,663

Cash and cash equivalents	29,114	38,153
Securities available-for-sale, at market	30,768	55,950
Securities held-to-maturity, at cost	3,948	2,113
Loans held for sale — at lower of cost or market	2,208	475
Loans receivable — net	667,840	659,022
Office premises and equipment — net	9,928	10,870
Real estate acquired through foreclosure	10,096	9,660
Federal Home Loan Bank stock — at cost	29,888	29,888
Accrued interest receivable	3,521	3,979
Mortgage servicing rights — at lower of cost or market	3,841	4,433
Prepaid expenses and other assets	4,426	5,712
Cash surrender value of life insurance	19,388	18,838
Prepaid and refundable federal income taxes	—	3,562

Total assets	$814,966	$842,655

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$651,816	$659,902
Other borrowings	11,530	11,941
Advances from the Federal Home Loan Bank	92,934	97,291
Advances by borrowers for taxes and insurance	2,413	1,909
Accounts payable and accrued liabilities	10,170	11,098

Total liabilities	768,863	782,141

Commitments	—	—

Stockholders’ equity
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 14,900,000 shares; 8,884,508 shares issued at December 31, 2010 and 2009	$8,885	$8,885
Additional paid-in capital	60,260	60,124
Retained earnings	136	14,695
Accumulated other comprehensive income	1,030	1,049
Unearned compensation	(94)	(125)
Treasury stock - 1,678,913 shares at December 31, 2010 and 2009, at cost	(24,114)	(24,114)

Total stockholders’ equity	46,103	60,514

Total liabilities and stockholders’ equity	$814,966	$842,655

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2010, 2009 and 2008
(In thousands, except per share data)

	2010	2009	2008
Interest and dividend income
Loans	$37,602	$40,231	$50,446
Investment securities	1,906	3,085	4,369
Other interest-bearing accounts	1,313	1,408	1,968

Total interest income	40,821	44,724	56,783
Interest expense
Deposits	10,575	15,349	22,728
Borrowings	3,859	5,245	8,246

Total interest expense	14,434	20,594	30,974

Net interest income	26,387	24,130	25,809

Provision for losses on loans	18,460	21,792	14,793

Net interest income after provision for losses on loans	7,927	2,338	11,016
Other income
Rent and other	702	970	792
Title fees	950	723	479
Loan servicing fees	1,269	1,264	1,308
Gain on sale of loans	1,882	1,271	364
Mortgage servicing rights — net	(593)	703	(2,625)
Service charges and other fees on deposits	2,276	2,277	2,387
Gain on sale of investment securities	—	—	2
Gain on sale of premises and equipment	1	127	1
Income on cash surrender value life insurance	877	926	1,000

Total other income	7,364	8,261	3,708
General, administrative and other expense
Employee compensation and benefits	12,935	12,453	13,279
Occupancy and equipment	3,003	3,247	3,374
Federal deposit insurance premiums	2,121	2,471	406
Data processing	1,127	1,190	1,152
Advertising	358	525	938
Franchise taxes	928	1,018	1,202
Postage, supplies and office expenses	1,129	1,394	1,341
Travel, training and insurance	399	315	404
Professional services	1,981	1,692	1,355
Transaction processing	740	895	1,009
Real estate owned and other expenses	3,077	2,312	2,074
Loan expenses	1,534	597	1,319
Goodwill impairment	—	—	6,683
Merger expenses	—	4	628

Total general, administrative and other expense	29,332	28,113	35,164

Loss before federal income taxes	(14,041)	(17,514)	(20,440)

Federal income taxes	518	(6,297)	(5,116)

NET LOSS	(14,559)	$(11,217)	$(15,324)

LOSS PER SHARE
Basic	$(2.02)	$(1.56)	$(2.14)

Diluted	$(2.02)	$(1.56)	$(2.14)

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the years ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008

Net loss	$(14,559)	$(11,217)	$(15,324)
Other comprehensive income net of tax effects:
Unrealized holding gains (losses) on securities during the year, net of taxes of $(10), $11 and $536 in 2010, 2009 and 2008, respectively	(19)	21	1,040

Reclassification adjustment for realized gains included in operations, net of taxes of $0, $0 and $1 for the years ended December 31, 2010, 2009 and 2008, respectively	—	—	(1)

Comprehensive loss	$(14,578)	$(11,196)	$(14,285)

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2010, 2009 and 2008
(In thousands, except per share data)

					Accumulated
			Additional		other			Total
	Shares	Common	paid-in	Retained	comprehensive	Unearned	Treasury	stockholders’
	outstanding	stock	capital	earnings	income (loss)	compensation	stock	equity

Balance at January 1, 2008	7,155,595	$8,835	$59,842	$44,083	$(12)	$—	$(24,114)	$88,634

Cash dividends declared — $0.02625 per share	—	—	—	(1,872)	—	—	—	(1,872)
Stock Option Expense	—	—	54	—	—	—	—	54
Net loss for the year ended December 31, 2008	—	—	—	(15,324)	—	—	—	(15,324)
Change in accounting — split dollar life insurance	—	—	—	(832)	—	—	—	(832)
Unrealized gains on securities designated as available for sale, net of related tax benefits	—	—	—	—	1,040	—	—	1,040

Balance at December 31, 2008	7,155,595	$8,835	$59,896	$26,055	$1,028	$—	$(24,114)	$71,700

Cash dividends declared — $0.02 per share	—	—	—	(143)	—	—	—	(143)
Stock Option Expense	—	—	153	—	—	—	—	153
Net loss for the year ended December 31, 2009	—	—	—	(11,217)	—	—	—	(11,217)
Restricted shares granted	50,000	50	75	—	—	(125)	—	—
Unrealized gains of securities designated as available for sale, net of related tax benefits	—	—	—	—	21	—	—	21

Balance at December 31, 2009	7,205,595	$8,885	$60,124	$14,695	$1,049	$(125)	$(24,114)	$60,514

Stock Option Expense	—	—	136	—	—	—	—	136
Net loss for the year ended December 31, 2010	—	—	—	(14,559)	—	—	—	(14,559)
Restricted shares expense	—	—	—	—	—	31	—	31
Unrealized losses of securities designated as available for sale, net of related tax benefits	—	—	—	—	(19)	—	—	(19)

Balance at December 31, 2010	7,205,595	$8,885	$60,260	$136	$1,030	$(94)	$(24,114)	$46,103

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net loss for the year	$(14,559)	$(11,217)	$(15,324)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities — net	13	(20)	58
Amortization of mortgage servicing rights — net	592	360	3,229
Depreciation and amortization	1,304	1,413	1,352
Stock option, restricted stock expenses	167	153	54
Deferred federal income taxes	817	(2,373)	(4,403)
Provision for losses on loans	18,460	21,792	14,793
Amortization of deferred loan origination fees	52	468	343
Loss and provision on real estate acquired through foreclosure	1,689	1,069	1,364
Gain on sale of investment securities	—	—	(2)
Gain on sale of premises and equipment, net	(1)	(127)	(1)
Federal Home Loan Bank stock dividends	—	—	(1,166)
Net increase in cash surrender value of life insurance	(710)	(766)	(825)
Gain on sale of loans	(1,882)	(1,271)	(364)
Loans originated for sale in the secondary market	(90,430)	(106,771)	(44,346)
Proceeds from sale of mortgage loans in the secondary market	90,579	109,752	45,694
Impairment of goodwill	—	—	6,683
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	458	139	3,988
Prepaid expenses and other assets	4,041	3,315	(1,388)
Accounts payable and other liabilities	(928)	(5,731)	29

Net cash provided by operating activities	9,662	10,185	9,768

Cash flows provided by (used in) investing activities:
Proceeds from sale of investment securities designated as available for sale	—	—	4,254
Purchase of securities designated as available for sale	—	(27,019)	(50,175)
Purchase of securities designated as held to maturity	(2,159)	—	(24,104)
Principal repayments and maturities of investment-securities held to maturity	318	11,333	13,513
Principal repayments and maturities of investment securities available for sale	25,146	56,432	50,962
Net (increase)decrease in loans	(33,321)	66,086	31,100
Purchase of premises and equipment	(374)	(476)	(366)
Proceeds from sale of office premises and equipment	13	189	2
Proceeds from sale of real estate acquired through foreclosure	3,866	4,025	3,825
Proceeds from surrender of life insurance	160	4,460	—

Net cash provided by (used in) investing activities	(6,351)	115,030	29,011

Net cash provided by operating and investing activities (balance carried forward)	$3,311	$125,215	$38,779

CAMCO FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the years ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
Net cash provided by operating and investing activities (balance brought forward)	$3,311	$125,215	$38,779

Cash flows provided by financing activities:

Net increase (decrease) in deposits	(8,086)	(64,054)	31,772
Proceeds from Federal Home Loan Bank advances	84,000	44,000	79,600
Repayment of Federal Home Loan Bank advances	(88,357)	(113,815)	(111,558)
Net change in repurchase agreements and other borrowings	(411)	(4,786)	(5,190)
Dividends paid on common stock	—	(143)	(2,953)
Net increase (decrease) in advances by borrowers for taxes and insurance	504	(549)	(1,169)

Net cash used in financing activities	(12,350)	(139,347)	(9,498)

Net increase (decrease) in cash and cash equivalents	(9,039)	(14,132)	29,281

Cash and cash equivalents at beginning of year	38,153	52,285	23,004

Cash and cash equivalents at end of year	$29,114	$38,153	$52,285

Supplemental disclosure of cash flow information:

Cash paid during the year for:

Interest on deposits and borrowings	$14,457	$20,726	$30,396

Cash paid for income taxes	$—	$144	$250

Transfers from loans to real estate acquired through foreclosure	$5,991	$9,631	$6,574

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Camco Financial Corporation (“Camco” or the “Corporation”) is a bank holding company whose business activities are limited primarily to holding the common stock of Advantage Bank (“Advantage” or the “Bank”) and Camco Title Agency (“Camco Title”). Advantage conducts a general banking business within Ohio, West Virginia and northern Kentucky which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. Advantage’s profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by Advantage can be significantly influenced by a number of factors, such as governmental monetary policy, that are outside of management’s control. Camco Title provides title insurance, title services, and loan closing services primarily for Advantage. In 2011, Camco will be liquidating its investment in Camco Title. The balance sheet and results of operations of Camco Title are not material to the Corporation’s consolidated financial statements.
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
3. Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank (FHLB) of Cincinnati. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is classified as restricted stock and is recorded at redemption value which approximates fair value. The Corporation periodically evaluates the stock for impairment based on ultimate recovery of par value.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).
4. Loans Receivable
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
Loans held for sale are carried at the lower of cost (less principal payments received) or fair value (market value), calculated on an aggregate basis. At December 31, 2010 and 2009, loans held for sale were carried at cost.
5. Loan Origination and Commitment Fees
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
A loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions, the Corporation considers its investment in owner-occupied one- to four-family residential loans, home equity lines of credit and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Corporation’s investment in multi-family, non-owner occupied residential, commercial and nonresidential loans, and its evaluation of any impairment thereon, such loans are generally collateral-dependent and as a result are carried as a practical expedient at the lower of cost or fair value. It is the Corporation’s policy to charge off unsecured credits that are more than ninety days delinquent.

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
9. Mortgage Servicing Rights
The Corporation accounts for mortgage servicing rights (“MSRs”) as separate assets. Mortgage servicing rights result from the origination of mortgage loans and the subsequent sale of those loans with servicing rights retained. At that time, an allocation of the cost of the loan is considered the mortgage servicing right asset.
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
Servicing assets are recognized as separate assets when loans are sold with servicing retained. A pooling methodology to the servicing valuation, in which loans with similar characteristics are “pooled” together, is applied for valuation purposes. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, interest earned on float, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated market value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the servicing. Events that may significantly affect the

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE—A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).
9. Mortgage Servicing Rights (continued)
estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. The interest rate for float is also calculated utilizing the current period fed funds rate. Mortgage loan prepayment speeds are calculated by taking into consideration Advantage Bank’s historical trends when estimating prepayment speeds and helped provide scenarios with each evaluation. Based on the assumptions, pre-tax projections are prepared for each pool of loans serviced. These earning figures approximate the cash flow that could be received from the servicing portfolio. Valuation results are presented quarterly to management. At that time, the information is reviewed and MSRs are marked to the lower of amortized cost or fair value for the current quarter.
The Corporation recorded capitalization related to mortgage servicing rights totaling approximately $1.0 million, $1.2 million and $604,000, for the years ended December 31, 2010, 2009 and 2008, respectively.
The Corporation recorded amortization related to mortgage servicing rights totaling approximately $1.6 million, $360,000 and $3.3 million, for the years ended December 31, 2010, 2009 and 2008, respectively. The carrying value of the Corporation’s mortgage servicing rights, which approximated their fair value, totaled approximately $3.8 million and $4.4 million at December 31, 2010 and 2009 respectively. Fair value was determined using discount rates ranging from 7.5% to 9.0% in 2010 and 2009, and prepayment speeds ranging from 6.0% to 33.6% in 2010 and from 6.0% to 31.4% in 2009.
At December 31, 2010 and 2009, the Bank was servicing mortgage loans of approximately $485.6 million and $497.0 million, respectively, which were sold to the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and other investors.
10. Goodwill
In prior years, the Corporation expanded through mergers and acquisitions accounted for under the purchase method of accounting. Under the purchase method, the Corporation is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. The excess cost over the net assets acquired represents goodwill.
Goodwill is not amortized but is tested for impairment when indicators of impairment exist, or at least annually. Potential goodwill impairment exists when the fair value of the reporting unit (as defined by US GAAP) is less than its carrying value. In 2008, the goodwill was determined to be impaired and was written off through the income statement.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE—A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).
11. Federal Income Taxes
Income taxes are provided based on the liability method of accounting, which includes the recognition of deferred tax assets and liabilities for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. In general, the Corporation records deferred tax assets when the event giving rise to the tax benefit has been recognized in the Consolidated Financial Statements.
A valuation allowance is recognized to reduce any deferred tax assets that, based upon available information, it is more-likely-than-not all, or any portion, of the deferred tax asset will not be realized. Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets. In most cases, the realization of deferred tax assets is dependent upon the Corporation generating a sufficient level of taxable income in future periods, which can be difficult to predict. In 2010, the Corporation recorded a full valuation allowance against the net deferral tax asset.
The calculation of tax liabilities is complex and requires the use of estimates and judgment since it involves the application of complex tax laws that are subject to different interpretations by the Corporation and the various tax authorities. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law.
From time-to-time and in the ordinary course of business, the Corporation is involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions taken in the tax returns. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Management believes it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty. Still, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical financial statements.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE—A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).
12. Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed based upon the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per common share is computed including the dilutive effect of additional potential common shares issuable under outstanding stock options. Diluted earnings (loss) per share is not computed for periods in which an operating loss is sustained. The computations were as follows for the years ended December 31:

For the years ended (in thousands, except per share information)	2010	2009	2008

BASIC:
Net loss	$(14,559)	$(11,217)	$(15,324)

Weighted average common shares outstanding	7,206	7,202	7,156

Loss per share — Basic	$(2.02)	$(1.56)	$(2.14)

DILUTED:
Net loss	$(14,559)	$(11,217)	$(15,324)

Weighted average common shares outstanding	7,206	7,202	7,156
Dilutive effect of stock options	0	0	0

Total common shares and dilutive potential common shares	7,206	7,202	7,156

Diluted loss per share	$(2.02)	$(1.56)	$(2.14)

Options to purchase 463,642, 260,833 and 260,703 shares of common stock at December 31, 2010, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share for those years because of the loss incurred.
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

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE—A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).
15. New Accounting Pronouncements
In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires a greater level of disaggregated information about the credit quality of loan and leases and the allowance for loan and lease losses. This ASU also requires additional disclosures related to past due information, credit quality indicators and information related to loans modified in a troubled debt restructuring. This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010. We adopted this statement effective December 31, 2010.
In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily delays the effective date for public entities of the disclosures about troubled debt restructurings (“TDRs”) in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The deferral will allow the FASB to complete its deliberations on what constitutes a TDR, and to coordinate the effective dates of the new disclosures about TDRs for public entities in ASU 2010-20 and the guidance for determining what constitutes a TDR. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
16. Reclassifications
Some items in the prior year financial statements were reclassified to conform to the current presentation.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B —	INVESTMENT SECURITIES
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at December 31, 2010 and 2009 are as follows:

	2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)

Available for sale:
U.S. Government sponsored enterprises	$2,010	$55	$—	$2,065
Corporate equity securities	157	—	59	98
Mortgage-backed securities	27,040	1,565	—	28,605

Total investment securities available for sale	$29,207	$1,620	$59	$30,768

Held to maturity:
Municipal bonds	$2,608	$32	$36	$2,604
Mortgage-backed securities	1,340	52	3	1,389

Total investment securities held to maturity	$3,948	$84	$39	$3,993

	2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)

Available for sale:
U.S. Government sponsored enterprises	$14,514	$88	$38	$14,564
Corporate equity securities		157	69	88
Mortgage-backed securities	39,690	1,609	1	41,298

Total investment securities available for sale	$54,361	$1,697	$108	$55,950

Held to maturity:
Municipal bonds	$501	$57	$—	$558
Mortgage-backed securities	1,612	36	6	1,642

Total investment securities held to maturity	$2,113	$93	$6	$2,200

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE—B —	INVESTMENT SECURITIES (continued).
The amortized cost and estimated fair value of investment securities at December 31, 2010 by contractual term to maturity are shown below.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	fair	Amortized	fair
	cost	value	cost	value
	(In thousands)

Due in one year or less	$—	$—	$250	$258
Due after one year through five years	2,010	2,065	120	127
Due after five years through ten years	—	—	70	83
Due after ten years	—	—	2,168	2,136

Subtotal	2,010	2,065	2,608	2,604

Mortgage-backed securities	27.040	28,605	1,340	1,389

Corporate equity securities	157	98	—	—

Total	$29,207	$30,768	$3,948	$3,993

Proceeds from sales of investment securities during the years ended December 31, 2010, 2009 and 2008, totaled $0, $0 and $4.3 million respectively, resulting in gross realized gains of $0, $0 and $2,000 in those respective years.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE—B —	INVESTMENT SECURITIES (continued).
At December 31, 2010 and 2009, there were $2.3 million and $5.2 million securities in an unrealized loss position less than twelve months and $11.1 million and $520,000 securities in an unrealized loss position more than twelve months, respectively. The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009.

	2010
	Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses
	(In thousands)
Available for sale:
Corporate equity securities	$—	$—	$98	$59
Held to maturity:
Municipal bonds	2,112	36	—	—

Mortgage-backed securities	—	—	11	3
Total	$2,112	$36	$109	$62

	2009
	Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses
	(In thousands)
Available for sale:
U.S. Government sponsored enterprises	4,976	38	—	—
Corporate equity securities	$43	$55	$45	$14
Mortgage-backed securities	45	1	—	—
Held to maturity:
Mortgage-backed securities	25	1	522	5

Total	$5,089	$95	$567	$19

Management has the intent and ability to hold these securities for the foreseeable future and the decline in the fair value is primarily due to an increase in market interest rates. The fair values are expected to recover as securities approach maturity dates.
At December 31, 2010 and 2009, approximately $13.9 million and $34.0 million, respectively, of investment securities were pledged in accordance with federal and state requirements to secure deposits and repurchase agreements.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE—C —	LOANS RECEIVABLE
Loans receivable at December 31 are summarized as follows:

	2010	2009
	(In thousands)
Construction	$26,530	$5,798
Land, Farmland, Agriculture	12,454	23,867
Residential	375,583	434,367
Commercial / Non-residential	163,951	135,371
Consumer	3,828	4,068
Commercial and industrial	28,943	25,668
Multi Family	74,342	46,138

Total	685,631	675,277

Less:
Unamortized yield adjustments	(921)	(156)
Allowance for loan losses	(16,870)	(16,099)

Loans receivable — net	$667,840	$659,022

The Bank, in the ordinary course of business, has granted loans to certain of its directors, executive officers, and their related interests. Such loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. The aggregate dollar amount of these loans totaled approximately $663,000 and $691,000 at December 31, 2010 and 2009, respectively. During 2010, no related party loans were made and repayments totaled $28,000.

NOTE—D —	ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is a reserve established through a provision which is charged to expense and represents management’s best estimate of probable losses that could be incurred within the existing portfolio of loans. The allowance is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s allowance for possible loan loss methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The amount of the provision reflects not only the necessary allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The current level of the allowance is directionally consistent with classified assets, non-accrual and delinquency. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including, among other things, the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and comments of the regulatory authorities toward loan classifications.
The Corporation’s allowance for possible loan losses consists of three elements: (i) specific valuation allowances on probable losses on specific loans; (ii) historical valuation allowances based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances based on general economic conditions and other qualitative risk factors both internal and external to the Corporation.
Loans identified as losses by management, internal loan review and/or bank examiners are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements.
Change in the allowance for loan losses is summarized as follows:

						Commercial &
			Multi-	Land, Farm		Non-
(in thousands)	Construction	Consumer	Family	& Ag Loans	Residential	Residential	C&I	Total

Allowance for credit losses:
Beginning balance December 31, 2009	$338	$98	$731	$628	$10,519	$3,148	$637	$16,099
Charge-offs	(482)	(28)	(1,535)	(2,283)	(7,530)	(3,688)	(3,399)	(18,945)
Recoveries	39	9	103	247	490	157	211	1,256
Provision	271	167	3,561	2,257	4,571	4,021	3,612	18,460

Ending balance December 31, 2010	$166	$246	$2,860	$849	$8,050	$3,638	$1,061	$16,870

Ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$256	$1,171	$170	$1,597

Collectively evaluated for impairment	$166	$246	$2,860	$849	$7,794	$2,467	$891	$15,273

Portfolio balances:
Collectively evaluated for impairment	$26,530	$3,828	$71,162	$10,905	$369,755	$155,326	$27,607	$665,113

Individually evaluated for impairment
With no related allowance	—	—	3,180	1,549	3,122	4,122	706	12,679
With related allowance	—	—	—	—	2,706	4,503	630	7,839

Ending balance	$26,530	$3,828	$74,342	$12,454	$375,583	$163,951	$28,943	$685,631

Activity in the allowance for loan losses is summarized as follows for the previous two years ended December 31:

(in thousands)	2009	2008

Balance at beginning of year	$15,747	$6,623
Provision for losses on loans	21,792	14,793
Charge-offs of loans	(22,546)	(6,567)
Recoveries	1,106	898

Balance at end of year	$16,099	$15,747

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Non-accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, the loan is three payments past due as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is recognized when the loan is returned to accrual status and all the principal and interest amounts contractually due is brought current for a minimum of six months or future payments are reasonably assured.
Non accrual loans, segregated by class of loans at December 31, 2010 were as follows:

(in thousands)

Construction	$1,791
Land, Farmland, Agriculture	—
Residential / prime	6,776
Residential / subprime	14,722
Commercial / Non-residential	7,717
Consumer	39
Commercial and industrial	706
Multi Family	2,028

Total	$33,779

Nonaccrual and nonperforming loans totaled approximately $33.8 million, $36.4 million and $53.5 million at December 31, 2010, 2009 and 2008, respectively. Interest income that would have been recognized had such nonaccrual loans performed pursuant to contractual terms totaled approximately $2.2 million, $2.1 million and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.
An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 were as follows:

		Loans 60
		- 89 or					Accruing
	Loans 30-	More	Loans 90+				Loans 90
	59 Days	Days Past	Days Past	Total Past		Total	Days Past
(in thousands)	Past Due	Due	Due	Due	Current	Loans	Due
Construction	$75	$—	$1,057	$1,132	$25,398	$26,530	$—
Land, Farmland, Ag Loans	—	—	—	—	12,454	12,454	—
Residential / prime	624	343	5,366	6,333	280,266	286,599	—
Residential / subprime	5,077	1,451	11,119	17,647	71,337	88,984	—
Commercial	—	2,766	3,301	6,067	157,884	163,951	—
Consumer	36	3	18	57	3,771	3,828
Commercial and industrial	85	—	706	791	28,152	28,943	—
Multi Family	85	—	1,685	1,770	72,572	74,342	—

Total	$5,982	$4,563	$23,252	$33,797	$651,834	$685,631	$—

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Impaired loans. Loans are considered impaired when, based on current information and events, it is probable the Corporation will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other larger commercial credits. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, of collateral if payment is expected solely from the collateral or at the present value of estimated future cash flows using the loan’s existing rate or at the loan’s fair sale value. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured in which case interest is recognized on an accrual basis. Impaired loans or portions of loans are charged off when deemed uncollectible.
We have included the following information with respect to impairment measurements relating to collateral-dependent loans for better understanding of our process and procedures relating to fair value of financial instruments:
•
Based on policy, a loan is typically deemed impaired (nonperforming) once it has gone over three payments or 90 days delinquent. Our management of the troubled credit will vary as will the timing of valuations, loan loss provision and charge offs based on a multitude of factors such as, cash flow of the business/borrower, responsiveness of the borrower, communication with the commercial banker, property inspections, property deterioration, and delinquency. Typically, a nonperforming, non-homogeneous collateral dependent loan will be valued and adjusted (if needed) within a 90 day period after determination of impairment. If impaired, the collateral is then evaluated and an updated appraisal is most typically ordered. Upon receipt of an appraisal or other valuation, we complete an analysis to determine if the impaired loan requires a specific reserve or to be charged down to estimated net realizable value. The time frame may be as short as 30 days or as much as 180 days, when an appraisal is ordered.

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

•	When circumstances do not allow for updated collateral or Camco determines that an appraisal is not needed, the underlying collateral’s fair market value is estimated in the following ways:
•	Camco personnel property inspections combined with original appraisal review

•	Auditor values

•	Broker price opinions

•	Various on-line fair market value estimations programs (i.e. Freddie Mac, Fannie Mae, etc).

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Year-end impaired loans are set forth in the following table:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2010	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction	$1,549	$5,558	$—	$3,389	$—
Land, Farmland, Ag Loans	—	—	—	—	—
Residential	3,122	4,854	—	3,866	19
Commercial	4,122	8,239	—	5,765	6
Consumer	—	—	—	—	—
Commercial and industrial	706	1,208	—	1,035	11
Multi Family	3,180	5,166	—	3,786	3

Total	$12,679	$25,025	$—	$17,841	$39

With a related specific allowance recorded:
Construction	$—	$—	$—	$—	$—
Land, Farmland, Ag Loans	—	—	—	—	—
Residential	2,706	3,306	256	3,078	—
Commercial	4,503	4,521	1,171	4,589	131
Consumer	—	—	—	—	—
Commercial and industrial	630	630	170	383	—
Multi Family	—	—	—	—	—

Total	$7,839	$8,457	$1,597	$8,050	$131

The Bank’s impaired loan information for previous years is as follows:

	2009	2008
	(In thousands)
At December 31:

Impaired loans with related allowance	$7,509	$25,012
Impaired loans with no related allowance	18,473	24,370

Total impaired loans	$25,982	$49,382

Allowance on impaired loans	$4,399	$5,609

	2009	2008
	(In thousands)
For the year ended December 31:

Average balance of impaired loans	$40,544	$25,936
Cash basis interest income recognized on impaired loans	$1,044	$267
The Corporation categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans and leases individually by classifying the loans and leases as to credit risk. The loans monitored utilizing the risk categories listed below refer to commercial, commercial and industrial, construction, land, farmland and agriculture loans. All non-homogeneous loans are monitored through delinquency reporting. This analysis is performed on a quarterly basis. The Corporation uses the following definitions for risk ratings:
•	Uncriticized Assets
Uncriticized assets exhibit no material problems, credit deficiencies or payment problems. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral. Such credits are graded as follows: Excellent (1), Good (2), Satisfactory (3) or Watch (4).
•	Special Mention Assets (Grade 5)
Special Mention Assets have potential weaknesses or pose an unwarranted financial risk that deserves management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. Special Mention Assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.
•	Substandard Assets (Grade 6)
An asset classified Substandard is protected inadequately by the current net worth and paying capacity of the obligor, or by the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The possibility that liquidation would not be timely requires a substandard classification even if there is little likelihood of total loss.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Assets classified as Substandard may exhibit one or more of the following weaknesses:
•	The primary source of repayment is gone or severely impaired and the Bank may have to rely upon a secondary source.

•	Loss does not seem likely but sufficient problems have arisen to cause the Bank to go to abnormal lengths to protect its position in order to maintain a high probability of repayment.

•	Obligors are unable to generate enough cash flow for debt reduction.

•	Collateral has deteriorated.

•	The collateral is not subject to adequate inspection and verification of value (if the collateral is expected to be the source of repayment).

•	Flaws in documentation leave the Bank in a subordinated or unsecured position if the collateral is needed for the repayment of the loan.

•	For assets secured by real estate, the appraisal does not conform to FDIC appraisal standards or the assumptions underlying the appraisal are demonstrably incorrect.
•	Doubtful Assets (Grade 7)
An asset classified Doubtful has all the weaknesses inherent in one classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
•	Loss Assets (Grade 8)
An asset, or portion thereof, classified loss is considered uncollectible and of such little value that its continuance on the books is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value; rather, it is not practical or desirable to defer writing off an essentially worthless asset (or portion thereof), even through partial recovery may occur in the future.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Loans and leases not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans and leases. As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans and leases is as follows:

	(Dollars in Thousands)
			Special
	Pass	Watch	Mention	Substandard	Total
Construction	$12,743	$10,514	$329	$2,944	$26,530
Land, Farmland, Ag Loans	11,822	632	—	—	12,454
Commercial	124,478	11,982	6,158	21,333	163,951
Commercial and industrial	22,488	4,416	165	1,874	28,943
Multi Family	66,074	1,861	3,227	3,180	74,342

Total	$237,575	$29,405	$9,879	$29,331	$306,190

Homogeneous loans are monitored at 60+ days delinquent. See page 63 segregated by class of loans related to residential and consumer.

NOTE—E —	OFFICE PREMISES AND EQUIPMENT
Office premises and equipment at December 31, is summarized as follows:

	2010	2009
	(In thousands)

Land	$2,120	$2,120
Buildings and improvements	13,107	13,134
Furniture, fixtures and equipment	8,796	9,325

	24,023	24,579
Less accumulated depreciation and amortization	14,095	13,709

	$9,928	$10,870

Depreciation expense amounted to $1.2 million, $1.3 million, and $1.3 million for years ended December 31, 2010, 2009 and 2008.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE—F —	DEPOSITS
Deposit balances by type at December 31, 2010 and 2009, are summarized as follows:

	Amount	Amount
(Dollars in thousands)	2010	2009
Noninterest-bearing checking accounts	$46,597	$38,911
NOW accounts	65,679	70,564
Money market demand accounts	96,294	96,172
Passbook and statement savings accounts	38,665	36,638
Certificates of deposit	404,581	417,617

Total deposits	$651,816	$659,902

At December 31, 2010 and 2009, the Corporation had certificate of deposit accounts with balances in excess of $100,000 totaling $114.3 million and $136.3 million, respectively.
The contractual maturities of outstanding certificates of deposit are summarized as follows at December 31, 2010:

Year ending December 31:	(In thousands)

2011	$196,550
2012	133,342
2013	22,410
2014	39,196
2015	13,083

Total certificate of deposit accounts	$404,581

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE—G —	ADVANCES FROM THE FEDERAL HOME LOAN BANK
The following table summarizes the types of advances from the Federal Home Loan Bank of Cincinnati (FHLB) at December 31:
2010

	Weighted-	Weighted-
	Average	Average	Balance
	Rate	Maturity (years)	(in thousands)

Fixed-rate, balloon	3.25%	4.50	$226
Fixed-rate, interest only	2.09	1.75	43,000
Fixed-rate, amortizing	6.04	7.17	1,708
Fixed-rate, interest only, convertible	3.84	3.79	28,000
Fixed-rate, interest only, putable	4.34	3.32	20,000

Total	3.17%	2.81	$92,934

2009

		Weighted-
	Weighted-	Average	Balance
	Average Rate	Maturity (years)	(in thousands)

Overnight repurchase-based	3.25%	0.01	$234
Fixed-rate, interest only	2.52	1.17	32,000
Fixed-rate, amortizing	6.02	7.89	2,057
Fixed-rate, interest only, convertible	3.88	3.62	38,000
Fixed-rate, interest only, putable	4.39	3.43	25,000

Total	3.61%	2.86	$97,291

Convertible fixed-rate advances may be converted to floating-rate advances, on a quarterly basis, at the option of the FHLB. Putable fixed-rate advances may be terminated, on a quarterly basis after a fixed period of time, at the option of the FHLB. The Corporation may only repay convertible and putable advances upon conversion or termination by the FHLB without penalty, prior to maturity.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE—G —	ADVANCES FROM THE FEDERAL HOME LOAN BANK AND OTHER BORROWINGS (continued).
Advances from the FHLB, collateralized at December 31, 2010, by a blanket agreement using substantially all of the Bank’s one- to four- family and multi-family mortgage portfolios and the Bank’s investment in FHLB stock, are as follows:

Maturing year
Ending December 31,	Interest rate range	(Dollars in thousands)

2011	0.80%-4.93%	$12,000
2012	1.05%-4.70%	24,000
2013	1.80%-6.05%	25,127
2014	4.26%-6.10%	5,244
2015	3.25%-4.05%	20,226
Thereafter	3.95%-7.00%	6,337

		$92,934

NOTE—H —	OTHER BORROWINGS
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
Obligations for securities sold under agreements to repurchase were $6.5 million and $6.9 million for December 31, 2010 and 2009 respectively. They were collateralized at December 31, 2010 and 2009, by investment securities with an amortized cost including accrued interest of approximately $8.7 million and $6.4 million and a market value of approximately $9.1 million and $6.7 million, respectively. The maximum balance of repurchase agreements outstanding at any month-end during the years ended December 31, 2010 and 2009, was $9.1 million and $15.2 million, respectively, and the average month-end balance outstanding for 2010 and 2009 was approximately $6.8 million and $8.9 million, respectively.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE—I —	FEDERAL INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Income Taxes:
Federal current expense (benefit)	$(299)	$(3,924)	$(713)
Federal deferred expense (benefit)	(5,038)	(2,373)	(4,403)
Valuation expense	5,855	—	—

Total Income Tax (Benefit)	$518	$(6,297)	$(5,116)

A reconciliation of the rate of taxes which are payable at the federal statutory rate are summarized as follows:

	2010	2009	2008
	(In thousands)

Federal income taxes computed at the expected statutory rate	$(4,774)	$(5,955)	$(6,950)
Increase (decrease) in taxes resulting from:
Nontaxable dividend and interest income	(21)	(10)	(13)
Increase in cash surrender value of life insurance — net	(209)	(258)	(265)
Goodwill impairment	—	—	2,272
Valuation allowance for deferred tax assets	5,855	—	—
Surrender of bank owned life insurance & penalty	70	452	—
Other	(403)	(526)	(160)

Federal income tax provision per consolidated financial statements	$518	$(6,297)	$(5,116)

The components of the Corporation’s net deferred tax liability at December 31 is as follows:

Taxes (payable) refundable on temporary
differences at statutory rate:	2010	2009
	(In thousands)

Deferred tax assets:
General loan loss allowance	$5,736	$5,495
Deferred loan fees	316	185
Deferred compensation	1,097	1,111
Other assets	782	526
Non accrual interest	350	56
Tax credits and low income housing credits	1,342	1,202
NOL carryforward	4,506	1,035

Total deferred tax assets	14,129	9,610
Deferred tax liabilities:
FHLB stock dividends	$(5,017)	$(5,017)
Mortgage servicing rights	(1,306)	(1,507)
Book versus tax depreciation	(771)	(976)
Original issue discount	(583)	(525)
Unrealized gains on securities designated as available for sale	(530)	(540)
Purchase price adjustments	(162)	(162)
Other liabilities, net	95	(76)

Total deferred tax liabilities	(8,274)	(8,803)

Valuation Allowance	5,855	—

Net deferred tax asset (liability)	$—	$807

Camco is currently in process of an Internal Revenue Service audit for tax year 2009. The Corporation does not expect any changes to its tax positions as a result of the audit.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I —	FEDERAL INCOME TAXES (continued).
At December 31, 2010, the Corporation has a $13 million net operating loss carry forward available to reduce future income taxes through 2029. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax assets and liabilities (including the impact of carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based upon the Corporation’s cumulative three year loss position and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is likely that the Corporation will be able to realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period change.
For years prior to 1996, the Bank was allowed a special bad debt deduction generally limited to 8% of otherwise taxable income, subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than for bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The percentage of earnings bad debt deduction had accumulated to approximately $12.1 million as of December 31, 2010. The amount of the unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $4.1 million at December 31, 2010.

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
The following table summarizes the Bank’s outstanding commitments to originate adjustable and fixed-rate loans at December 31:

			Unused lines of
	Fixed Rate	Adjustable	Credit HELOC	Stand by
(in thousands)	Loans	Rate Loans	& Other	letters of credit
2010	$42,521	$2,734	$46,028	$397
2009	$4,984	$44,831	$54,286	$493
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
The Corporation has entered into lease agreements for office premises and equipment under operating leases which expire at various dates through the year ended December 31, 2017. The following table summarizes minimum payments due under lease agreements by year:

Year ending
December 31,	(In thousands)

2011	$360
2012	294
2013	201
2014	160
2015	168
2016 and thereafter	138

$1,321

Rental expense under operating leases totaled approximately $400,000, $395,000 and $395,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
NOTE K — REGULATORY MATTERS AND REGULATORY CAPITAL
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

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE K — REGULATORY MATTERS AND REGULATORY CAPITAL (continued).
These guidelines divide the capital into two tiers. The first tier (“Tier I”) includes common equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary (“Tier II”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses, subject to certain limitations, less required deductions. Banks and bank holding companies are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier I capital. The regulatory agencies may, however, set higher capital requirements when particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.
The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at December 31, 2010:

							To be “well-
							capitalized”
							under prompt
			For capital				corrective
			Adequacy				action
	Actual		purposes				provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$57,849	8.96%	≥$	51,635	≥	8.0%	≥$	64,544	10.0%
Advantage Bank(1)	$54,593	8.48%	≥$	51,525	≥	8.0%	≥$	64,406	10.0%

Tier I capital to risk-weighted assets:
Camco Financial Corporation	$49,689	7.70%	≥$	25,818	≥	4.0%	≥$	38,726	6.0%
Advantage Bank(1)	$46,433	7.21%	≥$	25,762	≥	4.0%	≥$	38,643	6.0%

Tier I leverage to average assets:
Camco Financial Corporation	$49,689	5.98%	≥$	33,241	≥	4.0%	≥$	41,551	5.0%
Advantage Bank (1)	$46,433	5.61%	≥$	33,103	≥	4.0%	≥$	41,378	5.0%

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE K — REGULATORY MATTERS AND REGULATORY CAPITAL (continued).
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
On March 4, 2009, Camco entered into a MOU with the FRB. The MOU prohibits Camco from engaging in certain activities while the MOU is in effect, including, without the prior written approval of the FRB, (1) the declaration or payment of dividends to stockholders or (2) the repurchase of Camco’s stock.
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
Advantage entered into a consent agreement with the FDIC and the Division that provided for the issuance of an order by the FDIC and the Division, which order was executed by the FDIC and Division on July 31, 2009 (the “Consent Order”). The Consent Order requires Advantage to, among other things, (i) increase its Tier 1 risk based capital to 8%; and (ii) seek regulatory approval prior to declaring or paying any cash dividend. As a result of the Consent Order, Advantage is disqualified as a public depository under Ohio law and will incur higher premiums for FDIC insurance of its accounts. Currently, Advantage is not in compliance with the Tier 1 capital requirement of the Consent Order.
A material failure to comply with the provisions of either agreement could result in additional enforcement actions by the FDIC, the Ohio Division or the Federal Reserve.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE K — REGULATORY MATTERS AND REGULATORY CAPITAL (continued).
The Corporation’s Tier 1 capital did not meet the requirements set forth in the Bank Agreement or Camco Agreement. As a result the Corporation will need to increase capital levels to meet the standards set forth by the FDIC, Division and FRB. The Corporation has engaged an investment banking firm and is in the process of developing a capital plan that may include balance sheet reduction, the sale of branches, issuing common stock, preferred stock, debt or some combination of those issuances, or other financing alternatives that will be treated as capital. Although, the Corporation anticipates raising additional capital, the Board of Directors has not yet determined the type, timing, amount, or terms of possible securities to be issued in the offering, and there are no assurances that an offering will be completed or that the Corporation will succeed in this endeavor. In addition, a transaction, which would likely involve equity financing would result in substantial dilution to current stockholders and could adversely affect the price of the Corporation’s common stock.
The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at December 31, 2009:

							To be “well-
							capitalized”
							under prompt
			For capital				corrective
			Adequacy				action
	Actual		purposes				provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$71,971	11.43%	≥$	50,389	≥	8.0%	≥$	62,987	10.0%
Advantage Bank	$67,285	10.72%	≥$	50,225	≥	8.0%	≥$	62,780	10.0%

Tier I capital to risk-weighted assets:
Camco Financial Corporation	$64,022	10.16%	≥$	25,219	≥	4.0%	≥$	37,792	6.0%
Advantage Bank	$59,336	9.45%	≥$	25,112	≥	4.0%	≥$	37,668	6.0%

Tier I leverage to average assets:
Camco Financial Corporation	$64,022	7.33%	≥$	34,945	≥	4.0%	≥$	43,681	5.0%
Advantage Bank (1)	$59,336	6.82%	≥$	34,784	≥	4.0%	≥$	43,479	5.0%

(1)	Due to the consent order Advantage cannot be considered well capitalized until such order is lifted by the FDIC and the Ohio Division

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L —	FAIR VALUE
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
Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At December 31, 2010 and 2009, the fair value of loan commitments was not material.
Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Financial assets
Cash and cash equivalents	$29,114	$29,114	$38,153	$38,153
Investment securities available for sale	30,768	30,768	55,950	55,950
Investment securities held to maturity	3,948	3,993	2,113	2,200
Loans held for sale	2,208	2,254	475	485
Loans receivable	667,840	643,646	659,022	646,990
Federal Home Loan Bank stock	29,888	29,888	29,888	29,888
Accrued interest receivable	3,521	3,521	3,979	3,979

Financial liabilities
Deposits	$651,816	$642,893	$659,902	$647,149
Advances from the Federal Home Loan Bank	92,934	97,711	97,291	101,924
Repurchase agreements	6,530	6,530	6,941	6,941
Subordinated debentures	5,000	4,839	5,000	4,768
Advances by borrowers for taxes and insurance	2,413	2,413	1,909	1,909
Accrued interest payable	1,646	1,646	1,669	1,669

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L —	FAIR VALUE (continued).
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
The following table presents financial assets and liabilities measured on a recurring basis for balances at December 31, 2010 and 2009:

	Balance at	Fair Value Measurements at Reporting Date Using
(in thousands)	December 31,	Level 1	Level 2	Level 3
2010
Securities available for sale
U.S. government sponsored enterprises	$2,065	$—	$2,065	$—
Corporate equity securities	98	—	98	—
Mortgage-backed securities	28,605	—	28,605	—
2009
Securities available for sale
U.S. government sponsored enterprises	$14,564	$—	$14,564	$—
Corporate equity securities	88	—	88	—
Mortgage-backed securities	41,298	—	41,298	—

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L —	FAIR VALUE (continued).
The following table presents financial assets and liabilities measured on a non-recurring basis:

	Fair Value Measurements at Reporting Date Using
					Change in fair value
	Balance at,				for the year ended
(in thousands)	December 31,	Level 1	Level 2	Level 3	December 31,
2010
Impaired loans	$20,518	—	—	$20,518	$11,990
Real estate acquired through foreclosure	10,096	—	—	10,096	1,224

2009
Impaired loans	$25,982	—	—	$25,982	$13,081
Real estate acquired through foreclosure	9,660	—	—	9,660	945
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

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE M — BENEFIT PLANS
The Corporation has a non-contributory retirement plan which provides benefits to certain key officers. The Corporation’s future obligations under the plan have been provided for via the purchase of single premium key man life insurance of which the Corporation is the beneficiary. The Corporation recorded expense related to the plan totaling approximately $172,000, $62,000 and $21,000 during the years ended December 31, 2010, 2009 and 2008, respectively.
The Corporation also has a 401(k) Salary Savings Plan covering substantially all employees. Contributions by the employees are voluntary and are subject to matching contributions by the employer under a fixed percentage, which may be increased at the discretion of the Board of Directors. Total expense under this plan was $304,000, $267,000 and $330,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
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
The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted in 2010 and 2009:

	2010	2009

Fair value, calculated	$1.65	$1.43
Exercise Price	$2.51	$2.46
Risk-free interest rate	3.61%	2.66%
Expected stock price volatility	51.62%	61.00%
Expected dividend yield	—	1.63%
Expected Life	10 years	10 years
The following information applies to options outstanding at December 31, 2010:

	Options outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.89 - $2.50	328,279	8.9	$2.50	132,125	$2.48
$8.92 - $9.75	21,514	7.1	8.92	12,894	8.92
$11.36 - $14.16	57,974	4.7	13.41	56,143	13.45
$14.55 - $17.17	55,875	3.4	16.45	55,875	16.45

	463,642	7.6	$5.84	257,037	$8.24

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE M — BENEFIT PLANS (continued)
Stock Option Plans (continued)
A summary of unvested options as of, and changes during the year ended, December 31, 2010, were as follows:

Number
Unvested options:
Beginning of period	25,382
Granted	260,729
Forfeited	(14,160)
Vested during the period	(65,346)

Unvested options at December 31	206,605

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008, was $0 as no options were exercised in the respective years.
As of December 31, 2010, there was $308,000 of total unrecognized compensation cost related to non-vested stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.0 years.
A summary of the status of the Corporation’s stock option plans as of December 31, 2010, 2009 and 2008, and changes during the years ending on those dates is presented below:

	2010		2009		2008
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding at beginning of year	260,833	$10.59	260,703	$14.11	318,238	$15.10
Granted	260,729	2.51	80,000	2.46	47,167	9.07
Exercised	—	—	—	—	—	—
Forfeited and Expired	(57,920)	12.21	(79,870)	13.96	(104,702)	14.84

Outstanding at end of year	463,642	$5.84	260,833	$10.59	260,703	$14.11

Options exercisable at year-end	257,037	$8.24	235,451	$10.54	195,717	$15.01

Weighted-average fair value of options granted during the year		$1.65		$1.43		$0.74

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE N —	CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION
The following condensed financial statements summarize the financial position of the Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years ended December 31, 2010, 2009 and 2008:
CAMCO FINANCIAL CORPORATION
STATEMENTS OF FINANCIAL CONDITION
December 31,
(In thousands)

	2010	2009

ASSETS

Cash in Advantage	$3,882	$796
Interest-bearing deposits in other financial institutions	262	395
Investment securities designated as available for sale	98	88
Investment in Advantage	47,886	60,874
Investment in Camco Title	1,095	857
Office premises and equipment — net	1,048	1,145
Cash surrender value of life insurance	1,285	1,247
Other assets	694	1,043

Total assets	$56,250	$66,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and other accrued liabilities	$1,301	$931
Borrowings	5,000	5,000
Payable to Advantage	3,846	—

Total liabilities	10,147	5,931

Stockholders’ equity	46,103	60,514

Total liabilities and stockholders’ equity	$56,250	$66,445

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE N —	CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION (continued).
CAMCO FINANCIAL CORPORATION
STATEMENTS OF OPERATIONS
Year ended December 31,
(In thousands)

	2010	2009	2008

Income
Dividends from Advantage	$—	$—	$2,000
Dividends from Camco Title	—	—	250
Interest and other income	57	61	68
Equity in undistributed loss of Advantage	(12,963)	(10,555)	(16,168)
Excess distribution from Camco Title	237	225	(179)

Total loss	(12,669)	(10,269)	(14,029)
Interest expense	343	343	343
General, administrative and other expense	907	1,073	1,601

Loss before federal income tax credits	(13,919)	(11,685)	(15,973)
Federal income tax (credits)	640	(468)	(649)

Net loss	$(14,559)	$(11,217)	$(15,324)

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE N —	CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION (continued).
CAMCO FINANCIAL CORPORATION
STATEMENTS OF CASH FLOWS
Year ended December 31,
(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net loss for the year	$(14,559)	$(11,217)	$(15,324)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Equity in undistributed earnings (loss) of Advantage	12,963	10,555	16,168
Equity in undistributed earnings of Camco Title	(237)	(225)	179
Depreciation and amortization	98	14	48
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	30	1	40
Accounts payable and other liabilities	211	283	51
Accrued federal income taxes	4,482	(128)	(611)
Deferred federal income taxes	3	(2)	27

Net cash provided by (used in) operating activities	2,991	(719)	578

Cash flows from investing activities:
Net increase in cash surrender value of life insurance	(38)	(38)	(37)
(Increase) decrease in interest-bearing deposits in other financial institutions	133	(182)	(113)

Net cash provided by (used in) investing activities	95	(220)	(150)

Cash flows from financing activities:
Dividends paid	—	(143)	(2,953)

Net cash used in financing activities	—	(143)	(2,953)

Net increase (decrease) in cash and cash equivalents	3,086	(1,082)	(2,525)

Cash and cash equivalents at beginning of year	796	1,878	4,403

Cash and cash equivalents at end of year	$3,882	$796	$1,878

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE O —	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following table summarizes the Corporation’s quarterly results for the years ended December 31, 2010 and 2009.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)

2010:

Total interest income	$10,222	$10,292	$10,109	$10,198
Total interest expense	3,214	3,542	3,736	3,942

Net interest income	7,008	6,750	6,373	6,256
Provision for losses on loans (2)	936	11,407	5,212	905
Other income	2,602	1,442	1,602	1,718
General, administrative and other expenses	7,604	7,811	6,975	6,942

Earnings (loss) before income taxes (credits)	1,070	(11,026)	(4,212)	127
Federal income taxes (credits) (1)	61	572	(113)	(2)

Net earnings (loss)	$1,009	$(11,598)	$(4,099)	$129

Earnings (loss) per share:
Basic	$0.14	$(1.61)	$(0.57)	$0.02

Diluted	$0.14	$(1.61)	$(0.57)	$0.02

(1)	The change in 3rd quarter federal income taxes is related to 100% deferred tax valuation.

(2)
The second and third quarter results were affected by sizeable loan charge offs that were taken and the subsequent need to replenish the allowance for loan and lease losses through a provision of $5.2 million and $11.4 million respectively. The Credit Administration unit received information related to several larger commercial credits that resulted in partial and full write downs based on impairment and collateral dependency that was not received during the first quarter of 2010.

CAMCO FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE O —	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (continued).

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)

2009:

Total interest income	$10,616	$10,987	$11,234	$11,887
Total interest expense	4,394	4,808	5,350	6,042

Net interest income	6,222	6,179	5,884	5,845
Provision for losses on loans (2)	19,914	440	790	648
Other income	2,424	1,612	2,262	1,963
General, administrative and other expenses	6,968	7,249	6,893	7,003

Earnings before income taxes	(18,236)	102	463	157
Federal income taxes (1)	(6,427)	(253)	461	(78)

Net earnings (loss)	$(11,809)	$355	$2	$235

Earnings (loss) per share:
Basic	$(1.64)	$0.05	$0.00	$0.03

Diluted	$(1.64)	$0.05	$0.00	$0.03

(1)	The change in 2nd quarter federal income taxes is related to the surrender of bank owned life insurance.

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
Evaluation of Disclosure Controls and Procedures
The Corporation has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.
There were no changes in Camco’s internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
The information under the section “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” in Item 8 of this Form 10-K, is incorporated herein by reference.

Item 9B.	Other Information.
Not applicable
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information contained under the captions “Election of Directors,” “Incumbent Directors,” “Executive Officers,” “Board Meetings, Committees, Risk Oversight and Compensation of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed by Camco on or about April 19, 2011 (“2011 Proxy Statement”), is incorporated herein by reference.
Camco has adopted a Code of Ethics that applies to all directors and employees. The Code of Ethics is posted on Camco’s website at www.camcofinancial.com.

Item 11.	Executive Compensation.
The information contained in the 2011 Proxy Statement under the captions, “Board Meetings, Committees, Risk Oversight and Compensation of Directors”, “Compensation of Executive Officers” and “Employment and Change of Control Agreements” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained in the 2011 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.
Camco maintains the Camco Financial Corporation 1995 Stock Option and Incentive Plan, the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan, the Westwood Homestead Financial Corporation 1997 Stock Option Plan, the Camco Financial Corporation 2002 Equity Incentive Plan and the Camco Financial Corporation 2010 Equity Plan (collectively, the “Plans”). Each of the Plans was approved by Camco’s stockholders.
The following table shows, as of December 31, 2010, the number of common shares issuable upon the exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Plans, excluding shares issuable upon exercise of outstanding stock options.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation plans
	exercise of	exercise price of	(excluding securities
Plan Category	outstanding options	outstanding options	reflected in column (a))

Equity compensation plans approved by security holders	463,642	$5.84	831,246

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information contained in the 2011 Proxy Statement under the captions “Related Person Transactions” and “Board Meetings, Committees, Risk Oversight and Compensation of Directors” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
The information contained in the 2011 Proxy Statement under the captions “Audit and Risk Management Committee Report” and “Audit Fees” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
Exhibits.

3(i)	Certificate of Incorporation
3(ii)	Bylaws
4	Letter of Agreement to Furnish Copies of Long-term Debt Instruments and Agreements
10(i)	Employment Agreement between Camco and James E. Huston
10(ii)	Form of 2002 Salary Continuation Agreement
10(iii)	Form of 1996 Salary Continuation Agreement
10(iv)	Form of Executive Deferred Compensation Agreement
10(v)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan
10(vi)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan
10(vii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan
10(viii)	Camco Financial Corporation 2002 Equity Incentive Plan
10(ix)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan
10(x)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan
10(xi)	Camco Financial Corporation 1995 Stock Option and Incentive Plan
10(xii)	Westwood Homestead Financial Corporation 1997 Stock Option Plan
10(xiii)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan
10(xiv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan
10(xv)	Summary of Cash Bonus Plan
10(xvi)	Change of Control Agreement including Attachment A listing participants
10(xvii)	Restricted Stock Award Agreement of James E. Huston
10(xiiii)	Stock Option Award Agreement of James E. Huston
10(xix)	Amendment to 1997 Stock Option Plan
10(xx)	Amendment to 2002 Stock Option Plan
10 (xxi)	Amendment to Change of Control Agreements
10 (xxii)	Amendment to Salary Continuation Agreements
10 (xxiii)	Cease and Desist Order
10 (xxiv)	Camco Financial Corporation 2010 Equity Incentive Plan
10(xxv)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity and Incentive Plan
10(xxvi)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity and Incentive Plan
11	Statement regarding computation of per share earnings
14	Code of Ethics
21	Subsidiaries of Camco
23	Consent of Plante & Moran PLLC regarding Camco’s Consolidated Financial Statements and Form S-8
31(i)	Certification of Chief Executive Officer
31(ii)	Certification of Chief Financial Officer
32(i)	Certification of Chief Executive Officer
32(ii)	Certification of Chief Financial Officer

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

By	/s/ Jeffrey T. Tucker Jeffrey T. Tucker,	By	/s/ James D. Douglas James D. Douglas,
	Lead Director		Director

Date: March 28, 2011		Date: March 28, 2011

By	/s/ Carson K. Miller Carson K. Miller,	By	/s/ Terry A. Feick Terry A. Feick,
	Director		Director

Date: March 28, 2011		Date: March 28, 2011

By	/s/ Edward D. Goodyear Edward D. Goodyear,	By	/s/ Andrew S. Dix Andrew S. Dix,
	Director		Director

Date: March 28, 2011		Date: March 28, 2011

By	/s/ J. Timothy Young J. Timothy Young,	By	/s/ Douglas F Mock Douglas F. Mock,
	Director		Director

Date: March 28, 2011		Date: March 28, 2011

By	/s/ Kristina K. Tipton Kristina K. Tipton,
Corporate Controller
(Principal Financial and Accounting Officer)

Date: March 28, 2011

INDEX TO EXHIBITS

ITEM	DESCRIPTION	DOCUMENT REFERENCE

Exhibit 3(i)	Third Restated Certificate of Incorporation of Camco Financial Corporation, as amended	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Film no. 04668873 (“2003 Form 10-K”), Exhibit 3(i)

Exhibit 3(ii)	2003 Amended and Restated By-Laws of Camco Financial Corporation	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Exhibit 3(ii)

Exhibit 4	Letter of Agreement to Furnish Copies of Long-term Debt Instruments and Agreements	Filed herewith

Exhibit 10(i)	Employment Agreement dated December 31, 2008, by and between Camco Financial Corporation and James E. Huston	Incorporated by reference to Camco’s 8-K filed on January 7, 2009, film no. 09512081 (“2009 8-K”), Exhibit 10

Exhibit 10(ii)	Form of 2002 Salary Continuation Agreement, including individualized Schedule A’s for each participant	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(iv)

Exhibit 10(iii)	Form of 1996 Salary Continuation Agreement, including Schedule A for Edward A. Wright	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 film no. 05684554 (“2004 Form 10-K”), Exhibit 10(iv)

Exhibit 10(iv)	Form of Executive Deferred Compensation Agreement	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(vi)

Exhibit 10(v)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90142, Exhibit 4.01

Exhibit 10(vi)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s 2004 Form 10-K, Exhibit 10(vii)

Exhibit 10(vii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s 2004 Form 10-K, Exhibit 10(viii)

Exhibit 10(xiii)	Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90152, Exhibit 4.01

Exhibit 10(ix)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s Form 8-K filed on February 2, 2005, film no. 05570393 (“2005 8-K”), Exhibit 10.5

INDEX TO EXHIBITS (continued)

ITEM	DESCRIPTION	DOCUMENT REFERENCE

Exhibit 10(x)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s 2004 Form 10-K, Exhibit 10(xi)

Exhibit 10(xi)	Camco Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90166, Exhibit 4.01

Exhibit 10(xii)	Westwood Homestead Financial Corporation 1997 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on January 5, 2000, File Number 333-94113, Exhibit 4.01

Exhibit 10(xiv)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8-K, Exhibit 10.4

Exhibit 10(xv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8-K, Exhibit 10.3

Exhibit 10(xvi)	2010 Incentive Award Plan	Incorporated by reference to the Form 8-K filed on February 1, 2010, as amended by the Form 8-K on February 5, 2010

Exhibit 10(xvii)	Change of Control Agreement including Attachment A listing participants	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“2008 Form 10-K”), Exhibit 10(xvii)

Exhibit 10(xviii)	Restricted Stock Award Agreement of James E. Huston	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xviii)

Exhibit 10(xix)	Stock Option Award Agreement of James E. Huston	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xix)

Exhibit 10 (xx)	First Amendment to Westwood 1997 Stock Option and Incentive Plan	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xx)

Exhibit 10 (xxi)	First Amendment to Camco 2002 Equity Incentive Plan	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xxi)

Exhibit 10 (xxii)	Second Amendment to Change of Control Agreements	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xxii)

Exhibit 10 (xxiii)	First Amendment to Salary Continuation Agreements	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xxiii)

Exhibit 10 (xxiv)	Cease and Desist Order	Incorporated by reference to the 2009 Form 10-K, Exhibit 10(xxiv)

Exhibit 10 (xxv)	2010 Camco Financial Stock Option And Incentive Plan	Incorporated by reference as Exhibit A to the Definitive Proxy on April 19, 2010

Exhibit 10 (xxvi)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Stock Option and Incentive Plan	Incorporated by reference to the Form 8-K filed on March 10, 2011, Exhibit 10.1

INDEX TO EXHIBITS (continued)

ITEM	DESCRIPTION	DOCUMENT REFERENCE

Exhibit 10 (xxvii)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Stock Option and Incentive Plan	Incorporated by reference to the Form 8K filed on March 10, 2011, Exhibit 10.2

Exhibit 11	Statement regarding computation of per share earnings	Filed herewith

Exhibit 14	Code of Ethics	Camco elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.camcofinancial.com

Exhibit 21	Subsidiaries of Camco	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 21

Exhibit 23	Consent of Plante & Moran PLLC	Filed herewith

Exhibit 31(i)	Section 302 Certification by Chief Executive Officer	Filed herewith

Exhibit 31(ii)	Section 302 Certification by Principal Financial and Accounting Officer	Filed herewith

Exhibit 32(i)	Section 1350 Certification by Chief Executive Officer	Filed herewith

Exhibit 32(ii)	Section 1350 Certification by Principal Financial and Accounting Officer	Filed herewith