Form 10-K/A
period 2010-12-31
CAMCO FINANCIAL CORP
filed 2011-04-29
CIK 16614

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
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
DOCUMENTS INCORPORATED BY REFERENCE:
None.

EXPLANATORY NOTE
The Annual Report on Form 10-K of Camco Financial Corporation (“Camco” or the “Corporation”) for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”) filed with the Securities and Exchange Commission (the “Commission”) on March 30, 2011 is being amended hereby to include the items listed below:

ITEM	DESCRIPTION

Item 10.	Directors, Executive Officers and Corporate Governance	3

Item 11.	Executive Compensation	6

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	10

Item 13.	Certain Relationships and Related Transactions, and Director Independence	12

Item 14.	Principal Accountant Fees and Services	12

Item 15.	Exhibits and Financial Statement Schedules	14

EX-31.I
EX-31.II
EX-32.I
EX-32.II
As originally filed, the Corporation’s 2010 Form 10-K incorporated the information required by Items 10, 11, 12, 13 and 14 of Form 10-K by reference to the Corporation’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders (the “Proxy Statement”) as permitted by Instruction G.(3). Since the Proxy Statement is not expected to be filed with the Commission within 120 days of the close of the Corporation’s fiscal year ended December 31, 2010 as required by Instruction G.(3), Items 10, 11, 12, 13 and 14 in Part III of the 2010 Form 10-K are hereby amended by deleting the texts thereof in their entirety and substituting therefor the following text. In addition, the Corporation is furnishing updated Exhibits 31(i), 31(ii), 32(i), and 32(ii), which requires that the full text of Item 15 be amended, pursuant to Exchange Act Rule 12b-15. Therefore, Item 15 in Part IV of the 2010 Form 10-K is also hereby amended by deleting the text thereof in its entirety and substituting the following text.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
DIRECTORS
Under Delaware law and Camco’s Bylaws, the three nominees receiving the greatest number of votes will be elected as directors. Abstentions, shares not voted by brokers, and votes withheld are not counted toward the election of directors. Stockholders are not permitted to cumulate votes in the election of directors. If the proxy card is signed and dated, but no vote is specified, the shares held by such stockholder will be voted FOR the three nominees, unless the proxy is considered a broker non-vote. Broker non-votes will count towards a quorum, but will not count toward the election of directors.
The Board of Directors proposes the re-election of the following persons to terms that will expire in 2014:

			Director
Name	Age	Position(s) held	Since
Andrew S. Dix	38	Director	2007
Carson K. Miller	65	Director	2002
Jeffrey T. Tucker	53	Lead Independent Director	1988
Andrew S. Dix is the publisher of The Daily Jeffersonian in Cambridge, Ohio, where he has worked since 2006 when he was hired as assistant publisher. Prior to joining The Daily Jeffersonian, he was the Advertising Director for The Alliance Review from 1998 to 2006. As a resident of New Concord, Ohio and publisher of the local newspaper, Mr. Dix brings valuable leadership and management skills to the Board as well as providing key relationships to and insights about Camco’s market areas.
Carson K. Miller has been the owner of Carson Miller Rare Coins & Currency, an Internet-based business, since 2002. Dr. Miller retired in 2002 as President Emeritus and founding President of Washington State Community College in Marietta, Ohio, a position he had held since 1985. He was responsible for the development, financing, construction, and staffing of the college campus that now serves southeast Ohio and northern West Virginia. During his tenure, Dr. Miller expanded the college’s enrollment to nearly 3,000 students enrolled in technical and lower division baccalaureate programs. The campus also developed opportunities in bachelor and master degree programs. He also has industrial experience as a technician and engineer with the Timken Company, Canton, OH, and served in the United States Air Force from 1969 to 1973. This broad experience brings valuable executive leadership and decision making skills to the Board.
Jeffrey T. Tucker is a Certified Public Accountant and sole member of the accounting firm Tucker & Tucker CPAs, LLC, Cambridge, Ohio, a position he has held since 1984. Mr. Tucker was named Lead Independent Director in February 2009. Mr. Tucker brings significant financial expertise and business knowledge to the Board, both through his business experience and his professional certifications. His extensive financial experience and background are also invaluable as Lead Independent Director and chairman of the Corporate Governance Committee.
The following directors will continue to serve after the Annual Meeting for the terms indicated:

			Director	Term
Name	Age	Position(s) held	Since	Expires
James D. Douglas	62	Director	2010	2012
Terry A. Feick	61	Director	2000	2013
Edward D. Goodyear	63	Director	2006	2013
James E. Huston	49	Chairman, CEO, and President	2008	2012
Douglas F. Mock	55	Director	2005	2012
J. Timothy Young	64	Director	2005	2013
James D. Douglas was appointed to the Camco Board in October 2010 to fill a newly-created vacancy. Mr. Douglas is the President of JRC Advisor Services, LLC in Westerville, Ohio, a consulting services company he formed that focuses on transportation/logistics activities as well as management development and other general management issues. He has been President of JRC Advisor Services, LLC since 2004. Prior to establishing JRC Advisor Services, LLC, he was employed in various operating and financial positions for over 35 years in the transportation and logistics industry including over 25 years with Union Pacific Corporation and most recently with Gemini Air Cargo and World Airways, Inc. Mr. Douglas has a Bachelor of Business Administration degree from the University of Iowa and graduated from the Advanced Management Program at Harvard University in 1990. He has actively served on the Business Advisory Committee and the Professional Accounting Council of the University of Iowa. He also served on the Board of Directors of Best Transport, Inc., Worthington, Ohio, from 2005 through 2007 and the Board of Trustees of Mary Baldwin College, Staunton, Virginia, from 1996 through 2000. This experience brings valuable management, financial and general business knowledge to the Board of Directors, as well as the Audit and Compensation Committee.
Terry A. Feick retired as the Superintendent of Schools for the Washington Court House City Schools in Ohio in December 2001, a position he had held since 1991. As superintendent, Mr. Feick supervised overall operations of a school district with 2,400 students and approximately 350 employees with an operating budget of $20.0 million. Mr. Feick was interim Principal at Belle Aire School in Washington Court House, Ohio from August 2007 through December 2008. Mr. Feick’s community connections enable the Board to better serve its constituencies. Additionally, Mr. Feick served on the Board of Directors for First Federal in Washington Court House, a predecessor to Advantage Bank, beginning in 1993 and served as the Board Chair during 1999 and 2000. Mr. Feick’s leadership and quality insights have allowed him to help guide Camco in his role as a director.
Edward D. Goodyear is a Certified Public Accountant and retired in October 2008 as the Treasurer of The Dispatch Printing Company, publisher of the Columbus Dispatch, Columbus, Ohio, a position he had held since 1999. Currently, he is a self-employed farm consultant and manager performing services in London, Ohio. Mr. Goodyear previously served as a director of The Citizens Bank of London from 1984 through 2004 when it was acquired by Camco, and was Chairman of its Audit Committee. His extensive financial experience and expertise and background through his business experience and his professional certifications are invaluable as chairman of the Audit and Risk Management Committee. He provides valuable financial guidance to the Board in evaluating Camco’s historical and future performance.
James E. Huston was named Chief Executive Officer, President and Chairman of the Board on December 31, 2008. Mr. Huston worked as an independent consultant for financial institutions from July 2006 through December 2008, including for Camco from September 2008 through December 2008. From February 2006 until July 2006, Mr. Huston served as the interim Chief Financial Officer for the Federal Home Loan Bank of Des Moines. Mr. Huston was employed by First Consumers National Bank in Portland, Oregon, from November 2001 until November 2005, serving as the Chief Executive Officer from March 2002 until November 2005. Mr. Huston served as Executive Vice President and Chief Financial Officer of Aames Financial Corporation, Los Angeles, California, from August 2000 to November 2001. He was employed by Bank One Corporation, Columbus, Ohio from 1992 to 2000 where he held several executive positions, including Senior Vice President and Chief Financial Officer, Bank One Consumer Financial Services from May 1997 to August 2000. Mr. Huston’s role as President and Chief Executive Officer of Camco provides him with intimate knowledge of the organization and its operations through his day-to-day management. In addition, Mr. Huston has served as an independent consultant, CFO, CEO, and EVP at various financial institutions. This extensive experience and banking knowledge allow him to provide valuable perspective to the Board of Directors in the areas of finance, audit, accounting and regulatory and strategic issues relating to all aspects of Camco’s business.
Douglas F. Mock is president of Mock Woodworking Co. and The March Company, Zanesville, Ohio, positions he has held since 1983 and 2003, respectively. Mr. Mock has 27 years experience in managing and operating businesses. He has brought those leadership skills to Camco and provides perspective to the Board on business and management matters.
J. Timothy Young, a Certified Financial Planner, is the Senior Vice President of Hamilton Capital Management, Inc., Columbus, Ohio, a position he has held since 2003. From 2000 to 2003, Mr. Young was self-employed as an attorney and consultant representing individuals and businesses. Mr. Young’s experience managing segments of business operations and advising companies on strategic financial issues, allow him to provide an important perspective and structured operational experience to the Board.
On November 18, 2010, the Board of Directors accepted the resignation of Paul D. Leake as a director, effective at the close of business on November 21, 2010. Mr. Leake tendered his resignation because he reached Camco’s mandatory retirement age of 70 prior to the December Board meeting.
The members of the Board of Advantage Bank, each of whom is also a director of Camco, entered into a consent agreement (“Consent Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Ohio, Division of Financial Institutions (“Ohio Division”) that provided for the issuance of an order by the FDIC and the Ohio Division, which order was executed by the FDIC and Ohio Division on July 31, 2009. While neither Advantage Bank nor its officers or directors admitted or denied any wrongdoing, each of the Camco directors is a party to the Consent Order except for Mr. Douglas who was appointed to the Board in 2010.

EXECUTIVE OFFICERS
The following information is supplied for certain executive officers of Camco and Advantage Bank who do not serve on Camco’s Board of Directors.
David S. Caldwell, 48, has served as the Senior Vice President in charge of retail banking and financial services of Advantage Bank since December 2001. From July 2001 through December 2001, Mr. Caldwell served as Division President of the Cambridge Division of Advantage Bank. Mr. Caldwell joined Camco in September 2000 and previously served as President and Chief Executive Officer of Westwood Homestead Savings Bank in Cincinnati, Ohio. Prior to joining Westwood Homestead Savings Bank, Mr. Caldwell served for three years as a Senior Vice President of Central Carolina Bank & Trust, Durham, North Carolina.
Laurence S. Christ, 56, has served as Senior Vice President in charge of credit services of Advantage Bank since April 2009. Mr. Christ was with Merrill Lynch Commercial Finance Corporation in Chicago, Illinois from July 2006 through March 2009 as Director of Investment Real Estate Lending. Previously, he was Vice President, Chief Credit Officer (Central Ohio) for Fifth Third Bank in Columbus, Ohio from December 2001 through January 2006 and with Bank One in Columbus, Ohio from October, 1998 through November 2001 ending as Vice President, Credit Approval Officer. He began his commercial banking career in 1982 with Texas Commerce Bank in Houston, Texas.
Troy D. Greenwalt, 45, has served as Senior Vice President in charge of commercial banking of Advantage Bank since March 2009. Mr. Greenwalt has 22 years of banking experience that includes retail management, operations, sales and training for consumer and commercial lending. Prior to joining Advantage Bank, Mr. Greenwalt was Vice President Director of Banking and Team Leader for Merrill Lynch from August 2006 until March 2009. His prior experience includes serving as senior Vice President Assistant Marketing Manager and Vice President Senior Sales Executive with Huntington National Bank, Columbus, Ohio from January 1995 until July 2006.
Kristina K. Tipton, 46, has served as the Vice President, Principal Accounting Officer of Camco and Advantage Bank since May 2008. Previously, Mrs. Tipton served as Vice President of Advantage Bank and the Corporate Controller of Camco Financial Corporation from January 2006 to May 2008. Prior to January 2006, Mrs. Tipton served as AVP Corporate Controller and Assistant Corporate Controller, and was initially hired in July 1999 as Senior Staff Accountant. Other prior accounting experience in Mrs. Tipton’s 23 years includes serving as Treasurer of Caldwell Savings & Loan and Accounting Assistant at Detroit Diesel Remanufacturing — East.
Edward A. Wright, 49, has served as the Senior Vice President in charge of operations and information services of Advantage Bank since May 2001. Mr. Wright joined Cambridge Savings Bank in 1984 and served as Vice President and Chief Operating Officer of Cambridge Savings Bank from May 1998 until May 2001.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires Camco’s executive officers and directors, and persons who own more than ten percent of Camco’s common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and to provide Camco with a copy of such form. Based on Camco’s review of the copies of such forms it has received, Camco believes that its executive officers and directors complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 2010, except that Mr. Greenwalt filed one late Form 4 reporting one transaction and Mr. Douglas filed one late Form 3.
CODE OF ETHICS
Camco has adopted a Code of Ethics that applies to all directors and employees. The Code of Ethics is posted on Camco’s website at www.camcofinancial.com.
AUDIT AND RISK MANAGEMENT COMMITTEE
The Board of Directors of Camco has an Audit and Risk Management Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, whose 2010 and 2011 members are Messrs. Dix, Douglas, Goodyear and Young. The Board of Directors has determined that Mr. Goodyear qualifies as an audit committee financial expert and is independent. The Audit and Risk Management Committee’s responsibilities include selecting an independent registered public accounting firm to audit Camco and its subsidiaries, overseeing the audit of Camco’s financial statements, and evaluating the accounting firm’s performance. This Committee also reviews and approves internal audit services, plans, budget, activities, staffing and organizational structure of the internal audit function as well as its effectiveness.

Item 11. Executive Compensation.
COMPENSATION OF EXECUTIVE OFFICERS
Summary Compensation Table
The following table sets forth the compensation for the CEO and Camco’s other two most highly compensated executive officers who received total compensation in excess of $100,000 during 2010 for services rendered to Camco and its subsidiaries (the “Named Executive Officers”):

					Non-Equity
					Incentive	All
			Stock	Option	Plan	Other
Name & Principal		Salary	Awards	Awards(1)	Compensation(2)	Compensation(3)	Total
Position	Year	($)	($)	($)	($)	($)	($)
James E. Huston	2010	300,900	—	138,553	148,954	25,871	614,278
President, CEO and Chairman	2009	295,000	125,000	109,500	309,750	21,874	861,124
David S. Caldwell	2010	146,982	—	10,896	11,783	15,644	185,305
SVP,	2009	144,100	—	—	21,687	16,765	218,876
Retail Banking
Troy D. Greenwalt (4)	2010	142,100	—	14,074	15,218	5,322	176,714
SVP,	2009	110,385	—	—	15,802	2,847	129,034
Commercial Lending

(1)
The amounts reflect the dollar amount recognized for financial statement reporting purposes during the life of the option for the fair value of the award. Assumptions used in the calculation of these amounts are discussed in “Note M — Benefit Plans — Stock Option Plans” to Camco’s audited financial statements for the fiscal year ended December 31, 2010, which are included in Camco’s Annual Report on Form 10-K for the same period.

(2)
The calculation of the cash portion of the 2010 performance-based incentive plan earned by the Named Executive Officers is set forth above. The values represent the award earned in the respective fiscal year although it is paid in the early part of the following year.

(3)	The amounts listed include the benefits and perquisites in the table following the footnotes.

(4)	Mr. Greenwalt was hired on March 18, 2009.

	401(k)
	Matching	Car	Club	Split Dollar Life
Name	Contribution	Allowance	Dues	Insurance	Other	Total
James E. Huston	12,036	4,709	7,926	—	1,200	25,871
David S. Caldwell	5,879	5,369	2,991	205	1,200	15,644
Troy D. Greenwalt	2,842	1,280	—	—	1,200	5,322

2010 Performance-Based Incentive Award Plan
Camco uses annual cash and equity incentives to focus attention on current strategic priorities and drive achievement of corporate objectives. Incentive plan awards for the Named Executive Officers are based on the achievement of corporate performance objectives which are established annually by Camco’s Compensation Committee and approved by the Board (excluding Mr. Huston).
The Compensation Committee set specific threshold, target and maximum dollar amounts and weightings for each of the corporate goals, including pre-tax earnings and levels of classified assets and non-performing loans. For Mr. Caldwell, there were additional criteria of budget and loan and deposit balances. If the threshold is not met for a particular goal, no award is paid for that goal.
The amounts listed under “Non-Equity Incentive Plan Compensation” represent cash awards that were made to the Named Executive Officers based on Camco’s results in 2010. The amounts were based on the extent to which the 2010 corporate goals were accomplished.
Outstanding Equity Awards At Fiscal Year-End
The following table details unexercised stock option awards for the Named Executive Officers at December 31, 2010.

Option Awards						Stock Awards
						Number of		Market Value
	Number Of Securities		Number Of Securities			Shares of		of Shares of
	Underlying Unexercised		Underlying	Option	Option	Stock That		Stock That
	Options (#) Exercisable		Unexercised Options	Exercise	Expiration	Have Not		Have Not
Name	(1)		(#) Unexercisable (1)	Price($)	Date	Vested (#)		Vested ($)
James E. Huston	75,000	(2)	—	$2.50	1/23/19	37,500	(3)	54,750
	32,908		131,633	$2.51	2/25/20
David S. Caldwell	2,500		—	$11.36	11/20/11
	4,851		—	$16.13	01/22/13
	1,426		—	$17.17	01/27/14
	3,100		—	$16.51	01/27/15
	4,697		—	$14.10	02/01/16
	966		242	$12.35	01/23/17
	1,624		1,083	$8.92	01/22/18
	2,290		9,163	$2.51	2/25/20
Troy D. Greenwalt	1,669		6,676	$2.51	2/25/20

(1)	Unless otherwise noted, all grants vest 20% immediately and 20% in each of the following four years.

(2)	Options are immediately exercisable on grant date.

(3)	Shares granted vest in four equal annual installments beginning on January 23, 2010.
Pension Benefits
The following table details post-retirement pension benefit plans for certain of the Named Executive Officers who have salary continuation agreements with Camco.

		Present Value of
		Accumulated Benefit
Name	Plan Name	($)(1)
James E. Huston	Salary Continuation Agreement	79,397
David S. Caldwell	2002 Salary Continuation Agreement	225,973

(1)	The present value of the accumulated benefit for each officer is the accrual balance as of December 31, 2010, determined using a discount rate of 6.00%.

Under the Salary Continuation Agreement with Mr. Huston, upon (i) termination of employment after Mr. Huston reaches age 65, (ii) an involuntary termination of employment by Camco (iii) termination of employment following a Change in Control, or (iv) termination of employment following Mr. Huston’s death, he will receive $20,000 annually, divided into 12 monthly payments, for 15 years. If Mr. Huston’s employment is otherwise terminated before he reaches age 65, except for cause, he will receive a pro-rated amount of the annual benefit; $8,000 as of December 31, 2010. If Mr. Huston’s employment is terminated for “Just Cause,” as defined in his employment agreement, he will receive no benefit under the Salary Continuation Agreement.
Under the 2002 Salary Continuation Agreement with Mr. Caldwell, upon termination of employment after Mr. Caldwell reaches age 65 or termination following Mr. Caldwell’s death, he will receive $140,900 annually, divided into 12 monthly payments, for 15 years. If Mr. Caldwell’s employment is terminated before he reaches age 65 following a disability or change of control, as those terms are defined in his Salary Continuation Agreement, he will receive a pro-rated amount of the annual benefit; $22,769 as of December 31, 2010. If Mr. Caldwell’s employment is otherwise terminated before he reaches age 65, except for cause, he will receive a pro-rated amount of the annual benefit; $18,215 as of December 31, 2010. If Mr. Caldwell’s employment is terminated for cause, as defined in his Salary Continuation Agreement, he will receive no benefits.
Non-qualified Deferred Compensation
Mr. Caldwell is the only Named Executive Officer who has entered into an Executive Deferred Compensation Agreement under which he may elect to defer annually a stated maximum amount of his salary and cash incentives until a specified date or until he is no longer employed by Camco. The maximum annual amount of deferral permitted for Mr. Caldwell is $25,000. Interest is credited on the deferral amounts at an annual rate equal to 75% of Camco’s ROAE rate for the preceding year, not to exceed an ROAE of 20%. There was no interest credited for 2010 as Camco’s 2009 ROAE was negative. Camco does not make any contributions to his deferred account.
Other Compensation
The Named Executive Officers are eligible to participate in Camco’s broad-based employee benefit plans, such as medical, disability and term life insurance programs. Camco believes these benefits are reasonable and helps enable Camco to attract and retain employees for key positions.
Due to the geographic distance between Camco’s office locations, Camco determined it would be beneficial to provide certain Named Executive Officers either a company car or a car allowance. Camco provides a company car for Messrs. Huston, Caldwell and Greenwalt. Camco provided a car allowance to Mr. Caldwell prior to August 2010 when a company car was provided. Camco also pays for country club dues for all Named Executive Officers, and paid for an additional club membership for Mr. Huston.
Flexible payment universal life insurance policies, which are carried on the books of Camco as tax-free earning assets and provide Camco with cost recovery of the benefit provided, have been purchased on the lives of certain employees, including Mr. Caldwell. No other Named Executive Officer currently has such a policy. Upon the death of Mr. Caldwell, his beneficiary will receive two times his base salary for the 12 months preceding the month in which he dies, up to a maximum of $300,000. The current death benefit for Mr. Caldwell is $293,964.
EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS
Camco entered into an employment agreement with Mr. Huston on December 31, 2008. The term of the Agreement provides for daily renewal so that the remaining unexpired term of the agreement is always 24 months. The term continues to renew until Camco gives Mr. Huston written notice of non-renewal. Then, the employment term ends on the date that is 24 months after the notice, unless the parties agree that the employment term ends on an earlier date. Each year through the employment term, the amount of Mr. Huston’s annual salary will be reviewed by the Board or a committee. The agreement provides for a base salary of not less than $295,000 and a performance review not less often than annually.
Under the agreement, Mr. Huston is entitled to participate in Camco cash and equity incentive plans which provide for the payment of certain bonuses upon the achievement of corporate performance objectives. His potential cash award will range from 0% to 150% of his base salary and he will be eligible to earn an equity award of options for shares equaling up to 200% of his base salary. The agreement also provides for the inclusion of Mr. Huston in any formally established employee benefit, bonus, pension and profit-sharing plans for which senior management personnel are eligible and provides for vacation and sick leave.

Upon a termination of employment after a Change of Control (as defined in the agreement), Mr. Huston will be entitled to an amount equal to two times his “base amount” as such term is defined in Section 280G of the Internal Revenue Code, with an additional amount not to exceed .99 times the “base amount” that may be awarded at the discretion of the Camco Board. This payment may be reduced under certain conditions described in the agreement. In addition, upon a Change of Control, Mr. Huston will be entitled to continued health, life and disability insurance benefits until the earlier of 18 months or the date on which he is eligible to be included in another employer’s benefit plans.
If Camco terminates Mr. Huston because of a medically diagnosable condition, he will receive a lump sum payment equal to 50% of his current annual salary within 90 days following termination. At Mr. Huston’s expense, Camco shall provide health, life, and disability insurance benefits substantially equal to those being provided at the date of termination until the earlier of 18 months or the date on which he is employed full-time by another employer.
If Camco terminates Mr. Huston for other than Just Cause (as defined in the agreement) or a medically diagnosable condition and not in connection with a Change of Control, Camco will pay to Mr. Huston a lump sum equal to his then current annual salary for the number of months remaining in the agreement and provide him with health, life and disability insurance until the earliest of 18 months, the end of the term of the agreement or the date on which he is eligible to be included in another employer’s benefit plans.
During Mr. Huston’s employment and for a period of 24 months after his termination, Mr. Huston has agreed that he will not compete with Camco nor solicit any of its customers or employees.
Camco has change of control agreements with Mr. Caldwell and Mr. Greenwalt. Each agreement is for a term of one year, and provides for annual performance reviews by the Board of Directors, at which time the Board of Directors may extend the agreement for an additional one-year period. Under the agreements, if the officer is terminated by Camco for any reason other than just cause, within six months prior to a change of control, or within one year after a change of control, Camco will pay the officer (1) an amount equal to two times his annual compensation and (2) the premiums required to maintain coverage under the health insurance plan in which the officer is a participant immediately prior to the change of control until the earlier of (i) the second anniversary of the termination or (ii) the date the officer is included in another employer’s benefit plans. Camco defines annual compensation as base salary. The amounts that would have been payable at December 31, 2010 were: Mr. Caldwell — $293,964 and Mr. Greenwalt — $284,200. The officer is also entitled to payments if he voluntarily terminates his employment within twelve months following a change of control for good reason, which is defined in the agreements as: (1) the capacity or circumstances in which the officer is employed are changed (including, without limitation, a reduction in responsibilities or authority, or a reduction in salary); (2) the officer is required to move his personal residence, or perform his principal executive functions, more than thirty-five miles from his primary office as of the date of the agreement; or (3) Camco otherwise breaches the agreement.
If Camco terminates any of the Named Executive Officers for Cause, Camco has no obligations to the executive after the date of termination.
COMPENSATION OF DIRECTORS
During 2010, each non-employee director of Camco received a retainer of $5,000 for service on the Board of Camco and $416.67 for each Board meeting attended, with one paid absence per year, up to a total of 12 paid meetings. Each director of Camco is also a director of Advantage Bank. During 2010, each non-employee director received a retainer of $6,000 for service on the Board of Advantage Bank and $500 per Board meeting attended, with one paid absence per year, up to a total of 12 paid meetings. The Lead Independent Director also receives an additional $3,000 per year paid semi-annually by each of Camco and Advantage Bank for additional duties performed. In addition, non-employee directors received a fee of $300 for each scheduled committee meeting attended. The chair of each committee received an additional fee of $200 or $300 per meeting. Meeting fees are not paid for telephonic meetings or conference calls. Camco does not pay fees to directors who are also employees.

The total compensation paid to each non-employee director is set forth in the table below:

Fees Earned Or
Name	Paid in Cash(1)
Mr. Dix	$26,100
Mr. Douglas (2)	6,100
Mr. Feick	26,000
Mr. Goodyear	26,700
Mr. Leake (2)	22,783
Mr. Miller	23,383
Mr. Mock	24,000
Mr. Tucker	33,600
Mr. Young	25,800

(1)
Each of the following directors contributed a portion of his fees received to the Director Deferred Compensation Plan. These deferred fees were as follows: Mr. Dix - $26,100; Messrs. Feick and Goodyear — $11,000; Mr. Douglas $2,750; Mr. Mock - $24,000; Mr. Tucker $18,500; and Mr. Young $12,900. Deferred fees are invested in Camco stock that is purchased and held by the Director Deferred Compensation Plan.

(2)	Mr. Douglas was appointed to fill a newly-created vacancy in October 2010. Mr. Leake retired as a director in November 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table details beneficial owners of more than 5% of Camco’s common stock on April 8, 2011 (the “Voting Record Date”):

	Amount and Nature
Name and Address	of Beneficial	Percent of
of Beneficial Owner	Ownership	Class(1)
Ryan Heslop	713,088	9.90%
Ariel Warszawski
Firefly Value Partners, LP
FVP GP, LLC
Firefly Management Company GP, LLC
FVP Master Fund, L.P.
FVP US-Q, LP
c/o dms Corporate Services, Ltd.
PO Box 1344
dms House
20 Genesis Close
Grand Cayman,
KY 1-1108
Cayman Islands(2)

(1)	Based on 7,205,595 outstanding shares on the Voting Record Date.

(2)
Based on a Schedule 13G/A filed on January 11, 2011, Ryan Heslop, Ariel Warszawski, Firefly Value Partners, LP, FVPGP, LLC and Firefly Management Company GP, LLC reported shared voting power and dispositive power with FVP Master Fund, L.P. for 713,088 shares.

The following table sets forth certain information regarding the number of shares of common stock of Camco beneficially owned by each incumbent director and nominee of Camco and by all directors and executive officers of Camco as a group as of the Voting Record Date:

	Sole voting	Shared voting	Percentage of
	and	and/or	shares
Name and address(1)	investment power(2)	investment power	outstanding
James E. Huston	211,098	200	2.85%
James D. Douglas	1,285	—	*
David S. Caldwell	38,613	11,062	*
Edward D. Goodyear	16,137	22,767	*
Troy D. Greenwalt	10,501	—	*
Jeffrey T. Tucker(3)	20,987	16,529	*
Terry A. Feick	5,742	22,175	*
Carson K. Miller	7,441	7,173	*
Douglas F. Mock	5,742	23,025	*
J. Timothy Young	942	11,111	*
Andrew S. Dix	19,663	—	*
All directors and executive officers as a group (14 persons)	374,752	138,929	6.73%

*	Less than 1% of the outstanding shares.

(1)	Each of the persons listed in this table may be contacted at the address of Camco, 814 Wheeling Avenue, Cambridge, Ohio 43725.

(2)
Includes the following number of shares that may be acquired upon the exercise of options: Mr. Caldwell — 25,980; Mr. Feick — 5,742; Mr. Greenwalt — 5,214; Mr. Huston — 159,289; Mr. Miller —5,742; Mr. Tucker — 5,742; and Mr. Young — 742.

(3)	Includes 4,306 shares in a revocable trust that Mr. Tucker has investment authority over. Mr. Tucker disclaims pecuniary beneficial interest in these shares.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence
RELATED PERSON TRANSACTIONS
Some of the directors and executive officers of Camco have banking relationships with Advantage Bank. All loans made to directors and executive officers (i) were made in the ordinary course of business; (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Camco; and (iii) did not involve more than the normal risk of collectability or present other unfavorable features.
The Board of Directors reviews all related party transactions. All loans to directors and executive officers are approved by a majority of the independent directors even though such loans are not made on favorable terms. The Code of Ethics provides that if any director or executive officer has an interest in a transaction involving Camco, it must be reported to the Audit Committee. The Audit Committee will determine if a conflict exists and the disinterested directors will approve or disapprove the transaction.
DIRECTOR INDEPENDENCE
The Board has determined that each director is independent under Rule 5605(a)(2) of Nasdaq’s listing rules, except Mr. Huston.
Each of the members of the Compensation Committee is “independent” within the meaning of the listing standards of Nasdaq, is a “non-employee director” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934 and is an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code of 1986.
Each of the members of the Audit and Risk Management Committee is “independent” within the meaning of the listing standards of Nasdaq.
Each of the members of the Corporate Governance and Nominating Committee is “independent” within the meaning of the listing standards of Nasdaq.
Item 14. Principal Accountant Fees and Services.
AUDIT AND RISK MANAGEMENT COMMITTEE REPORT
The Audit and Risk Management Committee of the Board of Directors of Camco is comprised of four directors, all of whom are considered “independent” under Rule 5605(a)(2) of Nasdaq’s listing rules. The committee is responsible for overseeing Camco’s accounting functions and controls, as well as selecting an accounting firm to audit Camco’s financial statements. The committee has adopted a charter, which provides that the committee has the sole authority to select, compensate, oversee, evaluate and, where appropriate, replace Camco’s independent registered public accounting firm. Additionally, the charter requires the committee to review and approve in advance any audit and non-audit services to be provided by Camco’s independent registered public accounting firm, other than “prohibited non-auditing services.” The committee has the sole authority to make these approvals, although such approval has been delegated to the Chairman of the committee, Mr. Goodyear. Any actions taken by the chairman are subsequently presented to the committee for ratification. The committee approved all services provided by Plante & Moran, PLLC (“Plante Moran”) in 2010.
The Audit and Risk Management Committee has developed procedures for the receipt, retention and treatment of complaints received by Camco from stockholders regarding accounting, internal accounting controls, auditing or other matters and a process for receiving and investigating confidential, anonymous submission of concerns regarding questionable accounting, auditing or other matters by employees of Camco. These procedures are available on Camco’s website: www.camcofinancial.com.
The Audit and Risk Management Committee received and reviewed the report of Plante Moran regarding the results of their audit as well as the written disclosures required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence. The Audit and Risk Management Committee determined that the provision by Plante Moran of the services included in the table below under “All Other Fees” is compatible with maintaining Plante Moran’s independence. The committee reviewed and discussed the audited financial statements with the management of Camco. A representative of Plante Moran also discussed with the committee the independence of Plante Moran from Camco, as well as the matters required to be discussed by Statement of Auditing Standards No. 61, as may be amended from time to time. Discussions between the committee and the representative of Plante Moran included the following:
•	Plante Moran’s responsibilities in accordance with standards of the Public Company Accounting Oversight Board;

•	The initial selection of, and whether there were any changes in, significant accounting policies or their application;

•	Management’s judgments and accounting estimates;

•	Whether there were any significant audit adjustments;

•	Whether there were any disagreements with management;

•	Whether there was any consultation with other accountants;

•	Whether there were any major issues discussed with management prior to Plante Moran’s retention;

•	Whether Plante Moran encountered any difficulties in performing the audit;

•	Plante Moran’s judgments about the quality of Camco’s accounting principles; and

•	Plante Moran’s responsibilities for information prepared by management that is included in documents containing audited financial statements.
Based on its review of the financial statements and its discussions with management and the representative of Plante Moran, the Audit and Risk Management Committee did not become aware of any material misstatements or omissions in the financial statements. Accordingly, the Audit and Risk Management Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2010.
Andrew S. Dix
James D. Douglas
Edward D. Goodyear
J. Timothy Young
AUDIT FEES
The aggregate fees billed by Plante Moran to Camco for the years ended December 31, 2010 and 2009, are as follows:

	2010	2009

Audit Fees	$213,150	$222,525
Audit Related Fees (1)	25,225	5,775
Tax Fees (2)	30,520	33,875
All Other Fees (3)	10,000	8,500

Total Fees	$278,895	$270,675

(1)
Includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, such as addressing regulatory issues and internal audit questions and ALLL validation.

(2)
Includes fees for tax compliance, tax planning, and tax advice that do not impair the independence of the auditor and that are consistent with the SEC’s rules on auditor independence, such as the preparation of tax returns.

(3)	These fees were incurred for the audit of Camco’s employee benefit plans.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Exhibits.

3(i)	Certificate of Incorporation

3(ii)	Bylaws

4	Letter of Agreement to Furnish Copies of Long-term Debt Instruments and Agreements

10(i)	Employment Agreement between Camco and James E. Huston

10(ii)	Form of 2002 Salary Continuation Agreement

10(iii)	Form of 1996 Salary Continuation Agreement

10(iv)	Form of Executive Deferred Compensation Agreement

10(v)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan

10(vi)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan

10(vii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan

10(viii)	Camco Financial Corporation 2002 Equity Incentive Plan

10(ix)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan

10(x)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan

10(xi)	Camco Financial Corporation 1995 Stock Option and Incentive Plan

10(xii)	Westwood Homestead Financial Corporation 1997 Stock Option Plan

10(xiii)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan

10(xiv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan

10(xv)	Summary of Cash Bonus Plan

10(xvi)	Change of Control Agreement including Attachment A listing participants

10(xvii)	Restricted Stock Award Agreement of James E. Huston

10(xviii)	Stock Option Award Agreement of James E. Huston

10(xix)	Amendment to 1997 Stock Option Plan

10(xx)	Amendment to 2002 Stock Option Plan

10(xxi)	Amendment to Change of Control Agreements

10(xxii)	Amendment to Salary Continuation Agreements

10(xxiii)	Cease and Desist Order

10(xxiv)	Camco Financial Corporation 2010 Equity Incentive Plan

10(xxv)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity and Incentive Plan

10(xxvi)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity and Incentive Plan

11	Statement regarding computation of per share earnings

14	Code of Ethics

21	Subsidiaries of Camco

23	Consent of Plante & Moran PLLC regarding Camco’s Consolidated Financial Statements and Form S-8

31(i)	Certification of Chief Executive Officer

31(ii)	Certification of Principal Financial and Accounting Officer

32(i)	Certification of Chief Executive Officer

32(ii)	Certification of Principal Financial and Accounting Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Camco Financial Corporation
By:	/s/ James E. Huston
James E. Huston,
Chairman, President, Chief Executive Officer
Date: April 29, 2011

INDEX TO EXHIBITS

ITEM	DESCRIPTION	DOCUMENT REFERENCE

Exhibit 3(i)	Third Restated Certificate of Incorporation of Camco Financial Corporation, as amended	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Film no. 04668873 (“2003 Form 10-K”), Exhibit 3(i)

Exhibit 3(ii)	2003 Amended and Restated By-Laws of Camco Financial Corporation	Incorporated by reference to Camco’s Annual Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Exhibit 3(ii)

Exhibit 4	Letter of Agreement to Furnish Copies of Long-term Debt Instruments and Agreements	Previously filed

Exhibit 10(i)	Employment Agreement dated December 31, 2008, by and between Camco Financial Corporation and James E. Huston	Incorporated by reference to Camco’s 8-K filed on January 7, 2009, film no. 09512081 (“2009 8-K”), Exhibit 10

Exhibit 10(ii)	Form of 2002 Salary Continuation Agreement, including individualized Schedule A’s for each participant	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(iv)

Exhibit 10(iii)	Form of 1996 Salary Continuation Agreement, including Schedule A for Edward A. Wright	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 film no. 05684554 (“2004 Form 10-K”), Exhibit 10(iv)

Exhibit 10(iv)	Form of Executive Deferred Compensation Agreement	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(vi)

Exhibit 10(v)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90142, Exhibit 4.01

Exhibit 10(vi)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s 2004 Form 10-K, Exhibit 10(vii)

Exhibit 10(vii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s 2004 Form 10-K, Exhibit 10(viii)

Exhibit 10(xiii)	Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90152, Exhibit 4.01

Exhibit 10(ix)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s Form 8-K filed on February 2, 2005, film no. 05570393 (“2005 8-K”), Exhibit 10.5

INDEX TO EXHIBITS (continued)

ITEM	DESCRIPTION	DOCUMENT REFERENCE

Exhibit 10(x)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s 2004 Form 10-K, Exhibit 10(xi)

Exhibit 10(xi)	Camco Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90166, Exhibit 4.01

Exhibit 10(xii)	Westwood Homestead Financial Corporation 1997 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on January 5, 2000, File Number 333-94113, Exhibit 4.01

Exhibit 10(xiv)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8-K, Exhibit 10.4

Exhibit 10(xv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8-K, Exhibit 10.3

Exhibit 10(xvi)	2010 Incentive Award Plan	Incorporated by reference to the Form 8-K filed on February 1, 2010, as amended by the Form 8-K on February 5, 2010

Exhibit 10(xvii)	Change of Control Agreement including Attachment A listing participants	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“2008 Form 10-K”) Exhibit 10(xvii)

Exhibit 10(xviii)	Restricted Stock Award Agreement of James E. Huston	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xviii)

Exhibit 10(xix)	Stock Option Award Agreement of James E. Huston	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xix)

Exhibit 10(xx)	First Amendment to Westwood 1997 Stock Option and Incentive Plan	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xx)

Exhibit 10(xxi)	First Amendment to Camco 2002 Equity Incentive Plan	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xxi)

Exhibit 10(xxii)	Second Amendment to Change of Control Agreements	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xxii)

Exhibit 10(xxiii)	First Amendment to Salary Continuation Agreements	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xxiii)

Exhibit 10(xxiv)	Cease and Desist Order	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K) Exhibit 10(xxiv)

Exhibit 10(xxv)	2010 Camco Financial Stock Option And Incentive Plan	Incorporated by reference as Exhibit A to the Definitive Proxy on April 19, 2010

Exhibit 10(xxvi)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Stock Option and Incentive Plan	Incorporated by reference to the Form 8-K filed on March 10, 2011, Exhibit 10.1

ITEM	DESCRIPTION	DOCUMENT REFERENCE

Exhibit 10 (xxvii)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Stock Option and Incentive Plan	Incorporated by reference to the Form 8-K filed on March 10, 2011, Exhibit 10.2

Exhibit 11	Statement regarding computation of per share earnings	Previously filed

Exhibit 14	Code of Ethics	Camco elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.camcofinancial.com

Exhibit 21	Subsidiaries of Camco	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 21

Exhibit 23	Consent of Plante & Moran PLLC	Previously filed

Exhibit 31(i)	Section 302 Certification by Chief Executive Officer	Filed herewith

Exhibit 31(ii)	Section 302 Certification by Principal Financial and Accounting Officer	Filed herewith

Exhibit 32(i)	Section 1350 Certification by Chief Executive Officer	Filed herewith

Exhibit 32(ii)	Section 1350 Certification by Principal Financial and Accounting Officer	Filed herewith