Form 10-Q
period 2011-03-31
CAMCO FINANCIAL CORP
filed 2011-05-16
CIK 16614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 13, 2011, the latest practicable date, 7,205,595 shares of the registrant’s common stock, $1.00 par value, were outstanding.

Camco Financial Corporation

Item 1.	Financial Statements
Camco Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

Cash and due from banks	$12,163	$13,143
Interest-bearing deposits in other financial institutions	49,614	15,971

Cash and cash equivalents	61,777	29,114
Securities available for sale, at market	13,402	30,768
Securities held to maturity, at cost	3,804	3,948
Loans held for sale — at lower of cost or fair value	1,249	2,208
Loans receivable — net	648,090	667,840
Office premises and equipment — net	9,667	9,928
Real estate acquired through foreclosure	10,308	10,096
Federal Home Loan Bank stock — at cost	9,888	29,888
Accrued interest receivable	3,218	3,521
Mortgage servicing rights — at lower of cost or market	4,111	3,841
Prepaid expenses and other assets	6,491	4,426
Cash surrender value of life insurance	19,562	19,388

Total assets	$791,567	$814,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$655,597	$651,816
Other Borrowings	10,833	11,530
Advances from the Federal Home Loan Bank	68,842	92,934
Advances by borrowers for taxes and insurance	1,373	2,413
Accounts payable and accrued liabilities	9,033	10,170

Total liabilities	745,678	768,863

Commitments	—	—

Stockholders’ equity:
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 14,900,000 shares; 8,884,508 shares issued at March 31, 2011 and December 31, 2010	8,885	8,885
Unearned compensation	(55)	(94)
Additional paid-in capital	60,418	60,260
Retained earnings	788	136
Accumulated other comprehensive income net of related tax effects	(33)	1,030
Treasury stock -1,678,913 shares at March 31, 2011 and December 31, 2010, at cost	(24,114)	(24,114)

Total stockholders’ equity	45,889	46,103

Total liabilities and stockholders’ equity	$791,567	$814,966

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended March 31,
(In thousands, except per share data)

	2011	2010
	(unaudited)
Interest and dividend income
Loans	$8,901	$9,280
Investment securities	355	578
Other interest-earning accounts	346	340

Total interest and dividend income	9,602	10,198
Interest Expense
Deposits	2,189	2,945
Borrowings	803	997

Total interest expense	2,992	3,942

Net interest income	6,610	6,256
Provision for losses on loans	1,013	905

Net interest income after provision for losses on loans	5,597	5,351

Other income
Late charges, rent and other	362	409
Loan servicing fees	307	317
Service charges and other fees on deposits	503	518
Gain on sale of loans	92	229
Mortgage servicing rights — net	271	30
Gain on sale of investments	1,278	—
Income on cash surrender value life	217	215

Total other income	3,030	1,718

General, administrative and other expenses
Employee compensation and benefits	3,378	3,385
Occupancy and equipment	761	742
Federal deposit insurance premiums	545	478
Data processing	284	280
Advertising	86	81
Franchise taxes	170	265
Postage, supplies and office expenses	218	293
Travel, training and insurance	122	78
Professional services	382	575
Transaction processing	168	193
Real estate owned and other expenses	830	422
Loan expenses	483	150

Total general, administrative and other expense	7,427	6,942

Earnings before federal income taxes	1,200	127

Federal income taxes	548	(2)

NET EARNINGS	$652	$129

EARNINGS PER SHARE
Basic	$.09	$.02

Diluted	$.09	$.02

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31,
(In thousands)

	2011	2010
	(unaudited)
Net earnings	$652	$129

Other comprehensive income, net of tax:
Unrealized holding gains on securities during the period, net of tax effects of $(114) and $35 in 2011 and 2010, respectively	221	68

Reclassification adjustment for realized gains included in net earnings, net of taxes of $(435) and $0 in 2011 and 2010, respectively (71) (44) (7)	(1,278)	—

Comprehensive income (loss)	$(405)	$197

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
(In thousands)

	2011	2010
	(unaudited)
Cash flows from operating activities:
Net earnings for the period	$652	$129
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees	(39)	38
Amortization of premiums and discounts on investment and mortgage-backed securities — net	4	6
Amortization of mortgage servicing rights — net	(304)	103
Depreciation and amortization	313	289
Provision for losses on loans	1,013	905
Stock option expense	158	138
Deferred compensation	39	31
Provisions for losses on REO	216	77
(Gain) loss on sale of real estate acquired through foreclosure	(24)	3
Gain on sale of loans	(92)	(229)
Gain on sale of investments	(1,278)	—
Loans originated for sale in the secondary market	(20,346)	(13,302)
Proceeds from sale of loans in the secondary market	21,397	12,406
Net increase in cash surrender value of life insurance	(174)	(173)

Increase (decrease) in cash due to changes in:
Accrued interest receivable	303	121
Prepaid expenses and other assets	(1,516)	(283)
Accrued interest and other liabilities	(1,137)	(1,136)

Net cash provided by (used in) operating activities	(815)	(877)

Cash flows provided by (used in) investing activities:
Principal repayments, maturities on securities held to maturity	143	56
Principal repayments, maturities on securities available for sale	2,435	8,169
Purchases of investment securities designated as available for sale	(12,615)	—
Proceeds from sale of investments	27,209	—
Redemption of FHLB Stock	20,000	—
Loan principal repayments	44,735	42,791
Loan disbursements	(27,225)	(70,179)
Additions to office premises and equipment	(52)	(169)
Proceeds from sale of life insurance	—	160
Proceeds from sale of real estate acquired through foreclosure	896	596

Net cash provided by (used in) investing activities	55,526	(18,576)

Net cash provided by (used in) operating and investing activities balance carried forward	54,711	(19,453)

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the three months ended March 31,
(In thousands)

	2011	2010

Net cash provided by (used in) operating and investing activities (balance brought forward)	$54,711	$(19,453)

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposits	3,781	(10,548)
Proceeds from Federal Home Loan Bank advances and other borrowings	20,221	64,397
Repayment of Federal Home Loan Bank advances and other borrowings	(45,010)	(43,386)
Decrease in advances by borrowers for taxes and insurance	(1,040)	(869)

Net cash provided by (used in) financing activities	(22,048)	9,594

Increase (decrease) in cash and cash equivalents	32,663	(9,859)

Cash and cash equivalents at beginning of period	29,114	38,153

Cash and cash equivalents at end of period	$61,777	$28,294

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$2,967	$4,283
Income taxes paid	—	—
Transfers from loans to real estate acquired through foreclosure	1,300	1,389

1.	Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2010. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2011, are not necessarily indicative of the results which may be expected for the entire year.
2.	Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Camco and its two wholly-owned subsidiaries: Advantage Bank (“Advantage” or the “Bank”) and Camco Title Agency, Inc. All significant intercompany balances and transactions have been eliminated.
On March 31, 2011, Camco Financial Corporation dissolved Camco Title Agency, Inc. and sold certain of its assets to a third party. The balance sheet and results of operations of Camco Title are not material to the Corporation’s consolidated financial statements. For the three months ended 2011, Camco Title’s operations resulted in net income of $15,000.
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
Classified loans with indication or acknowledgment of deterioration are subject to individual analysis. Loan classifications are those used by regulators consisting of Watch, Special Mention, Substandard, Doubtful and Loss. In evaluating these loans for impairment, the measure of expected loss is based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. All other classified assets and non-classified assets are combined with the homogenous loan pools and segregated into loan segments. The segmentation is based on grouping loans with similar risk characteristics (one-to-four family, home equity, etc.). Loss rate factors are developed for each loan segment which is used to estimate losses and determine an allowance. The loss factors for each segment are derived from historical delinquency, classification, and charge-off rates and adjusted for economic factors and an estimated loss scenario. While the Corporation strives to reflect all known risk factors in its evaluations, judgment errors may occur.
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

Deferred Income Taxes
Camco recognizes expense for federal income taxes currently payable as well as for deferred federal taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets. Realization of a deferred tax asset is dependent upon generating sufficient taxable income in the carry forward periods to cover net operating losses generated by the reversal of temporary differences. A valuation allowance is provided by way of a charge to income tax expense if it is determined that it is more likely than not that some or all of the deferred tax asset will not be realized. If different assumptions and conditions were to prevail, the valuation allowance may not be adequate to absorb unrealized deferred taxes and the amount of income taxes payable may need to be adjusted by way of a charge or credit to expense. Furthermore, income tax returns are subject to audit by the IRS. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. Camco believes it has adequately accrued for all probable income taxes payable. Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events.
4.	Earnings Per Share
Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under outstanding stock options. The computations were as follows for the period ended March 31:

	For the three months ended
	March 31,
(in thousands, except per share information)	2011	2010

BASIC:
Net earnings	$652	$129

Weighted average common shares outstanding	7,206	7,206

Earnings per share — Basic	$0.09	$0.02

DILUTED:
Net earnings	$652	$129

Weighted average common shares outstanding	7,206	7,206
Dilutive effect of stock options	—	33

Total common shares and dilutive potential common shares	7,206	7,239

Earnings per share — Diluted	$0.09	$0.02

Anti-dilutive options to purchase 606,241 and 139,500 shares of common stock with respective weighted-average exercise prices of $4.95 and $13.85 were outstanding at March 31, 2011 and 2010, respectively, but were excluded from the computation of common share equivalents for each of the three month periods, because the exercise prices were greater than the average market price of the common shares.
5.	Stock Option Plans
The Corporation follows a fair-value based method for valuing stock-based compensation that measures compensation cost at the grant date based on the fair value of the award.

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted during the three months ended March 31, 2011 and 2010:

	2011	2010

Fair value, calculated	$1.50	$1.65
Exercise Price	$2.15	$2.51
Risk-free interest rate	3.58%	3.61%
Expected stock price volatility	57.30%	51.62%
Expected dividend yield	—	—
Expected Life	10 years	10 years
A summary of the status of the Corporation’s stock option plans as of March 31, 2011 and December 31, 2010, and changes during the periods ending on those dates is presented below:

	Three Months ended		Year ended
	March 31, 2011		December 31, 2010
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of period	463,642	$5.84	260,833	$10.59
Granted	156,538	2.15	260,729	2.51
Exercised	—	—	—
Forfeited	(13,939)	3.07	(57,920)	12.21
Expired	—	—	—	—

Outstanding at end of period	606,241	$4.95	463,642	$5.84

Options exercisable at period end	334,921	$6.99	257,037	$8.24

Weighted-average fair value of options granted during the year		$1.50		$1.65

The following information applies to options outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$2.15 – $2.51	472,257	9.05	$2.39	204,877	$2.45
$8.92	21,135	6.81	8.92	17,195	8.92
$11.36 – $14.16	56,974	4.39	13.44	56,974	13.44
$16.13 – $17.17	55,875	3.15	16.45	55,875	16.45

	606,241	7.99	$4.95	334,921	$6.99
6.	Fair Value
As a bank holding company, the carrying value of certain financial assets and liabilities is impacted by the application of fair value measurements, either directly or indirectly. In certain cases, an asset or liability is measured and reported at fair value on a recurring basis, such as available-for-sale investment securities. In other cases, management must rely on estimates or judgments to determine if an asset or liability not measured at fair value warrants an impairment write-down or whether a valuation reserve should be established. Given the inherent volatility, the use of fair value measurements may have a significant impact on the carrying value of assets or liabilities, or result in material changes to the financial statements, from period to period.

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
Investment Securities: Fair value for investment securities is based on quoted market prices and dealer quotes.
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

Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Financial assets
Cash and cash equivalents	$61,777	$61,777	$29,114	$29,114
Investment securities available for sale	13,402	13,402	30,768	30,768
Investment securities held to maturity	3,804	3,865	3,948	3,993
Loans held for sale	1,249	1,270	2,208	2,254
Loans receivable	648,090	623,653	667,840	643,646
Federal Home Loan Bank stock	9,888	9,888	29,888	29,888
Accrued interest receivable	3,218	3,218	3,521	3,521

Financial liabilities
Deposits	$655,597	$642,387	$651,816	$642,893
Advances from the Federal Home Loan Bank	68,842	72,869	92,934	97,711
Repurchase agreements	5,833	5,833	6,530	6,530
Subordinated debentures	5,000	4,860	5,000	4,839
Advances by borrowers for taxes and insurance	1,373	1,373	2,413	2,413
Accrued interest payable	1,671	1,671	1,646	1,646
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

The following table presents financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance	Level 1	Level 2	Level 3
March 31, 2011
Securities available for sale:
U.S. government sponsored enterprises	$11,071	$—	$11,071	$—
Corporate equity securities	98	—	98	—
Mortgage-backed securities	2,233	—	2,233	—
December 31, 2010
Securities available for sale:
U.S. government sponsored enterprises	$9,579	$—	$9,579	$—
Corporate equity securities	83	—	83	—
Mortgage-backed securities	38,218	—	38,218	—
The following table presents financial assets and liabilities measured on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance	Level 1	Level 2	Level 3

March 31, 2011
Impaired loans	$18,506			$18,506
Real estate acquired through foreclosure	10,308			10,308

December 31, 2010
Impaired loans	35,571			35,571
Real estate acquired through foreclosure	10,373			10,096
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
Fair value for real estate acquired through foreclosure is generally determined by obtaining recent appraisals on the properties. Other types of valuing include broker price opinions and valuations pertaining to the current and anticipated deterioration in the regional economy and real estate market, as evidenced by, among other things, changes in the local population, unemployment rates, increasing vacancy rates, borrower delinquencies, declining property values and rental prices, differences between foreclosure appraisals and real estate owned sales prices, and an increase in concessions and other forms of discounting or other items approved by our asset classification committee. The fair value under such appraisals is determined by using one of the following valuation techniques: income, cost or comparable sales. The fair value is then reduced by management’s estimate for the direct costs expected to be incurred in order to sell the property. Holding costs or maintenance expenses are recorded as period costs when occurred and are not included in the fair value estimate.
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

The current level of the allowance is directionally consistent with classified assets, non-accrual loans and delinquency. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including, among other things, the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and comments of the regulatory authorities toward loan classifications.
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
Change in the allowance for loan losses for the quarter ended March 31, 2011 and loan balances as of March 31, 2011 are summarized as follows:

						Commercial &
			Multi-	Land, Farm		Non-
(in thousands)	Construction	Consumer	Family	& Ag Loans	Residential	Residential	C&I	Total
Allowance for credit losses:
Beginning balance December 31, 2010	$166	$246	$2,860	$849	$8,050	$3,638	$1,061	$16,870
Charge-offs	—	(2)	—	—	(710)	(266)	(9)	(987)
Recoveries	—	1	6	195	135	88	89	514
Provision (1)	(2)	33	(511)	(262)	487	1,968	(700)	1,013

Ending balance March 31, 2011	$164	$278	$2,355	$782	$7,962	$5,428	$441	$17,410

Ending balance
Individually evaluated for impairment	$—	$—	$197	$—	$867	$3,230	$28	$4,322

Collectively evaluated for impairment	$164	$278	$2,158	$782	$7,095	$2,198	$413	$13,088

Portfolio balances:
Collectively evaluated for impairment	$34,720	$3,644	74,523	13,724	355,182	138,583	28,064	648,440
Individually evaluated for impairment
With no related allowance	$—	$—	$779	$508	$3,505	$111	$16	$4,919
With related allowance	$—	$—	$1,108	$329	$2,815	$9,269	$66	$13,587

Ending balance	$34,720	$3,644	$76,410	$14,561	$361,502	$147,963	$28,146	$666,946

(1)	Reclassification of portfolio balance between C & I and Commercial & Non Residential created a portion of the change in provision for the current period.

Change in the allowance for loan losses for the year ended December 31, 2010 and loan balances as of December 31, 2010 are summarized as follows:

						Commercial &
			Multi-	Land, Farm		Non-
(in thousands)	Construction	Consumer	Family	& Ag Loans	Residential	Residential	C&I	Total
Allowance for credit losses:
Beginning balance January 1, 2010	$338	$98	$731	$628	$10,519	$3,148	$637		$16,099
Charge-offs	(482)	(28)	(1,535)	(2,283)	(7,530)	(3,688)	(3,399)		(18,945)
Recoveries	39	9	103	247	490	157	211		1,256
Provision	271	167	3,561	2,257	4,571	4,021	3,612		18,460

Ending balance December 31, 2010	$166	$246	$2,860	$849	$8,050	$3,638	$1,061		$16,870

Ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$256	$1,171	$170		$1,597

Collectively evaluated for impairment	$166	$246	$2,860	$849	$7,794	$2,467	$891		$15,273

Portfolio balances:
Collectively evaluated for impairment	$26,530	$3,828	$71,162	$10,905	$369,755	$155,326	$27,607		$665,113
Individually evaluated for impairment
With no related allowance	—	—	3,180	1,549	3,122	4,122	706		12,679
With related allowance	—	—	—	—	2,706	4,503	630		7,839

Ending balance	$26,530	$3,828	$74,342	$12,454	$375,583	$163,951	$28,943		$685,631

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
Nonaccrual and nonperforming loans totaled approximately $32.4 million and $33.8 million at March 31, 2011 and December 31, 2010, respectively.
The following table details non performing loans at March 31, 2011 and December 31, 2010:

	Non Accrual	Non Accrual
(in thousands)	March 31, 2011	December 31, 2010
Construction	$23	$1,791
Land, Farmland, Ag Loans	1,052	—
Residential	20,198	21,498
Commercial	9,032	7,717
Consumer	130	39
Commercial and industrial	41	706
Multi Family	1,887	2,028

Total	$32,363	$33,779

An age analysis of past due loans, segregated by class of loans were as follows:

		Loans 60
		- 89 or					Accruing
	Loans 30-	More	Loans 90+				Loans 90
March 31, 2011	59 Days	Days Past	Days Past	Total Past		Total	Days Past
(in thousands)	Past Due	Due	Due	Due	Current	Loans	Due
Construction	$—	$—	$—	$—	$34,720	$34,720	$—
Land, Farmland, Ag Loans	73	—	859	932	13,629	14,561	—
Residential / prime	563	443	5,980	6,986	267,173	274,159	—
Residential / subprime	4,870	2,399	9,621	16,890	70,453	87,343	—
Commercial	915	2,798	4,479	8,192	139,771	147,963	—
Consumer	109	—	115	224	3,420	3,644
Commercial and industrial	90	66	16	172	27,974	28,146	—
Multi Family	—	342	1,545	1,887	74,523	76,410	—

Total	$6,620	$6,048	$22,615	$35,283	$631,663	$666,946	$—

		Loans 60
		- 89 or					Accruing
	Loans 30-	More	Loans 90+				Loans 90
December 31, 2010	59 Days	Days Past	Days Past	Total Past		Total	Days Past
(in thousands)	Past Due	Due	Due	Due	Current	Loans	Due
Construction	$75	$—	$1,057	$1,132	$25,398	$26,530	$—
Land, Farmland, Ag Loans	—	—	—	—	12,454	12,454	—
Residential / prime	624	343	5,366	6,333	280,266	286,599	—
Residential / subprime	5,077	1,451	11,119	17,647	71,337	88,984	—
Commercial	—	2,766	3,301	6,067	157,884	163,951	—
Consumer	36	3	18	57	3,771	3,828
Commercial and industrial	85	—	706	791	28,152	28,943	—
Multi Family	85	—	1,685	1,770	72,572	74,342	—

Total	$5,982	$4,563	$23,252	$33,797	$651,834	$685,631	$—

Although we believe that the allowance for loan losses at March 31, 2011 is adequate to cover losses inherent in the loan portfolio at that date based upon the available facts and circumstances, there can be no assurance that additions to the allowance for loan losses will not be necessary in future periods, which could adversely affect our results of operations. Unemployment rates in our markets and Ohio in general, are higher than the national average however the rates have experienced a significant decline over the past year. This can be viewed as a positive sign and a small economic recovery. Ohio registered the nation’s 12th-highest state foreclosure rate in the first quarter of 2011. This represents a 22.66% decrease from fourth quarter 2010 and 25.66% decrease from first quarter 2010. Although, Ohio is still experiencing some decline in values of residential real estate. Although Ohio in general has not experienced significant increases in home values over the past five years like many regions in the U.S., which should comparatively mitigate losses on loans. Nonetheless, these factors, compounded by a very uncertain national economic outlook, may continue to increase the level of future losses beyond our current expectations.
Impaired loans. Loans are considered impaired when, based on current information and events, it is probable Advantage will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other larger commercial credits. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, of collateral if payment is expected solely from the collateral or at the present value of estimated future cash flows using the loan’s existing rate or at the loan’s fair sale value. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured in which case interest is recognized on an accrual basis. Impaired loans or portions of loans are charged off when deemed uncollectible.

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
• Camco’s credit risk management process consistently monitors key performance metrics across both the performing and non-performing assets to identify any further degradation of credit quality. Additionally, impaired credits are monitored in weekly loan committee asset quality discussions, monthly Asset Classification Committee meetings and quarterly loan loss reserve reviews. Strategy documents and exposure projections are completed on a monthly basis to ensure that the current status of the troubled asset is clearly understood and reported.
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
• Camco’s policies dictate that an impaired loan subject to partial charge off will remain in a nonperforming status until it is brought current. Typically, this occurs when a loan is paid current and completes a period of on-time payments that demonstrate that the loan can perform. Camco monitors through various system reports any loan whose terms have been modified. These reports identify troubled debt restructures, modifications, and renewals.
• When circumstances do not allow for updated appraisal or Camco determines that an appraisal is not needed, the underlying collateral’s fair market value is estimated in the following ways:
•	Camco personnel property inspections combined with original appraisal review

•	Broker price opinions

•	Various on-line fair market value estimations programs (i.e. Freddie Mac, Fannie Mae, etc).

Impaired loans are set forth in the following table:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2011	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction	$—	$—	$—	$—	$—
Land, Farmland, Ag Loans	508	999	—	509	19
Residential	3,505	5,087	—	3,518	46
Commercial	111	111	—	123	—
Consumer	—	—	—	—	—
Commercial and industrial	16	217	—	36	—
Multi Family	779	2,249	—	821	—

Total	$4,919	$8,663	$—	$5,007	$65

With a related specific allowance recorded:
Construction	$—	$—	$—	$—	$—
Land, Farmland, Ag Loans	329	444	—	328	—
Residential	2,815	3,506	867	2,907	3
Commercial	9,269	12,177	3,230	9,286	28
Consumer	—	—	—	—	—
Commercial and industrial	66	66	28	66	—
Multi Family	1,108	1,624	197	1,108	—

Total	$13,587	$17,817	$4,322	$13,695	$31

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2010	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction	$1,549	$5,558	$—	$3,389	$—
Land, Farmland, Ag Loans	—	—	—	—	—
Residential	3,122	4,854	—	3,866	19
Commercial	4,122	8,239	—	5,765	6
Consumer	—	—	—	—	—
Commercial and industrial	706	1,208	—	1,035	11
Multi Family	3,180	5,166	—	3,786	3

Total	$12,679	$25,025	$—	$17,841	$39

With a related specific allowance recorded:
Construction	$—	$—	$—	$—	$—
Land, Farmland, Ag Loans	—	—	—	—	—
Residential	2,706	3,306	256	3,078	—
Commercial	4,503	4,521	1,171	4,589	131
Consumer	—	—	—	—	—
Commercial and industrial	630	630	170	383	—
Multi Family	—	—	—	—	—

Total	$7,839	$8,457	$1,597	$8,050	$131

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

Based on the most recent analysis performed, the risk category of non-homogenous loans and leases is as follows:

	(Dollars in Thousands)
			Special
March 31, 2011	Pass	Watch	Mention	Substandard	Total
Construction	$21,129	$13,568	$—	$23	$34,720
Land, Farmland, Ag Loans	11,772	259	329	2,201	14,561
Commercial	108,773	12,931	3,689	22,569	147,962
Commercial and industrial	22,313	5,076	156	601	28,146
Multi Family	62,939	6,931	3,505	3,035	76,410

Total	$226,926	$38,765	$7,679	$28,429	$301,799

			Special
December 31, 2010	Pass	Watch	Mention	Substandard	Total
Construction	$12,743	$10,514	$329	$2,944	$26,530
Land, Farmland, Ag Loans	11,822	632	—	—	12,454
Commercial	124,478	11,982	6,158	21,333	163,951
Commercial and industrial	22,488	4,416	165	1,874	28,943
Multi Family	66,074	1,861	3,227	3,180	74,342

Total	$237,605	$29,405	$9,879	$29,331	$306,220

Homogeneous loans are monitored at 60+ days delinquent. See the above schedule related to change in allowance for loans which includes all class of loans including the loans related to residential and consumer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Forward Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and this Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), as amended, which can be identified by the use of forward-looking terminology, such as may, might, could, would, believe, expect, intend, plan, seek, anticipate, estimate, project or continue or the negative thereof or comparable terminology. All statements other than statements of historical fact included in this document regarding our outlook, financial position and results of operation, liquidity, capital resources and interest rate sensitivity are forward-looking statements. These forward-looking statements also include, but are not limited to:
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
Overview
Management’s Discussion and Analysis is intended to give stockholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data in the annual report. As used herein and except as the context may otherwise require, references to “Camco,” “the Corporation”, “we,” “us,” or “our” means, collectively, Camco Financial Corporation and its wholly owned subsidiaries, Advantage Bank (“Advantage” or the “Bank”) and, through March 31, 2011, Camco Title Agency.
The deterioration in the economic conditions of the country that began in 2008 and continues today has created challenges for the Corporation, including the following:
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
The above factors resulted in the continued movement of loans to nonperforming status during the past few years. In addition, many of these loans are collateral dependent real estate loans that the Bank is required to write down to fair value less estimated costs to sell, with the fair values determined primarily based on third party appraisals. During 2009 and continuing through 2011 appraised values decreased significantly even in comparison to appraisals received within the past 12 months. As a result, the Bank’s evaluation of the loan portfolio and allowance for loan losses resulted in higher than normal net charge-offs and the need to record higher provision for loan losses.
In the first quarter of 2011 the Corporation took steps to improve capital ratios through the reduction of assets and borrowings. Assets were reduced through the sale of $27.2 million in investments that created a gain of $1.2 million. The Bank used the proceeds of the sale to pay $21.0 million in FHLB borrowings including a prepayment penalty of $216,000.
The Corporation is addressing credit quality issues by directing the efforts of experienced workout specialists solely to manage the resolution of nonperforming assets. We continue to deal with the economic challenges in our markets, through our loan charge-offs and provision for loan losses as we recognize the results of these current economic conditions and issues related to higher than normal unemployment. The real estate market continues to create a very challenging environment as bankruptcies, foreclosures and unemployment continues to be high in Ohio.
It is the Corporation’s goal to remove the majority of the nonperforming assets from its balance sheet while still obtaining reasonable value for these assets. Given the current conditions in the real estate market, accomplishing this goal is a tremendous undertaking, requiring both time and considerable effort of staff. We believe that we are taking steps forward in managing our classified assets. We have devoted and will continue to devote substantial management resources toward the resolution of all delinquent and non-performing assets, but no assurance can be made that management’s efforts will be successful.
We have found that “core” deposit growth continues to be challenging but have continued to work with commercial borrowers to build banking relationships. The extended low rate environment and increased competition for deposits continue to put pressure on marginal funding costs, despite continued lower rates in 2010 and 2011.

Discussion of Financial Condition Changes from December 31, 2010 to March 31, 2011
At March 31, 2011, Camco’s consolidated assets totaled $791.6 million, a decrease of $23.4 million, or 2.8%, from December 31, 2010. The decrease in total assets resulted primarily from decreases in investment securities and loans receivable offset partially by increases in cash and cash equivalents. Further deterioration of the residential loan market and fewer new purchases may continue to shift the loan portfolio toward commercial loans. The current loan rates may slow residential lending and the sale of fixed rate loans, therefore it is not likely that the profits on gain on sale will continue to be as strong in 2011 as previously experienced in 2010. Possible growth in deposits would most likely be used to reduce outstanding borrowings and brokered deposits or fund commercial loan volume which is expected in the second half of 2011. Management’s overall focus at the Bank has been on managing credit, reducing risk within the loan portfolio and enhancing liquidity and capital in a distressed economic environment. Continuous progress is being made on addressing these issues, but we expect the distressed economic environment to continue through 2011.
Cash and interest-bearing deposits in other financial institutions totaled $61.8 million at March 31, 2011, an increase of $32.7 million, or 112.2%, from December 31, 2010. In the first quarter of 2011 cash increased as we have begun to restructure the balance sheet and decrease assets and liabilities when possible to better our capital position.
As of March 31, 2011 securities totaled $17.2 million, a decrease of $17.5 million, or 50.4%, from December 31, 2010, due to sale of $25.9 million, principal repayments and maturities of $2.6 million and the change in the fair value of securities available for sale of $1.1 million for the three-month period ended March 31, 2011. These were offset partially by purchases of $12.6 million which were primarily investment securities at a weighted rate of 1.28%. Additionally, $20.0 million of FHLB stock was redeemed during the first quarter 2011.
Loans receivable, including loans held for sale, totaled $649.3 million at March 31, 2011, a decrease of $20.7 million, or 3.1%, from December 31, 2010. The decrease resulted primarily from principal repayments of $44.7 million and loan sales of $21.3 million offset partially by loan disbursements totaling $47.6 million. The volume of loans originated for sale in the secondary market during the first three months of 2011 decreased compared to the first quarter of 2010 by $35.9 million, or 43.0%. While prepayments have remained stable on residential mortgage loans, our ability to originate new residential mortgage loans has not been as strong as 2010. The reduction in residential real estate loan balances was intensified by the secondary market offering historically low long-term fixed rates during most of 2010. Additionally the American Recovery and Reinvestment Act of 2009 expanded the first-time homebuyer credit which resulted in higher loan activity during that time period.
Loan originations during the three-month period ended March 31, 2011, included $24.0 million of commercial loans, $19.9 million in loans secured by one- to four-family residential real estate and $3.7 million in consumer and other loans. Our intent is to continue to service our communities in 1-4 family residential, consumer and commercial real estate lending in future periods as a means of increasing the yield on our loan portfolio, and continue with our strategic plan of generating more commercial lending opportunities and core relationships. However, we have currently seen lending volumes of acceptable risk diminished somewhat due to a slowing economy and loan repayments are being used to reduce borrowings and maintain current liquidity levels.
During 2011, the yield on loans was 5.56% a decrease of 9 basis points as compared to 5.65% for 2010. The decrease in yield is due to lower average loan balances coupled with lower effective rates in the loan portfolio during 2011. As we continue to have adjustable rate loans re-price at the current lower rate environment and new loans are also at the lower market rates.
The allowance for loan losses totaled $17.3 million and $16.9 million at March 31, 2011, and December 31, 2010, representing 53.7% and 49.9% of nonperforming loans, respectively, at those dates. Nonperforming loans (loans with three payments or more delinquent plus nonaccrual loans) totaled $32.3 million and $33.8 million at March 31, 2011 and December 31, 2010, respectively, constituting 4.8% and 4.9% of total net loans during both periods, including loans held for sale, at those dates. First quarter 2011 provision for loan losses was impacted by continued specific reserves primarily due to three credits related to the decrease in values on the impaired loans. Net charge-offs totaled $539,000 for the first quarter of 2011.

The following table sets forth information with respect to Advantage’s nonperforming assets for the periods indicated.
Loans accounted for on nonaccrual basis:

	March 31,	December 31,	December 31,	December 31,	December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Total nonperforming loans	32,363	33,779	36,449	53,528	25,515
Other real estate owned	10,308	10,096	9,660	5,841	5,034
Total nonperforming assets	$42,671	$43,875	$46,109	$59,369	$30,549

Allowance for loan losses	$17,410	$16,870	$16,099	$15,747	$6,623

Nonperforming loans as a percent of total net loans	4.85%	5.04%	5.40%	6.91%	3.13%
Nonperforming assets to total assets	5.39%	5.38%	5.47%	5.93%	2.99%
Allowances for loan losses as a percent of nonperforming loans	53.80%	49.9%	44.2%	29.4%	26.0%
Memo section:
Troubled debt restructurings
Loans and leases restructured and in compliance with modified terms	$2,319	$7,122	$16,645	$11,440	$—

Loans and leases restructured and not in compliance with modified terms	$7,787	$9,276	$4,783	$12,882	$—

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
At March 31, 2011, the Corporation’s other real estate owned (REO) consisted of 161 repossessed properties with a net book value of $10.3 million. Initial loss is recorded as a charge to the allowance for loan losses. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The Corporation reflects costs to carry REO as period costs in operations when incurred. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property.
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
Deposits totaled $655.6 million at March 31, 2011 a decrease of $3.8 million, or .6%, from the total at December 31, 2010. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010		Change
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$49,257	0.00%	$46,597	0.00%	$2,660	.00
Interest-bearing demand	67,008	0.24	65,679	0.30	1,329	(.06)
Money market	103,673	0.69	96,294	0.69	7,379	.00
Savings	40,840	0.25	38,665	0.25	2,175	.00
Certificates of deposit — retail	382,832	1.91	392,098	1.93	(9,266)	(.02)
Certificates of deposit — brokered	11,987	3.60	12,483	3.60	(496)	.00

Total deposits	$655,597	1.33%	$651,816	1.38%	$3,781	(.09)

The decrease in certificates of deposits was primarily due to decreases in public funds and brokered deposits coupled with non-core customers (only certificate of deposit account). We continue to focus and implement our strategy of improving the long-term funding mix of the Bank’s deposit portfolio by developing “core relationships” with customers within our communities, small businesses and adding commercial and retail checking accounts. The Corporation is focused on its collection of core deposits. Core deposit balances, generated from customers throughout the Bank’s branch network, are generally a stable source of funds similar to long-term funding, but core deposits such as checking and savings accounts are typically less costly than alternative fixed-rate funding. The Corporation believes that this cost advantage makes core deposits a superior funding source, in addition to providing cross-selling opportunities and fee income possibilities. To the extent the Bank grows its core deposits, the cost of funds should decrease, thereby increasing the Bank’s net interest margin.
In 2010 we implemented a number of organizational and product development initiatives including a new suite of commercial and small business checking accounts, enhancements to our online business cash management system, and the launch of remote deposit capture solution. We believe these products will continue to help us be more competitive for business checking accounts. Additionally, in 2011 we plan to implement paperless statements which will be less costly and more efficient for many customers.
We anticipate an additional $12.2 million in pay downs of brokered deposits throughout 2011, this will help to maintain the Bank’s margin and by growing core deposits we will improve the long-term funding mix of the Bank’s deposit portfolio by aggregating small business, commercial and retail checking accounts.
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
Advances from the FHLB and other borrowings totaled $68.8 million at March 31, 2011, a decrease of $24.1 million, or 25.9%, from the total at December 31, 2010. The decrease in borrowings was primarily due to early payoff of $21.0 million of borrowings that had a prepayment penalty of $216,000. The sale of investments provided the cash to pay off such borrowings and decrease reliance on this non core funding.
Stockholders’ equity totaled $45.9 million at March 31, 2011, a decrease of $214,000, or .5%, from December 31, 2010. The decrease resulted primarily from the sale of investments which decreased accumulated other comprehensive income related to the fair value of our investment securities in the amount of $1.1 million offset partially by net earnings of $652,000.
Comparison of Results of Operations for the Three Months Ended March 31, 2011 and 2010
Camco’s net earnings for the three months ended March 31, 2011, totaled $652,000, an increase of $523,000, from the net earnings of $129,000 reported in the comparable 2010 period. On a per share basis, the net earnings during the first quarter of 2011 were $0.09, compared to $0.02 per share in the first quarter of 2010. The increase in earnings was primarily attributable to increased other income related to the gain on sale of investments, coupled with increased net interest income of $354,000 which was partially offset by increased general, administrative and other expenses of $485,000 and increased federal income taxes related to the sale of investments.
The Corporation has made it a priority to identify cost savings opportunities throughout its operations and is committed to maintaining cost control measures and believes that the effort will play a major role in improving its performance. The Corporation also believes that its technology allows it to be efficient in its back-office operations. In addition, as the level of nonperforming assets is reduced, the operating costs associated with carrying those assets, such as maintenance, legal proceedings, insurance and taxes will decrease.
Net Interest Income
Net interest income totaled $6.6 million for the three months ended March 31, 2011, an increase of $354,000, or 5.7%, compared to the three-month period ended March 31, 2010, generally reflecting the effects of a $39.8 million decrease in the average balance of interest bearing liabilities coupled with the average cost of funding decreasing by 43 basis points year to year. Net interest margin increased to 3.63% in the first quarter of 2011 compared to 3.25% in the first quarter of 2010.

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

	2011			2010
	Average	Interest	Average	Average	Interest	Average
Three Months Ended March 31,	outstanding	earned	yield/	outstanding	earned	yield/
(Dollars in thousands)	balance	/ paid	rate	balance	/ paid	rate
Interest-earning assets:
Loans receivable (1)	$640,908	$8,901	5.56%	$657,081	$9,280	5.65%
Securities	29,613	355	4.80%	55,294	578	4.18%
FHLB stock	14,888	339	9.11%	29,888	339	4.54%
Other Interest-bearing accounts	43,783	7	.06%	26,726	1	.01%

Total interest-earning assets	729,192	9,602	5.27%	768,989	10,198	5.30%

Noninterest-earning assets (2)	80,613			84,035

Total average assets	$809,805			$853,024

Interest-bearing liabilities:
Checking and Money Market Deposits	604,208	2,189	1.45%	612,881	2,945	1.92%
Certificates of Deposit
Savings
FHLB advances and other	97,342	803	3.30%	124,617	997	3.20%

Total interest-bearing liabilities	701,550	2,992	1.71%	737,498	3,942	2.14%

Noninterest-bearing deposits	50,613			40,192
Noninterest-bearing liabilities	11,392			14,670

Total average liabilities				792,360
Total average shareholders’ equity	46,250			60,664

Total liabilities and shareholders’ equity	$809,805			$853,024

Net interest income/Interest rate spread		$6,610	3.56%		$6,256	3.16%

Net interest margin (3)			3.63%			3.25%

Average interest-earning assets to average interest-bearing liabilities			103.94%			104.27%

(1)	Includes loans held for sale. Loan fees are immaterial.

(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses

(3)	Net interest income as a percent of average interest-earning assets
Interest income on loans totaled $8.9 million for the three months ended March 31, 2011, a decrease of $379,000, or 4.1%, from the comparable 2010 period. The decrease resulted primarily from a decrease in the average balance outstanding of $16.2 million,, or 2.5%, from the comparable 2010 period. A nine basis point decrease in the average yield in the 2011 period also negatively impacted interest income on loans.
Interest income on securities totaled $355,000 for the three months ended March 31, 2011, a decrease of $223,000, or 38.6%, from the first quarter of 2010. The decrease was due primarily to a $29.6 million decrease in the average balance offset partially by a 62 basis point increase in the average yield, to 4.8% for the 2011 period.
Dividend income on FHLB stock was consistent with the previous year. Interest on such stock is paid a quarter in arrears, therefore, due to our redemption of $20.0 million in January 2011 the yield is inflated for the current period. Interest income will decrease in the 2nd quarter and we believe the yield on the asset will be comparable to previous year quarter. Interest income on other interest bearing accounts continues to be low due to higher balances needed to compensate for charges at correspondent banks leaving less balance for interest calculation offset partially by a slight increase in rates. We have increased cash on hand balances due to the sale of investments at the end of March 2011. We will continue to deploy cash when available by paying down advances, borrowings and higher cost brokered deposits in order to generate additional income.

Interest expense on deposits totaled $2.2 million for the three months ended March 31, 2011, a decrease of $756,000, or 25.7%, compared to the same quarter in 2010 due primarily to a 47 basis point decrease in the average cost of deposits to 1.45% in the current quarter, coupled with a $8.7 million, or 1.4%, decrease in average interest bearing deposits outstanding. While the cost of deposits was lower in the first quarter of 2011 compared to the first quarter of 2010, the cost in 2011 is expected to stabilize as rates have been at low levels for quite some time. However, we will continue to re-price certificates of deposit in 2011, which should decrease costs slightly if rates continue to be at the current low levels. Although, competitive pressures may limit our ability to reduce interest rates paid on deposits.
Interest expense on borrowings totaled $803,000 for the three months ended March 31, 2011 a decrease of $194,000, or 19.5%, from the same 2010 three-month period. The decrease resulted primarily from a $27.3 million, or 21.9%, decrease in the average borrowings outstanding offset partially by a 10 basis point increase in the average cost of borrowings to 3.30%.
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
Camco’s loan quality has been negatively impacted by worsening conditions within our market areas which has caused declines in real estate values and deterioration in the financial condition of some of our borrowers. These conditions have led Camco to downgrade the loan quality ratings on various loans through our loan review process. In addition, some of our loans became under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral. As a result, Camco’s provision for loan losses, net charge-offs and nonperforming loans have been significantly higher than historical levels since 2008.
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
Based upon an analysis of these factors, the continued economic outlook and new production we increased the provision for losses on loans to $1.0 million for the three months ended March 31, 2011, compared to $905,000 for the same period in 2010. We believe our loans are adequately reserved for probable losses inherent in our loan portfolio at March 31, 2011. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses.
Other Income
Other income totaled $3.3 million for the three months ended March 31, 2011 an increase of $1.3 million, or 76.4%, from the comparable 2010 period. The increase in other income was primarily attributable to a $1.3 million increase in gain on sale of investments.
General, Administrative and Other Expense
General, administrative and other expense totaled $7.4 million for the three months ended March 31, 2011 an increase of $485,000 or 7.0%, from the comparable period in 2010. The increase in general, administrative and other expense was due to increases in real estate owned and loan expenses partially offset by decreases in professional services and franchise taxes.
The increase in real estate owned expense of $408,000 and loan expenses of $333,000 is reflective of the large real estate owned portfolio and expenses related to ownership such as real estate taxes, and upkeep of properties. These expenses were coupled with the continued falling of real estate values that have negatively impacted our portfolio values and caused a write down to fair market value. The increase in loan expenses are reflective of additional expenses related to classified assets and the legal aspects related to collection efforts or litigation.
The decrease in professional services is due to a decrease in legal expenses relating to classified assets. The decrease in franchise taxes is due to the adjusted accrual on prepaid taxes.

Federal Income Taxes
Federal income taxes totaled $548,000 for the three months ended March 31, 2011; an increase of $550,000, compared to the three months ended March 31, 2010. This increase reflects the change in our 100% valuation allowance that was taken in September 2010 on the Corporation’s deferred tax asset. The Corporation sold available for sale investments that were no longer carrying a deferred position and therefore had tax expense related to such transactions. During the quarter ended March 31, 2011, the Corporation generated approximately $12 million of taxable income, primarily due to the redemption of the FHLB stock which resulted in taxable income of approximately $10 million. At March 31, 2011, the Corporation has a federal net operating loss carry-forward of approximately $1 million available to offset future taxable income. As the Corporation executes plans to return to profitability future earnings may benefit from the current operating loss carry-forwards.
A valuation allowance was recognized for the deferred tax asset, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, the consequence to the Bank resulted in a carry-forward loss position as of December 31, 2009. A cumulative loss position is considered significant negative evidence in assessing the realization of a deferred tax asset, which is difficult to overcome. Reversal of the valuation allowance can be realized in future tax returns based on estimates of projected taxable income.
Additional Capital
The Corporation’s Tier 1 capital at March 31, 2011 did not meet the requirements set forth in the Consent Order or the Memorandum of Understanding (the “MOU”) that Camco entered into with the Federal Reserve Board of Governors (“FRB”) on March 4, 2009 as those agreements are discussed under “Liquidity and Capital Resources” below. As a result the Corporation will need to increase capital levels to meet the standards set forth by the FDIC, Ohio Division and FRB. The Corporation has engaged an investment banking firm and has developed a capital plan that includes, but not limited to, the potential for balance sheet reduction, the sale of branches, issuing common stock, preferred stock, debt or some combination of those issuances, or other financing alternatives that will be treated as capital. Although the Corporation anticipates raising additional capital, the Board of Directors has not yet determined the type, timing, amount, or terms of possible securities to be issued in the offering, and there are no assurances that an offering will be completed or that the Corporation will succeed in this endeavor. In addition, a transaction, which would likely involve equity financing would result in substantial dilution to current stockholders and could adversely affect the price of the Corporation’s common stock.
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
Camco is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Ohio statutes impose certain limitations on the payment of dividends and other capital distributions by banks. Generally, absent approval of the Ohio Division, such statutes limit dividend and capital distributions to earnings of the current and two preceding years. Currently, the Consent Order prohibits the Bank from paying a dividend to Camco without prior approval of the FDIC and Ohio Division. Camco currently has $5.0 million outstanding trust preferred securities with a maturity date of 2037. If needed, Camco’s agreement regarding these securities provides for a deferment of interest payment for up to 20 consecutive quarters without default. Based on notification received from the FRB on April 30, 2009, Camco was required to exercise this provision to defer interest payments and has deferred a total of eight quarters as of March 31, 2011. If the Corporation desires to raise funds in the future, it may consider engaging in further offerings of preferred securities, debentures or other borrowings as well as issuance of capital stock, but any such strategic decisions would require regulatory approval. Further, as a result of entering into the MOU, Camco is prohibited from paying dividends to our stockholders without first obtaining the approval of the FRB. Our ability to pay dividends to stockholders is dependent on our net earnings. A continued decline in earnings, increases in loan losses, or higher regulatory capital reserve requirements may jeopardize our ability to pay dividends at historical levels.

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
Liquid assets consist of cash and interest-bearing deposits in other financial institutions, investments and mortgage-backed securities. Approximately $10.4 million, or 60.6%, of our investment portfolio is expected to mature or prepay during the next 12 months. While these maturities could provide a source of liquidity in the short term, public unit deposits and repurchase agreements limit our ability to use these funds freely due to the collateral requirements of such. State and local political subdivision deposits equaled $3.4 million at March 31, 2011, and $4.2 million at December 31, 2010.
Additional sources of liquidity include deposits, borrowings and principal and interest repayments on loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions, and competition and are difficult to predict.
Diversified and reliable sources of wholesale funds may be utilized to augment core deposit funding. Borrowings may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long term basis to support lending activities. The Bank utilizes its loan portfolio and FHLB stock to provide collateral to support its borrowing needs. Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions. One source of wholesale funding (pending regulatory approval) is brokered deposits. Consistent with its risk management policy and in response to the general tightening of credit and liquidity conditions in the financial markets at large, the Bank has utilized brokered deposits. At March 31, 2011, such deposits totaled approximately $12.3 million, exclusive of CDARS deposits.
Approximately $212.1 million of the Corporation’s certificate of deposit portfolio is scheduled to mature during the next 12 months. Depositors continue a preference toward short-term certificates or other issuances less than 18 months. The shorter term preference places additional liquidity pressure on the Corporation, however, management has seen a weakening in competition for deposits in the current economic environment. A material loss of these short-term deposits could force us to seek funding through contingency sources, which may negatively impact earnings.
FHLB advances are another funding source. In the past, Camco has depended heavily on borrowings to fund balance sheet growth. While significant strategic and tactical focus is currently being placed on deposit growth, borrowings and additional borrowing capacity at the FHLB are still vital sources of liquidity and growth funding. However, our total borrowing capacity at the FHLB is dependent on the level of eligible collateral assets held by the Bank and the Bank’s credit rating with the FHLB. Our total borrowing capacity with the FHLB increased slightly to $197.7 million at March 31, 2011, from $194.6 million at December 31, 2010. Management has been increasing the total line amount with additional pledging of the commercial real estate, home equity, multifamily and second mortgage loans in addition to the Bank’s 1-4 family portfolio. While this has increased the total capacity, the available capacity has also been increased by further pay downs of advances. The inability of the Bank to access contingency funding from the FHLB may significantly limit our growth and negatively affect earnings. We have improved on-balance-sheet liquidity in response to higher collateral maintenance requirements and decreases in our overall borrowing capacity.
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

The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of March 31, 2011.

	Payments due by period
	Less
	than	1 - 3	3 - 5	More than
	1 year	Years	years	5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$268	$471	$411	$28	$1,178
Advances from the FHLB	5,000	37,261	20,299	6,282	68,842
Repurchase agreements	5,833	—	—	—	5,833
Certificates of deposit	212,108	137,466	45,573	—	395,147
Subordinated debentures (1)	—	—	—	5,000	5,000
Ohio equity funds for housing	779	204	290	137	1,410

Amount of commitments expiring per period:
Commitments to originate loans:
Revolving open-end lines secured by 1-4 residential properties	$43,433	$—	$—	$—	$43,433
Not secured by real estate	17,504	—	—	—	17,504
One- to four-family construction loan	632	—	—	—	632
Commercial real estate, other construction loan and land development	35,835	—	—	—	35,835
Commercial and industrial and other unused commitments	2,447	—	—	—	2,447
Letters of credit	397	—	—	—	397
Total contractual obligations	$324,236	$175,402	$66,573	$11,447	$577,658

(1)	The subordinated debentures are redeemable, at Camco’s option.
The debentures mature on September 15, 2037.
We anticipate that we will have sufficient funds available to meet our current loan commitments. Based upon historical deposit flow data, the Bank’s competitive pricing in its market and management’s experience, we believe that a significant portion of our maturing certificates of deposit in the next 12 months will remain with the Bank, but recognize the significance of the risks discussed above.
Liquidity management is both a daily and long-term management process. In the event that we should require funds beyond our ability to generate them internally, additional funds are available through the use of FHLB advances, internet deposits, and through the sales of loans or securities.
The Board of Directors elected to defer further interest payments on the subordinated debt securities relating to the trust preferred securities of Camco Financial Corporation Trust 1. The Company has the right under the indenture for the subordinated debt securities to defer interest payments for up to 20 consecutive calendar quarters. The deferral provisions for the securities were intended to provide the Corporation with a measure of financial flexibility during times of financial stress due to market conditions, such as the current state of the financial and real estate markets.
As a result of the Corporation’s election to exercise its contractual right to defer interest payments on its subordinated debt securities, it is likely that the Corporation will not have access to the trust preferred securities market until the Corporation becomes current on those obligations. This may also adversely affect the Corporation’s ability in the market to obtain debt financing. Therefore, the Corporation is likely to have greater difficulty in obtaining financing and, thus, will have fewer sources to enhance its capital and liquidity position. In addition, the Corporation will be unable to pay dividends on its common stock until such time as the Corporation is current on interest payments on its subordinated debt securities. Currently there is no market for trust preferred securities.

Camco and Advantage are required to maintain minimum regulatory capital pursuant to federal regulations. The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at March 31, 2011:

					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		Adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$58,450	9.32%	≥ $50,150	≥ 8.0%	≥ $62,688	10.0%
Advantage Bank	$55,326	8.84%	≥ $50,043	≥ 8.0%	≥ $62,553	10.0%

Tier I capital to risk-weighted assets:
Camco Financial Corporation	$50,512	8.06%	≥ $25,075	≥ 4.0%	≥ $37,613	6.0%
Advantage Bank	$47,388	7.58%	≥ $25,022	≥ 4.0%	≥ $37,532	6.0%

Tier I leverage to average assets:
Camco Financial Corporation	$50,512	6.18%	≥ $32,682	≥ 4.0%	≥ $40,853	5.0%
Advantage Bank	$47,388	5.82%	≥ $32,551	≥ 4.0%	≥ $40,689	5.0%
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
On April 30, 2009, Camco was notified by the FRB that it had conducted a “surveillance review” as of December 31, 2008. Based on that review, the FRB notified Camco that it must (i) eliminate shareholder dividends and (ii) defer interest payments on its 30-year junior subordinated deferrable interest notes that were issued to its wholly-owned subsidiary, Camco Statutory Trust I, in its trust preferred financing that was completed in July 2007. These prohibitions were memorialized in a written agreement with the FRB on August 5, 2009 (the “Camco Agreement”). Camco and Camco Statutory Trust I, are permitted to defer interest and dividend payments, respectively, for up to five consecutive years without resulting in a default. As of March 31, 2011, Camco had deferred payments for eight quarters. Camco may not resume these dividend or interest payments until it receives approval from the FRB.
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
Advantage entered into the Consent Agreement with the FDIC and the State of Ohio, Division of Financial Institutions (“Ohio Division”) that provided for the issuance of an order by the FDIC and the Ohio Division, which order was executed by the FDIC and Ohio Division on July 31, 2009 (the “Bank Agreement”). The Consent Agreement requires Advantage to, among other things, (i) increase its Tier 1 risk based capital to 8%; and (ii)seek regulatory approval prior to declaring or paying any cash dividend. As a result of the Consent Agreement, Advantage is disqualified as a public depository under Ohio law and will incur higher premiums for FDIC insurance of its accounts. Advantage is not in compliance with the capital requirement of the Consent Order.
A material failure to comply with the provisions of the MOU, Camco Agreement or Consent Order could result in additional enforcement actions by the FDIC, the Ohio Division or the FRB.

As a result of the Consent Order and MOU, the Board of Directors has formed a compliance committee to oversee management’s response to all sections of the Consent Order and MOU. The committee will monitor compliance with such, including adherence to deadlines for submission to the FDIC, Ohio Division and FRB on any information required under the Consent Order and MOU.
As a result of the recent downturn in the financial markets, the availability of many sources of capital (principally to financial service companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the downturn. Management cannot predict when or if the capital markets will return to more favorable conditions.
There can be no assurances that the Corporation will be successful in its efforts to raise additional capital during 2011. An equity financing transaction would result in substantial dilution to the Corporation’s current stockholders and could adversely affect the market price of the Corporation’s common stock. We are unable to predict if these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to the regulatory restrictions which exist that prohibit dividends between the Bank and Camco, Camco may be unable to meet its financial obligations in the normal course of business.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Not Applicable.

Item 4:	Controls and Procedures
Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Camco’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures are effective.
PART II

ITEM 1.	Legal Proceedings
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
There are no material changes from the risk factors previously disclosed in the Corporation’s Form 10-K for the year ended December 31, 2010. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Corporation. Additional risks and uncertainties not currently known to the Corporation or that management currently deems to be immaterial also may materially adversely affect the Corporation’s business, financial condition and / or operating results. Moreover, the Corporation undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made ay any time by the Corporation or any of its directors, officers, employees or other representatives, unless and until any such revisions or updates are expressly required to be disclosed by securities laws or regulations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable
(b)	Not applicable
(c)	Not applicable

ITEM 3.	Defaults Upon Senior Securities
Not applicable

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information
Not applicable

ITEM 6.	Exhibits

Exhibit 3(i)	Third Restated Certificate of Incorporation of Camco (2003 Form 10K)

Exhibit 3(ii)	2003 Amended and Restated by-Laws of Camco (2006 Form 10-K)

Exhibit 10(i)	Form of Incentive Stock Option Award Agreement. Incorporated by reference to Exhibit 10.1 of Camco’s Current Report on Form 8-K filed on March 10, 2011 (March 10 8-K)

Exhibit 10(ii)	Form of Nonqualified Stock Option Award Agreement. Incorporated by Reference to Exhibit 10.2 of Camco’s March 10 8-K)

Exhibit 10(iii)	Change of Control Agreement with John E. Kirksey, Incorporated by Reference to Exhibit 10 of Camco’s Current Report on Form 8-K filed on March 30, 2011

Exhibit 31(i)	Section 302 certification by Chief Executive Officer

Exhibit 31(ii)	Section 302 Certification by Chief Financial Officer

Exhibit 32(i)	Section 1350 certification by Chief Executive Officer

Exhibit 32(ii)	Section 1350 certification by Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2011	By:	/s/ James E. Huston
James E. Huston
Chief Executive Officer

Date: May 13, 2011	By:	/s/ John E. Kirksey
John E. Kirksey
Chief Financial Officer