Form 10-Q
period 2011-06-30
CAMCO FINANCIAL CORP
filed 2011-08-15
CIK 16614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 8, 2011, the latest practicable date, 7,205,595 shares of the registrant’s common stock, $1.00 par value, were outstanding.

Camco Financial Corporation
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Consolidated Statements of Financial Condition	3

Consolidated Statements of Earnings	4

Consolidated Statements of Comprehensive Income	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	35

Item 4. Controls and Procedures	35

PART II — OTHER INFORMATION	35

SIGNATURES	37

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Item 1. Financial Statements
Camco Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Cash and due from banks	$13,074	$13,143
Interest-bearing deposits in other financial institutions	29,308	15,971

Cash and cash equivalents	42,382	29,114
Securities available for sale, at market	10,921	30,768
Securities held to maturity, at cost	3,663	3,948
Loans held for sale — at lower of cost or fair value	3,699	2,208
Loans receivable — net	641,283	667,840
Office premises and equipment — net	9,389	9,928
Real estate acquired through foreclosure	14,216	10,096
Federal Home Loan Bank stock — at cost	9,888	29,888
Accrued interest receivable	3,164	3,521
Mortgage servicing rights — at lower of cost or market	3,979	3,841
Prepaid expenses and other assets	4,649	4,426
Cash surrender value of life insurance	19,739	19,388
Prepaid federal income taxes	554	—

Total assets	$767,526	$814,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$631,647	$651,816
Other Borrowings	11,715	11,530
Advances from the Federal Home Loan Bank	68,765	92,934
Advances by borrowers for taxes and insurance	488	2,413
Accounts payable and accrued liabilities	8,816	10,170

Total liabilities	721,431	768,863

Commitments	—	—

Stockholders’ equity:
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 29,900,000 shares; 8,884,508 shares issued at June 30, 2011 and December 31, 2010	8,885	8,885
Unearned compensation	(47)	(94)
Additional paid-in capital	60,459	60,260
Retained earnings	925	136
Accumulated other comprehensive income (loss) net of related tax effects	(13)	1,030
Treasury stock -1,678,913 shares at June 30, 2011 and December 31, 2010, at cost	(24,114)	(24,114)

Total stockholders’ equity	46,095	46,103

Total liabilities and stockholders’ equity	$767,526	$814,966

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
(unaudited)	2011	2010	2011	2010

Interest and dividend income
Loans	$17,740	$18,561	$8,839	$9,281
Investment securities	439	1,073	84	495
Other interest-earning accounts	503	673	157	333

Total interest and dividend income	18,682	20,307	9,080	10,109
Interest Expense
Deposits	4,107	5,689	1,918	2,744
Borrowings	1,529	1,989	726	992

Total interest expense	5,636	7,678	2,644	3,736

Net interest income	13,046	12,629	6,436	6,373
Provision for losses on loans	1,210	6,117	197	5,212

Net interest income after provision for losses on loans	11,836	6,512	6,239	1,161

Other income
Late charges, rent and other	565	737	203	328
Loan servicing fees	605	637	298	320
Service charges and other fees on deposits	1,032	1,116	529	598
Gain (loss) on sale of loans	—	490	(92)	261
Mortgage servicing rights — net	139	(94)	(132)	(124)
Gain (loss) on sale of investments & fixed assets	1,280	(1)	2	(1)
Income on cash surrender value of life insurance	437	435	220	220

Total other income	4,058	3,320	1,028	1,602

General, administrative and other expenses
Employee compensation and benefits	6,531	6,654	3,153	3,269
Occupancy and equipment	1,452	1,485	691	743
Federal deposit insurance premiums and other insurance	1,097	1,094	494	591
Data processing	561	566	277	286
Advertising	182	170	96	89
Franchise taxes	348	534	178	269
Postage, supplies and office expenses	471	567	253	274
Travel and training	121	118	56	65
Professional services	702	784	320	462
Deposit and transaction processing expenses	367	378	200	185
Real estate owned and other expenses	1,655	831	825	409
Loan expenses	1,081	736	598	333

Total general, administrative and other expense	14,568	13,917	7,141	6,975

Earnings (loss) before federal income taxes	1,326	(4,085)	126	(4,212)

Federal income taxes (benefit)	537	(115)	(11)	(113)

NET EARNINGS (LOSS)	$789	$(3,970)	$137	$(4,099)

EARNINGS (LOSS) PER SHARE
Basic	$0.11	$(0.55)	$0.02	$(0.57)

Diluted	$0.11	$(0.55)	$0.02	$(0.57)

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Six months ended		Three months ended
	June 30,		June 30,
(unaudited)	2011	2010	2011	2010

Net earnings (loss)	$789	(3,970)	$137	$(4,099)

Other comprehensive income, net of tax:
Unrealized holding gains on securities during the period, net of tax effects of $(103) and $99, $(143) and $64 for the respective periods	1,043	193	21	125

Reclassification adjustment for realized gains included in net earnings, net of taxes of $(441) and $0 in 2011 and 2010, respectively	(1,276)	—	—	—

Comprehensive income (loss)	$556	(3,777)	$158	$(3,974)

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(In thousands)

	2011	2010
	(unaudited)
Cash flows from operating activities:
Net earnings (loss) for the period	$789	$(3,970)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees	(159)	67
Amortization of premiums and discounts on investment and mortgage-backed securities — net	30	8
Amortization of mortgage servicing rights — net	72	546
Depreciation and amortization	668	628
Provision for losses on loans	1,210	6,117
Stock option expense	199	138
Deferred compensation	47	31
Provisions for losses on REO	259	192
Loss on sale of real estate acquired through foreclosure	285	30
Gain on sale of loans	—	(490)
(Gain) or loss on sale of investments and fixed assets	(1,280)	1
Loans originated for sale in the secondary market	(34,614)	(29,293)
Proceeds from sale of loans in the secondary market	33,123	28,589
Net increase in cash surrender value of life insurance	(351)	(351)
Increase (decrease) in cash due to changes in:
Accrued interest receivable	357	320
Prepaid expenses and other assets	(777)	(629)
Accrued interest and other liabilities	(818)	(949)

Net cash provided by (used in) operating activities	(960)	985

Cash flows provided by (used in) investing activities:
Principal repayments, maturities on securities held to maturity	282	195
Principal repayments, maturities on securities available for sale	4,971	17,842
Purchases of investment securities designated as available for sale	(12,615)	—
Purchases of investment securities designated as held to maturity	—	(828)
Proceeds from sale of investments	27,161	—
Redemption of FHLB Stock	20,000	—
Loan principal repayments	108,208	73,863
Loan disbursements and purchased loans	(90,452)	(100,079)
Proceeds from sale of office premises and equipment	4	10
Proceeds from sale of life insurance	—	160
Additions to office premises and equipment	(129)	(219)
Proceeds from sale of real estate acquired through foreclosure	2,876	1,521

Net cash provided by (used in) investing activities	60,306	(7,535)

Net cash provided by (used in) operating and investing activities balance carried forward	59,346	(6,550)

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the six months ended June 30,
(In thousands)

	2011	2010

Net cash provided by (used in) operating and investing activities (balance brought forward)	$59,346	$(6,550)

Cash flows used in financing activities:
Net decrease in deposits	(20,169)	(7,030)
Proceeds from Federal Home Loan Bank advances and other borrowings	42,317	87,606
Repayment of Federal Home Loan Bank advances and other borrowings	(66,301)	(76,848)
Decrease in advances by borrowers for taxes and insurance	(1,925)	(1,764)

Net cash provided by (used in) financing activities	(46,078)	1,964

Increase (decrease) in cash and cash equivalents	13,268	(4,586)

Cash and cash equivalents at beginning of period	29,114	38,153

Cash and cash equivalents at end of period	$42,382	$33,567

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$5,699	$7,690
Income taxes paid	580	—
Transfers from loans to real estate acquired through foreclosure	7,540	2,682

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2010. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six month period ended June 30, 2011, are not necessarily indicative of the results which may be expected for the entire year.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Camco and its wholly-owned subsidiary, Advantage Bank (“Advantage” or the “Bank”). All significant intercompany balances and transactions have been eliminated.

On March 31, 2011, Camco Financial Corporation dissolved Camco Title Agency, Inc. and sold certain of its assets to a third party. The balance sheet and results of operations of Camco Title are not material to the Corporation’s consolidated financial statements. For the three months ended March 31, 2011, Camco Title’s operations resulted in net income of $15,000.

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

We believe the accounting estimates related to the allowance for loan losses, the capitalization, amortization, and valuation of mortgage servicing rights, deferred income taxes and other real estate are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period because they require us to make assumptions concerning the changes in the types and volumes of the portfolios, rates of future prepayments, and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on Camco’s assets reported on the balance sheet as well as its net earnings.

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

Each quarter, management analyzes the adequacy of the allowance for loan losses based on review of the loans in the portfolio along with an analysis of external factors (including current economy, unemployment rates, housing price depreciation, etc.) and historical delinquency and loss trends. The allowance is developed through specific components: 1) the specific allowance for loans subject to individual analysis, 2) the allowance for classified loans not otherwise subject to individual analysis and 3) the allowance for non-classified loans (primarily homogenous).

Classified loans with indication or acknowledgment of deterioration are subject to individual analysis. Loan classifications are those used by regulators consisting of Special Mention, Substandard, Doubtful and Loss. In evaluating these loans for impairment, the measure of expected loss is based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. All other classified assets and non-classified assets are combined with the homogenous loan pools and segregated into collateral codes. Loss rate factors are developed for each collateral code which is used to estimate losses and determine an allowance. The loss factors for each code are derived from historical delinquency, classification, and charge-off rates and adjusted for economic factors and an estimated loss scenario. While the Corporation strives to reflect all known risk factors in its evaluations, these evaluations are by their nature imprecise and based in part on factors beyond the Bank’s control.

The allowance is reviewed by management to determine whether the amount is considered adequate to absorb probable, incurred losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on management’s current judgment about the credit quality of the loan portfolio. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for collateral codes that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions. Also considered as part of that judgment is a review of the Bank’s trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and economic factors. While the Corporation strives to reflect all known risk factors in its evaluations, these evaluations are by their nature imprecise and based in part on factors beyond the Bank’s control.

Mortgage Servicing Rights

To determine the fair value of its mortgage servicing rights (“MSRs”) each reporting quarter, the Corporation provides information to a third party valuation firm, representing loan information in each pooling period accompanied by escrow amounts. The third party then evaluates the possible impairment of MSRs as described below.

MSRs are recognized as separate assets or liabilities when loans are sold with servicing retained. A pooling methodology, in which loans with similar characteristics are “pooled” together, is applied for valuation purposes. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that the Bank could expect to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated fair value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the MSRs.

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

Federal Income Taxes

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

Income tax returns are subject to audit by the IRS. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. During 2011, the IRS began an examination of the Company’s tax returns for the year ended December 31, 2009. Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events.

Other Real Estate

Assets acquired through or instead of foreclosure, primarily other real estate owned, are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. New real estate appraisals are generally obtained at the time of foreclosure and are used to establish fair value. If fair value declines, a valuation allowance is recorded through expense. Estimating the initial and ongoing fair value of these properties involves a number of factors and judgments including holding time, costs to complete, holding costs, discount rate, absorption and other factors.

4.	Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under outstanding stock options. The computations were as follows for the period ended June 30, 2011

	For the six months		For the three months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share information)
BASIC:
Net Earnings (Loss)	$789	$(3,970)	$137	$(4,099)

Weighted average common shares outstanding	7,206	7,206	7,206	7,206

Basic earnings (loss) per share	$0.11	$(0.55)	$0.02	$(0.57)

DILUTED:
Net Earnings (Loss)	$789	$(3,970)	$137	$(4,099)

Weighted average common shares outstanding	7,206	7,206	7,206	7,206
Dilutive effect of stock options	—	—	—	—

Total common shares and dilutive potential common shares	7,206	7,206	7,206	7,206

Diluted earnings (loss) per share	$0.11	$(0.55)	$0.02	$(0.57)

Anti-dilutive options to purchase 604,583 and 480,092 shares of common stock with respective weighted-average exercise prices of $4.97 and $13.86 were outstanding at June 30, 2011 and 2010, respectively, but were excluded from the computation of common share equivalents for each of the six months ended, because the exercise prices were greater than the average market price of the common shares.

Anti-dilutive options to purchase 609,583 and 480,092 shares of common stock with respective weighted-average exercise prices of $4.93 and $13.86 were outstanding at June 30, 2011 and 2010, respectively, but were excluded from the computation of common share equivalents for each of the three month periods, because the exercise prices were greater than the average market price of the common shares.
5.	Stock Option Plans

The Corporation follows a fair-value based method for valuing stock-based compensation that measures compensation cost at the grant date based on the fair value of the award.

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted during the six months ended June 30, 2011 and 2010:

	2011	2010

Fair value, calculated	$1.49	$1.65
Exercise Price	$2.14	$2.51
Risk-free interest rate	3.58%	3.61%
Expected stock price volatility	57.30%	51.62%
Expected dividend yield	—	—
Expected Life	10 years	10 years
A summary of the status of the Corporation’s stock option plans as of June 30, 2011 and December 31, 2010, and changes during the periods ending on those dates is presented below:

	Six Months ended		Year ended
	June 30, 2011		December 31, 2010
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of period	463,642	$$5.84	260,833	$10.59
Granted	161,538	2.14	260,729	2.51
Exercised	—	—	—
Forfeited	(15,597)	3.06	(57,920)	12.21
Expired	—	—	—	—

Outstanding at end of period	609,583	$4.93	463,642	$5.84

Options exercisable at period end	339,264	$6.92	257,037	$8.24

Weighted-average fair value of options granted during the year		$1.49		$1.65

The following information applies to options outstanding at June 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.90 - $2.51	475,746	8.8	$2.39	209,263	$2.44
$8.92	20,988	6.6	8.92	17,122	8.92
$11.36 - $14.16	56,974	4.1	13.44	56,974	13.44
$16.13 - $17.17	55,875	2.9	16.45	55,875	16.45

	609,583	7.8	$4.93	339,264	$6.92
6.	Fair Value

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
Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	value	value	value	value
		(In thousands)
Financial assets
Cash and cash equivalents	$42.382	$42,382	$29,114	$29,114
Investment securities available for sale	10,921	10,921	30,768	30,768
Investment securities held to maturity	3,663	3,712	3,948	3,993
Loans held for sale	3,699	3,775	2,208	2,254
Loans receivable	641,283	643,059	667,840	643,646
Federal Home Loan Bank stock	9,888	9,888	29,888	29,888
Accrued interest receivable	3,164	3,164	3,521	3,521

Financial liabilities
Deposits	$631,647	$619,677	$651,816	$642,893
Advances from the Federal Home Loan Bank	68,765	73,375	92,934	97,711
Repurchase agreements	6,715	6,715	6,530	6,530
Subordinated debentures	5,000	4,883	5,000	4,839
Advances by borrowers for taxes and insurance	488	488	2,413	2,413
Accrued interest payable	1,582	1,582	1,646	1,646
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

The following table presents financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance	Level 1	Level 2	Level 3
June 30, 2011
Securities available for sale:
U.S. government sponsored enterprises	$9,076	$—	9,076	$—
Corporate equity securities	95	—	52	43
Mortgage-backed securities	1,750	—	1,750	—
December 31, 2010
Securities available for sale:
U.S. government sponsored enterprises	$2,065	$—	$2,065	$—
Corporate equity securities	98	—	55	43
Mortgage-backed securities	28,605	—	28,605	—
The following table presents financial assets and liabilities measured on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance	Level 1	Level 2	Level 3

June 30, 2011
Impaired loans	$20,432			$20,432
Real estate acquired through foreclosure	14,216			14,216
December 31, 2010
Impaired loans	$20,518			$20,518
Real estate acquired through foreclosure	10,096			10,096

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

Change in the allowance for loan losses and loan balances as of June 30, 2011 are summarized as follows:

						Commercial &	Commercial
			Multi-	Land, Farm		Non-	and
(in thousands)	Construction	Consumer	Family	& Ag Loans	Residential	Residential	Industrial	Total

Allowance for credit losses:
Beginning balance December 31, 2010	$166	$246	$2,860	$849	$8,050	$3,638	$1,061	$16,870
Charge-offs	—	(57)	(33)	(107)	(1,447)	(579)	(9)	(2,232)
Recoveries	—	2	116	204	383	109	89	903
Provision (1)	(143)	(91)	(311)	(202)	981	1,614	(638)	1,210

Ending balance June 30, 2011	$23	$100	$2,632	$744	$7,967	$4,782	$503	$16,751

Ending balance
Individually evaluated for impairment	$—	$—	$666	$—	$1,034	$2,661	$33	$4,394

Collectively evaluated for impairment	$23	$100	$1,966	$744	$6,933	$2,121	$470	$12,357

Portfolio balances:
Collectively evaluated for impairment	$44,501	$3,506	$73,645	$13,536	$332,875	$138,606	$32,282	$638,951
Individually evaluated for impairment
With no related allowance	—	—	24	1,037	397	893	—	2,351
With related allowance	—	—	4,032	183	5,342	8,126	397	18,081

Ending balance	$44,501	$3,506	$77,701	$14,757	$338,614	$147,625	$32,679	$659,383

(1)	Reclassifications of portfolio balance between Commercial and Industrial and Commercial & Non-Residential created a portion of the change in provision for the current period.

Change in the allowance for loan losses for the year ended December 31, 2010 and loan balances as of December 31, 2010 are summarized as follows:

						Commercial &	Commercial
			Multi-	Land, Farm		Non-	and
(in thousands)	Construction	Consumer	Family	& Ag Loans	Residential	Residential	Industrial	Total

Allowance for credit losses:
Beginning balance January 1, 2010	$338	$98	$731	$628	$10,519	$3,148	$637	$16,099
Charge-offs	(482)	(28)	(1,535)	(2,283)	(7,530)	(3,688)	(3,399)	(18,945)
Recoveries	39	9	103	247	490	157	211	1,256
Provision	271	167	3,561	2,257	4,571	4,021	3,612	18,460

Ending balance December 31, 2010	$166	$246	$2,860	$849	$8,050	$3,638	$1,061	$16,870

Ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$256	$1,171	$170	$1,597

Collectively evaluated for impairment	$166	$246	$2,860	$849	$7,794	$2,467	$891	$15,273

Portfolio balances:
Collectively evaluated for impairment	$26,530	$3,828	$71,162	$10,905	$369,755	$155,326	$27,607	$665,113
Individually evaluated for impairment
With no related allowance	—	—	3,180	1,549	3,122	4,122	706	12,679
With related allowance	—	—	—	—	2,706	4,503	630	7,839

Ending balance	$26,530	$3,828	$74,342	$12,454	$375,583	$163,951	$28,943	$685,631

Non-accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, the loan is more than three payments past due as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is recognized when the loan is returned to accrual status and all the principal and interest amounts contractually due are brought current for a minimum of six months or future payments are reasonably assured.
The following table details non-accrual loans at June 30, 2011 and December 31, 2010:

	Non-Accrual	Non-Accrual
(in thousands)	June 30, 2011	December 31, 2010
Construction	$22	$1,791
Land, Farmland, Ag Loans	381	—
Residential	18,810	21,498
Commercial	6,207	7,717
Consumer	86	39
Commercial and industrial	68	706
Multi Family	495	2,028

Total	$26,069	$33,779

An age analysis of past due loans, segregated by class of loans were as follows:

		Loans 60 -
		89 or					Accruing
	Loans 30-	More	Loans 90+				Loans 90
	59 Days	Days Past	Days Past	Total Past		Total	Days Past
June 30, 2011	Past Due	Due	Due	Due	Current	Loans	Due
(in thousands)
Construction	$—	$—	$—	$0	$44,501	$44,501	$—
Land, Farmland, Ag Loans	73	—	164	237	14,520	14,757	—
Residential / prime	1,425	319	4,778	6,522	249,900	256,422	—
Residential / subprime	5,783	846	9,360	15,989	66,203	82,192	—
Commercial	—	—	4,605	4,605	143,020	147,625	—
Consumer	2	39	34	75	3,431	3,506
Commercial and industrial	16	—	68	84	32,595	32,679	—
Multi Family	—	—	495	495	77,206	77,701	—

Total	$7,299	$1,204	$19,504	$28,007	$631,376	$659,383	$—

		Loans 60 -
		89 or					Accruing
	Loans 30-	More	Loans 90+				Loans 90
	59 Days	Days Past	Days Past	Total Past		Total	Days Past
December 31, 2010	Past Due	Due	Due	Due	Current	Loans	Due
(in thousands)
Construction	$75	$—	$1,057	$1,132	$25,398	$26,530	$—
Land, Farmland, Ag Loans	—	—	—	—	12,454	12,454	—
Residential / prime	624	343	5,366	6,333	280,266	286,599	—
Residential / subprime	5,077	1,451	11,119	17,647	71,337	88,984	—
Commercial	—	2,766	3,301	6,067	157,884	163,951	—
Consumer	36	3	18	57	3,771	3,828
Commercial and industrial	85	—	706	791	28,152	28,943	—
Multi Family	85	—	1,685	1,770	72,572	74,342	—

Total	$5,982	$4,563	$23,252	$33,797	$651,834	$685,631	$—

Although we believe that the allowance for loan losses at June 30, 2011 is adequate to cover losses inherent in the loan portfolio at that date based upon the available facts and circumstances, there can be no assurance that additions to the allowance for loan losses will not be necessary in future periods, which could adversely affect our results of operations. Unemployment rates in our markets and Ohio in general, are close to the National average, but we are still experiencing some decline in values of residential real estate. Ohio in general has not experienced significant increases in home values over the past five years like many regions in the U.S., which should comparatively mitigate losses on loans. Nonetheless, these factors, compounded by a very uncertain national economic outlook, may continue to increase the level of future losses beyond our current expectations.
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
We have included the following information with respect to impairment measurements relating to collateral-dependent loans for better understanding of our process and procedures relating to fair value of financial instruments:
• Based on policy, a loan is typically deemed impaired (non-performing) once it has gone over three payments or 90 days delinquent. Our management of the troubled credit will vary as will the timing of valuations, loan loss provision and charge offs based on a multitude of factors such as, cash flow of the business/borrower, responsiveness of the borrower, communication with the commercial banker, property inspections, property deterioration, and delinquency. Typically, a nonperforming, non-homogeneous collateral dependent loan will be valued and adjusted (if needed) within a time frame as short as 30 days or as many as 180 days after determination of impairment. If impaired, the collateral is then evaluated and an updated appraisal is most typically ordered. Upon receipt of an appraisal or other valuation, we complete an analysis to determine if the impaired loan requires a specific reserve or to be charged down to estimated net realizable value. The time frame may be as short as 30 days or as much as 180 days, when an appraisal is ordered.
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
• Camco’s policies dictate that an impaired loan subject to partial charge off will remain in a nonperforming status until it is brought current. Typically, this occurs when a loan is paid current and completes a period of on-time payments that demonstrate that the loan can perform and/or there is some certainty payments will continue. Camco monitors through various system reports any loan whose terms have been modified. These reports identify troubled debt restructures, modifications, and renewals.
• When circumstances do not allow for an updated appraisal or Camco determines that an appraisal is not needed, the underlying collateral’s fair market value is estimated in the following ways:
•	Camco’s personnel property inspections combined with original appraisal review

•	Broker price opinions

•	Various on-line fair market value estimation programs (i.e. Freddie Mac, Fannie Mae, etc).
Impaired loans are set forth in the following table:

		Unpaid		Average	Interest
June 30, 2011	Recorded	Principal	Related	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction	$—	$—	$—	$—	$—
Land, Farmland, Ag Loans	1,037	1,037	—	1,095	23
Residential	397	1,181	—	398	—
Commercial	893	2,762	—	901	—
Consumer	—	—	—	—	—
Multi Family	24	253	—	66	—

Total	$2,351	$5,233	$—	$2,460	$23

With a related specific allowance recorded:
Construction	$—	$—	$—	$—	$—
Land, Farmland, Ag Loans	183	183	16	165	22
Residential	5,343	6,100	1,018	5,624	63
Commercial	8,126	8,345	2,661	8,149	106
Consumer	—
Commercial and industrial	397	397	33	406	10
Multi Family	4,032	4,755	666	4,046	95

Total	$18,081	$19,780	$4,394	$18,390	$296

		Unpaid		Average	Interest
December 31, 2010	Recorded	Principal	Related	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction	$1,549	$5,558	$—	$3,389	$—
Land, Farmland, Ag Loans	—	—	—	—	—
Residential	3,122	4,854	—	3,866	19
Commercial	4,122	8,239	—	5,765	6
Consumer	—	—	—	—	—
Commercial and industrial	706	1,208	—	1,035	11
Multi Family	3,180	5,166	—	3,786	3

Total	$12,679	$25,025	$—	$17,841	$39

With a related specific allowance recorded:
Construction	$—	$—	$—	$—	$—
Land, Farmland, Ag Loans	—	—	—	—	—
Residential	2,706	3,306	256	3,078	—
Commercial	4,503	4,521	1,171	4,589	131
Consumer	—	—	—	—	—
Commercial and industrial	630	630	170	383	—
Multi Family	—	—	—	—	—

Total	$7,839	$8,457	$1,597	$8,050	$131

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

Uncriticized assets exhibit no material problems, credit deficiencies or payment problems. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral. Such credits are graded as follows: Excellent (1), Good (2) or Satisfactory (3).

•	Watch (Grade 4)

Watch rated credits are of acceptable credit quality, but exhibit one or more characteristics which merit closer monitoring or enhanced structure. Such characteristics include higher leverage, lower debt service coverage, industry issues or a construction loan without preleasing commitments (generally multifamily projects).

•	Special Mention Assets (Grade 5)

Special Mention Assets have potential weaknesses or pose financial risk that deserves management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. Special Mention Assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

•	Substandard Assets (Grade 6)

An asset classified Substandard is protected inadequately by the current net worth and paying capacity of the obligor, or by the collateral pledged, if any. Assets so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The possibility that liquidation would not be timely requires a substandard classification even if there is little likelihood of total loss.

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
Based on the most recent analysis performed, the risk category of non-homogenous loans and leases is as follows:

	(Dollars in Thousands)
			Special
June 30, 2011	Pass	Watch	Mention	Substandard	Total
Construction	$27,632	$16,847	$—	$22	$44,501
Land, Farmland, Ag Loans	12,781	182	—	1,794	14,757
Commercial	104,595	20,285	1,686	21,059	147,625
Commercial and industrial	26,327	5,649	129	584	32,679
Multi Family*	57,171	13,822	1,989	4,719	77,701

Total	$228,506	$56,775	$3,803	$28,179	$317,263

			Special
December 31, 2010	Pass	Watch	Mention	Substandard	Total
Construction	$12,743	$10,514	$329	$2,944	$26,530
Land, Farmland, Ag Loans	11,822	632	—	—	12,454
Commercial	124,478	11,982	6,158	21,333	163,951
Commercial and industrial	22,488	4,416	165	1,874	28,943
Multi Family*	66,074	1,861	3,227	3,180	74,342

Total	$237,605	$29,405	$9,879	$29,331	$306,220

Homogeneous loans are monitored at 60+ days delinquent. See the above schedule related to change in allowance for loans which includes all class of loans including the loans related to residential and consumer.

*	The increase in Multi Family is principally due to multi-family construction loans that have not yet stabilized.

8.	Recent Accounting Pronouncements

FASB ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In April 2011, the FASB issued ASU 2011-02, which provides additional guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the Corporation beginning in the quarter ended September 30, 2011 and are to be applied retrospectively to January 1, 2011. In addition, the modification disclosures described in ASU 2010-20, which were subsequently deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings, will be effective on a prospective basis beginning in the quarter ended September 30, 2011. The Corporation has not completed an evaluation of the impact of ASU 2011-02 on its consolidated financial statements.

The FASB has issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The impact of adoption of this ASU is not expected to be material.

FASB ASU 2011-05, Presentation of Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, which provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income, along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This update should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We anticipate this statement will be adopted with our 2012 annual financial statements.

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
This MD&A is intended to give stockholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data elsewhere in this annual report. As used herein and except as the context may otherwise require, references to “Camco,” “the Corporation”, “we,” “us,” or “our” means, collectively, Camco Financial Corporation and its wholly owned subsidiay, Advantage Bank, and through March 31, 2011, its formerly wholly-owned subsidiary, Camco Title Agency.
Overview
Management’s Discussion and Analysis is intended to give stockholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data in the annual report. As used herein and except as the context may otherwise require, references to “Camco,” “the Corporation”, “we,” “us,” or “our” means, collectively, Camco Financial Corporation and its wholly owned subsidiary, Advantage Bank (“Advantage” or the “Bank”) and, through March 31, 2011, Camco Title Agency.
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
The above factors resulted in the continued movement of loans to nonperforming status during the past few years. In addition, many of these loans are collateral dependent real estate loans that the Bank is required to write down to fair value less estimated costs to sell, with the fair values determined primarily based on third party appraisals. Beginning in 2009 and continuing through 2011 appraised values decreased significantly. As a result, the Bank’s evaluation of the loan portfolio and allowance for loan losses resulted in higher than normal net charge-offs and the need to record higher provision for loan losses over the past few years.
In 2011, the Corporation took steps to improve capital ratios through the reduction of assets and borrowings. Assets were reduced through the sale of $27.2 million in investments that created a gain of $1.2 million. The Bank used the proceeds of the sale to pay $21.0 million in FHLB borrowings including a prepayment penalty of $216,000.
The Corporation is addressing credit quality issues by directing the efforts of experienced workout specialists solely to manage the resolution of nonperforming assets. We continue to deal with the economic challenges in our markets, through our loan charge-offs and provision for loan losses as we recognize the results of these current economic conditions and issues related to higher than normal unemployment. The real estate market continues to create a very challenging environment as bankruptcies, foreclosures and unemployment continue to be high in Ohio.
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
Discussion of Financial Condition Changes from December 31, 2010 to June 30, 2011
At June 30, 2011, Camco’s consolidated assets totaled $767.5 million, a decrease of $47.4 million, or 5.8%, from December 31, 2010. The decrease in total assets resulted primarily from decreases in investment securities and loans receivable and the redemption of FHLB stock, which were offset partially by increases in cash and cash equivalents. Further deterioration of the residential loan market and fewer new purchases may continue to shift the loan portfolio toward commercial loans. The current loan rates may continue to slow residential lending and the sale of fixed rate loans, therefore it is likely that the gain on sale will continue to be less in 2011 than was previously experienced in 2010. Additionally, in the second quarter of 2011 we sold three portfolio loans at a loss of $433,000 which was offset by our current year to date gain on the sale of mortgage loans of $433,000. When comparing the six months ended June 2011 versus 2010 the gain on sale of mortgage loans decreased $57,000. Any growth in deposits would most likely be used to reduce outstanding borrowings and brokered deposits or fund commercial loan volume. Loan volume increased in June and we have a larger pipeline going into the second half of 2011. Management’s overall focus at the Bank has been on managing credit, reducing risk within the loan portfolio and enhancing liquidity and capital in a distressed economic environment. Continuous progress is being made on addressing these issues, but we expect the distressed economic environment to continue through 2011.
Cash and interest-bearing deposits in other financial institutions totaled $42.4 million at June 30, 2011, an increase of $13.3 million, or 45.6%, from December 31, 2010. Cash has increased as we have begun to restructure the balance sheet by decreasing assets and liabilities when possible to improve our capital position.
As of June 30, 2011 securities totaled $14.6 million, a decrease of $20.1 million, or 58.0%, from December 31, 2010, due to the sale of $27.2 million in securities, principal repayments and maturities of $5.3 million and the change in the fair value of securities available for sale of $1.6 million for the six-month period ended June 30, 2011. These were offset partially by purchases of $12.6 million which were primarily investment securities at a weighted rate of 1.28%. Additionally, $20.0 million of FHLB stock was redeemed during the first quarter 2011.
Loans receivable, including loans held for sale, totaled $645.0 million at June 30, 2011, a decrease of $25.1 million, or 3.7%, from December 31, 2010. The decrease resulted primarily from principal repayments of $108.2 million and loan sales of $33.1 million offset partially by loan disbursements totaling $125.1 million. Principal repayments are slightly higher than 2010 on loans and our ability to originate new loans has not been as strong as 2010 in the first half of 2011. The reduction in residential real estate loan balances was intensified by the secondary market offering historically low long-term fixed rates during most of 2010.
Loan originations during the six-month period ended June 30, 2011, included $71.8 million of commercial loans, $45.7 million in loans secured by one- to four-family residential real estate and $7.5 million in consumer and other loans. Our intent is to continue to service our communities in 1-4 family residential, consumer and commercial real estate lending in the future and continue with our strategic plan of generating additional lending opportunities and core relationships. However, we have currently seen lending volumes of acceptable risk diminished somewhat due to a slowing economy and competition in the market areas. Loan repayments are being used to reduce borrowings and maintain current liquidity levels.
During 2011, the yield on loans was 5.57% a decrease of 10 basis points as compared to 5.67% for 2010. The decrease in yield is due to lower average loan balances coupled with lower effective rates in the loan portfolio during 2011. We continue to have adjustable rate loans re-price at the current lower rate environment and new loans are originated at the current lower market rates.
The allowance for loan losses totaled $16.8 million and $16.9 million at June 30, 2011, and December 31, 2010, representing 64.3% and 49.9% of nonperforming loans, respectively, at those dates. Nonperforming loans (loans with three payments delinquent plus nonaccrual loans) totaled $26.1 million and $33.8 million at June 30, 2011 and December 31, 2010, respectively, constituting 3.9% and 4.9% of total net loans, including loans held for sale. The decrease in non-accrual loan balances is due to credit quality efforts that are discussed above. During 2011 provision for loan losses decreased slightly while the balance in the allowance was comparative to the December balance. See the Allowance for loan losses footnote above for additional information related to change in allowance, delinquency and etc. Net charge-offs totaled $1.3 million for the six months ended June 30, 2011.

The following table sets forth information with respect to Advantage’s nonperforming assets for the periods indicated.

	June 30,	December 31,	December 31,	December 31,	December 31,
Loans accounted for on nonaccrual basis:	2011	2010	2009	2008	2007
(dollars in thousands)
Total nonperforming loans	$26,069	$33,779	$36,449	$53,528	$25,515
Other real estate owned	14,216	10,096	9,660	5,841	5,034

Total nonperforming assets	$40,285	$43,875	$46,109	$59,369	$30,549

Allowance for loan losses	$16,751	$16,870	$16,099	$15,747	$6,623

Nonperforming loans as a percent of total net loans	3.94%	4.92%	5.40%	6.91%	3.13%
Nonperforming assets to total assets	5.25%	5.38%	5.47%	5.93%	2.99%
Allowances for loan losses as a percent of nonperforming loans	64.3%	49.9%	44.2%	29.4%	26.0%
Memo section:
Troubled debt restructurings
Loans and leases restructured and in compliance with modified terms	$12,543	$7,122	$16,645	$11,440	$—

Loans and leases restructured and not in compliance with modified terms	$8,373	$9,276	$4,783	$12,882	$—

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
At June 30, 2011, the Corporation’s other real estate owned (REO) consisted of 185 repossessed properties with a net book value of $14.2 million, an increase of $4.1 million due primarily to two large relationships. Initial loss is recorded as a charge to the allowance for loan losses. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The Corporation reflects costs to carry REO as period costs in operations when incurred. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property.
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
Deposits totaled $631.6 million at June 30, 2011, a decrease of $20.2 million, or 3.1%, from the total at December 31, 2010. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010		Change
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$47,663	0.00%	$46,597	0.00%	$1,066	0.00%
Interest-bearing demand	68,106	0.20	65,679	0.30	2,427	(0.10)
Money market	109,793	0.46	96,294	0.69	13,499	(0.23)
Savings	42,037	0.10	38,665	0.25	3,372	(0.15)
Certificates of deposit — retail	358,014	1.77	392,098	1.93	(34,084)	(0.16)
Certificates of deposit — brokered	6,034	2.89	12,483	3.60	(6,449)	(0.71)

Total deposits	$631,647	1.14%	$651,816	1.38%	$(20,169)	(0.24)

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
In 2010, we implemented a number of organizational and product development initiatives including a new suite of commercial and small business checking accounts, enhancements to our online business cash management system, and the launch of remote deposit capture solution. We believe these products will continue to help us be more competitive for business checking accounts. Additionally, in 2011 we plan to implement paperless statements which will be less costly and more efficient for many customers.
We anticipate an additional $6.4 million in maturities of brokered deposits throughout the remainder of 2011, this will help to maintain the Bank’s margin. Further, by growing core deposits we will improve the long-term funding mix of the Bank’s deposit portfolio by aggregating small business, commercial and retail checking accounts.
Effective January 1, 2010, interest rates paid by Advantage on deposits became subject to limitations as a result of a consent order Advantage entered into with the FDIC and Ohio Division of Financial Institutions in July 2009 (“Consent Order”). Deposits solicited by the Bank cannot significantly exceed the prevailing rates in our market areas. The FDIC has implemented by regulation the statutory language “significantly exceeds” as meaning more than 75 basis points. Although the rule became effective January 1, 2010, Advantage has utilized these standards since mid year 2009.
Advances from the FHLB and other borrowings totaled $68.8 million at June 30, 2011, a decrease of $24.2 million, or 26.0%, from the total at December 31, 2010. The decrease in borrowings was primarily due to early payoff of $21.0 million of borrowings that had a prepayment penalty of $216,000. The sale of investments provided the cash to pay off such borrowings and decrease reliance on this non core funding.
Stockholders’ equity totaled $46.1 million at June 30, 2011 and December 31, 2010. Net changes included the decrease from the sale of investments which decreased accumulated other comprehensive income related to the fair value of our investment securities in the amount of $1.0 million offset partially by net earnings of $789,000.
Comparison of Results of Operations for the Six Months Ended June 30, 2011 and 2010
Camco’s net earnings for the six months ended June 30, 2011, totaled $789,000, an increase of $4.8 million, from the net loss of $4.0 million reported in the comparable 2010 period. On a per share basis, the net earnings during the first half of 2011 were $0.11, compared to $(0.55) per share in the first half of 2010. The increase in earnings was primarily attributable to decreased provision for losses on loans, increased gain on sale of investments which was offset partially by increased general, administrative and other expenses.
Net Interest Income
Net interest income totaled $13.0 million for the six months ended June 30, 2011, an increase of $417,000, or 3.3%, compared to the six month period ended June 30, 2010, generally reflecting the effects of a $47.9 million decrease in the average balance of interest bearing liabilities coupled with the average cost of funding decreasing by 44 basis points year to year. Net interest margin increased to 3.62% in 2011 compared to 3.32% of 2010.

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

	2011			2010
	Average	Interest	Average	Average	Interest	Average
Six Months Ended June 30,	outstanding	earned	yield/	outstanding	earned	yield/
(Dollars in thousands)	balance	/ paid	rate	balance	/ paid	rate
Interest-earning assets:
Loans receivable (1)	$636,523	$17,740	5.57%	$653,612	$18,561	5.67%
Securities	23,856	439	3.68%	50,149	1,073	4.28%
FHLB stock	12,745	493	7.74%	29,888	671	4.49%
Other Interest-bearing accounts	47,422	10	.04%	26,932	2	0.01%

Total interest-earning assets	720,546	18,682	5.19%	760,581	20,307	5.34%

Noninterest-earning assets (2)	75,257			90,781

Total average assets	$795,803			$851,362

Interest-bearing liabilities:
Deposits	598,741	4,107	1.37%	611,745	5,689	1.86%
FHLB advances and other	89,877	1,529	3.40%	124,813	1,989	3.19%

Total interest-bearing liabilities	688,618	5,636	1.64%	736,558	7,678	2.08%

Noninterest-bearing deposits	50,042			41,399
Noninterest-bearing liabilities	11,078			13,182

Total average liabilities	749,738			791,139
Total average shareholders’ equity	46,065			60,223

Total liabilities and shareholders’ equity	$795,803			$851,362

Net interest income/Interest rate spread		$13,046	3.55%		$12,629	3.26%

Net interest margin (3)			3.62%			3.32%

Average interest-earning assets to average interest-bearing liabilities			104.64%			103.30%

(1)	Includes loans held for sale. Loan fees are immaterial.

(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses

(3)	Net interest income as a percent of average interest-earning assets
Interest income on loans totaled $17.7 million for the six months ended June 30, 2011, a decrease of $821,000, or 4.4%, from the comparable 2010 period. The decrease resulted primarily from a decrease in the average balance outstanding of $17.1 million, or 2.6%, from the comparable 2010 period. As discussed previously this is primarily related to the sale of securities and the redemption of FHLB stock in the first quarter of 2011. A 10 basis point decrease in the average yield in the 2011 period also negatively impacted interest income on loans.
Interest income on securities totaled $439,000 for the six months ended June 30, 2011, a decrease of $634,000, or 59.1%, from the first half of 2010. The decrease was due primarily to a $26.3 million decrease in the average balance coupled with a 60 basis point decrease in the average yield, to 3.68% for the 2011 period.
Dividend income on FHLB stock is paid a quarter in arrears, therefore, due to our redemption of $20.0 million in January 2011 the yield is inflated for the current period by the number of days of interest received in January related to the extra $20.0 million of stock. Interest income will decrease in the 3rd quarter and we believe the yield on the asset will be comparable to previous year quarter. Interest income on other interest bearing accounts continues to be low due to higher balances needed to compensate for charges at correspondent banks, leaving less balance for interest calculation offset partially by a slight increase in rates. We have increased cash on hand balances due to the sale of investments at the end of June 2011. We will continue to deploy cash when available by paying down advances, borrowings and higher cost brokered deposits in order to generate additional income.

Interest expense on deposits totaled $4.1 million for the six months ended June 30, 2011, a decrease of $1.6 million, or 27.8%, compared to the same period in 2010 due primarily to a 49 basis point decrease in the average cost of deposits to 1.37% in the current period, coupled with a $13.0 million, or 2.1%, decrease in average interest bearing deposits outstanding. While the cost of deposits was lower in 2011 compared to 2010, the cost of funds in 2011 is expected to stabilize as rates have been at low levels for the past few years. However, we will continue to re-price certificates of deposit in 2011, which should decrease costs slightly if rates continue to be at the current low levels. Although, competitive pressures may limit our ability to reduce interest rates paid on deposits.
Interest expense on borrowings totaled $1.5 million for the six months ended June 30, 2011 a decrease of $460,000, or 23.1%, from the same 2010 six month period. The decrease resulted primarily from a $34.9 million, or 28.0%, decrease in the average borrowings outstanding, offset partially by a 21 basis point increase in the average cost of borrowings to 3.40%.
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
Camco’s loan quality has been negatively impacted by conditions within our market areas which has caused declines in real estate values and deterioration in the financial condition of some of our borrowers. These conditions have led Camco to downgrade the loan quality ratings on various loans through our loan review process. In addition, some of our loans became under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral. As a result, Camco’s provision for loan losses, net charge-offs and nonperforming loans have been significantly higher than historical levels since 2008.
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
Based upon an analysis of these factors, the continued economic outlook and new production we recorded a provision for losses on loans to $1.2 million for the six months ended June 30, 2011, compared to $6.1 million for the same period in 2010. We believe our loans are adequately reserved for probable losses inherent in our loan portfolio at June 30, 2011. However, there can be no assurance that the loan loss allowance will be adequate to absorb actual losses.
Other Income
Other income totaled $4.1 million for the six months ended June 30, 2011, an increase of $738,000, or 22.2%, from the comparable 2010 period. The increase in other income was primarily attributable to a $1.3 million increase in gain on sale of investments, offset partially by the decrease in gain on sale of loans.
Gain on sale of loans decreased due to the sale of three portfolio loans at a loss of $433,000 which was offset by our current year to date gain on the sale of or mortgage banking activity of $433,000, which was a slight decrease of $57,000 from the 2010 period.
General, Administrative and Other Expense
General, administrative and other expense totaled $14.6 million for the six months ended June 30, 2011 an increase of $651,000 or 4.7%, from the comparable period in 2010. The increase in general, administrative and other expense was due to increases in real estate owned and loan expenses, partially offset by decreases in franchise taxes.

The increase in real estate owned expense of $824,000 and loan expenses of $345,000 is reflective of the large real estate owned portfolio and expenses related to ownership such as real estate taxes, and upkeep of properties. These expenses were coupled with the continued decrease in real estate values that have negatively impacted our portfolio values and caused a write down to fair market value. The increase in loan expenses are reflective of additional expenses related to classified assets and the legal aspects related to collection efforts or litigation.
The decrease in franchise taxes is calculated utilizing equity levels. The decrease in expense relates to decreased equity levels. Camco filed a Form S-1 on July 11, 2011 for a potential rights offering with a proposed maximum aggregate offering price of $22.5 million. If Camco pursues the rights offering its franchise taxes will increase due to an increase in equity.
Federal income taxes totaled $537,000 for the six months ended June 30, 2011, an increase of $652,000 compared to the six months ended June 30, 2010. This increase reflects the change for 2011 in the valuation allowance against the Corporation’s net deferred tax asset. In 2011, the Corporation sold available for sale investments that were no longer carrying a deferred position and recorded tax expense related to such transactions.
The Corporation recorded a 100% valuation allowance against the net deferred tax asset in 2010 considering, based on the available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. A cumulative tax loss position is considered significant negative evidence in assessing the realization of a net deferred tax asset, which is difficult to overcome. Reversal of the valuation allowance can be realized in the future based on estimates of projected taxable income.
The Corporation has a net operating loss carryforward for tax purposes of approximately $1 million at June 30, 2011. This compares to a net operating loss carryforward of approximately $13.0 million at December 31, 2010. The net operating loss carryforward was substantially reduced during the six months ended June 30, 2011 as the Corporation generated approximately $12.0 million of taxable income during that period, primarily due to the redemption of the FHLB stock which resulted in taxable income of approximately $10.0 million. As the Corporation executes plans to return to profitability future earnings may benefit from the current operating loss carry-forwards.
Comparison of Results of Operations for the Three Months Ended June 30, 2011 and 2010
Camco’s net earnings for the three months ended June 30, 2011, totaled $137,000, an increase of $4.2 million, from the net loss of $4.1 million, reported in the comparable 2010 period. On a per share basis, the net earnings during the second quarter of 2011 were $0.02, compared to a loss of $(0.57) per share in the second quarter of 2010. The increase in earnings was primarily attributable to a decreased provision for loan and lease losses of $5.0 million. As previously stated the allowance for loan and lease losses totaled $16.8 million and $16.9 million at June 30, 2011 and December 31, 2010, representing 64.3% and 49.9% of nonperforming loans, respectively, at those dates.
Net Interest Income
Net interest income totaled $6.4 million for the three months ended June 30, 2011, an increase of $63,000, or 1.0%, compared to the three-month period ended June 30, 2010, generally reflecting the effects of a $61.6 million decrease in the average balance of interest bearing liabilities coupled with the average cost of funding decreasing by 46 basis points year to year. Net interest margin increased to 3.61% in the second quarter of 2011 compared to 3.39% in the second quarter of 2010.
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

	2011			2010
	Average	Interest	Average	Average	Interest	Average
Three Months Ended June 30,	outstanding	earned	yield/	outstanding	earned	yield/
(Dollars in thousands)	balance	/ paid	rate	balance	/ paid	rate
Interest-earning assets:
Loans receivable (1)	$631,496	$8,839	5.60%	$651,552	$9,281	5.70%
Securities	16,437	84	2.04%	44,952	495	4.40%
FHLB stock	9,888	154	6.23%	29,888	332	4.44%
Other Interest-bearing accounts	55,116	3	0.02%	25,155	1	0.02%

Total interest-earning assets	712,937	9,080	5.09%	751,547	10,109	5.38%

Noninterest-earning assets (2)	67,805			98,182

Total average assets	$780,742			$849,729

Interest-bearing liabilities:
Deposits	595,021	1,918	1.29%	610,144	2,744	1.80%
FHLB advances and other	79,862	726	3.64%	126,367	992	3.14%

Total interest-bearing liabilities	674,883	2,644	1.57%	736,511	3,736	2.03%

Noninterest-bearing deposits	49,427			42,124
Noninterest-bearing liabilities	10,419			11,148

Total average liabilities	734,729			789,783
Total average shareholders’ equity	46,013			59,946

Total liabilities and shareholders’ equity	$780,742			$849,729

Net interest income/Interest rate spread		$6,436	3.52%		$6,373	3.35%

Net interest margin (3)			3.61%			3.39%

Average interest-earning assets to average interest-bearing liabilities			105.6%			102.0%

(1)	Includes loans held for sale. Loan fees are immaterial.

(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses

(3)	Net interest income as a percent of average interest-earning assets
Interest income on loans totaled $8.8 million for the three months ended June 30, 2011, a decrease of $442,000, or 4.8%, from the comparable 2010 period. The decrease resulted primarily from a decrease in the average balance outstanding of $20.1 million, or 3.1%, from the comparable 2010 period. As discussed previously this is primarily related to the sale of securities and the redemption of FHLB stock in the first quarter of 2011. A 10 basis point decrease in the average yield in the 2011 period also negatively impacted interest income on loans.
Interest income on securities totaled $84,000 for the three months ended June 30, 2011, a decrease of $411,000, or 83.0%, from the second quarter of 2010. The decrease was due primarily to a $28.5 million decrease in the average balance coupled with a 236 basis point decrease in the average yield, to 2.04% for the 2011 period.
Dividend income on FHLB stock was consistent with the previous year. Interest on such stock is paid a quarter in arrears, therefore, due to our redemption of $20.0 million in January 2011 the yield is inflated for the current period. We believe the yield on the asset will be comparable to the third quarter of 2010 from the third quarter of 2011. Interest income on other interest bearing accounts continues to be low due to higher balances needed to compensate for charges at correspondent banks leaving less balance for interest calculation, which is offset partially by a slight increase in rates. Cash on hand balances were increased due to the sale of investments at the end of June 2011 but we continue to deploy the cash by paying down advances, borrowings and higher cost brokered deposits when available in order to generate additional income.
Interest expense on deposits totaled $1.9 million for the three months ended June 30, 2011, a decrease of $826,000, or 30.1%, compared to the same quarter in 2010 due primarily to a 51 basis point decrease in the average cost of deposits to 1.29% in the current quarter, coupled with a $15.1 million, or 2.5%, decrease in average interest bearing deposits outstanding. While the cost of deposits was lower in the second quarter of 2011 compared to the second quarter of 2010, the cost in 2011 is expected to stabilize as rates have been at low levels over the past two years. However, we will continue to re-price certificates of deposit in 2011, which should decrease costs slightly if rates continue to be at the current low levels. However, competitive pressures may limit our ability to reduce interest rates paid on deposits.

Interest expense on borrowings totaled $726,000 for the three months ended June 30, 2011 a decrease of $266,000, or 26.8%, from the same 2010 three-month period. The decrease resulted primarily from a $46.5 million, or 36.8%, decrease in the average borrowings outstanding offset partially by a 50 basis point increase in the average cost of borrowings to 3.64%.
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
Camco’s loan quality has been negatively impacted by the conditions within our market areas which has caused declines in real estate values and deterioration in the financial condition of some of our borrowers. These conditions have led Camco to downgrade the loan quality ratings on various loans through our loan review process throughout the past two years. In addition, some of our loans became under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral. As a result, Camco’s provision for loan losses, net charge-offs and nonperforming loans have been significantly higher than historical levels since 2008.
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
Based upon an analysis of these factors, the continued economic outlook and new loan quality production, we increased the provision for losses on loans to strengthen our allowance in previous quarters. Due to the previous strengthening of the allowance and the decrease in our non-accrual and classified assets we determined that a much lesser provision was needed for this quarter. An additional $197,000 was added to the provision for the three months ended June 30, 2011, compared to $5.2 million for the same period in 2010. We believe our loans are adequately reserved for probable losses inherent in our loan portfolio at June 30, 2011. However, there can be no assurance that the loan loss allowance will be adequate to absorb actual losses.
Other Income
Other income totaled $1.0 million for the three months ended June 30, 2011 a decrease of $574,000, or 35.8%, from the comparable 2010 period. The decrease in other income was primarily attributable to a $353,000, or 135.3% decrease in gain on sale of loans related to losses on three portfolio loans of $283,000, which was offset partially by our current year to date gain on the sale of or mortgage banking activity of $191,000, offset partially by normal residential fixed rate secondary market activity. This was coupled with the liquidation of Camco Title on March 31, 2011 and earnings related to the subsidiary in the previous period.
General, Administrative and Other Expense
General, administrative and other expense totaled $7.1 million for the three months ended June 30, 2011, an increase of $166,000 or 2.4%, from the comparable period in 2010. The increase in general, administrative and other expense was due to increases in real estate owned and loan expenses partially offset by decreases in employee compensation and professional services.
The increase in real estate owned expense of $416,000 and loan expenses of $265,000 is reflective of the large real estate owned portfolio and expenses related to ownership such as real estate taxes, and upkeep of properties. These expenses were coupled with the continued falling of real estate values that have negatively impacted our portfolio values and caused a write down to fair market value. The increase in loan expenses are reflective of additional expenses related to classified assets and the legal aspects related to collection efforts or litigation.

The decrease in employee compensation is due to a decrease in the total number of employees. The Corporation has made it a priority to identify cost savings opportunities throughout its operations and is committed to maintaining cost control measures, believing that the effort will play a major role in improving its performance. The Corporation also believes that its technology allows it to be efficient in its back-office operations. In addition, as the level of nonperforming assets is reduced, the operating costs associated with carrying those assets, such as maintenance, legal proceedings, insurance and taxes will decrease.
Federal Income Taxes
Federal income tax benefit totaled $11,000 for the three months ended June 30, 2011 a decrease of $102,000, compared to the three months ended June 30, 2010. This decrease reflects the change in our 100% valuation allowance that was taken in September 2010 on the Corporation’s deferred tax asset. At June 30, 2011, the Corporation has a federal net operating loss carry-forward of approximately $1 million available to offset future taxable income.
The Corporation recorded a 100% valuation allowance against the net deferred tax asset in 2010 considering, based on the available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. A cumulative tax loss position is considered significant negative evidence in assessing the realization of a net deferred tax asset, which is difficult to overcome. Reversal of the valuation allowance can be realized in the future based on estimates of projected taxable income.
The Corporation has a net operating loss carryforward for tax purposes of approximately $1 million at June 30, 2011. This compares to a net operating loss carryforward of approximately $13.0 million at December 31, 2010. The net operating loss carryforward was substantially reduced during the six months ended June 30, 2011 as the Corporation generated approximately $12.0 million of taxable income during that period, primarily due to the redemption of the FHLB stock which resulted in taxable income of approximately $10.0 million. As the Corporation executes plans to return to profitability future earnings may benefit from the current operating loss carry-forwards.
Additional Capital
The Corporation’s Tier 1 capital at June 30, 2011 did not meet the requirements set forth in the Consent Order or the Memorandum of Understanding (the “MOU”) that Camco entered into with the Federal Reserve Board of Governors (“FRB”) on March 4, 2009 as those agreements are discussed under “Liquidity and Capital Resources” below. As a result, the Corporation will need to increase capital levels to meet the standards set forth by the FDIC, Ohio Division and FRB. The Corporation has engaged an investment banking firm and has developed a capital plan that includes, but is not limited to, the potential for balance sheet reduction, the sale of branches, issuing common stock, preferred stock, debt or some combination of those issuances, or other financing alternatives that will be treated as capital. Although the Corporation anticipates raising additional capital, the Board of Directors has not yet determined the type, timing, amount, or terms of possible securities to be issued in the offering, and there are no assurances that an offering will be completed or that the Corporation will succeed in this endeavor. On July 11, 2011, the Board decided to file a Form S-1 for a public rights offering. This is only one of several alternatives currently being evaluated by the Board and there is no assurance that this be the final capital raising measure pursued. However, the Board believed it was prudent to make the filing so that it could move quickly once its evaluation of available alternatives is complete. In addition, a transaction, which would likely involve equity financing would result in substantial dilution to current stockholders and could adversely affect the price of the Corporation’s common stock.
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
Camco is a single bank holding company with its primary source of liquidity derived from dividends received from the Bank which are dependent on the Bank’s cash flow and earnings. Ohio statutes also impose certain limitations on a bank’s payment of dividends and other capital distributions. Currently, a Consent Order prohibits the Bank from paying a dividend to Camco without prior approval of the FDIC and Ohio Division. Camco has $5.0 million in trust preferred securities outstanding with a maturity date of 2037 and a provision that provides for a deferment of interest payment for up to 20 consecutive quarters without default, if required. Based on notification received from the FRB on April 30, 2009, Camco was required to exercise this provision to defer interest payments and has deferred a total of nine quarters as of June 30, 2011. Further, as a result of entering into the MOU, Camco is prohibited from paying dividends to our stockholders without first obtaining the approval of the FRB. Our ability to pay dividends to stockholders is dependent on our net earnings. Increases in loan losses or higher regulatory capital reserve requirements may also jeopardize our ability to pay dividends.

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
Liquidity is monitored and assessed daily in order to meet deposit, loan and operational needs of the Bank. A liquidity contingency funding plan at both the Camco and Bank levels identifies liquidity thresholds and red flags that may evidence liquidity concerns or future crises. The contingency plan details specific actions to be taken by management and the Board of Directors should such an incident arise and identifies sources of both asset and liability based liquidity. In conjunction with the Corporation’s asset/liability and interest rate risk management activities, we actively monitor liquidity risk and analyze various scenarios that could impact or impair Camco’s ability to access emergency funding during a liquidity crisis.
Liquid assets consist of cash and interest-bearing deposits in other financial institutions, investments and mortgage-backed securities. Approximately $9.4 million, or 65.4%, of our investment portfolio is expected to mature or prepay during the next 12 months. While these maturities could provide a source of liquidity in the short term, the collateral requirements of public deposits and repurchase agreements limit our ability to use these funds freely. State and local political subdivision deposits equaled $2.0 million at June 30, 2011, and $4.2 million at December 31, 2010.
Liquidity sources also include deposits, borrowings and principal and interest repayments on loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are influenced more by interest rates, general economic conditions, and competition and are difficult to predict. Approximately $206.4 million of the Corporation’s certificate of deposit portfolio is scheduled to mature during the next 12 months. Depositors continue a preference toward short-term certificates or other issuances less than 18 months. The shorter term preference places additional liquidity pressure on the Corporation, however, management has seen a weakening in competition for deposits in the current economic environment. A material loss of these short-term deposits could force us to seek funding through contingency sources, which may negatively impact earnings.
Management may augment liquidity and core deposit funding utilizing diversified and reliable sources of wholesale funds. Borrowings with up to 90 days maturity may be used to compensate for reduction in other sources of funds or to support lending activities. The Bank’s loan portfolio and FHLB stock provide collateral to support its borrowing needs. Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions. One wholesale funding source historically used by the Bank is brokered deposits. At June 30, 2011, such deposits have declined to $6.4 million, exclusive of CDARS deposits and will be repaid by the end August 2011.
FHLB advances are another funding source. While significant strategic and tactical focus is currently being placed on deposit growth, borrowings and additional borrowing capacity at the FHLB are still vital sources of liquidity and growth funding. However, our total borrowing capacity at the FHLB is dependent on the level of eligible collateral assets held by the Bank and the Bank’s credit rating with the FHLB. Available capacity at the FHLB has been increased by pay downs of advances during 2011. The inability of the Bank to access contingency funding from the FHLB may significantly limit our growth and negatively affect earnings, however, the Bank has improved on-balance-sheet liquidity in response to FHLB’s higher collateral maintenance requirements.
We plan to continue to monitor our funding sources through wholesale deposits and FHLB borrowings, but recognize that our current credit risk profile may restrict these sources. Our Funds Management Group monitors the market deposit rates to allow for competitive pricing in order to raise funds through deposits. Funds in excess of loan demand and available borrowing repayments will be held in short-term investments or federal funds sold. We are taking these actions to proactively prepare for the possibility of continued balance sheet management opportunities, possible credit markets deteriorations and non-performing loan status changes, which may change our borrowing capacity at the FHLB further.

The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of June 30, 2011.

	Payments due by period
	Less
	than	1 - 3	3 - 5	More than
	1 year	Years	years	5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$187	$458	$384	$28	$1,057
Advances from the FHLB	10,000	32,305	20,222	6,238	68,765
Repurchase agreements	6,715	—	—	—	6,715
Certificates of deposit	204,892	117,235	42,165	6	364,048
Subordinated debentures (1)	—	—	—	5,000	5,000
Ohio equity funds for housing	103	201	292	36	632

Amount of commitments expiring per period:
Commitments to originate loans:
Revolving open-end lines secured by 1-4 residential properties	$42,300	$—	$—	$—	$42,300
Not secured by real estate	18,822	—	—	—	18,822
One- to four-family construction loan	1,535	—	—	—	1,535
Commercial real estate, other construction loan and land development	21,709	—	—	—	21,709
Commercial and industrial and other unused commitments	8,678	—	—	—	8,678
Letters of credit	350	—	—	—	350
Total contractual obligations	$315,291	$150,199	$63,063	$11,308	$539,861

(1)	The subordinated debentures are redeemable, at Camco’s option.

The debentures mature on September 15, 2037.
We anticipate that we will have sufficient funds available to meet our current loan commitments. Based upon historical deposit flow data, the Bank’s competitive pricing in its market and management’s experience, we believe that a significant portion of our maturing certificates of deposit in the next 12 months will remain with the Bank, but recognize the risk but recognize the risk related to a large portion of the certificates of deposit maturing within three years.
Liquidity management is both a daily and long-term management process. In the event that we should require funds beyond our ability to generate them internally, additional funds are available through the use of FHLB advances, internet deposits, and through the sales of loans or securities.
As a result of the Camco Agreement with the FRB, Camco has elected to defer further interest payments on the subordinated debt securities relating to the trust preferred securities of Camco Financial Corporation Trust 1. The Company has the right under the indenture for the subordinated debt securities to defer interest payments for up to 20 consecutive calendar quarters. The deferral provisions for the securities were intended to provide the Corporation with a measure of financial flexibility during times of financial stress due to market conditions, such as the current state of the financial and real estate markets.
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

Camco and Advantage are required to maintain minimum regulatory capital pursuant to federal regulations. The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at June 30, 2011:

						To be “well-
						capitalized” under
			For capital			prompt corrective
	Actual		Adequacy purposes			action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$58,442	9.57%	>$	48,877	> 8.0%	>$	61,096	10.0%

Advantage Bank	$55,578	9.12%	>$	48,763	> 8.0%	>$	60,953	10.0%

Tier I capital to risk-weighted assets:
Camco Financial Corporation	$50,710	8.30%	>$	24,439	> 4.0%	>$	36,658	6.0%

Advantage Bank	$47,846	7.85%	>$	24,381	> 4.0%	>$	36,572	6.0%

Tier I leverage to average assets:
Camco Financial Corporation	$50,710	6.49%	>$	31,274	> 4.0%	>$	39,093	5.0%

Advantage Bank	$47,846	6.14%	>$	31,152	> 4.0%	>$	38,940	5.0%

Federal law prohibits a financial institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized. Additionally, the payment of dividends by Advantage to Camco and by Camco to stockholders is subject to restriction by regulatory agencies. These restrictions normally limit dividends from the Bank to the sum of the Bank’s current and prior two years’ earnings, as defined by the agencies.
On March 4, 2009, Camco entered into a Memorandum of Understanding (the “MOU”) with the FRB. The MOU prohibits Camco from engaging in certain activities while the MOU is in effect, including, without the prior written approval of the FRB, (1) the declaration or payment of dividends to stockholders or (2) the repurchase of Camco’s stock.
On April 30, 2009, Camco was notified by the FRB that it had conducted a “surveillance review” as of December 31, 2008. Based on that review, the FRB notified Camco that it must (i) eliminate stockholder dividends and (ii) defer interest payments on its 30-year junior subordinated deferrable interest notes that were issued to its wholly-owned subsidiary, Camco Statutory Trust I, in its trust preferred financing that was completed in July 2007. These prohibitions were memorialized in a written agreement with the FRB on August 5, 2009 (the “Camco Agreement”). Camco and Camco Statutory Trust I, are permitted to defer interest and dividend payments, respectively, for up to five consecutive years without resulting in a default. As of June 30, 2011, Camco had deferred payments for nine quarters. Camco may not resume these dividend or interest payments until it receives approval from the FRB.
The Camco Agreement also requires Camco to obtain FRB approval prior to: (i) receiving dividends or any other form of payment representing a reduction in capital from Advantage; (ii) making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities; (iii) incurring, increasing or guaranteeing any debt; or (iv) repurchasing any Camco stock.
Advantage entered into the Consent Agreement with the FDIC and the State of Ohio, Division of Financial Institutions (“Ohio Division”) that provided for the issuance of an order by the FDIC and the Ohio Division, which order was executed by the FDIC and Ohio Division on July 31, 2009 (the “Bank Agreement”). The Consent Agreement requires Advantage to, among other things, (i) increase its Tier 1 leverage capital ratio to 8%; and (ii) seek regulatory approval prior to declaring or paying any cash dividend. As a result of the Consent Agreement, Advantage is disqualified as a public depository under Ohio law and will incur higher premiums for FDIC insurance of its accounts. Advantage is not in compliance with the capital requirement of the Consent Order and must raise additional capital.
As a result of the recent downturn in the financial markets, the availability of many sources of capital (principally to financial service companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the downturn. Management cannot predict when or if the capital markets will return to more favorable conditions.

There can be no assurances that the Corporation will be successful in its efforts to raise additional capital during 2011. An equity financing transaction would result in substantial dilution to the Corporation’s current stockholders and could adversely affect the market price of the Corporation’s common stock. We are unable to predict if these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to the regulatory restrictions which exist that prohibit dividends between the Bank and Camco, which may cause Camco to be unable to meet its financial obligations in the normal course of business. Further, a material failure to comply with the provisions of the MOU, Camco Agreement or Consent Order could result in additional enforcement actions by the FDIC, the Ohio Division or the FRB.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable.
Item 4: Controls and Procedures
Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Camco’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures were effective as of June 30, 2011. During the quarter ended June 30, 2011, there were no changes in Camco’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Camco’s internal controls over financial reporting.
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
(b) Not applicable
(c) Not applicable
ITEM 3. Defaults Upon Senior Securities
Not applicable
ITEM 4. (Removed and Reserved)
ITEM 5. Other Information
Not applicable

ITEM 6. Exhibits

Exhibit 3(i)	Third Restated Certificate of Incorporation of Camco Financial Corporation, as amended	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Film no. 04668873 (“2003 Form 10-K), Exhibit 3(i)

Exhibit 3(ii)	2003 Amended and Restated By-Laws of Camco Financial Corporation	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Exhibit 3(ii)

Exhibit 10	2011 Incentive Award Plan	Incorporated by reference to Camco’s 8-K filed on April 26, 2011

Exhibit 31(i)	Section 302 certification by Chief Executive Officer

Exhibit 31(ii)	Section 302 Certification by Chief Financial Officer

Exhibit 32(i)	Section 1350 certification by Chief Executive Officer

Exhibit 32(ii)	Section 1350 certification by Chief Financial Officer

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2011	By:	/s/ James E. Huston
James E. Huston
Chief Executive Officer

Date: August 10, 2011	By:	/s/ John E. Kirksey
John E. Kirksey
Chief Financial Officer