Form 10-Q
period 2011-09-30
CAMCO FINANCIAL CORP
filed 2011-11-10
CIK 16614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 10, 2011, the latest practicable date, 7,205,595 shares of the registrant’s common stock, $1.00 par value, were outstanding.

Camco Financial Corporation
INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Statements of Financial Condition	3

Consolidated Statements of Earnings	4

Consolidated Statements of Comprehensive Income	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	37

PART II — OTHER INFORMATION	38

SIGNATURES	40

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Item 1.	Financial Statements
Camco Financial Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Cash and due from banks	$14,764	$13,143
Interest-bearing deposits in other financial institutions	54,943	15,971

Cash and cash equivalents	69,707	29,114
Securities available for sale, at market	10,996	30,768
Securities held to maturity, at cost	3,493	3,948
Loans held for sale — at lower of cost or fair value	10,445	2,208
Loans receivable — net	636,388	667,840
Office premises and equipment — net	8,786	9,928
Real estate acquired through foreclosure	12,592	10,096
Federal Home Loan Bank stock — at cost	9,888	29,888
Accrued interest receivable	3,030	3,521
Mortgage servicing rights — at lower of cost or market	3,628	3,841
Prepaid expenses and other assets	4,935	4,426
Cash surrender value of life insurance	19,718	19,388

Total assets	$793,606	$814,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$624,327	$651,816
Other Borrowings	10,672	11,530
Advances from the Federal Home Loan Bank	101,186	92,934
Advances by borrowers for taxes and insurance	1,393	2,413
Accounts payable and accrued liabilities	9,724	10,170

Total liabilities	747,302	768,863

Commitments	—	—

Stockholders’ equity:
Preferred stock — $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock — $1 par value; authorized 29,900,000 shares; 8,884,508 shares issued at September 30, 2011 and December 31, 2010	8,885	8,885
Unearned compensation	(39)	(94)
Additional paid-in capital	60,494	60,260
Retained earnings	1,088	136
Accumulated other comprehensive income (loss) net of related tax effects	(10)	1,030
Treasury stock 1,678,913 shares at September 30, 2011 and December 31, 2010, at cost	(24,114)	(24,114)

Total stockholders’ equity	46,304	46,103

Total liabilities and stockholders’ equity	$793,606	$814,966

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
(unaudited)	2011	2010	2011	2010
Interest and dividend income
Loans	$26,455	$28,074	$8,715	$9,513
Mortgage-backed securities	359	1,291	19	388
Investment securities	152	224	53	54
Other interest-earning accounts	602	1,010	99	337

Total interest and dividend income	27,568	30,599	8,886	10,292
Interest Expense
Deposits	5,841	8,259	1,734	2,570
Borrowings	2,215	2,961	686	972

Total interest expense	8,056	11,220	2,420	3,542

Net interest income	19,512	19,379	6,466	6,750
Provision for losses on loans	1,438	17,524	228	11,407

Net interest income (loss) after provision for losses on loans	18,074	1,855	6,238	(4,657)

Other income
Late charges, rent and other	901	1,234	336	497
Loan servicing fees	905	952	300	315
Service charges and other fees on deposits	1,580	1,719	548	603
Gain on sale of loans	129	822	129	332
Mortgage servicing rights — net	(213)	(622)	(352)	(528)
Gain (loss) on sale of fixed assets	15	1	11	2
Gain (loss) on sale of investments	1,267	—	(9)	—
Income on cash surrender value of life insurance	659	656	222	221

Total other income	5,243	4,762	1,185	1,442

General, administrative and other expenses
Employee compensation and benefits	9,565	10,121	3,034	3,467
Occupancy and equipment	2,219	2,219	767	734
Federal deposit insurance premiums and other insurance	1,541	1,673	444	538
Data processing	834	842	273	276
Advertising	277	275	95	105
Franchise taxes	514	814	166	280
Postage, supplies and office expenses	709	829	238	262
Travel and training	185	183	65	106
Professional services	1,093	1,075	391	292
Deposit and transaction processing expenses	559	572	191	194
Real estate owned and other expenses	3,020	1,653	1,365	822
Loan expenses	1,307	1,472	226	735

Total general, administrative and other expense	21,823	21,728	7,255	7,811

Earnings (loss) before federal income taxes	1,494	(15,111)	168	(11,026)

Federal income taxes (benefit)	542	457	5	572

NET EARNINGS (LOSS)	$952	$(15,568)	$163	$(11,598)

EARNINGS (LOSS) PER SHARE
Basic	$0.13	$(2.16)	$0.02	$(1.61)

Diluted	$0.13	$(2.16)	$0.02	$(1.61)

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
(unaudited)	2011	2010	2011	2010

Net earnings (loss)	$952	(15,568)	$163	$(11,598)

Other comprehensive income, net of tax:
Unrealized holding gains on securities during the period, net of tax effects of $(105) and $50, $2 and $(49) for the respective periods	(1,040)	97	3	96

Reclassification adjustment for realized gains included in net earnings, net of taxes of $(431) and $0, $3 and $0 for the respective periods	1,267	—	(9)	—

Comprehensive income (loss)	$1,179	(15,471)	$157	$(11,502)

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
(In thousands)

	2011	2010
	(unaudited)
Cash flows from operating activities:
Net earnings (loss) for the period	$952	$(15,568)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees	(256)	78
Amortization of premiums and discounts on investment and mortgage-backed securities — net	(56)	9
Amortization of mortgage servicing rights — net	879	1,828
Depreciation and amortization	922	920
Provision for losses on loans	1,438	17,524
Stock option expense	234	138
Provisions for losses on REO	627	617
(Gain) loss on sale of real estate acquired through foreclosure	423	(2)
Restricted stock / unearned compensation	55	31
Gain on sale of investments	(1,267)	—
Gain on sale of loans	(129)	(822)
(Gain) loss on sale of assets	(14)	1
Loans originated for sale in the secondary market	(51,557)	(60,326)
Proceeds from sale of loans in the secondary market	43,449	49,480
Net increase in cash surrender value of life insurance	(529)	(529)
Increase (decrease) in cash due to changes in:
Accrued interest receivable	491	234
Prepaid expenses and other assets	(509)	483
Accrued interest and other liabilities	(446)	59

Net cash (used in) operating activities	(5,293)	(5,845)

Cash flows provided by (used in) investing activities:
Principal repayments, maturities on securities held to maturity	452	246
Principal repayments, maturities on securities available for sale	7,602	20,505
Purchases of investment securities designated as available for sale	(15,395)	—
Purchases of investment securities designated as held to maturity	—	(1,623)
Proceeds from sale of investments	27,205	—
Redemption of FHLB Stock	20,000	—
Loan principal repayments	153,194	94,537
Loan disbursements and purchased loans	(132,695)	(134,825)
Proceeds from sale of office premises and equipment	1,081	20
Proceeds from surrender of life insurance	199	160
Additions to office premises and equipment	(847)	(295)
Proceeds from sale of real estate acquired through foreclosure	6,205	2,457
Net cash provided by (used in) investing activities	67,001	(18,818)

Net cash provided by (used in) operating and investing activities balance carried forward	61,708	(24,663)

Camco Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the nine months ended September 30,
(In thousands)

	2011	2010

Net cash provided by (used in) operating and investing activities (balance brought forward)	$61,708	$(24,663)

Cash flows used in financing activities:
Net decrease in deposits	(27,489)	(11,965)
Proceeds from Federal Home Loan Bank advances and other borrowings	149,659	145,185
Repayment of Federal Home Loan Bank advances and other borrowings	(142,265)	(110,752)
Decrease in advances by borrowers for taxes and insurance	(1,020)	(630)

Net cash provided by (used in) financing activities	(21,115)	21,838

Increase (decrease) in cash and cash equivalents	40,593	(2,825)

Cash and cash equivalents at beginning of period	29,114	38,153

Cash and cash equivalents at end of period	$69,707	$35,328

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$8,074	$11,955
Income taxes paid	475	—
Recognition of mortgage-servicing rights	453	585
Transfers from loans to real estate acquired through foreclosure	9,751	3,968

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2010. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine- and three-month periods ended September 30, 2011, are not necessarily indicative of the results which may be expected for the entire year.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of mortgage servicing rights, federal income taxes, the valuation of deferred tax assets and other real estate. Actual results could differ from those estimates.

We believe the accounting estimates related to the allowance for loan losses, the capitalization, amortization, and valuation of mortgage servicing rights, net operating loss carry forward, deferred income taxes and other real estate are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period because they require us to make assumptions concerning the changes in the types and volumes of the portfolios, rates of future prepayments, and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on Camco’s assets reported on the balance sheet as well as its net earnings.

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

Each quarter, management analyzes the adequacy of the allowance for loan losses based on review of the loans in the portfolio along with an analysis of external factors (including current economy, unemployment rates, housing price depreciation, etc.) and historical delinquency and loss trends. The allowance is developed through specific components: 1) the specific allowance for loans subject to individual analysis, 2) the specific allowance for modified loans related to troubled debt restructuring, 3) the allowance for classified loans not otherwise subject to individual analysis and 4) the allowance for non-classified loans (primarily homogenous).

Classified loans with indication or acknowledgment of deterioration are subject to individual analysis. Loan classifications are those used by regulators consisting of Special Mention, Substandard, Doubtful and Loss. In evaluating these loans for impairment, the measure of expected loss is based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Additionally, modifications and troubled debt restructures (“TDR”) are classified when a borrower has financial difficulties and the bank grants concessions it would not ordinarily make, such as reducing either the interest rate or the principal amount owned, reducing payments or lengthening amortization. Once a loan has been classified as TDR it continues in this classification until it is paid in full or until such time as its terms are substantially equivalent to terms on new loans with comparable risks. TDR’s are considered impaired and if needed a specific reserve is calculated. The specific reserve is calculated on the present value of cash flow method or based on the fair value of the collateral if the loan is collateral dependent.. All other classified assets and non-classified assets are combined with the homogenous loan pools and segregated into collateral codes. Loss rate factors are developed for each collateral code which is used to estimate losses and determine an allowance. The loss factors for each code incorporate historical delinquency, classification, and charge-off rates and adjusted for economic factors and an estimated loss scenario. While the Corporation strives to reflect all known risk factors in its evaluations, these evaluations are by their nature imprecise and based in part on factors beyond the Bank’s control.

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

Income tax returns are subject to audit by the IRS. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. During 2011, the IRS began an examination of the Corporation’s tax returns for the year ended December 31, 2009. Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events.

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

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under outstanding stock options. The computations were as follows for the period ended September 30, 2011:

	For the nine months		For the three months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
	(In thousands)
BASIC:
Net Earnings (Loss)	$952	$(15,568)	$163	$(11,598)

Weighted average common shares outstanding	7,206	7,206	7,206	7,206

Basic earnings (loss) per share	$0.13	$(2.16)	$0.02	$(1.61)

DILUTED:
Net Earnings (Loss)	$952	$(15,568)	$163	$(11,598)

Weighted average common shares outstanding	7,206	7,206	7,206	7,206
Dilutive effect of stock options	—	—	—	—

Total common shares and dilutive potential common shares	7,206	7,206	7,206	7,206
Diluted earnings (loss) per share	$0.13	$(2.16)	$0.02	$(1.61)

Anti-dilutive options to purchase 599,078 and 467,054 shares of common stock with respective weighted-average exercise prices of $4.85 and $13.95 were outstanding at September 30, 2011 and 2010, respectively, but were excluded from the computation of common share equivalents for each of the nine months ended, because the exercise prices were greater than the average market price of the common shares.

Anti-dilutive options to purchase 599,078 and 467,054 shares of common stock with respective weighted-average exercise prices of $4.85 and $5.87 were outstanding at September 30, 2011 and 2010, respectively, but were excluded from the computation of common share equivalents for each of the three month periods, because the exercise prices were greater than the average market price of the common shares.

5.	Stock Option Plans
The Corporation follows a fair-value based method for valuing stock-based compensation that measures compensation cost at the grant date based on the fair value of the award.

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted during the nine months ended September 30, 2011 and 2010:

	2011	2010

Fair value, calculated	$1.49	$1.65
Exercise Price	$2.14	$2.51
Risk-free interest rate	3.58%	3.61%
Expected stock price volatility	57.30%	51.62%
Expected dividend yield	—	—
Expected Life	10 years	10 years
A summary of the status of the Corporation’s stock option plans as of September 30, 2011 and December 31, 2010, and changes during the periods ending on those dates is presented below:

	Nine Months ended		Year ended
	September 30, 2011		December 31, 2010
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of period	463,642	$5.84	260,833	$10.59
Granted	161,538	2.14	260,729	2.51
Exercised	—	—	—
Forfeited	(23,102)	5.78	(57,920)	12.21
Expired	(3,000)	—	—	—

Outstanding at end of period	599,078	4.85	463,642	$5.84

Options exercisable at period end	329,203	6.82	257,037	$8.24

Weighted-average fair value of options granted during the period		$1.49		$1.65

The following information applies to options outstanding at September 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.90 – $2.51	472,822	8.6	$2.39	206,813	$2.44
$8.92	19,260	6.3	8.92	15,394	8.92
$11.36 – $14.16	52,121	4.1	13.46	52,121	13.46
$16.13 – $17.17	54,875	2.6	16.45	54,875	16.45

	599,078	7.6	$4.85	329,203	$6.82
6.	Fair Value

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
Investment Securities: Fair value for investment securities is based on quoted market prices and dealer quotes. When quoted market prices are not available, fair value is estimated using prices for similar assets or other observable inputs.
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
Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Financial assets
Cash and cash equivalents	$69,707	$69,707	$29,114	$29,114
Investment securities available for sale	10,996	10,996	30,768	30,768
Investment securities held to maturity	3,493	3.547	3,948	3,993
Loans held for sale	10,445	10,635	2,208	2,254
Loans receivable	636,388	637,212	667,840	643,646
Federal Home Loan Bank stock	9,888	9,888	29,888	29,888
Accrued interest receivable	3,030	3,030	3,521	3,521

Financial liabilities
Deposits	$624,327	$617,378	$651,816	$642,893
Advances from the Federal Home Loan Bank	101,186	106,010	92,934	97,711
Repurchase agreements	5,672	5,672	6,530	6,530
Subordinated debentures	5,000	4,906	5,000	4,839
Advances by borrowers for taxes and insurance	1,393	1,393	2,413	2,413
Accrued interest payable	1,627	1,627	1,646	1,646
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

The following table presents financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance	Level 1	Level 2	Level 3
September 30, 2011
Securities available for sale:
U.S. government sponsored enterprises	$9,312	$—	$9,312	$—
Corporate equity securities	51	—	8	43
Mortgage-backed securities	1,633	—	1,633	—
December 31, 2010
Securities available for sale:
U.S. government sponsored enterprises	$2,065	$—	$2,065	$—
Corporate equity securities	98	—	55	43
Mortgage-backed securities	28,605	—	28,605	—
The following table presents financial assets and liabilities measured on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance	Level 1	Level 2	Level 3
September 30, 2011

Impaired loans	$23,695	—	—	$23,695
Real estate acquired through foreclosure	12,592	—	—	12,592

December 31, 2010
Impaired loans	$20,518	—	—	$20,518
Real estate acquired through foreclosure	10,096	—	—	10,096

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

The allowance for loan losses is a reserve established through a provision which is charged to expense and represents management’s best estimate of probable losses that could be incurred within the existing portfolio of loans. The allowance is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s allowance for possible loan loss methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The amount of the provision reflects not only the necessary allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including, among other things changes in market interest rates and other factors in the local economies that we serve, such as unemployment rates and real estate market values.

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

Loans identified as losses by management are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements.
Loan balances and change in the allowance for loan losses as of September 30, 2011 are summarized as follows:

						Commercial &	Commercial
			Multi-	Land, Farm		Non-	and
(in thousands)	Construction	Consumer	Family	& Ag Loans	Residential	Residential	Industrial	Total

Allowance for credit losses:
Beginning balance December 31, 2010	$166	$246	$2,860	$849	$8,050	$3,638	$1,061	$16,870
Charge-offs	—	(60)	(85)	(107)	(2,000)	(1,066)	(48)	(3,366)
Recoveries	—	3	156	210	488	118	98	1,073
Provision (1)	(145)	(80)	(132)	(248)	1,530	1,081	(568)	1,438

Ending balance September 30, 2011	$21	$109	$2,799	$704	$8,068	$3,771	$543	$16,015

Ending balance
Individually evaluated for impairment	$—	$—	$868	$194	$1,045	$1,301	$—	3,408

Collectively evaluated for impairment	$21	$109	$1,931	$510	$7,023	$2,470	$543	$12,607

Portfolio balances:
Collectively evaluated for impairment	$34,381	$3,545	$70,278	$14,799	$316,986	$150,153	$38,566	$628,708
Individually evaluated for impairment
With no related allowance	—	—	100	—	396	902	624	2,022
With related allowance	—	—	5,236	1,216	9,059	5,857	305	21,673

Ending balance	$34,381	$3,545	$75,614	$16,015	$326,441	$156,912	$39,495	$652,403

(1)	Reclassifications of portfolio balance between Commercial and Industrial and Commercial & Non-Residential created a portion of the change in provision for the current period.

Change in the allowance for loan losses for the year ended December 31, 2010 and loan balances as of December 31, 2010 are summarized as follows:

						Commercial &	Commercial
			Multi-	Land, Farm		Non-	and
(in thousands)	Construction	Consumer	Family	& Ag Loans	Residential	Residential	Industrial	Total

Allowance for credit losses:
Beginning balance January 1, 2010	$338	$98	$731	$628	$10,519	$3,148	$637	$16,099
Charge-offs	(482)	(28)	(1,535)	(2,283)	(7,530)	(3,688)	(3,399)	(18,945)
Recoveries	39	9	103	247	490	157	211	1,256
Provision	271	167	3,561	2,257	4,571	4,021	3,612	18,460

Ending balance December 31, 2010	$166	$246	$2,860	$849	$8,050	$3,638	$1,061	$16,870

Ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$256	$1,171	$170	$1,597

Collectively evaluated for impairment	$166	$246	$2,860	$849	$7,794	$2,467	$891	$15,273

Portfolio balances:
Collectively evaluated for impairment	$26,530	$3,828	$71,162	$10,905	$369,755	$155,326	$27,607	$665,113
Individually evaluated for impairment
With no related allowance	—	—	3,180	1,549	3,122	4,122	706	12,679
With related allowance	—	—	—	—	2,706	4,503	630	7,839

Ending balance	$26,530	$3,828	$74,342	$12,454	$375,583	$163,951	$28,943	$685,631

Non-accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, the loan is more than three payments past due as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is recognized when the loan is returned to accrual status and all the principal and interest amounts contractually due are brought current (minimum of six months) or future payments are reasonably assured. Future payments interest income will be recognized while the previous payments of interest (during non-accrual status) will not be recognized until payoff or refinance.

The following table details non-accrual loans at September 30, 2011 and December 31, 2010:

	Non-Accrual	Non-Accrual
(in thousands)	September 30, 2011	December 31, 2010
Construction	$20	$1,791
Land, Farmland, Ag Loans	375	—
Residential	21,884	21,498
Commercial	2,703	7,717
Consumer	119	39
Commercial and industrial	169	706
Multi Family	442	2,028

Total	$25,712	$33,779

An age analysis of past due loans, segregated by class of loans were as follows:

		Loans 60
		- 89 or					Accruing
	Loans 30-59	More	Loans 90+				Loans 90
	Days Past	Days Past	Days Past	Total Past		Total	Days Past
September 30, 2011	Due	Due	Due	Due	Current	Loans	Due
(in thousands)
Construction	$—	$—	$—	$—	$34,381	$34,381	$—
Land, Farmland, Ag Loans	105	—	161	266	15,749	16,015	—
Residential / prime	634	260	4,801	5,695	242,942	248,637	—
Residential / subprime	4,355	1,961	9,377	15,693	62,111	77,804	—
Commercial	—	—	1,510	1,510	155,402	156,912	—
Consumer	17	1	18	36	3,509	3,545
Commercial and industrial	—	69	45	114	39,381	39,495	—
Multi Family	—	—	680	680	74,934	75,614	238

Total	$5,111	$2,291	$16,592	$23,994	$628,409	$652,403	$238

		Loans 60 -
		89 or					Accruing
	Loans 30-	More	Loans 90+				Loans 90
	59 Days	Days Past	Days Past	Total Past		Total	Days Past
December 31, 2010	Past Due	Due	Due	Due	Current	Loans	Due
(in thousands)
Construction	$75	$—	$1,057	$1,132	$25,398	$26,530	$—
Land, Farmland, Ag Loans	—	—	—	—	12,454	12,454	—
Residential / prime	624	343	5,366	6,333	280,266	286,599	—
Residential / subprime	5,077	1,451	11,119	17,647	71,337	88,984	—
Commercial	—	2,766	3,301	6,067	157,884	163,951	—
Consumer	36	3	18	57	3,771	3,828
Commercial and industrial	85	—	706	791	28,152	28,943	—
Multi Family	85	—	1,685	1,770	72,572	74,342	—

Total	$5,982	$4,563	$23,252	$33,797	$651,834	$685,631	$—

Although we believe that the allowance for loan losses at September 30, 2011 is adequate to cover losses inherent in the loan portfolio at that date based upon the available facts and circumstances, there can be no assurance that additions to the allowance for loan losses will not be necessary in future periods, which could adversely affect our results of operations. Unemployment rates in our markets and Ohio in general, are close to the National average, but we are still experiencing some decline in values of residential real estate. Ohio in general has not experienced significant increases in home values over the past five years like many regions in the U.S., which should comparatively mitigate losses on loans. Nonetheless, these factors, compounded by a very uncertain national economic outlook, may continue to increase the level of future losses beyond our current expectations.
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

We have included the following information with respect to impairment measurements relating to collateral-dependent loans for better understanding of our process and procedures relating to fair value of financial instruments:
•
Based on policy, a loan is typically deemed impaired (non-performing) once it has gone over three payments or 90 days delinquent or is considered a modification see Modification section below. Our management of the troubled credit will vary as will the timing of valuations, loan loss provision and charge offs based on a multitude of factors such as, cash flow of the business/borrower, responsiveness of the borrower, communication with the commercial banker, property inspections, property deterioration, and delinquency. Typically, a nonperforming, non-homogeneous collateral dependent loan will be valued and adjusted (if needed) within a time frame as short as 30 days or as many as 180 days after determination of impairment. If impaired, the collateral is then evaluated and an updated appraisal is most typically ordered. Upon receipt of an appraisal or other valuation, we complete an analysis to determine if the impaired loan requires a specific reserve or to be charged down to estimated net realizable value. The time frame may be as short as 30 days or as much as 180 days, when an appraisal is ordered.

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

•	When circumstances do not allow for an updated appraisal or Camco determines that an appraisal is not needed, the underlying collateral’s fair market value is estimated in the following ways:
•	Camco’s personnel property inspections combined with original appraisal review
•	Broker price opinions
•	Various on-line fair market value estimation programs (i.e. Freddie Mac, Fannie Mae, etc).

Impaired loans are set forth in the following table:

		Unpaid		Average	Interest
September 30, 2011	Recorded	Principal	Related	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction	$0	$0	$0	$0	$0
Land, Farmland, Ag Loans	0	0	0	0	0
Residential	396	613	0	402	3
Commercial	902	1,427	0	919	38
Consumer	0	0	0	0	0
Commercial and industrial	624	662	0	669	29
Multi Family	100	416	0	167	0

Total	$2,022	$3,118	$0	$2,157	$70

With a related specific allowance recorded:
Construction	$0	$0	$0	$0	$0
Land, Farmland, Ag Loans	1,216	1,216	194	1,258	53
Residential	9,059	9,825	1,045	9,446	289
Commercial	5,857	5,857	1,300	5,905	219
Consumer	0	0	0	0	0
Commercial and industrial	305	305	1	318	13
Multi Family	5,236	5,925	868	5,267	209

Total	$21,673	$23,128	$3,408	$22,194	$783

		Unpaid		Average	Interest
December 31, 2010	Recorded	Principal	Related	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction	$1,549	$5,558	$—	$3,389	$—
Land, Farmland, Ag Loans	—	—	—	—	—
Residential	3,122	4,854	—	3,866	19
Commercial	4,122	8,239	—	5,765	6
Consumer	—	—	—	—	—
Commercial and industrial	706	1,208	—	1,035	11
Multi Family	3,180	5,166	—	3,786	3

Total	$12,679	$25,025	$—	$17,841	$39

With a related specific allowance recorded:
Construction	$—	$—	$—	$—	$—
Land, Farmland, Ag Loans	—	—	—	—	—
Residential	2,706	3,306	256	3,078	—
Commercial	4,503	4,521	1,171	4,589	131
Consumer	—	—	—	—	—
Commercial and industrial	630	630	170	383	—
Multi Family	—	—	—	—	—

Total	$7,839	$8,457	$1,597	$8,050	$131

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
•	Uncriticized Assets (Grade 1-3)

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
Based on the most recent analysis performed, the risk category of non-homogenous loans and leases is as follows:

	(Dollars in Thousands)
			Special
September 30, 2011	Pass	Watch	Mention	Substandard	Total (1)
Construction	$27,298	$7,063	$—	$20	$34,381
Land, Farmland, Ag Loans	14,058	178	297	1,482	16,015
Commercial	118,613	19,321	3,093	15,885	156,912
Commercial and industrial	33,452	5,388	116	539	39,495
Multi Family*	52,200	16,792	2,126	4,496	75,614

Total	$245,621	$48,742	$5,632	$22,422	$322,417

			Special
December 31, 2010	Pass	Watch	Mention	Substandard	Total
Construction	$12,743	$10,514	$329	$2,944	$26,530
Land, Farmland, Ag Loans	11,822	632	—	—	12,454
Commercial	124,478	11,982	6,158	21,333	163,951
Commercial and industrial	22,488	4,416	165	1,874	28,943
Multi Family (2)	66,074	1,861	3,227	3,180	74,342

Total	$237,605	$29,405	$9,879	$29,331	$306,220

Homogeneous loans are monitored at 60+ days delinquent. See the above schedule on page 15 related to change in allowance for loans which includes all class of loans including the loans related to residential and consumer.

(1)	There are no doubtful loans as of September 30, 2011.

(2)	The increase in Multi Family watch loans is principally due to multi-family construction loans that have not yet stabilized.
Modifications.
A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Corporation offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral and/or guarantors may be requested.
Commercial mortgage and construction loans modified in a TDR often involve a temporary or permanent interest rate reduction, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, and/or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs. This is accomplished by temporary interest only payment periods, temporarily lowering the interest rate, extending the maturity date or a combination of these strategies. The accrual status of modified residential mortgages is dependent on the delinquency status before, during and after the modification process. Home equity modifications are uniquely designed to meet the specific needs of each borrower. Modified terms for home equity loans include renewal of an interest only payment stream, extending the maturity date, converting to a principal and interest payment, amortizing the balance due, or a combination of these strategies. Automobile loans are typically not modified.
Loans modified in a TDR may be in accrual status, non-accrual status, partial charge-offs, not delinquent, delinquent or any combination of these criteria. As a result, loans modified in a TDR for the Corporation may have the financial effect of increasing the specific allowance associated with individual loans. An allowance for impaired consumer and commercial loans that have been modified in a TDR is measured based either on the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates.

The following presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2011.

	Loans Modified as a TDR for the		Loans Modified as a TDR for the
	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Troubled Debt		Recorded		Recorded
Restructurings 1	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)	Contracts	(as of period end)

Land, Farmland, Ag loans	1	$1,035	5	$1,580
Residential — prime	31	1,611	82	4,436
Residential — subprime	13	698	65	2,526
Commercial	0	0	3	676
Consumer Other	2	39	4	82
Commercial and Industrial	1	55	3	200

Total	48	3,438	162	9,500

1
The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following presents by class, loans modified in a TDR from October 1, 2010 through September 30, 2011 that subsequently defaulted (i.e., 60 days or more past due following a modification) during the three and nine months ended September 30, 2011.

	Loans Modified as a TDR		Loans Modified as a TDR
	Within the Previous Twelve Months		Within the Previous Twelve Months
	That Subsequently Defaulted During the		That Subsequently Defaulted During the
	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
		Recorded		Recorded
	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end) 1	Contracts	(as of period end) 1

Residential — subprime	5	$256	6	$273
Consumer	0	0	1	375
Commercial and Industrial	1	69	1	69

Total	6	$325	8	$717

1
The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

8.	Recent Accounting Pronouncements
FASB ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In April 2011, the FASB issued ASU 2011-02, which provides additional guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the Corporation beginning in the quarter ended September 30, 2011 and are to be applied retrospectively to January 1, 2011. In addition, the modification disclosures described in ASU 2010-20, which were subsequently deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings, began in the quarter ended September 30, 2011. As of September 30, 2011, the Corporation identified $7,1 million in loans that were newly considered troubled debt restructurings under the provisions of ASU No. 2011-02, and the allowance for credit losses associated with those loans, on the basis of a current evaluation of loss, was $28,000.

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
This MD&A is intended to give stockholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data elsewhere in this annual report. As used herein and except as the context may otherwise require, references to “Camco,” “the Corporation”, “we,” “us,” or “our” means, collectively, Camco Financial Corporation and its wholly owned subsidiary, Advantage Bank, and through March 31, 2011, its formerly wholly-owned subsidiary, Camco Title Agency.
Overview
Camco is a full-service provider of financial products through its subsidiary, Advantage Bank. Products and services include traditional banking products, such as deposit accounts and lending products within Ohio, Kentucky and West Virginia. Services are provided through 22 financial offices, 20 ATMSs and telephone and internet-based banking. Brokerage services are offered exclusively through an unaffiliated registered broker-dealer at certain locations.
Summary of Recent Transactions and Events
The following is a summary of recent transactions or events that have impacted or are expected to impact Camco’s results of operations or financial condition:
Since early 2009, Camco’s loan quality has been negatively impacted by adverse conditions within the commercial real estate market and economy as a whole, the deterioration in the economic conditions of the country has created challenges for the Corporation, including the following:
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
The above factors resulted in the continued movement of loans to nonperforming status during the past few years. In addition, many of these loans are collateral dependent real estate loans that the Bank is required to write down to fair value less estimated costs to sell, with the fair values determined primarily based on third party appraisals. Beginning in 2009 and continuing through 2011 appraised values have decreased significantly. As a result, in the past few years, the Bank’s evaluation of the loan portfolio and allowance for loan losses resulted in higher than normal net charge-offs and the need to record higher provision for loan losses over the past few years. The company has made noted improvement in 2011 see item 7. Allowance Loan Losses and related tables above.
In 2011, the Corporation took steps to improve capital ratios through the reduction of assets and borrowings. Assets were reduced through the sale of $27.2 million in investments that created a gain of $1.2 million. The Bank used the proceeds of the sale to pay $21.0 million in FHLB borrowings including a prepayment penalty of $216,000. Additionally, Camco filed a Form S-1 on July 11, 2011 for a potential rights offering with a proposed maximum aggregate offering price of $22.5 million.
The Corporation is addressing credit quality issues by directing the efforts of experienced workout specialists solely to manage the resolution of nonperforming assets. We continue to deal with the economic challenges in our markets, through our loan charge-offs and provision for loan losses as we continue to recognize the results of economic conditions and issues related to higher than normal unemployment. The real estate market continues to create a very challenging environment as bankruptcies, foreclosures and unemployment continue to be high in Ohio.

It is the Corporation’s goal to remove the majority of the nonperforming assets from its balance sheet while still obtaining reasonable value for these assets. Given the current conditions in the real estate market, accomplishing this goal is a significant undertaking, requiring both time and considerable effort of staff. We believe that we are taking the appropriate steps forward in managing our classified assets. We have devoted and will continue to devote substantial management resources toward the resolution of all delinquent and non-performing assets, but no assurance can be made that management’s efforts will be successful.
Net interest income, the amount by which interest income exceeds interest expense is affected by various factors, including changes in market interest rates due to the Federal Reserve Board’s monetary policy, the level and degree of pricing competition for both loans and deposits in our markets and the amount and composition of earning assets and interest-bearing liabilities. We have found that “core” deposit growth continues to be challenging in our markets but have continued to work with commercial borrowers to build banking relationships. The extended low rate environment and increased competition for deposits continue to put pressure on marginal funding costs, despite lower market rates in 2010 and 2011. Earnings related to net interest income continues to be challenged as net interest income and margin are impacted by changes in market interest rates based upon actions taken by the Federal Reserve either directly or through its Open Market Committee. Between 2007 and 2008 the Federal Reserve reduced the Federal Funds rate 500 basis points to a range of 0% to .25% and reduced the Discount Rate 575 basis points to .50%. These actions have caused a downward shift in short-term market interest rates and these rates have continued at historically low levels.
On April 1, 2011, new regulations required by the Dodd-Frank Act became effective changing the deposit insurance assessment base from total domestic deposits to average total assets and minimum average tangible equity, as well as changing the assessment system for large institutions and the assessment rate schedule. The new assessment base reduced the Corporation’s FDIC insurance costs beginning with the amount recorded for the second quarter of 2011.
Discussion of Financial Condition Changes from December 31, 2010 to September 30, 2011
At September 30, 2011, Camco’s consolidated assets totaled $793.6 million, a decrease of $21.4 million, or 2.6%, from December 31, 2010. The decrease in total assets resulted primarily from decreases in investment securities and loans receivable and the redemption of FHLB stock, which were offset partially by increases in cash and cash equivalents. the weak residential loan market Loans receivable has decreased year to date, primarily due to the deterioration and depreciating value of the residential loan market. The weak residential loan market, coupled with high unemployment rates, has resulted in fewer new residential loans being originated in 2011. If this trend continues our residential loan portfolio will continue to decrease. The current loan rates may continue to slow residential lending and the sale of fixed rate loans, therefore it is likely that the gain on sale will continue to be less in 2011 than was previously experienced in 2010. Additionally, in the second quarter of 2011 we sold three portfolio loans at a loss of $433,000 which was offset by our current year to date gain on the sale of mortgage loans of $562,000. When comparing the nine months ended September 2011 versus 2010 the gain on sale of mortgage loans decreased $260,000. Commercial loan volume increased in the third quarter of 2011, compared to the first half of the year and we have an adequate pipeline going into the 4th quarter of 2011. Management’s overall focus at the Bank has been on managing credit, reducing risk within the loan portfolio and enhancing liquidity and capital in a distressed economic environment. Continuous progress is being made on addressing these issues, but we expect the distressed economic environment to continue into 2012.
Cash and interest-bearing deposits in other financial institutions totaled $69.7 million at September 30, 2011, an increase of $40.6 million, or 139.4%, from December 31, 2010. Cash has increased as we have begun to restructure the balance sheet by decreasing assets and liabilities when possible to improve our capital position in conjunction with ensuring on-hand liquidity is also adequate
As of September 30, 2011 securities totaled $14.5 million, a decrease of $20.2 million, or 58.2%, from December 31, 2010, due to the sale of $27.2 million in securities, principal repayments and maturities of $8.1 million and the change in the unrealized gain on securities available for sale of $1.7 million for the nine-month period ended September 30, 2011. These decreases were offset partially by purchases of $15.4 million which were primarily investment securities at a weighted rate of 1.12%. Additionally, $20.0 million of FHLB stock was redeemed during the first quarter 2011.
Loans receivable, including loans held for sale, totaled $646.8 million at September 30, 2011, a decrease of $23.2 million, or 3.5%, from December 31, 2010. The decrease resulted primarily from principal repayments of $153.2 million, loan sales of $43.3 million and $9.8 million of loans transferred to real estate owned offset partially by loan disbursements totaling $184.3 million. Principal repayments are slightly higher than 2010 on loans and our ability to originate new loans has not been as strong in 2011 compared to the previous year. The reduction in residential real estate loan balances was intensified by the secondary market offering historically low long-term fixed rates during most of 2010. New purchase customers are currently more likely to choose fixed rate loans during this low rate environment. Due to the fact that Advantage normally sells fixed rate loans and does not hold them in the portfolio the balance of residential loans continues to decrease.

Loan originations during the nine-month period ended September 30, 2011, included $102.5 million of commercial loans, $70.1 million in loans secured by one- to four-family residential real estate and $12.2 million in consumer and other loans. Our intent is to continue to service our communities in one- to four-family residential, consumer and commercial real estate lending in the future and continue with our strategic plan of generating additional lending opportunities and core relationships.
During the nine months of 2011, the yield on loans was 5.54% a decrease of 16 basis points as compared to 5.70% for the same per in 2010. The decrease in yield is due to lower average loan balances coupled with lower effective rates in the loan portfolio during 2011. As we continue to have adjustable rate loans re-price and originate new loans at the current lower rate environment we expect the yield on loans to continue to decrease slightly in 2012.
The allowance for loan losses totaled $16.0 million and $16.9 million at September 30, 2011, and December 31, 2010, representing 61.7% and 49.9% of nonperforming loans, respectively, at those dates. Nonperforming loans (loans with three payments delinquent plus nonaccrual loans) totaled $26.0 million and $33.8 million at September 30, 2011 and December 31, 2010, respectively, constituting 3.9% and 4.9% of total net loans, including loans held for sale. The decrease in non-accrual loan balances is due to credit quality efforts. During 2011 provision for loan losses decreased substantially while the coverage of allowance to nonperforming loans increased comparative to the December coverage. See the Allowance for loan losses footnote above for additional information related to change in allowance and delinquency. Net charge-offs totaled $2.3 million for the nine months ended September 30, 2011.
The following table sets forth information with respect to Advantage’s nonperforming assets for the periods indicated.

Loans accounted for on nonaccrual basis:	September 30,	December 31,	December 31,	December 31,	December 31,
(dollars in thousands)	2011	2010	2009	2008	2007

Total nonperforming loans	$25,950	$33,779	$36,449	$53,528	$25,515
Other real estate owned	12,592	10,096	9,660	5,841	5,034

Total nonperforming assets	$38,542	$43,875	$46,109	$59,369	$30,549

Allowance for loan losses	$16,015	$16,870	$16,099	$15,747	$6,623

Nonperforming loans as a percent of total net loans	3.88%	4.92%	5.40%	6.91%	3.13%
Nonperforming assets to total assets	4.83%	5.38%	5.47%	5.93%	2.99%
Allowances for loan losses as a percent of nonperforming loans	61.7%	49.9%	44.2%	29.4%	26.0%

Memo section:
Troubled debt restructurings
Loans and leases restructured and in compliance with modified terms	$18,614	$7,122	$16,645	$11,440	$—

Loans and leases restructured and not in compliance with modified terms	$8,618	$9,276	$4,783	$12,882	$—

Nonaccrual status denotes loans greater than three payments past due, loans for which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet nonaccrual criteria as established by regulatory authorities. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as an asset which holds the interest income, depending on management’s assessment of the collectability of the loan.
At September 30, 2011, the Corporation’s other real estate owned (REO) consisted of 174 repossessed properties with a net book value of $12.6 million, an increase of $2.5 million, compared to December 31, 2010, due primarily to one large relationship. Initial loss is recorded as a charge to the allowance for loan losses. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The Corporation reflects costs to carry REO as period costs. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property.

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
Deposits totaled $624.3 million at September 30, 2011, a decrease of $27.5 million, or 4.2%, from the total at December 31, 2010. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010		Change
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	59,652	0.00%	$46,597	0.00%	13,055	0.00%
Interest-bearing demand	60,596	0.17	65,679	0.30	(5,083)	(0.13)
Money market	114,025	0.48	96,294	0.69	17,731	(0.21)
Savings	42,219	0.10	38,665	0.25	3,554	(0.15)
Certificates of deposit — retail	347,835	1.71	392,098	1.93	(44,263)	(0.22)
Certificates of deposit — brokered	0	0.00	12,483	3.60	(12,483)	(3.60)

Total deposits	$624,327	1.07%	$651,816	1.38%	(27,489)	(0.31)

The decrease in certificates of deposits was primarily due to decreases in public funds and brokered deposits coupled with non-core customers (only certificate of deposit account). We continue to focus and implement our strategy of improving the long-term funding mix of the Bank’s deposit portfolio by developing “core relationships” with customers within our communities, small businesses and adding commercial and retail checking accounts. The Corporation is focused on its collection of core deposits. Core deposit balances, generated from customers throughout the Bank’s branch network, are generally a stable source of funds similar to long-term funding, but core deposits such as checking and savings accounts are typically less costly than alternative fixed-rate funding. The Corporation believes that this cost advantage makes core deposits a superior funding source, in addition to providing cross-selling opportunities and fee income possibilities. To the extent the Bank is able to grow its core deposits and continues to pay down borrowings and higher cost funds such as certificates of deposits, the cost related to these liabilities should decrease.
In 2010, we implemented a number of organizational and product development initiatives including a new suite of commercial and small business checking accounts, enhancements to our online business cash management system, and the launch of remote deposit capture solution. We believe these products will continue to help us be more competitive for business checking accounts. Additionally, in 2011 we plan to implement paperless statements which will be less costly to the Bank, more efficient for many customers, and strategically add convenience products to enhance our banking products with current technology.
All of our brokered deposits have matured and have not been renewed. We continue to strategically grow core deposits which we believe will improve the long-term funding mix of the Bank’s deposit portfolio by deepening core relationships and aggregating small business, commercial and retail checking accounts.
Effective January 1, 2010, interest rates paid by Advantage on deposits became subject to limitations as a result of a consent order Advantage entered into with the FDIC and Ohio Division of Financial Institutions in July 2009 (“Consent Order”). Deposits solicited by the Bank cannot significantly exceed the prevailing rates in our market areas. The FDIC has implemented by regulation the statutory language “significantly exceeds” as meaning more than 75 basis points. Although the rule became effective January 1, 2010, Advantage has utilized these standards since mid-year 2009.
Advances from the FHLB and other borrowings totaled $101.2 million at September 30, 2011, an increase of $8.3 million, or 8.9%, from the total at December 31, 2010. The increase in borrowings was primarily due to borrowings in the third quarter of $30.0 million offset by the early payoff of $21.0 million of borrowings that had a prepayment penalty of $216,000 in March of 2011. The sale of investments in the first quarter of 2011 provided the cash to pay off such borrowings and decreased reliance on non-core funding.
Stockholders’ equity totaled $46.3 million at September 30, 2011 and $46.1 million at December 31, 2010. Net changes included decreased accumulated other comprehensive income related to the unrealized gain of our investment securities in the amount of $1.0 million offset partially by net earnings of $952,000.

Comparison of Results of Operations for the Nine Months Ended September 30, 2011 and 2010
Camco’s net earnings for the nine months ended September 30, 2011, totaled $952,000, an increase of $16.5 million, from the net loss of $15.6 million reported in the comparable 2010 period. On a per share basis, the net earnings for the nine months ended 2011 were $0.13, compared to $(2.16) per share in the nine months of 2010. The increase in earnings was primarily attributable to decreased provision for losses on loans, increased gain on sale of investments which was offset partially by increased general, administrative and other expenses.
Net Interest Income
Net interest income totaled $19.5 million for the nine months ended September 30, 2011, an increase of $133,000 or 0.7%, compared to the nine month period ended September 30, 2010, generally reflecting the effects of a $56.8 million decrease in the average balance of interest bearing liabilities coupled with the average cost of funding decreasing by 45 basis points year to year. Net interest margin increased to 3.66% in 2011 compared to 3.41% of 2010.
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

	2011			2010
	Average	Interest	Average	Average	Interest	Average
Nine Months Ended September 30,	outstanding	earned	yield/	outstanding	earned	yield/
(Dollars in thousands)	balance	/ paid	rate	balance	/ paid	Rate
Interest-earning assets:
Loans receivable(1)	$636,264	26,455	5.54%	$656,746	$28,074	5.70%
Securities	21,309	511	3.20%	47,052	1,515	4.29%
FHLB stock	11,888	592	6.64%	29,888	1,006	4.49%
Other Interest-bearing accounts	41,759	10	.03%	24,694	4	0.02%

Total interest-earning assets	711,220	27,568	5.17%	758,380	30,599	5.38%

Noninterest-earning assets(2)	78,290			92,463

Total average assets	$789,510			$850,843

Interest-bearing liabilities:
Deposits	590,454	5,841	1.32%	610,673	8,259	1.80%
FHLB advances and other	90,584	2,215	3.26%	127,141	2,961	3.11%

Total interest-bearing liabilities	681,038	8,056	1.58%	737,814	11,220	2.03%

Noninterest-bearing deposits	51,395			41,845
Noninterest-bearing liabilities	10,928			13,125

Total average liabilities	743,361			792,784
Total average shareholders’ equity	46,149			58,059

Total liabilities and shareholders’ equity	$789,510			$850,843

Net interest income/Interest rate spread		$19,512	3.59%		$19,379	3.35%

Net interest margin(3)			3.66%			3.41%
Average interest-earning assets to average interest-bearing liabilities			104.4%			102.8%

(1)	Includes loans held for sale. Loan fees are immaterial.

(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses

(3)	Net interest income as a percent of average interest-earning assets

Interest income totaled $27.6 million for the nine months ended September 30, 2011, a decrease of $3.0 million, or 9.9%, from the comparable 2010 period. The decrease resulted primarily from a decrease in the average balance outstanding of $47.2 million, or 6.6%, from the comparable 2010 period. As discussed previously this is primarily related to the sale of securities and the redemption of FHLB stock in the first quarter of 2011. A 16 basis point decrease in the average yield on loans coupled with a decrease in balances of $20.5 million in the 2011 period also negatively impacted interest income.
Interest income on securities totaled $511,000 for the nine months ended September 30, 2011, a decrease of $1.0 million, or 66.3%, from the first nine month of 2010. The decrease was due primarily to a $25.7 million decrease in the average balance coupled with a 109 basis point decrease in the average yield, to 3.20% for the 2011 period.
Dividend income on FHLB stock is paid a quarter in arrears, therefore, due to our redemption of $20.0 million in January 2011 the yield was inflated for the first six months of 2011 by the number of days of interest received in January and April related to the additional $20.0 million of average stock. Interest income decreased in the 3rd quarter and the yield on the asset was comparable to previous year quarter. Interest income on other interest bearing accounts continues to be low due to higher balances needed to compensate for charges at correspondent banks, leaving less balance for interest calculation offset partially by a slight increase in rates. We will continue to deploy cash when available by paying down advances and borrowings in order to generate additional income. Brokered deposits were paid off in the 3rd quarter of 2011 and we are not currently in the market for these higher yielding deposits.
Interest expense on deposits totaled $5.8 million for the nine months ended September 30, 2011, a decrease of $2.4 million, or 29.3%, compared to the same period in 2010 due primarily to a 48 basis point decrease in the average cost of deposits to 1.32% in the current period, coupled with a $20.2 million, or 3.3%, decrease in average interest bearing deposits outstanding. While the cost of deposits was lower in 2011 compared to 2010, the cost of funds in 2011 is expected to stabilize as rates have been at low levels for the past few years. However, we will continue to re-price certificates of deposit in the current lower interest rate environment in 2011, which should decrease costs slightly if rates continue to be at the current low levels. Although, competitive pressures may limit our ability to reduce interest rates paid on deposits.
Interest expense on borrowings totaled $2.2 million for the nine months ended September 30, 2011 a decrease of $746,000, or 25.1%, from the same 2010 nine month period. The decrease resulted primarily from a $36.6 million, or 28.8%, decrease in the average borrowings outstanding, offset partially by a 15 basis point increase in the average cost of borrowings to 3.26%. This increase is due to longer term FHLB advances of approximately $46.7 million at higher rates that have a weighted term of 3.1 years, due to the high pre-payment penalties we have not made the decision to pay-down such advances.
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
Camco’s loan quality has been negatively impacted by conditions within our market areas which has caused declines in real estate values and deterioration in the financial condition of some of our borrowers. These conditions have led Camco to downgrade the loan quality ratings on various loans through our loan review process. In addition, some of our loans became under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral. As a result, Camco’s provision for loan losses, net charge-offs and nonperforming loans have been significantly higher than historical levels since 2008. The company has made noted improvement in 2011 see item 7. Allowance Loan Losses and related tables above.
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
Based upon an analysis of these factors, the continued economic outlook and new production we recorded a provision for losses on loans of $1.4 million for the nine months ended September 30, 2011, compared to $17.5 million for the same period in 2010. We believe our loans are adequately reserved for probable losses inherent in our loan portfolio at September 30, 2011. However, there can be no assurance that the loan loss allowance will be adequate to absorb actual losses. See item 7. Allowance for Loan Losses for additional information.

Other Income
Other income totaled $5.2 million for the nine months ended September 30, 2011, an increase of $481,000, or 10.1%, from the comparable 2010 period. The increase in other income was primarily attributable to a $1.3 million increase in gain on sale of investments, offset partially by the decrease in gain on sale of loans.
Gain on sale of loans decreased due to the sale of three portfolio loans at a loss of $433,000 which was offset by our current year to date gain on the sale of loans through our mortgage banking activity of $562,000, which was a decrease of $260,000 from the 2010 period. Loans held for sale has increased $8.2 million which is currently adding interest to the income statement and we expect the additional loans held for sale will increase the gain in the 4th quarter of 2011.
General, Administrative and Other Expense
General, administrative and other expense totaled $21.8 million for the nine months ended September 30, 2011 an increase of $95,000 or .4%, from the comparable period in 2010. The increase in general, administrative and other expense was due to increases in real estate owned which was partially offset by decreases in franchise taxes and FDIC premiums.
The increase in real estate owned expense of $1.4 million is reflective of the large real estate owned portfolio and expenses related to ownership such as real estate taxes, and upkeep of properties. These expenses were coupled with the continued decrease in real estate values that have negatively impacted our portfolio values and caused a write down to fair market value. Additionally, a bulk sale of properties in Florida created a loss of $350,000.
The decrease in franchise taxes is related to decreased equity levels.
Federal income taxes totaled $542,000 for the nine months ended September 30, 2011 an increase of $85,000 compared to the nine months ended September 30, 2010. This increase reflects the change for 2011 in the valuation allowance against the Corporation’s net deferred tax asset. In 2011, the Corporation sold available for sale investments that were no longer carrying a deferred position and recorded tax expense related to such transactions.
The Corporation recorded a 100% valuation allowance against the net deferred tax asset in 2010. Based on the available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. A cumulative tax loss position is considered significant negative evidence in assessing the realization of a net deferred tax asset, which is difficult to overcome. Reversal of the valuation allowance can be realized in the future based on estimates of projected taxable income.
The Corporation has a net operating loss carry forward for tax purposes of approximately $1 million at September 30, 2011. This compares to a net operating loss carry forward of approximately $13.0 million at December 31, 2010. The net operating loss carry forward was substantially reduced during the nine months ended September 30, 2011 as the Corporation generated approximately $12.0 million of taxable income during that period, primarily due to the redemption of the FHLB stock which resulted in taxable income of approximately $10.0 million. As the Corporation executes plans to return to profitability future earnings may benefit from the current operating loss carry-forwards.
Comparison of Results of Operations for the Three Months Ended September 30, 2011 and 2010
Camco’s net earnings for the three months ended September 30, 2011, totaled $163,000, an increase of $11.8 million, from the net loss of $11.6 million, reported in the comparable 2010 period. On a per share basis, the net earnings during the third quarter of 2011 were $0.02, compared to a loss of $(1.61) per share in the third quarter of 2010. The increase in earnings was primarily attributable to the decrease of a recorded provision for loan and lease losses of $11.2 million. As previously stated the allowance for loan and lease losses totaled $16.0 million and $16.9 million at September 30, 2011 and December 31, 2010, representing 61.7% and 49.9% of nonperforming loans, respectively, at those dates.

Net Interest Income
Net interest income totaled $6.5 million for the three months ended September 30, 2011, a decrease of $284,000, or 4.2%, compared to the three-month period ended September 30, 2010, generally reflecting the effects of a $1.4 million decrease in total interest income related to the sale of investments and the redemption of FHLB stock in the first quarter of 2011. Net interest margin increased to 3.73% in the third quarter of 2011 compared to 3.59% in the third quarter of 2010.
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

	2011			2010
	Average	Interest	Average	Average	Interest	Average
Three Months Ended September 30,	outstanding	earned	yield/	outstanding	earned	yield/
(Dollars in thousands)	balance	/ paid	rate	balance	/ paid	rate
Interest-earning assets:
Loans receivable(1)	635,662	8,715	5.48%	$661,778	$9,513	5.75%
Securities	15,216	72	1.89%	40,154	442	4.40%
FHLB stock	9,888	98	3.96%	29,888	335	4.48%
Other Interest-bearing accounts	33,218	1	0.01%	21,301	2	0.04%

Total interest-earning assets	693,984	8,886	5.12%	753,121	10,292	5.47%

Noninterest-earning assets(2)	79,019			94,118

Total average assets	$773,003			$847,239

Interest-bearing liabilities:
Deposits	574,338	1,734	1.21%	608,661	2,570	1.69%
FHLB advances and other	89,295	686	3.07%	129,429	972	3.00%

Total interest-bearing liabilities	663,633	2,420	1.46%	738,090	3,542	1.92%

Noninterest-bearing deposits	52,887			42,848
Noninterest-bearing liabilities	10,328			12,317

Total average liabilities	726,788			793,255
Total average shareholders’ equity	46,215			53,984

Total liabilities and shareholders’ equity	$773,003			$847,239

Net interest income/Interest rate spread		$6,466	3.66%		$6,750	3.55%

Net interest margin(3)			3.73%			3.59%
Average interest-earning assets to average interest-bearing liabilities			104.6%			102.0%

(1)	Includes loans held for sale. Loan fees are immaterial.

(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses

(3)	Net interest income as a percent of average interest-earning assets
Interest income totaled $8.9 million for the three months ended September 30, 2011, a decrease of $1.4 million, or 13.7%, from the comparable 2010 period. The decrease resulted primarily from a decrease in the average balance outstanding of $59.1 million, or 7.9%, from the comparable 2010 period. As discussed previously this is primarily related to the sale of securities and the redemption of FHLB stock in the first quarter of 2011.
Interest income on loans decreased due to a 27 basis point decrease in yield and a $26.1 million decrease in average balances. The decrease in yield relates to continued re-pricing of adjustable rate loans and new loan originations at the current lower rate environment. We expect the yield on loans to continue to decrease slightly in 2012.
Interest income on securities totaled $72,000 for the three months ended September 30, 2011, a decrease of $370,000, or 83.7%, from the third quarter of 2010. The decrease was due primarily to a $24.9 million decrease in the average balance coupled with a 251 basis point decrease in the average yield, to 1.89% for the 2011 period.

Dividend income on FHLB stock was slightly lower than the previous year. Interest on such stock is paid a quarter in arrears, therefore, due to our redemption of $20.0 million in January 2011 the yield was inflated during the first half of 2011. Interest income on other interest bearing accounts continues to be low due to higher balances needed to compensate for charges at correspondent banks leaving less balance for interest calculation, which is offset partially by a slight increase in rates. Cash on hand balances were increased due to the sale of investments and redemption of FHLB Stock at the end of March 2011 but we have deployed the cash by paying down advances, borrowings and higher cost brokered deposits to decrease total funding costs.
Interest expense on deposits totaled $1.7 million for the three months ended September 30, 2011, a decrease of $836,000, or 32.5%, compared to the same quarter in 2010 due primarily to a 48 basis point decrease in the average cost of deposits to 1.21% in the current quarter, coupled with a $34.3 million, or 5.6%, decrease in average interest bearing deposits outstanding. While the cost of deposits was lower in the third quarter of 2011 compared to the third quarter of 2010, the future costs are expected to stabilize as rates have been at low levels over the past two years. However, we will continue to re-price certificates of deposit in 2011 and into 2012, which should decrease costs slightly if rates continue to be at the current low levels. However, competitive pressures may limit our ability to reduce interest rates paid on deposits.
Interest expense on borrowings totaled $686,000 for the three months ended September 30, 2011 a decrease of $286,000, or 29.4%, from the same 2010 three-month period. The decrease resulted primarily from a $40.1 million, or 31.0% decrease in the average borrowings outstanding offset partially by a 7 basis point increase in the average cost of borrowings to 3.07%. The average rate increased quarter to quarter primarily due to the mix and longer term advances with higher rates that have not matured. Management has reviewed early pre-payment of such borrowings but felt it is not prudent at this time due to substantial penalty fees.
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
Camco’s loan quality has been negatively impacted by the conditions within our market areas which caused declines in real estate values and deterioration in the financial condition of some of our borrowers. These conditions have led Camco to downgrade the loan quality ratings on various loans through our loan review process throughout the past two years. In addition, some of our loans became under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral. As a result, Camco’s provision for loan losses, net charge-offs and nonperforming loans have been significantly higher than historical levels since 2008. The company has made noted improvement in 2011 see item 7. Allowance Loan Losses and related tables above.
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
Based upon an analysis of these factors, the continued economic outlook and new loan quality production, over the past few years we had to increase the provision for losses on loans to strengthen our allowance in previous years. Due to the previous strengthening of the allowance and the decrease in our non-accrual and classified assets we determined that a much lesser increase the provision was needed for this quarter. An additional $228,000 was added to the provision for the three months ended September 30, 2011, compared to $11.4 million for the same period in 2010. We believe our loans are adequately reserved for probable losses inherent in our loan portfolio at September 30, 2011. However, there can be no assurance that the loan loss allowance will be adequate to absorb actual losses.

Other Income
Other income totaled $1.2 million for the three months ended September 30, 2011 a decrease of $257,000, or 17.8%, from the comparable 2010 period. The decrease in other income was primarily attributable to a $203,000, or 61.1% decrease in gain on sale of loans, coupled with the liquidation of Camco Title on March 31, 2011 and earnings related to the subsidiary in the previous period, which was offset partially by less of a decrease in the net value of our mortgage servicing rights asst.
General, Administrative and Other Expense
General, administrative and other expense totaled $7.3 million for the three months ended September 30, 2011, a decrease of $556,000 or 7.1%, from the comparable period in 2010. The decrease in general, administrative and other expense was primarily due to decreases in employee compensation and benefits partially offset by increases in real estate owned and other expenses.
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
The increase in real estate owned expense of $1.4 million is reflective of the large real estate owned portfolio and expenses related to ownership such as real estate taxes, and upkeep of properties. These expenses were coupled with the continued falling of real estate values that have negatively impacted our portfolio values and caused a write down to fair market value.
Federal Income Taxes
Federal income tax benefit totaled $5,000 for the three months ended September 30, 2011 a decrease of $567,000, compared to the three months ended September 30, 2010. This decrease reflects the change in our 100% valuation allowance that was taken in September 2010 on the Corporation’s deferred tax asset. At September 30, 2011, the Corporation has a federal net operating loss carry-forward of approximately $1 million available to offset future taxable income.
The Corporation recorded a 100% valuation allowance against the net deferred tax asset in 2010. Based on the available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. A cumulative tax loss position is considered significant negative evidence in assessing the realization of a net deferred tax asset, which is difficult to overcome. Reversal of the valuation allowance can be realized in the future based on estimates of projected taxable income.
The Corporation has a net operating loss carry forward for tax purposes of approximately $1 million at September 30, 2011. This compares to a net operating loss carry forward of approximately $13.0 million at December 31, 2010. The net operating loss carry forward was substantially reduced during the nine months ended September 30, 2011 as the Corporation generated approximately $12.0 million of taxable income during that period, primarily due to the redemption of the FHLB stock which resulted in taxable income of approximately $10.0 million. As the Corporation executes plans to return to profitability future earnings may benefit from the current operating loss carry-forwards.

Additional Capital
The Corporation’s Tier 1 capital at September 30, 2011 did not meet the requirements set forth in the Consent Order or the Memorandum of Understanding (the “MOU”) that Camco entered into with the Federal Reserve Board of Governors (“FRB”) on March 4, 2009 as those agreements are discussed under “Liquidity and Capital Resources” below. As a result, the Corporation will need to increase capital levels to meet the standards set forth by the FDIC, Ohio Division and FRB. The Corporation has engaged an investment banking firm and has developed a capital plan that includes, but is not limited to, the potential for balance sheet reduction, the sale of branches, issuing common stock, preferred stock, debt or some combination of those issuances, or other financing alternatives that will be treated as capital. Although the Corporation anticipates raising additional capital, the Board of Directors has not yet determined the type, timing, amount, or terms of possible securities to be issued in the offering, and there are no assurances that an offering will be completed or that the Corporation will succeed in this endeavor. On July 11, 2011, the Board decided to file a Form S-1 for a public rights offering. This is only one of several alternatives currently being evaluated by the Board and there is no assurance that this be the final capital raising measure pursued. However, the Board believed it was prudent to make the filing so that it could move quickly once its evaluation of available alternatives is complete. In addition, a transaction, which would likely involve equity financing would result in substantial dilution to current stockholders and could adversely affect the price of the Corporation’s common stock.
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
Camco is a single bank holding company with its primary source of liquidity derived from dividends received from the Bank which are dependent on the Bank’s cash flow and earnings. Ohio statutes also impose certain limitations on a bank’s payment of dividends and other capital distributions. Currently, a Consent Order prohibits the Bank from paying a dividend to Camco without prior approval of the FDIC and Ohio Division. Camco has $5.0 million in trust preferred securities outstanding with a maturity date of 2037 and a provision that provides for a deferment of interest payment for up to 20 consecutive quarters without default, if required. Based on notification received from the FRB on April 30, 2009, Camco was required to exercise this provision to defer interest payments and has deferred a total of ten quarters as of September 30, 2011. Further, as a result of entering into the MOU, Camco is prohibited from paying dividends to our stockholders without first obtaining the approval of the FRB. Our ability to pay dividends to stockholders is dependent on our net earnings. Increases in loan losses or higher regulatory capital reserve requirements may also jeopardize our ability to pay dividends.
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
Liquid assets consist of cash and interest-bearing deposits in other financial institutions, investments and mortgage-backed securities. Approximately $9.6 million, or 66.7%, of our investment portfolio is expected to mature or prepay during the next 12 months. While these maturities could provide a source of liquidity in the short term, the collateral requirements of public deposits and repurchase agreements limit our ability to use these funds freely. State and local political subdivision deposits equaled $32,000 at September 30, 2011, and $4.2 million at December 31, 2010.
Liquidity sources also include deposits, borrowings and principal and interest repayments on loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are influenced more by interest rates, general economic conditions, and competition and are difficult to predict. Approximately $211.1 million of the Corporation’s certificate of deposit portfolio is scheduled to mature during the next 12 months. Depositors continue a preference toward short-term certificates or other issuances less than 18 months. The shorter term preference places additional liquidity pressure on the Corporation, however, management has seen a weakening in competition for deposits in the current economic environment. A material loss of these short-term deposits could force us to seek funding through contingency sources, which may negatively impact earnings.

Management may augment liquidity and core deposit funding utilizing diversified and reliable sources of wholesale funds. Borrowings with up to 90 days maturity may be used to compensate for reduction in other sources of funds or to support lending activities. The Bank’s loan portfolio and FHLB stock provide collateral to support its borrowing needs. Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions. One wholesale funding source historically used by the Bank is brokered deposits. At September 30, 2011, all such deposits have matured and been paid off.
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
The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of September 30, 2011.

	Payments due by period
	Less			More
	than	1 – 3	3 – 5	than
	1 year	Years	years	5 years	Total
	(In thousands)

Contractual obligations:
Operating lease obligations	$355	$395	$281	$41	$1,072
Advances from the FHLB	47,500	27,277	20,220	6,189	101,186
Repurchase agreements	5,672	—	—	—	5,672
Certificates of deposit	211,074	102,365	34,396	—	347,835
Subordinated debentures(1)	—	—	—	5,000	5,000
Ohio equity funds for housing	103	201	292	36	632

Amount of commitments expiring per period:
Commitments to originate loans:
Revolving open-end lines secured by 1-4 residential properties	$41,700	$—	$—	$—	$41,700
Not secured by real estate	12,122	—	—	—	12,122
One- to four-family construction loan	2,726	—	—	—	2,726
Commercial real estate, other construction loan and land development	32,552	—	—	—	32,552
Commercial and industrial and other unused commitments	7,206	—	—	—	7,206
Letters of credit	344	—	—	—	344
Total contractual obligations	$361,354	$130,238	$55,189	$11,266	$558,047

(1)	The subordinated debentures are redeemable, at Camco’s option.

The debentures mature on September 15, 2037.

The subordinated debentures are redeemable, at Camco’s option.
We anticipate that we will have sufficient funds available to meet our current loan commitments. Based upon historical deposit flow data, the Bank’s competitive pricing in its market and management’s experience, we believe that a significant portion of our maturing certificates of deposit in the next 12 months will remain with the Bank, but recognize the risk related to a large portion of the certificates of deposit maturing within three years.
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
Camco and Advantage are required to maintain minimum regulatory capital pursuant to federal regulations. The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at September 30, 2011:

							To be “well-
							capitalized” under
			For capital				prompt corrective
	Actual		Adequacy purposes				action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$58,803	9.48%	>$	49,631	>	8.0%	>$	62,039	10.0%
Advantage Bank	$56,183	9.06%	>$	49,603	>	8.0%	>$	62,004	10.0%
Tier I capital to risk-weighted assets:
Camco Financial Corporation	$50,951	8.21%	>$	24,816	>	4.0%	>$	37,224	6.0%
Advantage Bank	$48,331	7.79%	>$	24,802	>	4.0%	>$	37,202	6.0%
Tier I leverage to average assets:
Camco Financial Corporation	$50,951	6.66%	>$	30,612	>	4.0%	>$	38,264	5.0%
Advantage Bank	$48,331	6.34%	>$	30,509	>	4.0%	>$	38,135	5.0%
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
On April 30, 2009, Camco was notified by the FRB that it had conducted a “surveillance review” as of December 31, 2008. Based on that review, the FRB notified Camco that it must (i) eliminate stockholder dividends and (ii) defer interest payments on its 30-year junior subordinated deferrable interest notes that were issued to its wholly-owned subsidiary, Camco Statutory Trust I, in its trust preferred financing that was completed in July 2007. These prohibitions were memorialized in a written agreement with the FRB on August 5, 2009 (the “Camco Agreement”). Camco and Camco Statutory Trust I, are permitted to defer interest and dividend payments, respectively, for up to five consecutive years without resulting in a default. As of September 30, 2011, Camco had deferred payments for eleven quarters. Camco may not resume these dividend or interest payments until it receives approval from the FRB.
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
Item 4: Controls and Procedures
Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Camco’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures were effective as of September 30, 2011. During the quarter ended September 30, 2011, there were no changes in Camco’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Camco’s internal controls over financial reporting.

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
(b) Not applicable
(c) Not applicable
ITEM 3. Defaults Upon Senior Securities
Not applicable
ITEM 4. (Removed and Reserved)
ITEM 5. Other Information
Not applicable

ITEM 6. Exhibits

Exhibit 3(i)	Third Restated Certificate of Incorporation of Camco Financial Corporation, as amended	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Film no. 04668873 (“2003 Form 10-K), Exhibit 3(i)

Exhibit 3(ii)	2003 Amended and Restated By-Laws of Camco Financial Corporation	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Exhibit 3(ii)

Exhibit 10	2011 Incentive Award Plan	Incorporated by reference to Camco’s 8-K filed on April 26, 2011

Exhibit 31(i)	Section 302 certification by Chief Executive Officer

Exhibit 31(ii)	Section 302 Certification by Chief Financial Officer

Exhibit 32(i)	Section 1350 certification by Chief Executive Officer

Exhibit 32(ii)	Section 1350 certification by Chief Financial Officer

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Link base Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Link base Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Link base Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2011	By:	/s/ James E. Huston
James E. Huston
Chief Executive Officer

Date: November 10, 2011	By:	/s/ John E. Kirksey
John E. Kirksey
Chief Financial Officer