Form 10-Q/A
period 2011-06-30
CAMCO FINANCIAL CORP
filed 2012-02-03
CIK 16614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Corporation. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

    Yes  ☐     No  ☒

As of August 8, 2011, the latest practicable date, 7,205,595 shares of the registrant’s common stock, $1.00 par value, were outstanding.

Camco Financial Corporation

Camco Financial Corporation

Quarterly Report on Form 10-Q/A for the period ended June 30, 2011

EXPLANATORY NOTE

Camco Financial Corporation (the Camco”) is filing this Amendment No. 1 (“Amended Report”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 15, 2011 (the “Original Report”), to restate the Camco’s unaudited consolidated financial statements for the quarterly period ended June 30, 2011 and amend related disclosures in the Selected Financial Data and Management’s Discussion and Analysis.

On January 17, 2012, the Boards of Directors of Camco and Advantage Bank, Camco’s wholly owned subsidiary, received notice from Advantage’s regulators, the FDIC and Ohio Department of Financial Institutions (“ODFI”), that Advantage must restate its Call Report previously filed with the FDIC to reflect an additional provision to Advantage’s allowance for loan losses of at least $1.6 million as of June 30, 2011. This impacted our previously issued unaudited consolidated financial statements for the quarter ended June 30,2011, contained in the Original Report.

As a result, Camco is filing this Amended Report to amend Part 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to reflect a restatement of the financial statements in connection with the following:

•

Camco’s net loss after tax for the three months ended June 30, 2011, is $1.5 million compared to earnings of $137,000. Loss per basic share for the second quarter of 2011 is $(.20), compared to the originally reported earnings per share of $.02. Due to the adjustments to the financial results for the second quarter of 2011, Camco’s after tax net loss for the six months ended June 30, 2011, is $811,000 compared to net earnings of $789,000. Loss per basic share for the six months ended 2011 is $(.11), compared to the originally reported basic earnings per share of $.11.

•

The provision for losses on loans for the second quarter of 2011 increased from $197,000 to $1.8 million. As a result of the increased provision for loan losses, the allowance for loan losses as of June 30, 2011 increased to $18.4 million, or 70.4% of non-performing loans, compared to the originally reported amount of $16.8 million, or 64.3% of non-performing loans.

•	Loans receivable net declined to $639.7 million from the previously reported level of $641.3 million and total assets declined to $765.9 million from the previously reported level of $767.5 million.

•	Total stockholders’ equity at June 30, 2011 declined $1.6 million to $44.5 million from $46.1 million.

For the specific line items restated and a more detailed description of the changes made in this restatement See Part 1, Item 9, “Restatement of Previously Issued Financial Statements”.

Camco Financial Corporation

Quarterly Report on Form 10-Q/A for the period ended June 30, 2011

EXPLANATORY NOTE

While we are amending only certain portions of our Original Report, for convenience and ease of future reference, we are filing the entire Quarterly Report for the quarter ended June 30, 2011, in this Amended Report.

This Amended Report also includes currently-dated certifications from the Camco’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Camco has not modified or updated disclosures presented in the Original Report, except as required to specifically reflect the effects of the restatement in the Amended Report. Accordingly, this Amended Report does not reflect other events occurring after the Original Report, nor does it modify or update those disclosures affected by other subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Report.

Item 1. Financial Statements

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	September 30,	September 30,
	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Cash and due from banks	$13,074	$13,143
Interest-bearing deposits in other financial institutions	29,308	15,971

Cash and cash equivalents	42,382	29,114
Securities available for sale, at market	10,921	30,768
Securities held to maturity, at cost	3,663	3,948
Loans held for sale – at lower of cost or fair value	3,699	2,208
Loans receivable – net	639,683	667,840
Office premises and equipment – net	9,389	9,928
Real estate acquired through foreclosure	14,216	10,096
Federal Home Loan Bank stock – at cost	9,888	29,888
Accrued interest receivable	3,164	3,521
Mortgage servicing rights – at lower of cost or market	3,979	3,841
Prepaid expenses and other assets	4,649	4,426
Cash surrender value of life insurance	19,739	19,388
Prepaid federal income taxes	554	—

Total assets	$765,926	$814,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$631,647	$651,816
Other Borrowings	11,715	11,530
Advances from the Federal Home Loan Bank	68,765	92,934
Advances by borrowers for taxes and insurance	488	2,413
Accounts payable and accrued liabilities	8,816	10,170

Total liabilities	721,431	768,863

Commitments	—	—

Stockholders’ equity:
Preferred stock – $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock – $1 par value; authorized 29,900,000 shares; 8,884,508 shares issued at June 30, 2011 and December 31, 2010	8,885	8,885
Unearned compensation	(47)	(94)
Additional paid-in capital	60,459	60,260
Retained earnings	(675)	136
Accumulated other comprehensive income (loss) net of related tax effects	(13)	1,030
Treasury stock -1,678,913 shares at June 30, 2011 and December 31, 2010, at cost	(24,114)	(24,114)

Total stockholders’ equity	44,495	46,103

Total liabilities and stockholders’ equity	$765,926	$814,966

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	September 30,	September 30,	September 30,	September 30,
	Six months ended June 30,		Three months ended June 30,
(unaudited)	2011	2010	2011	2010
Interest and dividend income
Loans	$17,740	$18,561	$8,839	$9,281
Investment securities	439	1,073	84	495
Other interest-earning accounts	503	673	157	333

Total interest and dividend income	18,682	20,307	9,080	10,109
Interest Expense
Deposits	4,107	5,689	1,918	2,744
Borrowings	1,529	1,989	726	992

Total interest expense	5,636	7,678	2,644	3,736

Net interest income	13,046	12,629	6,436	6,373
Provision for losses on loans	2,810	6,117	1,797	5,212

Net interest income after provision for losses on loans	10,236	6,512	4,639	1,161

Other income
Late charges, rent and other	565	737	203	328
Loan servicing fees	605	637	298	320
Service charges and other fees on deposits	1,032	1,116	529	598
Gain (loss) on sale of loans	—	490	(92)	261
Mortgage servicing rights – net	139	(94)	(132)	(124)
Gain (loss) on sale of investments & fixed assets	1,280	(1)	2	(1)
Income on cash surrender value of life insurance	437	435	220	220

Total other income	4,058	3,320	1,028	1,602

General, administrative and other expenses
Employee compensation and benefits	6,531	6,654	3,153	3,269
Occupancy and equipment	1,452	1,485	691	743
Federal deposit insurance premiums and other insurance	1,097	1,094	494	591
Data processing	561	566	277	286
Advertising	182	170	96	89
Franchise taxes	348	534	178	269
Postage, supplies and office expenses	471	567	253	274
Travel and training	121	118	56	65
Professional services	702	784	320	462
Deposit and transaction processing expenses	367	378	200	185
Real estate owned and other expenses	1,655	831	825	409
Loan expenses	1,081	736	598	333

Total general, administrative and other expense	14,568	13,917	7,141	6,975

Loss before federal income taxes	(274)	(4,085)	(1,474)	(4,212)

Federal income taxes (benefit)	537	(115)	(11)	(113)

NET LOSS	$(811)	$(3,970)	$(1,463)	$(4,099)

LOSS PER SHARE
Basic	$(0.11)	$(0.55)	$(0.20)	$(0.57)

Diluted	$(0.11)	$(0.55)	$(0.20)	$(0.57)

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	September 30,	September 30,	September 30,	September 30,
	Six months ended June 30,		Three months ended June 30,
(unaudited)	2011	2010	2011	2010

Net loss	$(811)	(3,970)	$(1,463)	$(4,099)

Other comprehensive income, net of tax:
Unrealized holding gains on securities during the period, net of tax effects of $(103) and $99, $(143) and $64 for the respective periods	1,043	193	21	125

Reclassification adjustment for realized gains included in net earnings, net of taxes of $(441) and $0 in 2011 and 2010, respectively	(1,276)	—	—	—

Comprehensive loss	$(1,044)	$(3,777)	$(1,442)	$(3,974)

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30,

(In thousands)

	September 30,	September 30,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net loss for the period	$(811)	$(3,970)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees	(159)	67
Amortization of premiums and discounts on investment and mortgage-backed securities – net	30	8
Amortization of mortgage servicing rights – net	72	546
Depreciation and amortization	668	628
Provision for losses on loans	2,810	6,117
Stock option expense	199	138
Deferred compensation	47	31
Provisions for losses on REO	259	192
Loss on sale of real estate acquired through foreclosure	285	30
Gain on sale of loans	—	(490)
(Gain) or loss on sale of investments and fixed assets	(1,280)	1
Loans originated for sale in the secondary market	(34,614)	(29,293)
Proceeds from sale of loans in the secondary market	33,123	28,589
Net increase in cash surrender value of life insurance	(351)	(351)
Increase (decrease) in cash due to changes in:
Accrued interest receivable	357	320
Prepaid expenses and other assets	(777)	(629)
Accrued interest and other liabilities	(818)	(949)

Net cash provided by (used in) operating activities	(960)	985

Cash flows provided by (used in) investing activities:
Principal repayments, maturities on securities held to maturity	282	195
Principal repayments, maturities on securities available for sale	4,971	17,842
Purchases of investment securities designated as available for sale	(12,615)	—
Purchases of investment securities designated as held to maturity	—	(828)
Proceeds from sale of investments	27,161	—
Redemption of FHLB Stock	20,000	—
Loan principal repayments	108,208	73,863
Loan disbursements and purchased loans	(90,452)	(100,079)
Proceeds from sale of office premises and equipment	4	10
Proceeds from sale of life insurance	—	160
Additions to office premises and equipment	(129)	(219)
Proceeds from sale of real estate acquired through foreclosure	2,876	1,521
Net cash provided by (used in) investing activities	60,306	(7,535)

Net cash provided by (used in) operating and investing activities balance carried forward	59,346	(6,550)

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the six months ended June 30,

(In thousands)

	September 30,	September 30,
	2011	2010
Net cash provided by (used in) operating and investing activities (balance brought forward)	$59,346	$(6,550)

Cash flows used in financing activities:
Net decrease in deposits	(20,169)	(7,030)
Proceeds from Federal Home Loan Bank advances and other borrowings	42,317	87,606
Repayment of Federal Home Loan Bank advances and other borrowings	(66,301)	(76,848)
Decrease in advances by borrowers for taxes and insurance	(1,925)	(1,764)

Net cash provided by (used in) financing activities	(46,078)	1,964

Increase (decrease) in cash and cash equivalents	13,268	(4,586)

Cash and cash equivalents at beginning of period	29,114	38,153

Cash and cash equivalents at end of period	$42,382	$33,567

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$5,699	$7,690
Income taxes paid	580	—
Transfers from loans to real estate acquired through foreclosure	7,540	2,682

1.	Basis of Presentation

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

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under outstanding stock options. The computations were as follows for the periods ending June 30, 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,
	For the six months ended June 30,		For the three months ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share information)
BASIC:
Net Loss	$(811)	$(3,970)	$(1,463)	$(4,099)

Weighted average common shares outstanding	7,206	7,206	7,206	7,206

Basic loss per share	$(0.11)	$(0.55)	$(0.20)	$(0.57)

DILUTED:
Net Loss	$(811)	$(3,970)	$(1,463)	$(4,099)

Weighted average common shares outstanding	7,206	7,206	7,206	7,206
Dilutive effect of stock options	—	—	—	—

Total common shares and dilutive potential common shares	7,206	7,206	7,206	7,206

Diluted loss per share	$(0.11)	$(0.55)	$(0.20)	$(0.57)

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

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted during the six months ended June 30, 2011 and 2010:

	September 30,	September 30,
	2011	2010

Fair value, calculated	$1.49	$1.65
Exercise Price	$2.14	$2.51
Risk-free interest rate	3.58%	3.61%
Expected stock price volatility	57.30%	51.62%
Expected dividend yield	—	—
Expected Life	10 years	10 years

A summary of the status of the Corporation’s stock option plans as of June 30, 2011 and December 31, 2010, and changes during the periods ending on those dates is presented below:

	September 30,	September 30,	September 30,	September 30,
	Six Months ended June 30, 2011		Year ended December 31, 2010
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of period	463,642	$$5.84	260,833	$10.59
Granted	161,538	2.14	260,729	2.51
Exercised	—	—	—
Forfeited	(15,597)	3.06	(57,920)	12.21
Expired	—	—	—	—

Outstanding at end of period	609,583	$4.93	463,642	$5.84

Options exercisable at period end	339,264	$6.92	257,037	$8.24

Weighted-average fair value of options granted during the year		$1.49		$1.65

The following information applies to options outstanding at June 30, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.90 - $2.51		475,746	8.8	$2.39	209,263	$2.44
$8.92		20,988	6.6	8.92	17,122	8.92
$11.36 - $14.16		56,974	4.1	13.44	56,974	13.44
$16.13 - $17.17		55,875	2.9	16.45	55,875	16.45

		609,583	7.8	$4.93	339,264	$6.92

6.	Fair Value

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

Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

	September 30,	September 30,	September 30,	September 30,
	June 30, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
	(In thousands)
Financial assets
Cash and cash equivalents	$42,382	$42,382	$29,114	$29,114
Investment securities available for sale	10,921	10,921	30,768	30,768
Investment securities held to maturity	3,663	3,712	3,948	3,993
Loans held for sale	3,699	3,775	2,208	2,254
Loans receivable	639,683	641,459	667,840	643,646
Federal Home Loan Bank stock	9,888	9,888	29,888	29,888
Accrued interest receivable	3,164	3,164	3,521	3,521

Financial liabilities
Deposits	$631,647	$619,677	$651,816	$642,893
Advances from the Federal Home Loan Bank	68,765	73,375	92,934	97,711
Repurchase agreements	6,715	6,715	6,530	6,530
Subordinated debentures	5,000	4,883	5,000	4,839
Advances by borrowers for taxes and insurance	488	488	2,413	2,413
Accrued interest payable	1,582	1,582	1,646	1,646

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

The following table presents financial assets and liabilities measured on a recurring basis:

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance	Level 1	Level 2	Level 3
June 30, 2011
Securities available for sale:
U.S. government sponsored enterprises	$9,076	$—	9,076	$—
Corporate equity securities	95	—	52	43
Mortgage-backed securities	1,750	—	1,750	—
December 31, 2010
Securities available for sale:
U.S. government sponsored enterprises	$2,065	$—	$2,065	$—
Corporate equity securities	98	—	55	43
Mortgage-backed securities	28,605	—	28,605	—

The following table presents financial assets and liabilities measured on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance	Level 1	Level 2	Level 3
June 30, 2011
Impaired loans	$20,432			$20,432
Real estate acquired through foreclosure	14,216			14,216

December 31, 2010
Impaired loans	$20,518			$20,518
Real estate acquired through foreclosure	10,096			10,096

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

Change in the allowance for loan losses and loan balances as of June 30, 2011 are summarized as follows:

	Septr 30,	Septr 30,	Septr 30,	Septr 30,	Septr 30,	Septr 30,	Septr 30,	Septr 30,
(in thousands)	Construction	Consumer	Multi- Family	Land, Farm & Ag Loans	Residential	Commercial & Non- Residential	Commercial and Industrial	Total

Allowance for credit losses:
Beginning balance December 31, 2010	$166	$246	$2,860	$849	$8,050	$3,638	$1,061	$16,870
Charge-offs	—	(57)	(33)	(107)	(1,447)	(579)	(9)	(2,232)
Recoveries	—	2	116	204	383	109	89	903
Provision (1)	(141)	(77)	(10)	(318)	1,988	1,934	(566)	2,810

Ending balance June 30, 2011	$25	$114	$2,933	$628	$8,974	5,102	$575	$18,351

Ending balance
Individually evaluated for impairment	$—	$—	$666	$—	$1,034	$2,661	$33	$4,394

Collectively evaluated for impairment	$25	$114	$2,267	$628	7,940	$2,441	$542	$13,957

Portfolio balances:
Collectively evaluated for impairment	$44,501	$3,506	$73,645	$13,536	$332,875	$138,606	$32,282	$638,951
Individually evaluated for impairment
With no related allowance	—	—	24	1,037	397	893	—	2,351
With related allowance	—	—	4,032	183	5,342	8,126	397	18,081

Ending balance	$44,501	$3,506	$77,701	$14,757	$338,614	$147,625	$32,679	$659,383

(1)	Reclassifications of portfolio balance between Commercial and Industrial and Commercial & Non-Residential created a portion of the change in provision for the current period.

Change in the allowance for loan losses for the year ended December 31, 2010 and loan balances as of December 31, 2010 are summarized as follows:

	Septr 30,	Septr 30,	Septr 30,	Septr 30,	Septr 30,	Septr 30,	Septr 30,	Septr 30,
(in thousands)	Construction	Consumer	Multi- Family	Land, Farm & Ag Loans	Residential	Commercial & Non- Residential	Commercial and Industrial	Total

Allowance for credit losses:
Beginning balance January 1, 2010	$338	$98	$731	$628	$10,519	$3,148	$637	$16,099
Charge-offs	(482)	(28)	(1,535)	(2,283)	(7,530)	(3,688)	(3,399)	(18,945)
Recoveries	39	9	103	247	490	157	211	1,256
Provision	271	167	3,561	2,257	4,571	4,021	3,612	18,460

Ending balance December 31, 2010	$166	$246	$2,860	$849	$8,050	$3,638	$1,061	$16,870

Ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$256	$1,171	$170	$1,597

Collectively evaluated for impairment	$166	$246	$2,860	$849	$7,794	$2,467	$891	$15,273

Portfolio balances:
Collectively evaluated for impairment	$26,530	$3,828	$71,162	$10,905	$369,755	$155,326	$27,607	$665,113
Individually evaluated for impairment
With no related allowance	—	—	3,180	1,549	3,122	4,122	706	12,679
With related allowance	—	—	—	—	2,706	4,503	630	7,839

Ending balance	$26,530	$3,828	$74,342	$12,454	$375,583	$163,951	$28,943	$685,631

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

The following table details non-accrual loans at June 30, 2011 and December 31, 2010:

	September 30,	September 30,
(in thousands)	Non-Accrual June 30, 2011	Non-Accrual December 31, 2010
Construction	$22	$1,791
Land, Farmland, Ag Loans	381	—
Residential	18,810	21,498
Commercial	6,207	7,717
Consumer	86	39
Commercial and industrial	68	706
Multi Family	495	2,028

Total	$26,069	$33,779

An age analysis of past due loans, segregated by class of loans were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
June 30, 2011 (in thousands)	Loans 30- 59 Days Past Due	Loans 60 - 89 or More Days Past Due	Loans 90+ Days Past Due	Total Past Due	Current	Total Loans	Accruing Loans 90 Days Past Due
Construction	$—	$—	$—	$0	$44,501	$44,501	$—
Land, Farmland, Ag Loans	73	—	164	237	14,520	14,757	—
Residential / prime	1,425	319	4,778	6,522	249,900	256,422	—
Residential / subprime	5,783	846	9,360	15,989	66,203	82,192	—
Commercial	—	—	4,605	4,605	143,020	147,625	—
Consumer	2	39	34	75	3,431	3,506
Commercial and industrial	16	—	68	84	32,595	32,679	—
Multi Family	—	—	495	495	77,206	77,701	—

Total	$7,299	$1,204	$19,504	$28,007	$631,376	$659,383	$—

December 31, 2010 (in thousands)	Loans 30- 59 Days Past Due	Loans 60 - 89 or More Days Past Due	Loans 90+ Days Past Due	Total Past Due	Current	Total Loans	Accruing Loans 90 Days Past Due
Construction	$75	$—	$1,057	$1,132	$25,398	$26,530	$—
Land, Farmland, Ag Loans	—	—	—	—	12,454	12,454	—
Residential / prime	624	343	5,366	6,333	280,266	286,599	—
Residential / subprime	5,077	1,451	11,119	17,647	71,337	88,984	—
Commercial	—	2,766	3,301	6,067	157,884	163,951	—
Consumer	36	3	18	57	3,771	3,828
Commercial and industrial	85	—	706	791	28,152	28,943	—
Multi Family	85	—	1,685	1,770	72,572	74,342	—

Total	$5,982	$4,563	$23,252	$33,797	$651,834	$685,631	$—

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

•	When circumstances do not allow for an updated appraisal or Camco determines that an appraisal is not needed, the underlying collateral’s fair market value is estimated in the following ways:

•	Camco’s personnel property inspections combined with original appraisal review

•	Broker price opinions

•	Various on-line fair market value estimation programs (i.e. Freddie Mac, Fannie Mae, etc).

Impaired loans are set forth in the following table:

	September 30,	September 30,	September 30,	September 30,	September 30,
June 30, 2011 (in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$—	$—	$—	$—	$—
Land, Farmland, Ag Loans	1,037	1,037	—	1,095	23
Residential	397	1,181	—	398	—
Commercial	893	2,762	—	901	—
Consumer	—	—	—	—	—
Multi Family	24	253	—	66	—

Total	$2,351	$5,233	$—	$2,460	$23

With a related specific allowance recorded:
Construction	$—	$—	$—	$—	$—
Land, Farmland, Ag Loans	183	183	16	165	22
Residential	5,343	6,100	1,018	5,624	63
Commercial	8,126	8,345	2,661	8,149	106
Consumer	—
Commercial and industrial	397	397	33	406	10
Multi Family	4,032	4,755	666	4,046	95

Total	$18,081	$19,780	$4,394	$18,390	$296

	September 30,	September 30,	September 30,	September 30,	September 30,
December 31, 2010 (in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$1,549	$5,558	$—	$3,389	$—
Land, Farmland, Ag Loans	—	—	—	—	—
Residential	3,122	4,854	—	3,866	19
Commercial	4,122	8,239	—	5,765	6
Consumer	—	—	—	—	—
Commercial and industrial	706	1,208	—	1,035	11
Multi Family	3,180	5,166	—	3,786	3

Total	$12,679	$25,025	$—	$17,841	$39

With a related specific allowance recorded:
Construction	$—	$—	$—	$—	$—
Land, Farmland, Ag Loans	—	—	—	—	—
Residential	2,706	3,306	256	3,078	—
Commercial	4,503	4,521	1,171	4,589	131
Consumer	—	—	—	—	—
Commercial and industrial	630	630	170	383	—
Multi Family	—	—	—	—	—

Total	$7,839	$8,457	$1,597	$8,050	$131

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

Based on the most recent analysis performed, the risk category of non-homogenous loans and leases is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	(Dollars in Thousands)
June 30, 2011	Pass	Watch	Special Mention	Substandard	Total
Construction	$27,632	$16,847	$—	$22	$44,501
Land, Farmland, Ag Loans	12,781	182	—	1,794	14,757
Commercial	104,595	20,285	1,686	21,059	147,625
Commercial and industrial	26,327	5,649	129	584	32,679
Multi Family*	57,171	13,822	1,989	4,719	77,701

Total	$228,506	$56,775	$3,803	$28,179	$317,263

December 31, 2010	Pass	Watch	Special Mention	Substandard	Total
Construction	$12,743	$10,514	$329	$2,944	$26,530
Land, Farmland, Ag Loans	11,822	632	—	—	12,454
Commercial	124,478	11,982	6,158	21,333	163,951
Commercial and industrial	22,488	4,416	165	1,874	28,943
Multi Family*	66,074	1,861	3,227	3,180	74,342

Total	$237,605	$29,405	$9,879	$29,331	$306,220

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

9. Restatement of Previously Issued Financial Statement

Subsequent to the Corporation’s filing of its Quarterly Report on Form 10-Q for the three months ended June 30, 2011, the Board of Directors of the Corporation and Advantage received notice from Advantage’s regulators, the FDIC and Ohio Department of Financial Institutions (“ODFI”), that Advantage must restate its Call Report previously filed with the FDIC for the quarters ended June 30 and September 30, 2011. As a result, Camco also had to amend its Y9C and Y9LP as of and for the six months ended June 30, 2011. None of the amounts as of December 31, 2010 in the accompanying condensed consolidated financial statements have been restated.

	September 30,	September 30,	September 30,
As a result of the restatement, the following line items were adjusted:	Restated	Previously Reported	Effect of Change
Consolidated Balance Sheet at June 30, 2011 (unaudited):
Loans receivable – net	$639,683	$641,283	$(1,600)
Total assets	765,926	767,526	(1,600)
Retained earnings	(675)	925	(1,600)
Total stockholders’ equity	44,495	46,095	(1,600)
Total liabilities and stockholders’ equity	765,926	767,526	(1,600)

Consolidated Statements of Operations (unaudited) Three Months ended June 30, 2011
Provision for losses on loans	$1,797	$197	$1,600
Net interest income after provision for losses on loans	4,639	6,239	1,600
Earnings (Loss) before federal income tax expenses (benefit)	(1,474)	126	(1,600)
Net earnings (loss)	(1,463)	137	(1,600)
Comprehensive income (loss)	(1,442)	158	(1,600)

Earnings (loss) per share
Basic	(.20)	.02	(.22)
Diluted	(.20)	.02	(.22)

Consolidated Statements of Operations (unaudited) Six Months ended June 30, 2011
Provision for losses on loans	$2,810	$1,210	$1,600
Net interest income after provision for losses on loans	10,236	11,836	1,600
Earnings (loss) before federal income tax expenses (benefit)	(274)	1,326	(1,600)
Net earnings (loss)	(811)	789	(1,600)
Comprehensive income (loss)	(1,044)	556	(1,600)
Earnings (loss) per share
Basic	(.11)	11	(.22)
Diluted	(.11)	.11	(.22)

Consolidated Statements of Cash Flows (unaudited) Six Months Ended June 30, 2011
Net earnings (loss) for the period	$(811)	$789	$(1,600)
Provision for losses on loans	2,810	1,210	1,600

8. Restatement of Previously Issued Financial Statement (continued)

	September 30,	September 30,	September 30,
As a result of the restatement, the following line items were adjusted:	Restated	Previously Reported	Effect of Change
Nonaccrual and delinquent loans
Allowance for loan losses	$18,351	$16,751	$1,600
Non-performing assets to total assets	3.95%	3.94%	.01%
ALLL as a percent of nonperforming loans	5.26%	5.25%	0.01%
ALLL as a percent of nonperforming loans	70.4%	64.3%	6.10%

Allowance for loan losses by loan category
Construction	$25	$23	$2
Consumer	114	100	14
Multi-Family	2,933	2,632	301
Land, Farm & Ag Loans	628	744	(116)
Residential	8,974	7,967	1,007
Commercial & Non-Residential	5,102	4,782	320
Commercial and Industrial	575	503	72
Total	18,351	16,751	1,600

Collectively evaluated for impairment
Construction	$25	$23	$2
Consumer	114	100	14
Multi-Family	2,267	1,966	301
Land, Farm & Ag Loans	628	744	(116)
Residential	7,940	6,933	1,007
Commercial & Non-Residential	2,441	2,121	320
Commercial and Industrial	542	470	72
Total	13,957	12,357	1,600

Fair Value of Financial Instruments
Carrying amount	$639,683	$641,283	$(1,600)
Fair value	641,459	643,059	(1,600)

Regulatory Capital – Camco Financial Corporation

Total capital to risk-weighted assets	9.33%	9.57%	(.24)%
Tier 1 capital to risk-weighted assets	8.06%	8.30%	(.24)%
Tier 1 leverage to average assets	6.28%	6.49%	(.21)%

Regulatory Capital – Advantage Bank

Total capital to risk-weighted assets	8.88%	9.12%	(.24)%
Tier 1 capital to risk-weighted assets	7.61%	7.85%	(.24)%
Tier 1 leverage to average assets	5.94%	6.14%	(.20)%

Average Balances, Yield, Rate and Volume Data
Three Months Ended June 30, 2011
Noninterest-earning assets	$67,405	$67,805	$(400)
Total average assets	780,342	780,742	(400)
Total average shareholders’ equity	45,613	46,013	(400)
Total liabilities and shareholders’ equity	780,342	780,742	(400)

	September 30,	September 30,	September 30,
As a result of the restatement, the following line items were adjusted:	Restated	Previously Reported	Effect of Change
Average Balances, Yield, Rate and Volume Data
Six Months Ended June 30, 2011
Noninterest-earning assets	$75,067	$75,257	$(190)
Total average assets	795,613	795,803	(190)
Total average shareholders’ equity	45,875	46,065	(190)
Total liabilities and shareholders’ equity	795,613	795,803	(190)
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

Discussion of Financial Condition Changes from December 31, 2010 to June 30, 2011

At June 30, 2011, Camco’s consolidated assets totaled $765.9 million, a decrease of $49.0 million, or 6.0%, from December 31, 2010. The decrease in total assets resulted primarily from decreases in investment securities and loans receivable and the redemption of FHLB stock, which were offset partially by increases in cash and cash equivalents. Further deterioration of the residential loan market and fewer new purchases may continue to shift the loan portfolio toward commercial loans. The current loan rates may continue to slow residential lending and the sale of fixed rate loans, therefore it is likely that the gain on sale will continue to be less in 2011 than was previously experienced in 2010. Additionally, in the second quarter of 2011 we sold three portfolio loans at a loss of $433,000 which was offset by our current year to date gain on the sale of mortgage loans of $433,000. When comparing the six months ended June 2011 versus 2010 the gain on sale of mortgage loans decreased $57,000. Any growth in deposits would most likely be used to reduce outstanding borrowings and brokered deposits or fund commercial loan volume. Loan volume increased in June and we have a larger pipeline going into the second half of 2011. Management’s overall focus at the Bank has been on managing credit, reducing risk within the loan portfolio and enhancing liquidity and capital in a distressed economic environment. Continuous progress is being made on addressing these issues, but we expect the distressed economic environment to continue through 2011.

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

Loans receivable, including loans held for sale, totaled $643.4 million at June 30, 2011, a decrease of $26.7 million, or 4.0%, from December 31, 2010. The decrease resulted primarily from principal repayments of $108.2 million and loan sales of $33.1 million offset partially by loan disbursements totaling $125.1 million. Principal repayments are slightly higher than 2010 on loans and our ability to originate new loans has not been as strong as 2010 in the first half of 2011. The reduction in residential real estate loan balances was intensified by the secondary market offering historically low long-term fixed rates during most of 2010.

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

The allowance for loan losses totaled $18.4 million and $16.9 million at June 30, 2011, and December 31, 2010, representing 70.4% and 49.9% of nonperforming loans, respectively, at those dates. Nonperforming loans (loans with three payments delinquent plus nonaccrual loans) totaled $26.1 million and $33.8 million at June 30, 2011 and December 31, 2010, respectively, constituting 4.0% and 4.9% of total net loans, including loans held for sale. The decrease in non-accrual loan balances is due to credit quality efforts that are discussed above. During 2011 provision for loan losses decreased while the balance in the allowance was $1.5 million higher than the December balance. See the Allowance for loan losses footnote above for additional information related to change in allowance, delinquency and etc. Net charge-offs totaled $1.3 million for the six months ended June 30, 2011.

The following table sets forth information with respect to Advantage’s nonperforming assets for the periods indicated.

	September 30,	September 30,	September 30,	September 30,	September 30,
Loans accounted for on nonaccrual basis: (dollars in thousands)	June 30, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Total nonperforming loans	$26,069	$33,779	$36,449	$53,528	$25,515
Other real estate owned	14,216	10,096	9,660	5,841	5,034

Total nonperforming assets	$40,285	$43,875	$46,109	$59,369	$30,549

Allowance for loan losses	$18,351	$16,870	$16,099	$15,747	$6,623

Nonperforming loans as a percent of total net loans	3.95%	4.92%	5.40%	6.91%	3.13%
Nonperforming assets to total assets	5.26%	5.38%	5.47%	5.93%	2.99%
Allowances for loan losses as a percent of nonperforming loans	70.4%	49.9%	44.2%	29.4%	26.0%

Memo section:
Troubled debt restructurings
Loans and leases restructured and in compliance with modified terms	$12,543	$7,122	$16,645	$11,440	$—

Loans and leases restructured and not in compliance with modified terms	$8,373	$9,276	$4,783	$12,882	$—

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

Deposits totaled $631.6 million at June 30, 2011, a decrease of $20.2 million, or 3.1%, from the total at December 31, 2010. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at June 30, 2011 and December 31, 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	June 30, 2011		December 31, 2010		Change
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$47,663	0.00%	$46,597	0.00%	$1,066	0.00%
Interest-bearing demand	68,106	0.20	65,679	0.30	2,427	(0.10)
Money market	109,793	0.46	96,294	0.69	13,499	(0.23)
Savings	42,037	0.10	38,665	0.25	3,372	(0.15)
Certificates of deposit – retail	358,014	1.77	392,098	1.93	(34,084)	(0.16)
Certificates of deposit – brokered	6,034	2.89	12,483	3.60	(6,449)	(0.71)

Total deposits	$631,647	1.14%	$651,816	1.38%	$(20,169)	(0.24)

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

We anticipate an additional $6.4 million in maturities of brokered deposits throughout the remainder of 2011. This will help to maintain the Bank’s margin. Further, by growing core deposits we will improve the long-term funding mix of the Bank’s deposit portfolio by aggregating small business, commercial and retail checking accounts.

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

Stockholders’ equity totaled $44.5 million at June 30, 2011 and December 31, 2010. Net changes included the decrease from the sale of investments which decreased accumulated other comprehensive income related to the fair value of our investment securities in the amount of $1.0 million coupled with a net loss of $811,000.

Comparison of Results of Operations for the Six Months Ended June 30, 2011 and 2010

Camco’s net loss for the six months ended June 30, 2011, totaled $811,000, a decrease of $3.2 million, from the net loss of $4.0 million reported in the comparable 2010 period. On a per share basis, the net loss during the first half of 2011 was $(0.11), compared to $(0.55) per share in the first half of 2010. The increase in earnings was primarily attributable to decreased provision for losses on loans, increased gain on sale of investments which was offset partially by increased general, administrative and other expenses.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011			2010
Six Months Ended June 30, (Dollars in thousands)	Average outstanding balance	Interest earned / paid	Average yield/ rate	Average outstanding balance	Interest earned / paid	Average yield/ rate
Interest-earning assets:
Loans receivable (1)	$636,523	$17,740	5.57%	$653,612	$18,561	5.67%
Securities	23,856	439	3.68%	50,149	1,073	4.28%
FHLB stock	12,745	493	7.74%	29,888	671	4.49%
Other Interest-bearing accounts	47,422	10	.04%	26,932	2	0.01%

Total interest-earning assets	720,546	18,682	5.19%	760,581	20,307	5.34%

Noninterest-earning assets (2)	75,067			90,781

Total average assets	$795,613			$851,362

Interest-bearing liabilities:
Deposits	598,741	4,107	1.37%	611,745	5,689	1.86%
FHLB advances and other	89,877	1,529	3.40%	124,813	1,989	3.19%

Total interest-bearing liabilities	688,618	5,636	1.64%	736,558	7,678	2.08%

Noninterest-bearing deposits	50,042			41,399
Noninterest-bearing liabilities	11,078			13,182

Total average liabilities	749,738			791,139
Total average shareholders’ equity	45,875			60,223

Total liabilities and shareholders’ equity	$795,613			$851,362

Net interest income/Interest rate spread		$13,046	3.55%		$12,629	3.26%

Net interest margin (3)			3.62%			3.32%

Average interest-earning assets to average interest-bearing liabilities			104.64%			103.30%

(1)	Includes loans held for sale. Loan fees are immaterial.
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

Based upon an analysis of these factors, the continued economic outlook and new production we recorded a provision for losses on loans to $2.8 million for the six months ended June 30, 2011, compared to $6.1 million for the same period in 2010. A portion of the provision was due to the Boards of Directors of Camco and Advantage receiving notice from Advantage’s regulators, the FDIC and ODFI, that Advantage must reflect an additional provision to its allowance for loan losses (“ALLL”) of at least $1.6 million as of June 30, 2011.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2011 and 2010

Camco’s net loss for the three months ended June 30, 2011, totaled $1.5 million, an increase in earnings of $2.6 million, from the net loss of $4.1 million, reported in the comparable 2010 period. On a per share basis, the net loss during the second quarter of 2011 were $(0.20), compared to a loss of $(0.57) per share in the second quarter of 2010. The increase in earnings was primarily attributable to a decreased provision for loan and lease losses of $3.4 million. As previously stated the allowance for loan and lease losses totaled $18.4 million and $16.9 million at June 30, 2011 and December 31, 2010, representing 70.4% and 49.9% of nonperforming loans, respectively, at those dates.

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

	000000	000000	000000	000000	000000	000000
	2011			2010
Three Months Ended June 30, (Dollars in thousands)	Average outstanding balance	Interest earned / paid	Average yield/ rate	Average outstanding balance	Interest earned / paid	Average yield/ rate
Interest-earning assets:
Loans receivable (1)	$631,496	$8,839	5.60%	$651,552	$9,281	5.70%
Securities	16,437	84	2.04%	44,952	495	4.40%
FHLB stock	9,888	154	6.23%	29,888	332	4.44%
Other Interest-bearing accounts	55,116	3	0.02%	25,155	1	0.02%

Total interest-earning assets	712,937	9,080	5.09%	751,547	10,109	5.38%

Noninterest-earning assets (2)	67,405			98,182

Total average assets	$780,342			$849,729

Interest-bearing liabilities:
Deposits	595,021	1,918	1.29%	610,144	2,744	1.80%
FHLB advances and other	79,862	726	3.64%	126,367	992	3.14%

Total interest-bearing liabilities	674,883	2,644	1.57%	736,511	3,736	2.03%

Noninterest-bearing deposits	49,427			42,124
Noninterest-bearing liabilities	10,419			11,148

Total average liabilities	734,729			789,783
Total average shareholders’ equity	45,613			59,946

Total liabilities and shareholders’ equity	$780,342			$849,729

Net interest income/Interest rate spread		$6,436	3.52%		$6,373	3.35%

Net interest margin (3)			3.61%			3.39%

Average interest-earning assets to average interest-bearing liabilities			105.6%			102.0%

(1)	Includes loans held for sale. Loan fees are immaterial.
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

Based upon an analysis of these factors, the continued economic outlook and new loan quality production, we increased the provision for losses on loans to strengthen our allowance in previous quarters. Due to the previous strengthening of the allowance and the decrease in our non-accrual and classified assets we determined that a much lesser provision was needed for this quarter. An additional $1.8 million was added to the provision for the three months ended June 30, 2011, compared to $5.2 million for the same period in 2010. We believe our loans are adequately reserved for probable losses inherent in our loan portfolio at June 30, 2011. However, there can be no assurance that the loan loss allowance will be adequate to absorb actual losses.

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

Additional Capital

The Corporation’s Tier 1 capital at June 30, 2011 did not meet the requirements set forth in the Consent Order or the Memorandum of Understanding (the “MOU”) that Camco entered into with the Federal Reserve Board of Governors (“FRB”) on March 4, 2009 as those agreements are discussed under “Liquidity and Capital Resources” below. As a result, the Corporation will need to increase capital levels to meet the standards set forth by the FDIC, ODFI and FRB. The Corporation has engaged an investment banking firm and has developed a capital plan that includes, but is not limited to, the potential for balance sheet reduction, the sale of branches, issuing common stock, preferred stock, debt or some combination of those issuances, or other financing alternatives that will be treated as capital. Although the Corporation anticipates raising additional capital, the Board of Directors has not yet determined the type, timing, amount, or terms of possible securities to be issued in the offering, and there are no assurances that an offering will be completed or that the Corporation will succeed in this endeavor. On July 11, 2011, the Board decided to file a Form S-1 for a public rights offering. This is only one of several alternatives currently being evaluated by the Board and there is no assurance that this be the final capital raising measure pursued. However, the Board believed it was prudent to make the filing so that it could move quickly once its evaluation of available alternatives is complete. In addition, a transaction, which would likely involve equity financing would result in substantial dilution to current stockholders and could adversely affect the price of the Corporation’s common stock.

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

Camco is a single bank holding company with its primary source of liquidity derived from dividends received from the Bank which are dependent on the Bank’s cash flow and earnings. Ohio statutes also impose certain limitations on a bank’s payment of dividends and other capital distributions. Currently, a Consent Order prohibits the Bank from paying a dividend to Camco without prior approval of the FDIC and ODFI. Camco has $5.0 million in trust preferred securities outstanding with a maturity date of 2037 and a provision that provides for a deferment of interest payment for up to 20 consecutive quarters without default, if required. Based on notification received from the FRB on April 30, 2009, Camco was required to exercise this provision to defer interest payments and has deferred a total of nine quarters as of June 30, 2011. Further, as a result of entering into the MOU, Camco is prohibited from paying dividends to our stockholders without first obtaining the approval of the FRB. Our ability to pay dividends to stockholders is dependent on our net earnings. Increases in loan losses or higher regulatory capital reserve requirements may also jeopardize our ability to pay dividends.

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

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments due by period
	Less than 1 year	1 – 3 Years	3 – 5 years	More than 5 years	Total
	(In thousands)

Contractual obligations:
Operating lease obligations	$187	$458	$384	$28	$1,057
Advances from the FHLB	10,000	32,305	20,222	6,238	68,765
Repurchase agreements	6,715	—	—	—	6,715
Certificates of deposit	204,892	117,235	42,165	6	364,048
Subordinated debentures (1)	—	—	—	5,000	5,000
Ohio equity funds for housing	103	201	292	36	632

Amount of commitments expiring per period:
Commitments to originate loans:
Revolving open-end lines secured by 1-4 residential properties	$42,300	$—	$—	$—	$42,300
Not secured by real estate	18,822	—	—	—	18,822
One- to four-family construction loan	1,535	—	—	—	1,535
Commercial real estate, other construction loan and land development	21,709	—	—	—	21,709
Commercial and industrial and other unused commitments	8,678	—	—	—	8,678
Letters of credit	350	—	—	—	350
Total contractual obligations	$315,291	$150,199	$63,063	$11,308	$539,861

(1)	The subordinated debentures are redeemable, at Camco’s option.
The	debentures mature on September 15, 2037.

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

Camco and Advantage are required to maintain minimum regulatory capital pursuant to federal regulations. The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at June 30, 2011:

	September 30,	September 30,	September 30,	September 30,		September 30,	September 30,	September 30,	September 30,
	Actual		For capital Adequacy purposes				To be “well- capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$56,841	9.33%	>	$48,740	>	8.0%	>	$60,925	10.0%
Advantage Bank	$53,977	8.88%	>	$48,625	>	8.0%	>	$60,781	10.0%

Tier I capital to risk-weighted assets:
Camco Financial Corporation	$49,110	8.06%	>	$24,370	>	4.0%	>	$36,555	6.0%
Advantage Bank	$46,246	7.61%	>	$24,313	>	4.0%	>	$36,469	6.0%

Tier I leverage to average assets:
Camco Financial Corporation	$49,110	6.28%	>	$31,274	>	4.0%	>	$39,093	5.0%
Advantage Bank	$46,246	5.94%	>	$31,152	>	4.0%	>	$38,940	5.0%

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

Advantage entered into the Consent Agreement with the FDIC and the ODFI that provided for the issuance of an order by the FDIC and the ODFI, which order was executed by the FDIC and ODFI on July 31, 2009 (the “Bank Agreement”). The Consent Agreement requires Advantage to, among other things, (i) increase its Tier 1 leverage capital ratio to 8%; and (ii) seek regulatory approval prior to declaring or paying any cash dividend. As a result of the Consent Agreement, Advantage is disqualified as a public depository under Ohio law and will incur higher premiums for FDIC insurance of its accounts. Advantage is not in compliance with the capital requirement of the Consent Order and must raise additional capital.

As a result of the recent downturn in the financial markets, the availability of many sources of capital (principally to financial service companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the downturn. Management cannot predict when or if the capital markets will return to more favorable conditions.

There can be no assurances that the Corporation will be successful in its efforts to raise additional capital during 2011. An equity financing transaction would result in substantial dilution to the Corporation’s current stockholders and could adversely affect the market price of the Corporation’s common stock. We are unable to predict if these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to the regulatory restrictions which exist that prohibit dividends between the Bank and Camco, which may cause Camco to be unable to meet its financial obligations in the normal course of business. Further, a material failure to comply with the provisions of the MOU, Camco Agreement or Consent Order could result in additional enforcement actions by the FDIC, the ODFI or the FRB.

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

Reevaluation

In connection with the revision to the financial statements as described in this Amended Report, management reevaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures were effective as of June 30, 2011. In making this determination, management concluded that the changes to the financial statements were within the range of generally accepted accounting principles related to the concept of an estimable ALLL. Management’s assessment of certain qualitative and subjective adjustments to the ALLL were based upon interpretation and judgment of subjective factors and were not the result of ineffective disclosure controls.

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

Date: February 3, 2012	By:	/s/ James E. Huston
James E. Huston
Chief Executive Officer

Date: February 3, 2012	By:	/s/ John E. Kirksey
John E. Kirksey
Chief Financial Officer