Form 10-Q/A
period 2011-09-30
CAMCO FINANCIAL CORP
filed 2012-02-03
CIK 16614

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

(740) 435-2020

Registrant’s telephone number, including area code:

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

Camco Financial Corporation

Camco Financial Corporation

Quarterly Report on Form 10-Q/A for the period ended September 30, 2011

EXPLANATORY NOTE

Camco Financial Corporation (“Camco”) is filing this Amendment No. 1 (“Amended Report”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, which was originally filed with the Securities and Exchange Commission (“SEC”) on November 10, 2011 (the “Original Report”), to restate Camco’s unaudited consolidated financial statements for the quarterly period ended September 30, 2011 and amend related disclosures in the Selected Financial Data and Management’s Discussion and Analysis.

On January 17, 2012, the Boards of Directors of Camco and Advantage Bank, Camco’s wholly owned subsidiary, received notice from Advantage’s regulators, the FDIC and Ohio Department of Financial Institutions (“ODFI”), that Advantage must restate its Call Report previously filed with the FDIC to reflect an additional provision to Advantage’s allowance for loan losses of at least $1.6 million as of June 30, 2011. This impacted our previously issued unaudited consolidated financial statements for the quarter ended September 30, 2011, contained in the Original Report.

As a result, Camco is filing this Amended Report to amend Part 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to reflect a restatement of the financial statements in connection with the following:

•

Due to the adjustments to the financial results for the second quarter of 2011, the Company’s net loss after tax for the nine months ended September 30, 2011, is $648,000 compared to earnings of $952,000. Loss per basic share as of September 2011 is $(.09), compared to the originally reported earnings per share of $0.13.

•

The allowance for loan losses as of September 30, 2011 increased to $17.6 million, or 67.9% of non-performing loans, compared to the originally reported amount of $16.0 million, or 61.7% of non-performing loans.

•	Loans receivable net declined to $634.8 million from the previously reported level of $636.4 million and total assets declined to $792.0 million from the previously reported level of $793.6 million.

•	Total stockholders’ equity at September 30, 2011 declined $1.6 million to $44.5 million from $46.1 million.

For the specific line items restated and a more detailed description of the changes made in this restatement See Part 1, Item 9, “Restatement of Previously Issued Financial Statements”.

Camco Financial Corporation

Quarterly Report on Form 10-Q/A for the period ended September 30, 2011

EXPLANATORY NOTE

While we are amending only certain portions of our Original Report, for convenience and ease of future reference, we are filing the entire Quarterly Report for the quarter ended September 30, 2011, in this Amended Report.

This Amended Report also includes currently-dated certifications from Camco’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Camco has not modified or updated disclosures presented in the Original Report, except as required to specifically reflect the effects of the restatement in the Amended Report. Accordingly, this Amended Report does not reflect other events occurring after the Original Report, nor does it modify or update those disclosures affected by other subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Report.

Item 1. Financial Statements

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	September 30,	September 30,
	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Cash and due from banks	$14,764	$13,143
Interest-bearing deposits in other financial institutions	54,943	15,971

Cash and cash equivalents	69,707	29,114
Securities available for sale, at market	10,996	30,768
Securities held to maturity, at cost	3,493	3,948
Loans held for sale—at lower of cost or fair value	10,445	2,208
Loans receivable—net	634,788	667,840
Office premises and equipment—net	8,786	9,928
Real estate acquired through foreclosure	12,592	10,096
Federal Home Loan Bank stock—at cost	9,888	29,888
Accrued interest receivable	3,030	3,521
Mortgage servicing rights—at lower of cost or market	3,628	3,841
Prepaid expenses and other assets	4,935	4,426
Cash surrender value of life insurance	19,718	19,388

Total assets	$792,006	$814,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$624,327	$651,816
Other Borrowings	10,672	11,530
Advances from the Federal Home Loan Bank	101,186	92,934
Advances by borrowers for taxes and insurance	1,393	2,413
Accounts payable and accrued liabilities	9,724	10,170

Total liabilities	747,302	768,863

Commitments	—	—

Stockholders’ equity:
Preferred stock—$1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock—$1 par value; authorized 29,900,000 shares; 8,884,508 shares issued at September 30, 2011 and December 31, 2010	8,885	8,885
Unearned compensation	(39)	(94)
Additional paid-in capital	60,494	60,260
Retained earnings	(512)	136
Accumulated other comprehensive income (loss) net of related tax effects	(10)	1,030
Treasury stock 1,678,913 shares at September 30, 2011 and December 31, 2010, at cost	(24,114)	(24,114)

Total stockholders’ equity	44,704	46,103

Total liabilities and stockholders’ equity	$792,006	$814,966

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	September 30,	September 30,	September 30,	September 30,
	Nine months ended September 30,		Three months ended September 30,
(unaudited)	2011	2010	2011	2010
Interest and dividend income
Loans	$26,455	$28,074	$8,715	$9,513
Mortgage-backed securities	359	1,291	19	388
Investment securities	152	224	53	54
Other interest-earning accounts	602	1,010	99	337

Total interest and dividend income	27,568	30,599	8,886	10,292
Interest Expense
Deposits	5,841	8,259	1,734	2,570
Borrowings	2,215	2,961	686	972

Total interest expense	8,056	11,220	2,420	3,542

Net interest income	19,512	19,379	6,466	6,750
Provision for losses on loans	3,038	17,524	228	11,407

Net interest income (loss) after provision for losses on loans	16,474	1,855	6,238	(4,657)

Other income
Late charges, rent and other	901	1,234	336	497
Loan servicing fees	905	952	300	315
Service charges and other fees on deposits	1,580	1,719	548	603
Gain on sale of loans	129	822	129	332
Mortgage servicing rights—net	(213)	(622)	(352)	(528)
Gain (loss) on sale of fixed assets	15	1	11	2
Gain (loss) on sale of investments	1,267	—	(9)	—
Income on cash surrender value of life insurance	659	656	222	221

Total other income	5,243	4,762	1,185	1,442

General, administrative and other expenses
Employee compensation and benefits	9,565	10,121	3,034	3,467
Occupancy and equipment	2,219	2,219	767	734
Federal deposit insurance premiums and other insurance	1,541	1,673	444	538
Data processing	834	842	273	276
Advertising	277	275	95	105
Franchise taxes	514	814	166	280
Postage, supplies and office expenses	709	829	238	262
Travel and training	185	183	65	106
Professional services	1,093	1,075	391	292
Deposit and transaction processing expenses	559	572	191	194
Real estate owned and other expenses	3,020	1,653	1,365	822
Loan expenses	1,307	1,472	226	735

Total general, administrative and other expense	21,823	21,728	7,255	7,811

Earnings (loss) before federal income taxes	(106)	(15,111)	168	(11,026)

Federal income taxes (benefit)	542	457	5	572

NET EARNINGS (LOSS)	$(648)	$(15,568)	$163	$(11,598)

EARNINGS (LOSS) PER SHARE

Basic	$(0.09)	$(2.16)	$0.02	$(1.61)

Diluted	$(0.09)	$(2.16)	$0.02	$(1.61)

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	September 30,	September 30,	September 30,	September 30,
	Nine months ended September 30,		Three months ended September 30,
(unaudited)	2011	2010	2011	2010
Net earnings (loss)	$(648)	(15,568)	$163	$(11,598)

Other comprehensive income, net of tax:
Unrealized holding gains on securities during the period, net of tax effects of $(105) and $50, $2 and $(49) for the respective periods	(1,040)	97	3	96

Reclassification adjustment for realized gains included in net earnings, net of taxes of $(431) and $0, $3 and $0 for the respective periods	1,267	—	(9)	—

Comprehensive income (loss)	$(421)	(15,471)	$157	$(11,502)

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30,

(In thousands)

	September 30,	September 30,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net loss for the period	$(648)	$(15,568)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees	(256)	78
Amortization of premiums and discounts on investment and mortgage-backed securities — net	(56)	9
Amortization of mortgage servicing rights — net	879	1,828
Depreciation and amortization	922	920
Provision for losses on loans	3,038	17,524
Stock option expense	234	138
Provisions for losses on REO	627	617
(Gain) loss on sale of real estate acquired through foreclosure	423	(2)
Restricted stock / unearned compensation	55	31
Gain on sale of investments	(1,267)	—
Gain on sale of loans	(129)	(822)
(Gain) loss on sale of assets	(14)	1
Loans originated for sale in the secondary market	(51,557)	(60,326)
Proceeds from sale of loans in the secondary market	43,449	49,480
Net increase in cash surrender value of life insurance	(529)	(529)
Increase (decrease) in cash due to changes in:
Accrued interest receivable	491	234
Prepaid expenses and other assets	(509)	483
Accrued interest and other liabilities	(446)	59

Net cash (used in) operating activities	(5,293)	(5,845)

Cash flows provided by (used in) investing activities:
Principal repayments, maturities on securities held to maturity	452	246
Principal repayments, maturities on securities available for sale	7,602	20,505
Purchases of investment securities designated as available for sale	(15,395)	—
Purchases of investment securities designated as held to maturity	—	(1,623)
Proceeds from sale of investments	27,205	—
Redemption of FHLB Stock	20,000	—
Loan principal repayments	153,194	94,537
Loan disbursements and purchased loans	(132,695)	(134,825)
Proceeds from sale of office premises and equipment	1,081	20
Proceeds from surrender of life insurance	199	160
Additions to office premises and equipment	(847)	(295)
Proceeds from sale of real estate acquired through foreclosure	6,205	2,457
Net cash provided by (used in) investing activities	67,001	(18,818)

Net cash provided by (used in) operating and investing activities balance carried forward	61,708	(24,663)

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

Classified loans with indication or acknowledgment of deterioration are subject to individual analysis. Loan classifications are those used by regulators consisting of Special Mention, Substandard, Doubtful and Loss. In evaluating these loans for impairment, the measure of expected loss is based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Additionally, modifications and troubled debt restructures (“TDR”) are classified when a borrower has financial difficulties and the bank grants concessions it would not ordinarily make, such as reducing either the interest rate or the principal amount owned, reducing payments or lengthening amortization. Once a loan has been classified as TDR it continues in this classification until it is paid in full or until such time as its terms are substantially equivalent to terms on new loans with comparable risks. TDR’s are considered impaired and if needed a specific reserve is calculated. The specific reserve is calculated on the present value of cash flow method or based on the fair value of the collateral if the loan is collateral dependent. All other classified assets and non-classified assets are combined with the homogenous loan pools and segregated into collateral codes. Loss rate factors are developed for each collateral code which is used to estimate losses and determine an allowance. The loss factors for each code incorporate historical delinquency, classification, and charge-off rates and adjusted for economic factors and an estimated loss scenario. While the Corporation strives to reflect all known risk factors in its evaluations, these evaluations are by their nature imprecise and based in part on factors beyond the Bank’s control.

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

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under outstanding stock options. The computations were as follows for the periods ended September 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	For the nine months ended September 30,		For the three months ended September 30,
	2011	2010	2011	2010
	(In thousands)
BASIC:
Net Earnings (Loss)	$(648)	$(15,568)	$163	$(11,598)

Weighted average common shares outstanding	7,206	7,206	7,206	7,206

Basic earnings (loss) per share	$(0.09)	$(2.16)	$0.02	$(1.61)

DILUTED:
Net Earnings (Loss)	$(648)	$(15,568)	$163	$(11,598)

Weighted average common shares outstanding	7,206	7,206	7,206	7,206
Dilutive effect of stock options	—	—	—	—

Total common shares and dilutive potential common shares	7,206	7,206	7,206	7,206
Diluted earnings (loss) per share	$(0.09)	$(2.16)	$0.02	$(1.61)

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

A summary of the status of the Corporation’s stock option plans as of September 30, 2011 and December 31, 2010, and changes during the periods ending on those dates is presented below:

	September 30,	September 30,	September 30,	September 30,
	Nine Months ended September 30, 2011		Year ended December 31, 2010
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of period	463,642	$5.84	260,833	$10.59
Granted	161,538	2.14	260,729	2.51
Exercised	—	—	—
Forfeited	(23,102)	5.78	(57,920)	12.21
Expired	(3,000)	—	—	—

Outstanding at end of period	599,078	4.85	463,642	$5.84

Options exercisable at period end	329,203	6.82	257,037	$8.24

Weighted-average fair value of options granted during the period		$1.49		$1.65

The following information applies to options outstanding at September 30, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
				Options Outstanding			Options Exercisable
Range of Exercise Prices				Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.90 - $2.51				472,822	8.6	$2.39	206,813	$2.44
$8.92				19,260	6.3	8.92	15,394	8.92
$11.36 -$14.16				52,121	4.1	13.46	52,121	13.46
$16.13 -$17.17				54,875	2.6	16.45	54,875	16.45

				599,078	7.6	$4.85	329,203	$6.82

6.	Fair Value

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

Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

	September 30,	September 30,	September 30,	September 30,
	September 30, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
	(In thousands)
Financial assets
Cash and cash equivalents	$69,707	$69,707	$29,114	$29,114
Investment securities available for sale	10,996	10,996	30,768	30,768
Investment securities held to maturity	3,493	3.547	3,948	3,993
Loans held for sale	10,445	10,635	2,208	2,254
Loans receivable	634,788	635,612	667,840	643,646
Federal Home Loan Bank stock	9,888	9,888	29,888	29,888
Accrued interest receivable	3,030	3,030	3,521	3,521

Financial liabilities
Deposits	$624,327	$617,378	$651,816	$642,893
Advances from the Federal Home Loan Bank	101,186	106,010	92,934	97,711
Repurchase agreements	5,672	5,672	6,530	6,530
Subordinated debentures	5,000	4,906	5,000	4,839
Advances by borrowers for taxes and insurance	1,393	1,393	2,413	2,413
Accrued interest payable	1,627	1,627	1,646	1,646

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

The allowance for loan losses is a reserve established through a provision which is charged to expense and represents management’s best estimate of probable losses that could be incurred within the existing portfolio of loans. The allowance is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s allowance for possible loan loss methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The amount of the provision reflects not only the necessary allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including, among other things, changes in market interest rates and other factors in the local economies that we serve, such as unemployment rates and real estate market values.

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

Loan balances and change in the allowance for loan losses as of September 30, 2011 are summarized as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(in thousands)	Construction	Consumer	Multi- Family	Land, Farm & Ag Loans	Residential	Commercial & Non- Residential	Commercial and Industrial	Total

Allowance for credit losses:
Beginning balance December 31, 2010	$166	$246	$2,860	$849	$8,050	$3,638	$1,061	$16,870
Charge-offs	—	(60)	(85)	(107)	(2,000)	(1,066)	(48)	(3,366)
Recoveries	—	3	156	210	488	118	98	1,073
Provision (1)	(142)	(66)	113	(183)	2,420	1,395	(499)	3,038

Ending balance September 30, 2011	$24	$123	$3,044	$769	$8,958	$4,085	$612	$17,615

Ending balance
Individually evaluated for impairment	$—	$—	$868	$194	$1,045	$1,301	$—	3,408

Collectively evaluated for impairment	$24	$123	$2,176	$575	$7,913	$2,784	$612	$14,207
Portfolio balances:
Collectively evaluated for impairment	$34,381	$3,545	$70,278	$14,799	$316,986	$150,153	$38,566	$628,708

Individually evaluated for impairment
With no related allowance	—	—	100	—	396	902	624	2,022
With related allowance	—	—	5,236	1,216	9,059	5,857	305	21,673

Ending balance	$34,381	$3,545	$75,614	$16,015	$326,441	$156,912	$39,495	$652,403

(1)	Reclassifications of portfolio balance between Commercial and Industrial and Commercial & Non-Residential created a portion of the change in provision for the current period.

Change in the allowance for loan losses for the year ended December 31, 2010 and loan balances as of December 31, 2010 are summarized as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(in thousands)	Construction	Consumer	Multi- Family	Land, Farm & Ag Loans	Residential	Commercial & Non- Residential	Commercial and Industrial	Total

Allowance for credit losses:
Beginning balance January 1, 2010	$338	$98	$731	$628	$10,519	$3,148	$637	$16,099
Charge-offs	(482)	(28)	(1,535)	(2,283)	(7,530)	(3,688)	(3,399)	(18,945)
Recoveries	39	9	103	247	490	157	211	1,256
Provision	271	167	3,561	2,257	4,571	4,021	3,612	18,460

Ending balance December 31, 2010	$166	$246	$2,860	$849	$8,050	$3,638	$1,061	$16,870

Ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$256	$1,171	$170	$1,597

Collectively evaluated for impairment	$166	$246	$2,860	$849	$7,794	$2,467	$891	$15,273
Portfolio balances:
Collectively evaluated for impairment	$26,530	$3,828	$71,162	$10,905	$369,755	$155,326	$27,607	$665,113
Individually evaluated for impairment
With no related allowance	—	—	3,180	1,549	3,122	4,122	706	12,679
With related allowance	—	—	—	—	2,706	4,503	630	7,839

Ending balance	$26,530	$3,828	$74,342	$12,454	$375,583	$163,951	$28,943	$685,631

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

The following table details non-accrual loans at September 30, 2011 and December 31, 2010:

	September 30,	September 30,
	Non-Accrual	Non-Accrual
(in thousands)	September 30, 2011	December 31, 2010
Construction	$20	$1,791
Land, Farmland, Ag Loans	375	—
Residential	21,884	21,498
Commercial	2,703	7,717
Consumer	119	39
Commercial and industrial	169	706
Multi Family	442	2,028

Total	$25,712	$33,779

An age analysis of past due loans, segregated by class of loans were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
September 30, 2011 (in thousands)	Loans 30-59 Days Past Due	Loans 60 - 89 or More Days Past Due	Loans 90+ Days Past Due	Total Past Due	Current	Total Loans	Accruing Loans 90 Days Past Due
Construction	$—	$—	$—	$—	$34,381	$34,381	$—
Land, Farmland, Ag Loans	105	—	161	266	15,749	16,015	—
Residential / prime	634	260	4,801	5,695	242,942	248,637	—
Residential / subprime	4,355	1,961	9,377	15,693	62,111	77,804	—
Commercial	—	—	1,510	1,510	155,402	156,912	—
Consumer	17	1	18	36	3,509	3,545
Commercial and industrial	—	69	45	114	39,381	39,495	—
Multi Family	—	—	680	680	74,934	75,614	238

Total	$5,111	$2,291	$16,592	$23,994	$628,409	$652,403	$238

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
December 31, 2010 (in thousands)	Loans 30- 59 Days Past Due	Loans 60 - 89 or More Days Past Due	Loans 90+ Days Past Due	Total Past Due	Current	Total Loans	Accruing Loans 90 Days Past Due
Construction	$75	$—	$1,057	$1,132	$25,398	$26,530	$—
Land, Farmland, Ag Loans	—	—	—	—	12,454	12,454	—
Residential / prime	624	343	5,366	6,333	280,266	286,599	—
Residential / subprime	5,077	1,451	11,119	17,647	71,337	88,984	—
Commercial	—	2,766	3,301	6,067	157,884	163,951	—
Consumer	36	3	18	57	3,771	3,828
Commercial and industrial	85	—	706	791	28,152	28,943	—
Multi Family	85	—	1,685	1,770	72,572	74,342	—

Total	$5,982	$4,563	$23,252	$33,797	$651,834	$685,631	$—

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

•	When circumstances do not allow for an updated appraisal or Camco determines that an appraisal is not needed, the underlying collateral’s fair market value is estimated in the following ways:

•	Camco’s personnel property inspections combined with original appraisal review

•	Broker price opinions

•	Various on-line fair market value estimation programs (i.e. Freddie Mac, Fannie Mae, etc).

Impaired loans are set forth in the following table:

	September 30,	September 30,	September 30,	September 30,	September 30,
September 30, 2011 (in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$0	$0	$0	$0	$0
Land, Farmland, Ag Loans	0	0	0	0	0
Residential	396	613	0	402	3
Commercial	902	1,427	0	919	38
Consumer	0	0	0	0	0
Commercial and industrial	624	662	0	669	29
Multi Family	100	416	0	167	0

Total	$2,022	$3,118	$0	$2 ,157	$70

With a related specific allowance recorded:
Construction	$0	$0	$0	$0	$0
Land, Farmland, Ag Loans	1,216	1,216	194	1,258	53
Residential	9,059	9,825	1,045	9,446	289
Commercial	5,857	5,857	1,300	5,905	219
Consumer	0	0	0	0	0
Commercial and industrial	305	305	1	318	13
Multi Family	5,236	5,925	868	5,267	209

Total	$21,673	$23,128	$3,408	$22,194	$783

	September 30,	September 30,	September 30,	September 30,	September 30,
December 31, 2010 (in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$1,549	$5,558	$—	$3,389	$—
Land, Farmland, Ag Loans	—	—	—	—	—
Residential	3,122	4,854	—	3,866	19
Commercial	4,122	8,239	—	5,765	6
Consumer	—	—	—	—	—
Commercial and industrial	706	1,208	—	1,035	11
Multi Family	3,180	5,166	—	3,786	3

Total	$12,679	$25,025	$—	$17,841	$39

With a related specific allowance recorded:
Construction	$—	$—	$—	$—	$—
Land, Farmland, Ag Loans	—	—	—	—	—
Residential	2,706	3,306	256	3,078	—
Commercial	4,503	4,521	1,171	4,589	131
Consumer	—	—	—	—	—
Commercial and industrial	630	630	170	383	—
Multi Family	—	—	—	—	—

Total	$7,839	$8,457	$1,597	$8,050	$131

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

Based on the most recent analysis performed, the risk category of non-homogenous loans and leases is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	(Dollars in Thousands)
September 30, 2011	Pass	Watch	Special Mention	Substandard	Total(1)
Construction	$27,298	$7,063	$—	$20	$34,381
Land, Farmland, Ag Loans	14,058	178	297	1,482	16,015
Commercial	118,613	19,321	3,093	15,885	156,912
Commercial and industrial	33,452	5,388	116	539	39,495
Multi Family*	52,200	16,792	2,126	4,496	75,614

Total	$245,621	$48,742	$5,632	$22,422	$322,417

	September 30,	September 30,	September 30,	September 30,	September 30,
December 31, 2010	Pass	Watch	Special Mention	Substandard	Total
Construction	$12,743	$10,514	$329	$2,944	$26,530
Land, Farmland, Ag Loans	11,822	632	—	—	12,454
Commercial	124,478	11,982	6,158	21,333	163,951
Commercial and industrial	22,488	4,416	165	1,874	28,943
Multi Family(2)	66,074	1,861	3,227	3,180	74,342

Total	$237,605	$29,405	$9,879	$29,331	$306,220

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

The following presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2011.

	September 30,	September 30,	September 30,	September 30,
	Loans Modified as a TDR for the		Loans Modified as a TDR for the
	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
		Recorded		Recorded
Troubled Debt Restructurings 1	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)	Contracts	(as of period end)

Land, Farmland, Ag loans	1	$1,035	5	$1,580
Residential—prime	31	1,611	82	4,436
Residential—subprime	13	698	65	2,526
Commercial	0	0	3	676
Consumer Other	2	39	4	82
Commercial and Industrial	1	55	3	200

Total	48	3,438	162	9,500

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

	September 30,	September 30,	September 30,	September 30,
	Loans Modified as a TDR		Loans Modified as a TDR
	Within the Previous Twelve Months		Within the Previous Twelve Months
	That Subsequently Defaulted During the		That Subsequently Defaulted During the
	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
		Recorded		Recorded
	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)1	Contracts	(as of period end)1
Residential—subprime	5	$256	6	$273
Consumer	0	0	1	375
Commercial and Industrial	1	69	1	69

Total	6	$325	8	$717

1

The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

8.	Recent Accounting Pronouncements

FASB ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In April 2011, the FASB issued ASU 2011-02, which provides additional guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the Corporation beginning in the quarter ended September 30, 2011 and are to be applied retrospectively to January 1, 2011. In addition, the modification disclosures described in ASU 2010-20, which were subsequently deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings, began in the quarter ended September 30, 2011. As of September 30, 2011, the Corporation identified $7.1 million in loans that were newly considered troubled debt restructurings under the provisions of ASU No. 2011-02, and the allowance for credit losses associated with those loans, on the basis of a current evaluation of loss, was $28,000.

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

9.	Restatement of Previously Issued Financial Statement

Subsequent to the Corporation’s filing of its Quarterly Report on Form 10-Q for the three months ended September 30, 2011, the Board of Directors of the Corporation and Advantage received notice from Advantage’s regulators, the FDIC and Ohio Department of Financial Institutions (“ODFI”), that Advantage must restate its Call Report previously filed with the FDIC for the quarter ended September 30, 2011. As a result, Camco also had to amend its Y9C and Y9LP as of and for the nine months ended September 30, 2011. None of the amounts as of December 31, 2010 in the accompanying condensed consolidated financial statements have been restated.

	September 30,	September 30,	September 30,
As a result of the restatement, the following line items were adjusted:	Restated	Previously Reported	Effect of Change
Consolidated Balance Sheet at September 30, 2011 (unaudited):
Loans receivable—net	$634,788	$636,388	$(1,600)
Total assets	792,006	793,606	(1,600)
Retained earnings	(512)	1,088	(1,600)
Total stockholders’ equity	44,704	46,304	(1,600)
Total liabilities and stockholders’ equity	792,006	793,606	(1,600)

Consolidated Statements of Operations (unaudited)
Nine Months ended September 30, 2011
Provision for losses on loans	$3,038	$1,438	$1,600
Net interest income after provision for losses on loans	16,474	18,074	(1,600)
Earnings (loss) before federal income tax expenses (benefit)	(106)	1,494	(1,600)
Net earnings (loss)	(648)	952	(1,600)
Comprehensive income (loss)	(421)	1,179	(1,600)

Earnings (loss) per share
Basic	(.09)	13	(.22)
Diluted	(.09)	.13	(.22)

	September 30,	September 30,	September 30,
As a result of the restatement, the following line items were adjusted:	Restated	Previously Reported	Effect of Change
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2011
Net earnings (loss) for the period	$(648)	$952	$(1,600)
Provision for losses on loans	3,038	1,438	1,600

Nonaccrual and delinquent loans
Allowance for loan losses	$17,615	$16,015	$1,600
Non-performing assets to total assets	4.84%	4.83%	.01%
ALLL as a percent of nonperforming loans	67.9%	61.7%	6.2%

Allowance for loan losses by loan category
Construction	$24	$21	3
Consumer	123	109	14
Multi-Family	3,044	2,799	245
Land, Farm & Ag Loans	769	704	65
Residential	8,958	8,068	890
Commercial & Non Residential	4,085	3,771	314
Commercial and Industrial	612	543	69
Total	17,615	16,015	1,600

Collectively evaluated for impairment
Construction	$24	21	3
Consumer	123	109	14
Multi-Family	2,176	1,931	245
Land, Farm & Ag Loans	575	510	65
Residential	7,913	7,023	890
Commercial & Non Residential	2,784	2,470	314
Commercial and Industrial	612	543	69
Total	14,207	12,607	1,600

Fair Value of Financial Instruments
Carrying amount	$634,788	$636,388	$(1,600)
Fair value	635,612	637,212	(1,600)

Regulatory Capital—Camco Financial Corporation

Total capital to risk-weighted assets	9.25%	9.57%	(.32)%
Tier 1 capital to risk-weighted assets	7.98%	8.30%	(.32)%
Tier 1 leverage to average assets	6.45%	6.49%	(.04)%

Regulatory Capital—Advantage Bank
Total capital to risk-weighted assets	8.83%	9.06%	(.23)%
Tier 1 capital to risk-weighted assets	7.56%	7.79%	(.23)%
Tier 1 leverage to average assets	6.13%	6.34%	(.21)%

Average Balances, Yield, Rate and Volume Data
Three Months Ended September 30, 2011
Noninterest-earning assets	$77,419	$79,019	$(1,600)
Total average assets	771,403	773,003	(1,600)
Total average shareholders’ equity	44,615	46,215	(1,600)
Total liabilities and shareholders’ equity	771,403	773,003	(1,600)

	September 30,	September 30,	September 30,
As a result of the restatement, the following line items were adjusted:	Restated	Previously Reported	Effect of Change
Average Balances, Yield, Rate and Volume Data
Nine Months Ended September 30, 2011
Noninterest-earning assets	$77,650	$78,290	$(640)
Total average assets	788,870	789,510	(640)
Total average shareholders’ equity	45,509	46,149	(640)
Total liabilities and shareholders’ equity	788,870	789,510	(640)
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

These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements also include, but are not limited to:

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

Discussion of Financial Condition Changes from December 31, 2010 to September 30, 2011

At September 30, 2011, Camco’s consolidated assets totaled $792.0 million, a decrease of $23.0 million, or 2.8%, from December 31, 2010. The decrease in total assets resulted primarily from decreases in investment securities and loans receivable and the redemption of FHLB stock, which were offset partially by increases in cash and cash equivalents. Loans receivable has decreased year to date, primarily due to the deterioration and depreciating value of the residential loan market. The weak residential loan market, coupled with the high unemployment rates, has resulted in fewer new residential loan purchases being originated in 2011. If this trend continues our residential loan portfolio will continue to decrease. The current loan rates may continue to slow residential lending and the sale of fixed rate loans, therefore it is likely that the gain on sale will continue to be less in 2011 than was previously experienced in 2010. Additionally, in the second quarter of 2011 we sold three portfolio loans at a loss of $433,000 which was offset by our current year to date gain on the sale of mortgage loans of $562,000. When comparing the nine months ended September 2011 versus 2010 the gain on sale of mortgage loans decreased $260,000. Commercial loan volume increased in the third quarter of 2011, compared to the first half of the year and we have an adequate pipeline going into the 4th quarter of 2011. Management’s overall focus at the Bank has been on managing credit, reducing risk within the loan portfolio and enhancing liquidity and capital in a distressed economic environment. Continuous progress is being made on addressing these issues, but we expect the distressed economic environment to continue into 2012.

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

Loans receivable, including loans held for sale, totaled $645.2million at September 30, 2011, a decrease of $24.8 million, or 3.7%, from December 31, 2010. The decrease resulted primarily from principal repayments of $153.2 million, loan sales of $43.3 million and $9.8 million of loans transferred to real estate owned offset partially by loan disbursements totaling $184.3 million. Principal repayments are slightly higher than 2010 on loans and our ability to originate new loans has not been as strong in 2011 compared to the previous year. The reduction in residential real estate loan balances was intensified by the secondary market offering historically low long-term fixed rates during most of 2010. New purchase customers are currently more likely to choose fixed rate loans during this low rate environment. Due to the fact that Advantage normally sells fixed rate loans and does not hold them in the portfolio the balance of residential loans continues to decrease.

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

During the nine months of 2011, the yield on loans was 5.54% a decrease of 16 basis points as compared to 5.70% for the same period in 2010. The decrease in yield is due to lower average loan balances coupled with lower effective rates in the loan portfolio during 2011. As we continue to have adjustable rate loans re-price and originate new loans at the current lower rate environment we expect the yield on loans to continue to decrease slightly in 2012.

The allowance for loan losses totaled $17.6 million and $16.9 million at September 30, 2011, and December 31, 2010, representing 67.9% and 49.9% of nonperforming loans, respectively, at those dates. Nonperforming loans (loans with three payments delinquent plus nonaccrual loans) totaled $26.0 million and $33.8 million at September 30, 2011 and December 31, 2010, respectively, constituting 3.9% and 4.9% of total net loans, including loans held for sale. The decrease in non-accrual loan balances is due to credit quality efforts. During 2011 provision for loan losses decreased substantially while the coverage of allowance to nonperforming loans increased comparative to the December coverage. See the Allowance for loan losses footnote above for additional information related to change in allowance and delinquency. Net charge-offs totaled $2.3 million for the nine months ended September 30, 2011.

The following table sets forth information with respect to Advantage’s nonperforming assets for the periods indicated.

	September 30,	September 30,	September 30,	September 30,	September 30,
Loans accounted for on nonaccrual basis: (dollars in thousands)	September 30, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007

Total nonperforming loans	$25,950	$33,779	$36,449	$53,528	$25,515
Other real estate owned	12,592	10,096	9,660	5,841	5,034

Total nonperforming assets	$38,542	$43,875	$46,109	$59,369	$30,549

Allowance for loan losses	$17,615	$16,870	$16,099	$15,747	$6,623

Nonperforming loans as a percent of total net loans	3.88%	4.92%	5.40%	6.91%	3.13%
Nonperforming assets to total assets	4.84%	5.38%	5.47%	5.93%	2.99%
Allowances for loan losses as a percent of nonperforming loans	67.9%	49.9%	44.2%	29.4%	26.0%

Memo section:
Troubled debt restructurings
Loans and leases restructured and in compliance with modified terms	$18,614	$7,122	$16,645	$11,440	$—

Loans and leases restructured and not in compliance with modified terms	$8,618	$9,276	$4,783	$12,882	$—

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

Deposits totaled $624.3 million at September 30, 2011, a decrease of $27.5 million, or 4.2%, from the total at December 31, 2010. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at September 30, 2011 and December 31, 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	September 30, 2011		December 31, 2010		Change
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	59,652	0.00%	$46,597	0.00%	13,055	0.00%
Interest-bearing demand	60,596	0.17	65,679	0.30	(5,083)	(0.13)
Money market	114,025	0.48	96,294	0.69	17,731	(0.21)
Savings	42,219	0.10	38,665	0.25	3,554	(0.15)
Certificates of deposit—retail	347,835	1.71	392,098	1.93	(44,263)	(0.22)
Certificates of deposit—brokered	0	0.00	12,483	3.60	(12,483)	(3.60)

Total deposits	$624,327	1.07%	$651,816	1.38%	(27,489)	(0.31)

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

Stockholders’ equity totaled $44.7 million at September 30, 2011 and $46.1 million at December 31, 2010. Net changes included decreased accumulated other comprehensive income related to the unrealized gain of our investment securities in the amount of $1.0 million coupled with net loss of $648,000.

Comparison of Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Camco’s net loss for the nine months ended September 30, 2011, totaled $648,000, an increase in earnings of $14.9 million, from the net loss of $15.6 million reported in the comparable 2010 period. On a per share basis, the net loss for the nine months ended 2011 were $(0.09), compared to $(2.16) per share in the nine months of 2010. The increase in earnings was primarily attributable to decreased provision for losses on loans, increased gain on sale of investments which was offset partially by increased general, administrative and other expenses.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011			2010
Nine Months Ended September 30, (Dollars in thousands)	Average outstanding balance	Interest earned / paid	Average yield/ rate	Average outstanding balance	Interest earned / paid	Average yield/ Rate
Interest-earning assets:
Loans receivable (1)	$636,264	26,455	5.54%	$656,746	$28,074	5.70%
Securities	21,309	511	3.20%	47,052	1,515	4.29%
FHLB stock	11,888	592	6.64%	29,888	1,006	4.49%
Other Interest-bearing accounts	41,759	10	.03%	24,694	4	0.02%

Total interest-earning assets	711,220	27,568	5.17%	758,380	30,599	5.38%

Noninterest-earning assets (2)	77,650			92,463

Total average assets	$788,870			$850,843

Interest-bearing liabilities:
Deposits	590,454	5,841	1.32%	610,673	8,259	1.80%
FHLB advances and other	90,584	2,215	3.26%	127,141	2,961	3.11%

Total interest-bearing liabilities	681,038	8,056	1.58%	737,814	11,220	2.03%

Noninterest-bearing deposits	51,395			41,845
Noninterest-bearing liabilities	10,928			13,125

Total average liabilities	743,361			792,784
Total average shareholders’ equity	45,509			58,059

Total liabilities and shareholders’ equity	$788,870			$850,843

Net interest income/Interest rate spread		$19,512	3.59%		$19,379	3.35%

Net interest margin (3)			3.66%			3.41%

Average interest-earning assets to average interest-bearing liabilities			104.4%			102.8%

(1)	Includes loans held for sale. Loan fees are immaterial.
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

Based upon an analysis of these factors, the continued economic outlook and new production we recorded a provision for losses on loans of $3.0 million for the nine months ended September 30, 2011, compared to $17.5 million for the same period in 2010. A portion of the provision was due to the Boards of Directors of Camco and Advantage receiving notice from Advantage’s regulators, the FDIC and ODFI, that Advantage must reflect an additional provision to its allowance for loan losses (“ALLL”) of at least $1.6 million as of June 30, 2011.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011			2010
Three Months Ended September 30, (Dollars in thousands)	Average outstanding balance	Interest earned / paid	Average yield/ rate	Average outstanding balance	Interest earned / paid	Average yield/ rate
Interest-earning assets:
Loans receivable (1)	635,662	8,715	5.48%	$661,778	$9,513	5.75%
Securities	15,216	72	1.89%	40,154	442	4.40%
FHLB stock	9,888	98	3.96%	29,888	335	4.48%
Other Interest-bearing accounts	33,218	1	0.01%	21,301	2	0.04%

Total interest-earning assets	693,984	8,886	5.12%	753,121	10,292	5.47%

Noninterest-earning assets (2)	77,419			94,118

Total average assets	$771,403			$847,239

Interest-bearing liabilities:
Deposits	574,338	1,734	1.21%	608,661	2,570	1.69%
FHLB advances and other	89,295	686	3.07%	129,429	972	3.00%

Total interest-bearing liabilities	663,633	2,420	1.46%	738,090	3,542	1.92%

Noninterest-bearing deposits	52,887			42,848
Noninterest-bearing liabilities	10,328			12,317

Total average liabilities	726,788			793,255
Total average shareholders’ equity	44,615			53,984

Total liabilities and shareholders’ equity	$771,403			$847,239

Net interest income/Interest rate spread		$6,466	3.66%		$6,750	3.55%

Net interest margin (3)			3.73%			3.59%

Average interest-earning assets to average interest-bearing liabilities			104.6%			102.0%

(1)	Includes loans held for sale. Loan fees are immaterial.
(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses
(3)	Net interest income as a percent of average interest-earning assets

Interest income totaled $8.9 million for the three months ended September 30, 2011, a decrease of $1.4 million or 13.7%, from the comparable 2010 period. The decrease resulted primarily from a decrease in the average balance outstanding of $59.1 million, or 7.9%, from the comparable 2010 period. As discussed previously this is primarily related to the sale of securities and the redemption of FHLB stock in the first quarter of 2011.

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

Interest expense on borrowings totaled $686,000 for the three months ended September 30, 2011 a decrease of $286,000, or 29.4%, from the same 2010 three-month period. The decrease resulted primarily from a $40.1 million, or 31.0% decrease in the average borrowings outstanding offset partially by a 7 basis point increase in the average cost of borrowings to 3.07%. The average rate increased quarter to quarter primarily due to the mix and longer term advances with higher rates that have not matured. Management has reviewed early pre-payment of such borrowings but felt it is not prudent at this time due to the substantial penalty fees.

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

Based upon an analysis of these factors, the continued economic outlook and new loan quality production, over the past few years we had to increase the provision for losses on loans to strengthen our allowance in previous years. Due to the previous strengthening of the allowance and the decrease in our non-accrual and classified assets we determined that a much lesser increase in the provision was needed for this quarter. An additional $228,000 was added to the provision for the three months ended September 30, 2011, compared to $11.4 million for the same period in 2010. We believe our loans are adequately reserved for probable losses inherent in our loan portfolio at September 30, 2011. However, there can be no assurance that the loan loss allowance will be adequate to absorb actual losses.

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

The Corporation recorded a 100% valuation allowance against the net deferred tax asset in 2010., Based on the available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. A cumulative tax loss position is considered significant negative evidence in assessing the realization of a net deferred tax asset, which is difficult to overcome. Reversal of the valuation allowance can be realized in the future based on estimates of projected taxable income.

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

Camco and Advantage are required to maintain minimum regulatory capital pursuant to federal regulations. The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at September 30, 2011:

	September 30,	September 30,		September 30,	September 30,		September 30,	September 30,
	Actual		For capital Adequacy purposes			To be “well- capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$57,202	9.25%	>$	49,494	> 8.0%	>$	60,867	10.0%
Advantage Bank	$54,582	8.83%	>$	49,466	> 8.0%	>$	61,832	10.0%

Tier I capital to risk-weighted assets:
Camco Financial Corporation	$49,351	7.98%	>$	24,747	> 4.0%	>$	37,120	6.0%
Advantage Bank	$46,731	7.56%	>$	24,733	> 4.0%	>$	37,099	6.0%

Tier I leverage to average assets:
Camco Financial Corporation	$49,351	6.45%	>$	30,612	> 4.0%	>$	38,264	5.0%
Advantage Bank	$46,731	6.13%	>$	30,509	> 4.0%	>$	38,135	5.0%

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

Advantage entered into the Consent Agreement with the FDIC and the ODFI that provided for the issuance of an order by the FDIC and ODFI, which order was executed by the FDIC and ODFI on July 31, 2009 (the “Bank Agreement”). The Consent Agreement requires Advantage to, among other things, (i) increase its Tier 1 leverage capital ratio to 8%; and (ii) seek regulatory approval prior to declaring or paying any cash dividend. As a result of the Consent Agreement, Advantage is disqualified as a public depository under Ohio law and will incur higher premiums for FDIC insurance of its accounts. Advantage is not in compliance with the capital requirement of the Consent Order and must raise additional capital.

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

Reevaluation

In connection with the revision to the financial statements as described in this Amended Report, management reevaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of September30, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures were effective as of September 30, 2011. In making this determination, management concluded that the changes to the financial statements were within the range of generally accepted accounting principles related to the concept of an estimable ALLL. Management’s assessment of certain qualitative and subjective adjustments to the ALLL were based upon interpretation and judgment of subjective factors and were not the result of ineffective disclosure controls.

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