Form 10-K
period 2011-12-31
CAMCO FINANCIAL CORP
filed 2012-03-30
CIK 16614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale reported as of June 30, 2011, was $13.0 million. There were 7,205,595 shares of the registrant’s common stock outstanding on March 12, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of Form 10-K: Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders

PART I

Item 1.	Business.

General

Camco Financial Corporation (“Camco” or the “Corporation”) is a bank holding company that was organized under Delaware law in 1970. Camco is engaged in the financial services business in Ohio, Kentucky and West Virginia, through its wholly-owned subsidiary, Advantage Bank, an Ohio bank (“Advantage” or the “Bank”). On March 31, 2011, Camco divested activities related to Camco Title Agency and decertified as a financial holding company. Camco remains a bank holding company and continues to be regulated by the Federal Reserve Board (“FRB”).

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

Advantage’s lending activities include the origination of commercial real estate and business loans, consumer loans, and residential conventional fixed-rate and variable-rate mortgage loans for the acquisition, construction or refinancing of single-family homes located in Advantage’s primary market areas. Advantage also originates construction and permanent mortgage loans on condominiums, two- to four-family, multi-family (over four units) and nonresidential properties. Advantage continues to diversify the balance sheet through commercial, commercial real estate, and consumer loans as well as retail and business checking and money market deposit accounts.

The financial statements for Camco and Advantage are prepared on a consolidated basis. The principal source of revenue for Camco on an unconsolidated basis has historically been dividends from the Bank. Payment of dividends to Camco by the Bank is subject to various regulatory restrictions.

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

Loan Portfolio Composition. The following table presents certain information regarding the composition of Camco’s loan portfolio at the dates indicated:

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in thousands)
Type of loan:
Construction	$24,086	3.8%	$26,530	4.0%	$5,798	0.9%	$19,083	2.5%	$35,162	4.3%
Land, Farmland, Ag Loans	17,807	2.8	12,454	1.9	23,867	3.6	27,498	3.6	26,648	3.3
Residential	317,820	49.7	375,583	56.2	434,367	65.9	526,069	69.5	552,175	68.0
Commercial	164,256	25.7	163,951	24.6	135,371	20.5	131,518	17.4	122,345	15.0
Consumer	3,533	0.5	3,828	0.6	4,068	0.6	4,354	0.7	11,848	1.5
Commercial and industrial	38,921	6.1	28,943	4.3	25,668	3.9	26,425	3.5	30,852	3.8
Multi Family	88,276	13.8	74,342	11.1	46,138	7.0	37,087	4.9	39,529	4.9

Total Loans	$654,699	102.4	$685,631	102.7	$675,277	102.4	$772,034	102.1	$818,559	100.8

Less:
Unamortized yield adjustments	(990)	(0.1)	(921)	(0.1)	(156)	(0.0)	354	0.0	166	(0.0)
Allowance for loan losses	(14,532)	(2.3)	(16,870)	(2.6)	(16,099)	(2.4)	(15,747)	(2.1)	(6,623)	(0.8)

Total loans, net	$639,177	100.0%	$667,840	100.0%	$659,022	100.0%	$756,641	100.0%	$812,102	100.0%

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2011, regarding the dollar amount of loans maturing in Camco’s portfolio based on the contractual terms to maturity of the loans. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity, are reported as due in one year or less.

	Due in one year or less	Due after one through five years	Due after five years	Total
	(In thousands)
Loans:
Construction	$5,083	$11,872	$7,131	$24,086
Land, Farmland, Ag Loans	7,563	5,005	5,239	17,807
Residential	22,689	73,609	221,522	317,820
Commercial	6,929	77,797	79,530	164,256
Consumer	557	2,285	691	3,533
Commercial and industrial	21,423	16,646	853	38,921
Multi Family	3,879	35,024	49,373	88,276

Total	$68,122	$222,238	$364,339	$654,699

Due after December 31, 2012
(In thousands)
Fixed rate of interest	$134,288
Adjustable rate of interest	452,289

Total	$586,577

Generally, loans originated by Advantage are on a fully-amortizing basis. Advantage has no rollover provisions in its loan documents and anticipates that loans will be paid in full by the maturity date.

Residential Loans. A portion of the lending activity of Advantage is the origination of fixed-rate and adjustable-rate conventional loans for the acquisition, refinancing, home equity lines of credit or construction of single-family residences. Home equity loans are made at fixed and variable rates of interest for terms of up to 15 years. Excluding home equity lines of credit, approximately 35.9% of total loans as of December 31, 2011, consisted of loans secured by mortgages on one- to four-family residential properties.

Advantage’s home equity line of credit loan portfolio totaled $82.7 million, or 12.6%, of the total loan portfolio at December 31, 2011. During the past three years, management tightened lending standards on home equity lines of credit in response to significant economic weakness and declining home values. These actions included increasing minimum credit scores and reducing the combined loan-to-value which is the percentage of the mortgage lien to total appraised value (“LTV”) on new loans. At December 31, 2011, residential and home equity line of credits constituted $317.8 million, or 49.7% of Advantage’s total loans.

Federal regulations and Ohio law limit the amount which Advantage may lend in relationship to the appraised value of the underlying real estate at the time of loan origination (the “Loan-to-Value Ratio” or “LTV”). In accordance with such regulations and law, Advantage generally makes loans for its own portfolio on single-family residences up to 95% of the value of the real estate and improvements. Advantage generally requires the borrower on each loan with an LTV in excess of 80% to obtain private mortgage insurance, loan default insurance or a guarantee by a federal agency. On an exception basis only, Advantage permits borrowers to exceed a LTV of 80% without private mortgage insurance, loan default insurance or a guarantee by a federal agency.

The interest rate adjustment periods on adjustable-rate mortgage loans (“ARMs”) offered by Advantage are generally three, five and seven years. The interest rates initially charged on ARMs and the new rates at each adjustment date are determined by adding a stated margin to a designated interest rate index. Advantage has generally used one-year and three-year United States Treasury note yields, adjusted to a constant maturity, as the index for one-year and three-year adjustable-rate loans, respectively. Advantage has used the London Interbank Offered Rate (“LIBOR”) and FHLB advance rates as additional indices on certain loan programs to diversify its concentrations of indices that may prove beneficial during re-pricing of loans throughout changing economic cycles. The maximum adjustment on residential loans at each adjustment date for ARMs is usually 2%, with a maximum adjustment of 6% over the term of the loan.

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

Residential mortgage loans offered by Advantage are usually for terms of up to 30 years, which could have an adverse effect upon earnings if the loans do not re-price as quickly as the cost of funds. To minimize such effect, Advantage generally sells fixed-rate loans to Freddie Mac and Fannie Mae. Furthermore, experience reveals that, as a result of prepayments in connection with refinancing and sales of the underlying properties, residential loans generally remain outstanding for periods which are substantially shorter than the maturity of such loans.

At December 31, 2011, fixed-rate loans comprised 24.5% of the 1-4 family residential loan portfolios. Approximately 75.5% of the 1-4 family residential loan portfolios had adjustable rates tied to U.S. Treasury note yields or LIBOR.

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

Advantage offers construction loans to owner-occupants at adjustable-rate term loans on which the borrower pays only interest on the disbursed portion during the construction period, which is usually 9 months. At December 31, 2011, Advantage had approximately $24.1 million of construction loans, of which $19.2 million was undisbursed.

Construction loans for investment properties involve greater underwriting and default risks than loans secured by mortgages on existing properties or construction loans for single-family residences. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate precisely the total loan funds required to complete a project and the related LTV ratios. In the event a default on a construction loan occurs and foreclosure follows, Advantage could be adversely affected because it would have to take control of the project and either arrange for completion of construction or dispose of the unfinished project. Advantage mitigates these risks by working with experienced developers which have substantial personal liquidity, and utilizing third party reviews related to the construction process, budgets and draws. At December 31, 2011, Advantage had $21.6 million of multi-family and non-residential construction loans, of which $16.8 million was undisbursed.

Nonresidential Real Estate Loans. Advantage originates loans secured by mortgages on nonresidential real estate, including retail, office and other types of business facilities. Nonresidential real estate loans are made on an adjustable-rate or fixed-rate basis for terms of up to 10 years. Nonresidential real estate loans originated by Advantage generally have an LTV of 75% or less. The largest nonresidential real estate loan outstanding at December 31, 2011 was $8.5 million secured by a skilled nursing facility located in Eastern Ohio. Nonresidential real estate loans comprised $110.7 million, or 16.9% of total loans at December 31, 2011.

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

Loan Solicitation and Processing. Loan originations are developed from a number of sources, including: solicitations by Advantage’s lending staff; referrals from real estate brokers and builders; participations with other banks; continuing business with depositors, other business borrowers and real estate developers; and walk-in customers. Advantage’s management stresses the importance of individualized attention to the financial needs of its customers.

The loan origination process for each of Advantage’s regions is centralized in the processing and underwriting of loans. Mortgage loan applications from potential borrowers are taken by loan officers originating loans and then forwarded to the loan department for processing. The Bank typically obtains a credit report, verification of employment and other documentation concerning the borrower and orders an appraisal of the fair market value of the collateral which will secure the loan. The collateral is thereafter physically inspected and appraised by a staff appraiser or by a designated fee appraiser approved by the Board of Directors of Advantage. Upon the completion of the appraisal and the receipt of all necessary information regarding the borrower, the loan is reviewed by an underwriter or officer with appropriate loan approval authority. If the loan is approved, an attorney’s opinion of title or title insurance is obtained on the real estate which will secure the loan. Borrowers are required to carry satisfactory fire and casualty insurance and, if applicable, flood and private mortgage insurance, and to name Advantage as an insured mortgagee.

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

Loan Originations, Purchases and Sales. Generally, residential fixed-rate loans made by Advantage are originated with documentation which will permit a possible sale of such loans to secondary mortgage market investors. When a mortgage loan is sold to the investor, Advantage services the loan by collecting monthly payments of principal and interest and forwarding such payments to the investor, net of a servicing fee. Fixed-rate loans not sold and virtually all of the ARMs originated by Advantage are held in Advantage’s loan portfolio. During the year ended December 31, 2011, Advantage sold approximately $67.7 million in loans. Residential loans serviced by Advantage for others totaled $446.1 million at December 31, 2011.

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

With the addition of new management, in 2009, our Commercial Banking Division began an extensive review of the loan portfolio and began to assist our Credit Administration Unit with implementing strategies to decrease our non-performing loans. In 2010 and 2011, our Commercial Banking Division was a key revenue driver with higher loan and origination fees and a significant amount of new commercial deposit relationships. The increased commercial loan origination is reflected in the table below.

We believe that some of the key attributes of the commercial business include the opportunity to provide financial services to high net worth individuals, lower leveraged real estate projects and high credit quality operating companies. The Commercial Banking Division continues to be focused on relationship banking, credit quality and earning an acceptable interest rate margin.

Of the total loans originated by Advantage during the year ended December 31, 2011, 53.8% were ARM and 46.2% were fixed-rate loans. Adjustable-rate loans comprised 75.5% of Advantage’s total loans outstanding at December 31, 2011.

From time to time, Advantage sells participation interests in mortgage loans, business loans and commercial loans originated by it and purchases whole loans or participation interests in loans originated by other lenders. Advantage held whole loans and participations in loans originated by other lenders of approximately $7.8 million at December 31, 2011. Loans which Advantage purchases or participates must meet or exceed the normal underwriting standards utilized by the Bank.

The following table presents Advantage’s mortgage loan origination, purchase, sale and principal repayment activity for the periods indicated:

	Year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Loans originated:
Construction (purchased and originated)	$24,990	$15,929	$2,310	$7,774	$41,323
Permanent	72,109	105,427	190,662	107,776	80,900
Commercial, consumer and other	157,790	146,993	55,243	127,604	173,070

Total loans originated	254,889	268,349	245,905	243,154	295,293
Loans purchased	—	2,554	7,035	249	3,021
Reductions:
Principal repayments	196,732	144,598	204,502	229,330	249,922
Loans sold	67,749	88,697	108,481	45,330	49,953
Transfers from loans to real estate owned	11,191	5,991	9,631	6,574	5,490

Total reductions	(275,672)	(239,286)	(322,614)	(281,234)	(305,365)
Increase (decrease) in other items, net (1)	(1,998)	(21,066)	(29,655)	(18,614)	505
Net increase (decrease)	$(22,781)	$10,551	$(99,329)	$(56,445)	$(6,546)

(1)	Other items primarily consist of amortization of deferred loan origination fees and the provision for losses on loans.

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

The largest amount which Advantage could have loaned to one borrower at December 31, 2011 was approximately $9.4 million. The largest amount Advantage had outstanding to one borrower and related persons or entities at December 31, 2011, was $10.2 million, which consisted of loans secured by nursing home facilities located in Eastern Ohio. The amount outstanding to one borrower at December 31, 2011 exceeded the limit because the loan was closed at a time when Advantage’s loans to one borrower limit was higher and, therefore, Advantage was in compliance at the time the loan was closed. Advantage has taken steps to decrease the balance of the loan by attempting to sell the loan or a portion of the loan but has not been able to participate the loan at this time.

Loan Concentrations. As of December 31, 2011, Advantage is 8% above our policy concentration limit related to multi-family residential. In February of 2012, $5.8 million of pay downs occurred which corrected this concentration issue. The early conversion of construction projects to permanent status prior to expected payoffs created the loan concentration in late 2011. We have no significant concentrations of loans to specific industries at December 31, 2011.

Regulatory guidance suggests that financial institutions not exceed 3x risk based capital in a concentration of commercial real estate. At December 31, 2011, Camco’s ratio for this concentration was 4.14x risk based capital, approximately $63.0 million over the guidance limitation. Advantage has a number of significant pay downs approaching in the first half of 2012, additionally, in the interim, Camco continues to monitor and control our concentration exposure through our concentration management plan that was implemented in 2011. Camco also plans to raise capital which would help to correct and or eliminate the exposure and concentration limits.

Loan Origination and Other Fees. In addition to interest earned on loans, Advantage may receive loan origination fees or “points” relating to the loan amount, depending on the type of loan, plus reimbursement of certain other expenses. Loan origination fees and other fees are a more volatile source of income, varying with the volume of lending and economic conditions. All loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment to yield over the life of the related loan.

Delinquent Loans, Nonperforming Assets and Classified Assets. Generally, after a loan payment is 15 days delinquent, a late charge of 5% of the amount of the payment is assessed and a collection officer contacts the borrower to request payment. In certain limited instances, Advantage may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs. Advantage initiates foreclosure proceedings in accordance with applicable laws, when it appears that a modification or moratorium would not be or has not been effective.

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

The following table reflects the amount of loans in a delinquent status as of the dates indicated:

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Loans delinquent for:
one – two payments	$9,372	$10,545	$12,590	$13,338	$18,210
three or more payments	14,595	23,252	29,543	25,202	19,070

Total delinquent loans	$23,967	$33,797	$42,133	$38,540	$37,280

Ratio of total delinquent loans to total net loans (1)	3.70%	5.04%	6.39%	5.09%	4.59%

(1)	Total net loans include loans held for sale.

Nonperforming status denotes loans greater than three payments past due, loans for which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet nonperforming criteria as established by regulatory authorities. Payments received on nonperforming loans are either applied to the outstanding principal balance or recorded as a receivable to interest income, depending on management’s assessment of the collectability of the loan. The receivable of interest income is not taken into income until the previously reported non-performing loan is paid in full.

The following table sets forth information with respect to Advantage’s nonperforming and delinquent loans for the periods indicated.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Loans accounted for on nonperforming basis:
Construction	$19	$1,791	$1,244	$3,676	$400
Land, Farmland, Ag Loans	367	—	3,139	4,967	5,449
Residential(1)	22,277	21,498	21,604	22,165	9,336
Commercial	1,879	7,717	4,151	18,058	6,908
Consumer	113	39	148	86	576
Commercial and Industrial	212	706	516	1,393	455
Multi Family	51	2,028	2,046	3,139	871

Total nonaccrual loans	24,918	33,779	32,848	53,484	23,995
Accruing loans delinquent three months or more
Construction	—	—	305	—	—
Land, Farmland, Ag Loans	—	—	333	—	—
Residential(1)	—	—	—	44	1,520
Commercial	—	—	2,853	—	—
Consumer	—	—	—	—	—
Commercial and Industrial	—	—	110	—	—
Multi Family	—	—	—	—	—

Total accruing loans delinquent three months or more	—	—	3,601	44	1,520

Total nonperforming loans	24,918	33,779	36,449	53,528	25,515

Other real estate owned	10,888	10,096	9,660	5,841	5,034

Total nonperforming assets	$35,806	$43,875	$46,109	$59,369	$30,549

Allowance for loan losses	$14,532	$16,870	$16,099	$15,747	$6,623

Nonperforming loans as a percent of total loans(2)	3.85%	5.04%	5.40%	6.91%	3.13%
Nonperforming assets to total assets	4.67%	5.38%	5.47%	5.93%	2.99%
Allowances for loan losses as a percent of nonperforming loans	58.3%	49.9%	44.2%	29.4%	26.0%
Memo section:
Troubled debt restructurings
Loans and leases restructured and in compliance with modified terms	$16,095	$7,122	$16,645	$11,440	$—

Loans and leases restructured and not in compliance with modified terms	$7,161	$9,276	$4,783	$12,882	$—

(1)	Includes loans secured by first and junior liens and home equity lines of credit.
(2)	Includes loans held for sale.

The amount of interest income that would have been recorded had nonperforming loans performed in accordance with contractual terms totaled approximately $2.6 million for the year ended December 31, 2011. Interest collected on such loans but not included in net earnings was $698,000.

Federal regulations require the Bank to classify its assets on a regular basis. Problem assets are to be classified as either (i) “substandard,” (ii) “doubtful” or (iii) “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss of principal and or interest if the deficiencies are not corrected. Doubtful assets have the same weaknesses as substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of existing facts, conditions and value. Assets classified as “loss” are considered uncollectible and of such little value that their treatment as assets without the establishment of a specific reserve is unwarranted. Loans classified as loss are generally charged off in the month they are identified. Regulators may require the reclassification of assets. At December 31, 2011, the aggregate amounts of Advantage’s classified assets were as follows:

December 31, 2011
(In thousands)
Classified loans:
Substandard	$40,642
Doubtful	—
Loss	—

Total classified loans	$40,642

The interpretive guidance of the regulations also includes a “special mention” category, consisting of assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management’s close attention. Advantage had assets in the amount of $13.4 million designated as “special mention” at December 31, 2011 compared to $11.9 million at December 31, 2010.

Allowance for Loan Losses

Lending money is a substantial part of Camco’s business. However, every loan Camco makes carries a risk of non-payment. This risk is affected by, among other things, cash flow of the borrower and/or the project being financed; in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral; the credit history of a particular borrower; changes in economic and industry conditions; and the duration of the loan.

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

In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions, and, in the case of a secured loan, the quality of the security for the loan. It is management’s policy to maintain an adequate allowance for loan losses based on, among other things, the Bank’s historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank’s income.

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

(In thousands)	December 31, 2011	December 31, 2010
General allowance	$12,772	$15,273
Specific allowance	1,760	1,597

Total allowance	$14,532	$16,870

Management’s approach includes establishing a specific valuation allowance by evaluating individual non-performing loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, management establishes a general valuation allowance for pools of performing loans segregated by collateral type. For the general valuation allowance, management applies a prudent loss factor based on the Bank’s historical loss experience, while considering trends based on changes to non-performing loans and foreclosure activity, and the subjective evaluation of the economic environment. The loan portfolio is segregated into categories based on collateral type and a loss factor is applied to each category. The initial basis for each loss factor is the Corporation’s loss experience for each category. Historical loss percentages are calculated and adjusted by taking charge-offs (net of recoveries) in each risk category during the past 12 consecutive quarters and dividing the total by the balance of each category.

The following table sets forth an analysis of Advantage’s allowance for loan losses historical loss experience:

	Year ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$16,870	$16,099	$15,747	$6,623	$7,144
Charge-offs:
Construction	—	482	771	1,200	21
Land, Farmland, Agriculture	107	2,283	2,222	815	26
Residential(1)	3,370	7,530	7,799	2,368	1,028
Commercial / Non-residential	1,938	3,688	7,116	354	174
Consumer	62	28	38	30	81
Commercial and industrial	48	3,399	2,052	964	25
Multi Family	388	1,535	2,548	836	742

Total charge-offs	5,913	18,945	22,546	6,567	2,097

Recoveries:
Construction	—	39	16	1	2
Land, Farmland, Agriculture	242	247	429	—	22
Residential(1)	554	490	—	373	27
Commercial / Non-residential	211	157	13	235	4
Consumer	32	9	18	47	22
Commercial and industrial	99	211	22	223	1
Multi Family	158	103	608	20	3

Total recoveries	1 296	1,256	1,106	899	81

Net (charge-offs) recoveries	(4,617)	(17,689)	(21,440)	(5,668)	(2,016)
Provision for losses on loans	2,279	18,460	21,792	14,792	1,495

Balance at end of year	$14,532	$16,870	$16,099	$15,747	$6,623

Net (charge-offs) recoveries to average loans	(0.73)%	(2.69)%	(3.21)%	(.74)%	(.25)%

(1)	Includes home equity lines of credit

The following table sets forth the allocation of Advantage’s allowance for loan losses by type of loan at the dates indicated:

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of Loans In each Category To Total Loans	Amount	Percent of Loans In each Category To Total Loans	Amount	Percent of Loans In each Category To Total Loans	Amount	Percent of Loans In each Category To Total Loans	Amount	Percent of Loans In each Category To Total Loans
	(Dollars in thousands)
Construction	$35	3.5%	$166	4.3%	$338	0.9%	$285	2.5%	$182	4.3%
Land, Farmland, Agriculture	554	2.7	849	2.9	628	3.5	542	3.6	225	3.3
Residential	8,277	48.5	8,050	53.6	10,519	64.3	10,697	68.1	4,126	67.5
Commercial / Non-residential	2,565	27.5	3,638	22.2	3,148	20.1	2,643	17.0	1,292	14.9
Consumer	80	0.5	246	0.5	98	0.6	92	0.6	38	1.4
Commercial and industrial	537	6.0	1,061	4.4	637	3.8	481	3.4	252	3.8
Multi Family	2,484	11.3	2,860	12.1	731	6.8	1,007	4.8	508	4.8

Total	$14,532	100.0%	$16,870	100.0%	$16,099	100.0%	$15,747	100.0%	$6,623	100.0%

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

The following table sets forth the composition of Camco’s investment securities portfolio, except its stock in the FHLB of Cincinnati, at the dates indicated:

	At December 31,
	2011				2010				2009
	Amortized Cost	% of Total	Fair Value	% of total	Amortized Cost	% of Total	Fair Value	% of total	Amortized Cost	% of Total	Fair Value	% of total
	(Dollars in thousands)
Held to maturity:
Municipal bonds	$2,008	9.6%	$2,008	9.6%	$2,608	7.9%	$2,604	7.5%	$501	.9%	$558	1.0%
Mortgage-backed Securities	1,075	5.1	1,127	5.3	1,340	4.0	1,389	4.0	1,612	2.8	1,642	2.8

Total	$3,083	14.7%	$3,135	14.9%	$3,948	11.9%	$3,993	11.5%	$2,113	3.7%	$2,200	3.8%

Available for sale:
U.S. Government sponsored enterprises	$16,289	77.8%	$16,292	77.7%	$2,010	6.1%	$2,065	5.9%	$14,514	25.7%	$14,564	25.0%
Corporate equity securities	106	.5	52	.2	157	.5	98	.3	157	.3	88	.2
Mortgage-backed securities	1,469	7.0	1,501	7.2	27,040	81.5	28,605	82.3	39,690	70.3	41,298	71.0

Total	$17,864	85.3%	$17,845	85.1%	$29,207	88.1%	$30,768	88.5%	$54,361	96.3%	$55,950	96.2%

Total investment securities	$20,947	100.0%	$20,980	100.0%	$33,155	100.0%	$34,761	100.0%	$56,474	100.0%	$58,150	100.0%

The following table presents the contractual maturities of Advantage’s investment securities, except its stock in the FHLB of Cincinnati and corporate equity securities, and the weighted-average yields for each range of maturities:

	At December 31, 2011
	One year or less		After one through five years		After five through ten years		After ten years		Total
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized cost	Fair Value	Weighted- Average yield
	(Dollars in thousands)
U.S. Government Sponsored enterprises	$—	—%	$16,289	0.80%	$—	0.00%	$—	0.00%	$16,289	$16,292	0.80%
Municipal bonds	—	—	—	—	—	—	2,008	4.26	2,008	2,008	4.26
Mortgage-backed Securities	1	15.0	39	3.75	1,899	3.32	605	4.60	2,544	2,628	3.62

Total	$1	15.0%	$16,328	0.80%	$1,899	3.32%	$2,613	4.34%	$20,841	$20,928	1.18%

Deposits and Borrowings

General. Deposits are a primary source of Advantage’s funds for use in lending and other investment activities. In addition to deposits, Advantage derives funds from interest payments and principal repayments on loans, advances from the FHLB of Cincinnati and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rate and money market conditions. As part of Advantage’s asset and liability management strategy, FHLB advances can be used on a short-term basis to compensate for reductions in the availability of funds from other sources and to fund loan originations when needed.

Deposits. Deposits are attracted principally from within Advantage’s primary market area through the offering of a broad selection of deposit instruments, including interest-bearing and non-interest bearing checking accounts, money market deposit accounts, regular savings accounts, health savings accounts, term certificate accounts and retirement savings plans. In 2006, Advantage began offering brokered certificates of deposit as an alternative to advances from the FHLB; these offerings were discontinued in the latter half of 2009. In 2010, Advantage began offerings with Qwick Rate as part of the Bank’s contingency funding plan. Qwick Rate is a non-brokered deposit listing service that provides the Bank with access to institutional certificates of deposit. The Bank pays an annual subscription fee to access the listing service. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management of Advantage based on its liquidity requirements, growth goals and interest rates paid by competitors. Qwick Rate was not used as a source of liquidity in 2011 and maturing deposits were not renewed.

Interest rates paid by Advantage on deposits became subject to limitations as a result of a cease and desist order Advantage entered into with the FDIC and Ohio Division of Financial Institutions in July 2009 (“2009 Cease and Desist Order”). See “Regulation-Regulatory Agreements” below. Deposits solicited by the Bank cannot exceed the prevailing rates in its market areas by more than 75 basis points. Although the limitations became effective for Advantage on January 1, 2010, Advantage has utilized these standards since mid-year 2009.

In 2011, Advantage Bank formed an alliance with Stratos Wealth Partners and LPL Financial a retail non-deposit investment program under the name Advantage Wealth Partners. Stratos integrated their investment services into 22 Advantage Bank offices with their largest presence being located at 814 Wheeling Avenue in Cambridge, Ohio. Stratos has branded their services under the name Advantage Wealth Partners. Stratos powered by LPL Financial, an independent broker/dealer, specializes in comprehensive investment management services with strategic investment advice and alternatives, grounded on policy and risk tolerance assessments.

The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Advantage at the dates indicated:

	At December 31,
	2011		2010		2009
	Amount	Weighted- average rate	Amount	Weighted- average rate	Amount	Weighted- average rate
	(Dollars in thousands)
Non-interest bearing demand	$62,881	—%	$46,597	—%	$38,911	—%
Interest-bearing demand	64,213	0.18	65,679	0.30	70,564	0.43
Money market demand accounts	114,503	0.45	96,294	0.69	96,172	0.68
Passbook and statement savings accounts	42,417	0.10	38,665	0.25	36,638	0.25
Total certificate accounts	345,245	1.65	404,581	1.98	417,617	2.73

Total deposits	$629,259	1.01%	$651,816	1.38%	$659,902	1.89%

Camco expects overall deposit rates to remain suppressed in 2012 in response to the FRB’s current monetary policy of keeping interest rates low. In addition to the external interest rate environment, the overall direction of rate movements in Advantage’s deposit base will largely depend on the level of deposit growth it needs to maintain adequate liquidity and competitive pricing considerations, which may be impacted by the repeal of federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).

The following table sets forth the amount and maturities of Advantage’s time deposits of $100,000 or more at December 31, 2011:

(In thousands)
Three months or less	$12,350
Over three to six months	17,595
Over six to twelve months	22,973
Over twelve months	41,195

Total	$94,113

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

Competition

Advantage competes for deposits with other commercial banks, savings associations, savings banks, insurance companies and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenient internet banking and office location. In making loans, Advantage competes with other commercial banks, savings banks, savings associations, consumer finance companies, credit unions and other lenders. Advantage competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of the services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

Holding Company Capital Resources

Camco is required to act as a source of strength to the Bank. Camco is obligated to pay its expenses, as well as interest payments on the outstanding trust preferred securities. See Note H to the financial statements below for a discussion of the trust preferred securities. Camco has limited capital resources to meet these obligations. As a result of the written agreement entered into between Camco and the FRB discussed below, Camco was required to defer the payment of dividends on the trust preferred securities beginning in the second quarter of 2009. Advantage has not been permitted to pay dividends to Camco since 2008. Advantage does not anticipate receiving approval to pay dividends to Camco in the foreseeable future.

As of December 31, 2011, on a stand-alone basis, Camco had an available cash balance of approximately $946,000 in order to meet its ongoing obligations. Camco will need additional funds to continue meeting its financial obligations sometime during mid-2013. If additional funds are needed, Camco will seek approval from its regulators to obtain temporary financial support from the Bank or raise capital. No agreement as to any such support has yet been requested.

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

Service Corporation Activities

Advantage has no operating subsidiaries. First S&L Corporation, a subsidiary of Advantage, is inactive and was capitalized on a nominal basis at December 31, 2011.

Employees

As of December 31, 2011, Camco had 205 full-time employees and 17 part-time employees. Camco believes that relations with its employees are stable. None of the employees of Camco are represented by a collective bargaining unit.

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

Ohio Regulation

Regulation by the Division affects the internal organization of Advantage, as well as its depository, lending and other investment activities. Periodic examinations by the Division are usually conducted on a joint basis with the FDIC. Ohio law requires that Advantage maintain federal deposit insurance as a condition of doing business. The ability of Ohio chartered banks to engage in certain state-authorized investments is subject to oversight and approval by the FDIC. See “Federal Deposit Insurance Corporation—State Chartered Bank Activities.”

Any mergers involving or acquisitions of control of Ohio banks must be approved by the Division. The Division may initiate certain supervisory measures or formal enforcement actions against Ohio chartered banks. Ultimately, if the grounds provided by law exist, the Division may place an Ohio chartered bank in conservatorship or receivership.

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

Liquidity. Advantage maintains liquid assets (cash and due plus unpledged investments) to total assets ratio at or above 5%, as well as a liquid assets to total deposits ratio at or above 5%. The FDIC expects it to maintain adequate liquidity relative to the condition of the institution to protect safety and soundness.

Regulatory Capital Requirements. Camco and Advantage are required by applicable law and regulations to meet certain minimum capital requirements. The capital standards include a leverage limit, or core capital requirement, a tangible capital requirement and a risk-based capital requirement.

Pursuant to the current 2012 Consent Order (defined below), Advantage is required to maintain Tier 1 leverage capital ratio of 9% on and after March 31, 2012. Until the 2012 consent order, the 2009 cease and desist order required Tier 1 leverage capital ratio of 8%. “Tier 1” capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less all intangibles, other than includable purchased mortgage servicing rights and credit card relationships. For purposes of computing risk-based capital, assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100%, depending on their relative risk. Advantage did not meet the then applicable 8% requirement at December 31, 2011 as its Tier 1 was 6.29%. This failure to comply could result in additional enforcement action by the FDIC or the Division.

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

On March 4, 2011, Camco was notified by the FRB that by March 31, 2011 it must divest of activities conducted pursuant to section 4(k) of the BHC Act, which meant Camco Title Agency, and it must decertify as a financial holding company. Camco complied with this request by liquidating Camco Title Agency and decertifying on March 31, 2011. After it decertified, Camco remained a bank holding company and continues to be regulated by the FRB.

Advantage entered into a cease and desist agreement with the FDIC and the Division that provided for the issuance of an order by the FDIC and the Division. The 2009 Cease and Desist Order was executed by the FDIC and Division on July 31, 2009. The 2009 Cease and Desist Order required Advantage to, among other things, (i) increase its Tier 1 risk based capital to 8%; and (ii) seek regulatory approval prior to declaring or paying any cash dividend. As a result of the 2009 Cease and Desst Order, Advantage was disqualified as a public depository under Ohio law and incurs higher premiums for FDIC insurance of its accounts. The 2009 Cease and Desist Order was terminated on February 9, 2012, at which time a consent order was signed.

On February 9, 2012, Advantage entered into a consent agreement with the FDIC and the Division that provided for the issuance of an order by the FDIC and the Division. That order was executed by the FDIC and Division on February 9, 2012 (the “2012 Consent Order”). The 2012 Consent Order requires Advantage, within specified timeframes, to, among other things,: (i) add two independent directors to Advantage’s Board; (ii) increase its Tier 1 leverage capital ratio to 9% and its total risk based capital ratio to 12.0% by March 31, 2012; (iii) develop and submit a capital plan; (iv) implement plans to reduce its classified assets and loan concentrations; (v) ensure the establishment of a comprehensive policy and methodology for determining the adequacy of the allowance for loan and lease losses; (vi) seek regulatory approval prior to declaring or paying any cash dividend; and (vii) adopt and develop a strategic plan, liquidity plan, profit plan and budget. As a result of the 2012 Consent Order Advantage continues to be ineligible as a public depository under Ohio law.

In addition to the limitations and requirements described above, Advantage cannot (i) appoint any new director or senior executive officer or change the responsibilities of any senior executive officer without regulatory approval, (ii) make indemnification or golden parachute payments, as defined in 12 C.F.R. Part 359 without obtaining prior regulatory approval, or (iii) make any additional advances that would increase the current concentrations of credit or create new concentrations. See Exhibit 10 (xxix).

The Bank will be considered “adequately capitalized” until the 2012 Consent Order is removed by the FDIC and the Division.

A material failure to comply with the provisions of the 2012 Consent Order, Written Agreement or the MOU could result in additional enforcement actions by the FDIC, the Division or the FRB.

Transactions with Affiliates and Insiders

All transactions between banks and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and the FRB’s Regulation W. An affiliate is any company or entity which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of a bank and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with any one affiliate up to an amount equal to 10% of such institution’s capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or the subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Exemptions from Sections 23A or 23B of the FRA may be granted only by the FRB. Advantage was in compliance with these requirements at December 31, 2011.

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

Federal Reserve Requirements

FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $71.0 million (subject to an exemption of up to $11.5 million). At December 31, 2011, Advantage was in compliance with its reserve requirements.

Item 1A.	Risk Factors.

Like all financial companies, Camco’s business and results of operations are subject to a number of risks, many of which are outside of our control. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact our business and future results of operations.

Camco expects to continue to be subject to restrictions and conditions of the MOU, Written Agreement and 2012 Consent Order. As a result, Camco has incurred and expects to continue to incur significant additional regulatory compliance expenses that will negatively affect our results of operations.

Camco and the Bank continue to be under the conditions of the MOU, FRB Written Agreement and 2012 Consent Order as a result of various regulatory concerns as of December 31, 2011. Camco has incurred and expects to continue to incur significant additional regulatory compliance expense in connection with these directives and will incur ongoing expenses attributable to compliance with their terms. Although Camco does not expect it, it is possible regulatory compliance expenses related to the directives could have a materially adverse impact on us in the future.

Our capital levels currently do not comply with the higher capital requirements required by the 2012 Consent Order.

Under the 2012 Consent Order, the FDIC and the Division required the Bank to raise its Tier I leverage capital to 9% by March 31, 2012. As of December 31, 2011, the Bank needed approximately $20.6 million in additional capital based on assets at such date to meet this requirement. The Corporation currently does not have any capital available to invest in the Bank. Camco is considering various strategies to help us achieve the required capital level, but there is no assurance that any capital raising strategy can be completed successfully in the near future. Moreover, any further increases to our allowance for loan losses, additional deterioration of our real estate owned portfolio and operating losses would negatively impact our capital levels and make it more difficult to achieve the capital level directed by the FDIC and the Division. Based on our failure to meet the required capital level, the FDIC or the Division could take additional enforcement action against us.

In addition to the 2012 Consent Order, the FRB Written Agreement and the MOU, governmental regulation and regulatory actions against us may further impair our operations or restrict our growth.

In addition to the requirements of the 2012 Consent Order, the FRB written agreement and the MOU, Camco is subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Statutes and regulations affecting our business may be changed at any time and the interpretation of these statutes and regulations by examining authorities may also change.

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

Many provisions of the Dodd-Frank Act have not been implemented and will require interpretation and rule making by federal regulators. Camco is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on Camco cannot currently be determined, the law and its implementing rules and regulations are likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on our operations, all of which may have a material adverse effect on Camco’s operating results and financial condition.

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

At December 31, 2011, our non-performing loans totaled $24.9 million, representing 3.8% of total loans and 3.2% of total assets. In addition, loans which management has classified as either substandard, doubtful or loss totaled $40.6 million, representing 6.2% of total loans and 5.3% of total assets. At December 31, 2011, our allowance for loan losses was $14.5 million, representing 58.3% of non-performing loans. In the event our loan customers do not repay their loans according to their terms and the collateral securing the payment of these loans is insufficient to pay any remaining loan balance, Camco may experience significant loan losses, which could have a materially adverse effect on our operating results. Camco makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, Camco reviews loans and our loss and delinquency experience, and evaluates economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, resulting in additions to our allowance. The additions to our allowance for loan losses would be made through increased provision for loan losses, which would reduce our income.

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

Camco may elect or be compelled to seek additional capital, but that capital may not be available when it is needed.

Camco and Advantage are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations. Currently, Advantage is not in compliance with the Tier 1 capital requirement required by the 2012 Consent Order. As a result, Camco must raise additional capital. Camco has engaged an investment banking firm and is in the process of developing a plan to raise additional capital, the Corporation was never in compliance with the 2009 Cease and Desist Order’s capital directive either. The financial condition of the Bank and the Corporation has improved slightly since that time, and, on December 31, 2011, the Corporation’s shareholders’ equity totaled $45.6 million. Camco’s ability to raise additional capital will depend on its financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of its control. Accordingly, there can be no assurance that Camco can raise additional capital on terms it deems acceptable. If Camco cannot raise additional capital, it may have a material adverse effect on its financial condition, results of operations and prospects, and may result in further enforcement action by the FRB, FDIC or Division, including a potential federal conservatorship or receivership of the Bank, or a requirement that Camco sell or transfer its assets or take other action which would likely result in a significant loss of the value of Camco’s ownership interest in the Bank and a significant loss of the value of the shares held by Camco’s stockholders.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on corporate checking accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could have commenced offering interest on demand deposits to compete for clients. Camco does not yet know what interest rates other institutions may offer. Camco’s interest expense will increase and its net interest margin will decrease if Camco begins offering interest on demand deposits to attract new customers or maintain current customers, which could have a material adverse effect on Camco’s business, financial condition and results of operation.

Camco is subject to examinations and challenges by tax authorities.

In the normal course of business, Camco and its subsidiaries, are routinely subject to examinations from federal and state tax authorities regarding the amount of taxes due in connection with investments made and the businesses in which Camco has engaged. Recently, federal and state tax authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Currently, Camco’s 2009 tax year is being audited by the Internal Revenue Service. If any challenges are made and are not resolved in Camco’s favor, it could have a material adverse effect on Camco’s financial condition and results of operations.

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

The same deterioration noted above can affect our real estate owned portfolio and if the economic environment continues to decline or worsen it could significantly impair the value of the portfolio and our ability to sell the properties in a timely manner.

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

Management’s accounting policies and methods are fundamental to how Camco records and reports our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. The most critical estimates are the level of the allowance of loan losses, the valuation of mortgage servicing rights, other real estate owned valuation and the valuation allowance on the deferred tax asset. Due to the inherent nature of these estimates, Camco cannot provide absolute assurance that it will not significantly increase the allowance for loan losses or sustain loan losses that are higher than the provided allowance, nor that it will not recognize a significant provision for the impairment of mortgage servicing rights.

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

Camco has generated net operating losses (“NOLs”) as a result of our recent losses. Camco generally is able to carry NOLs forward to reduce taxable income in future years. However, our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and the Treasury regulations caused in increase in their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry forwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carry forwards.

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

Camco is currently in process of an Internal Revenue Service audit for tax year 2009, which has a potential risk for financial statement impact.

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

The following table provides the location of, and certain other information pertaining to, Camco’s office premises as of December 31, 2011, with dollars in thousands:

Office Location	Year facility commenced operations	Leased or owned	Net book value (1)
134 E. Court Street
Washington Court House, Ohio	1963	Owned	$447.3
1050 Washington Ave.
Washington Court House, Ohio	1996	Owned	458.2
1 N. Plum Street
Germantown, Ohio	1998	Owned	421.9
675 West Main Street
New Lebanon, Ohio	1998	Owned	55.7
2 East High Street
London, Ohio	2004	Owned	475.8
3002 Harrison Avenue
Cincinnati, Ohio	2000	Owned	842.2
1111 St. Gregory Street
Cincinnati, Ohio	2000	Leased (2)	—
226 Third Street
Marietta, Ohio	1976	Owned	414.0
1925 Washington Boulevard
Belpre, Ohio	1979	Owned	256.1
478 Pike Street
Marietta, Ohio	1998	Leased (3)	459.4
814 Wheeling Avenue
Cambridge, Ohio	1963	Owned	806.5
327 E. 3rd Street
Uhrichsville, Ohio	1975	Owned	62.6
175 N. 11th Street
Cambridge, Ohio	1981	Owned	255.6
209 Seneca Avenue
Byesville, Ohio	1978	Leased (4)	—
547 S. James Street
Dover, Ohio	2002	Owned	344.1

Office Location	Year facility commenced operations	Leased or owned		Net book value (1)
2497 Dixie Highway
Ft. Mitchell, Kentucky	2001	Owned		494.8
401-7 Pike Street
Covington, Kentucky	2001	Owned		69.9
7550 Dixie Highway
Florence, Kentucky	2001	Owned		375.9
1500 Grand Central Ave.- Suite #102
Vienna, West Virginia	2004	Leased	(5)	88.8
123 Southgate Parkway
Cambridge, Ohio	2005	Leased	(6)	104.6
6360 Tylersville Road
Mason, Ohio	2006	Leased	(7)	124.3
1104 Eagleton Blvd.
London, Ohio	2006	Leased	(8)	241.4
828 Wheeling Avenue
Cambridge, Ohio	2007	Leased	(9)	—
440 Polaris Parkway
Westerville, Ohio	2009	Leased	(10)	—
862 Turner Ave.
Cambridge, Ohio	2011	Leased	(11)	—
126 S. 9th Street
Cambridge, Ohio	2011	Leased	(12)	—

(1)	Net book value amounts are for land, buildings, improvements and construction in progress.
(2)	The lease expires in February 2016.
(3)	The lease expires in November 2017. Advantage has the option to renew for two five-year terms. The lease is for land only.
(4)	The lease expires in September 2015.
(5)	The lease expires in October 2013. Advantage has the option to renew for three five-year terms.
(6)	The lease expires in June 2012. Advantage has the option to purchase at a cost of $120,000.
(7)	The lease expires in October 2016. Advantage has the option to renew the lease for two five-year terms.
(8)	The lease expires in May 2014. Advantage has the option to renew for three five-year terms.
(9)	The lease expires in June 2012. Advantage has the option to renew for a one-year term. Advantage has the option to purchase at a cost of $185,000 with a 3% escalation.
(10)	The lease expires in August 2012.
(11)	The lease expires in April 2012. Two one-year renewals are available.
(12)	The lease expires in April 2012. Two one-year renewals are available.

Camco also owns furniture, fixtures and equipment. The net book value of Camco’s investment in office premises and equipment totaled $1.8 million at December 31, 2011. See Note E of Notes to Consolidated Financial Statements in item 8 below.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

At February 28, 2012, Camco had 7,205,595 shares of common stock with approximately 2,660 holders of record. Camco’s common stock is listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “CAFI.” The table below sets forth the high and low daily closing price for the common stock of Camco, together with the dividends declared per share of common stock, for each quarter of 2011 and 2010.

Year ended December 31, 2011 (1)	High	Low	Cash Dividends Declared
Quarter ending:
December 31, 2011	$1.48	$1.10	$0.0000
September 30, 2011	1.90	1.18	0.0000
June 30, 2011	2.00	1.56	0.0000
March 31, 2011	2.41	1.65	0.0000
Year ended December 31, 2010 (1)
Quarter ending:
December 31, 2010	$2.19	$1.17	$0.0000
September 30, 2010	2.39	1.70	0.0000
June 30, 2010	3.70	2.51	0.0000
March 31, 2010	3.40	1.91	0.0000

(1)	See “Liquidity and Capital Resources” in Item 7 of this Form 10-K for discussion of restrictions that materially limit Camco’s ability to pay dividends.

Camco did not repurchase any stock during 2010 or 2011.

Item 6.	Selected Consolidated Financial Data.

The following tables set forth certain information concerning the consolidated financial position and results of operations of Camco for the periods indicated. This selected consolidated financial data should be read in conjunction with the consolidated financial statements appearing elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA:

As of December 31:	2011	2010	2009	2008	2007
	(In thousands)
Total amount of:
Assets	$767,018	$814,966	$842,655	$1,000,446	$1,023,261
Interest-bearing deposits in other financial institutions	21,954	15,971	17,663	35,272	5,432
Securities available for sale – at market	17,845	30,768	55,950	85,352	88,919
Securities held to maturity	3,083	3,948	2,113	13,406	2,769
Loans receivable – net (1)	647,267	670,048	659,497	758,826	815,271
Deposits	629,259	651,816	659,902	723,956	692,184
FHLB advances and other borrowings	80,285	104,464	109,232	183,833	220,981
Stockholders’ equity	45,605	46,103	60,514	71,700	88,634

SELECTED CONSOLIDATED OPERATING DATA:

For the year ended December 31:	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Total interest income	$36,237	$40,821	$44,724	$56,783	$64,877
Total interest expense	10,374	14,434	20,594	30,974	36,421

Net interest income	25,863	26,387	24,130	25,809	28,456
Provision for losses on loans	2,279	18,460	21,792	14,793	1,495
Net interest income after provision for losses on loans	23,584	7,927	2,338	11,016	26,961
Other income	6,498	7,364	8,261	3,708	6,588
General, administrative and other expense	29,324	29,332	28,113	28,481	26,985
Goodwill Impairment	—	—	—	6,683	—
Earnings (loss) before federal income taxes (credits)	758	(14,041)	(17,514)	(20,440)	6,266
Federal income taxes (credits)	544	518	(6,297)	(5,116)	1,765

Net earnings (loss)	$214	$(14,559)	$(11,217)	$(15,324)	$4,501

Earnings (loss) per share:
Basic	$0.03	$(2.02)	$(1.56)	$(2.14)	$.61
Diluted (2)	$0.03	$(2.02)	$(1.56)	$(2.14)	$.61
Dividends declared per share	$0.0000	$0.0000	$0.0200	$0.2625	$0.6000
Return on average assets (3)	0.03%	(1.72)%	(1.20)%	(1.50)%	0.43%
Return on average equity (3)	0.47%	(26.39)%	(15.73)	(17.93)	4.98
Average equity to average assets (3)	5.80%	8.29	7.63	8.34	8.67
Dividend payout ratio (4)	N/A (5)	N/A (5)	N/A (5)	N/A (5)	98.36

(1)	Includes loans held for sale.
(2)	Represents a pro-forma presentation based upon net earnings from operations divided by weighted-average basic and diluted shares outstanding.
(3)	Ratios are based upon the mathematical average of the balances at the end of each month.
(4)	Represents dividends per share divided by basic earnings per share.
(5)	Not meaningful.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Since its incorporation in 1970, Camco Financial Corporation (“Camco” or the “Corporation”) has evolved into a full-service provider of financial products through its subsidiary, Advantage Bank (“Advantage or “Bank”). Utilizing a common marketing theme based on Camco’s commitment to personalized customer service, Camco has grown from $22.8 million of consolidated assets in 1970 to $767.0 million of consolidated assets at December 31, 2011. Camco’s rate of growth is largely attributable to its acquisitions and its expansion of product lines from the limited deposit and loan offerings which the Bank could offer in the heavily regulated environment of the 1970s to the wider array of financial service products that commercial banks traditionally offer.

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

Overview

During 2011, the economic environment for financial services companies continued to be challenging. Bankruptcies, foreclosures and prolonged unemployment have continued and the oversupply of housing has depressed property values. Due to the decreased property values the government has expanded the HARP program for borrowers that are current on their mortgages which enables them to refinance up to 125% loan to value. This coupled with interest rates decreasing in the fourth quarter of 2011 has created a higher loan application level but has also decreased the value of our mortgage servicing rights asset.

We continued to execute our long-term strategic plan to diversify the balance sheet, improve delinquency, loan quality and our funding mix by reducing borrowings and increasing transaction-based deposits.

In 2011, total deposits decreased $22.6 million or 3.5% as we continued our goal of decreasing public funds and paying off all brokered deposits while increasing “core” deposit growth related to a number of organizational and product development initiatives which included our suite of commercial and small business checking accounts, online business cash management system, and remote deposit capture solutions. We have continued to build our deposits with these new products and believe these products will continue to help us be more competitive for business checking accounts. Competition for deposits continues to put pressure on marginal funding costs, despite continued low rates in 2011 but our goal is to continue our strategy and build core customer accounts that are normally a lower cost of funding.

During 2011, Camco experienced improving trends in asset quality metrics. Nonperforming loans decreased $8.9 million, or 26.3% from $33.8 million at December 31, 2010 to $24.9 million at the end of 2011. Net charge offs totaled $4.6 million during 2011 compared to $17.7 million during 2010. These decreases show that we continue to diligently manage our delinquencies and work with our loan customers in order to reduce losses for them, as well as our Corporation. Additionally, the amount of classified loans has decreased not only due to charge off and sales of various assets, but also due to upgrading the loan quality ratings of various commercial loans related to improved borrower financial performance combined, in some cases, with restructured credit facilities which has resulted in lower provisions for loan losses.

The Corporation engaged an investment banking firm in 2010 and has developed capital plan initiatives that may include balance sheet reduction, the sale of branches, issuing common stock, preferred stock, debt or some combination of those issuances, or other financing alternatives that will be treated as capital. Although, the Corporation anticipates raising additional capital, the Board of Directors has not yet determined the type, timing, amount, or terms of possible securities to be issued in the offering, and there are no assurances that an offering will be completed or that the Corporation will succeed in this endeavor. In addition, a transaction, which would likely involve equity financing would result in substantial dilution to current stockholders and could adversely affect the price of the Corporation’s common stock.

We believe we are taking significant steps forward in managing our operational efficiency. In 2011, we launched online statements, a more convenient way of banking for many customers, and we are continuing our focus on improving noninterest income and controlling noninterest expense by refining our operations. We continue to analyze new products to deepen relationships with our “core” customers and improve the structure of our balance sheet and create efficiency throughout.

On March 4, 2011, Camco was notified by the FRB that by March 31, 2011 it must divest of activities conducted pursuant to section 4(k) of the BHC Act, which meant Camco Title Agency, and that it must decertify as a financial holding company. Camco complied with this request by liquidating Camco Title Agency and decertifying on March 31, 2011. After it decertified, Camco remained a bank holding company and will continue to be regulated by the FRB.

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

This MD&A is intended to give stockholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data elsewhere in this annual report. As used herein and except as the context may otherwise require, references to “Camco,” “the Corporation”, “we,” “us,” or “our” means, collectively, Camco Financial Corporation and its wholly owned subsidiary Advantage Bank.

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

Each quarter, management analyzes the adequacy of the allowance for loan losses based on a review of the loans in the portfolio along with an analysis of external factors (including current housing price depreciation, homeowners’ loss of equity, etc) and historical delinquency and loss trends. The allowance is developed through specific components; 1) the specific allowance for loans subject to individual analysis, 2) the allowance for classified loans not otherwise subject to individual analysis and 3) the allowance for non-classified loans (primarily homogenous).

Classified loans with indication or acknowledgment of deterioration are subject to individual analysis. Loan classifications are those used by regulators consisting of Special Mention, Substandard, Doubtful and Loss. In evaluating these loans for impairment, the measure of expected loss is based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. All other classified assets and non-classified assets are combined with the homogenous loan pools and segregated into loan segments. The segmentation is based on grouping loans with similar risk characteristics (one-to-four family, home equity, etc.). Loss rate factors are developed for each loan segment, which are used to estimate losses and determine an allowance. The loss factors for each segment are derived from historical delinquency, classification, and charge-off rates adjusted for economic factors and an estimated loss scenario.

The allowance is reviewed by management to determine whether the amount is considered adequate to absorb probablelosses to the loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on management’s current judgment about the credit quality of the loan portfolio. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions. Management also considers trends in delinquencies and loan losses for the bank specifically, the region, the nation, and other economic factors. While the Corporation strives to reflect all known risk factors in its evaluations, judgment errors may occur.

Mortgage Servicing Rights

To determine the fair value of its mortgage servicing rights (“MSRs”) each reporting quarter, the Corporation provides information representing loan information in each pooling period accompanied by escrow amounts to a third party valuation firm. The third party then evaluates the possible impairment of MSRs as described below.

MSRs are recognized as separate assets or liabilities when loans are sold with servicing retained. A pooling methodology, in which loans with similar characteristics are “pooled” together, is applied for valuation purposes. Once pooled, each group of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that the Bank expects to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated fair value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the MSR’s.

Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. The interest rate for net interest earned on escrow balances, which is supplied by management, takes into consideration the investment portfolio average yield as well as current short duration investment yields. Management believes this methodology provides a reasonable estimate. Mortgage loan prepayment speeds are calculated by a third party provider utilizing the Economic Outlook as published by the Office of the Chief Economist of Freddie Mac in estimating prepayment speeds and provides a specific scenario with each evaluation. Based on the assumptions discussed, pre-tax projections are prepared for each pool of loans serviced. These earnings are used to calculate the approximate cash flow that could be received from the servicing portfolio. Valuation results are presented quarterly to management. At that time, management reviews the information and MSR’s are marked to lower of amortized cost or fair value for the current quarter.

Deferred Income Taxes

Camco recognizes expense for federal income taxes currently payable as well as for deferred federal taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets. Realization of a deferred tax asset is dependent upon generating sufficient taxable income in either the carry forward or carry back periods to cover net operating losses generated by the reversal of temporary differences. A valuation allowance is provided by way of a charge to income tax expense if it is determined that it is more likely than not that some or all of the deferred tax asset will not be realized. If different assumptions and conditions were to prevail, the valuation allowance may not be adequate to absorb unrealized deferred taxes and the amount of income taxes payable may need to be adjusted by way of a charge to expense. Furthermore, income tax returns are subject to audit by the IRS. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. Camco believes it has adequately accrued for all probable income taxes payable. Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events.

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

Discussion of Financial Condition Changes from December 31, 2011 to December 31, 2010

At December 31, 2011, Camco’s consolidated assets totaled $767.0 million, a decrease of $47.9 million, or 5.8%, from the December 31, 2010 total. The decrease in total assets was comprised primarily of decreases in loans receivable, FHLB stock and securities available for sale which were offset partially by the increase in cash and loans held for sale.

Loans receivable has decreased due to continued paydowns and refinancing from adjustable rate to fixed rate loans. Our strategy of selling fixed rate product continues to shift the loan portfolio toward commercial loans. Current and upcoming loan rates may slow or increase residential lending and the sale of fixed rate loans. Due to the continued low interest rate environment over the past few years we believe that is not likely that the profits on gain on sale of mortgage loans will continue to be as strong in 2012 as the margins continue to decrease and many customers have already refinanced into the lower available rates. Possible growth in deposits, related to our strategic planning would most likely be used to reduce outstanding borrowings, purchase investments or fund commercial loan growth which is not expected until the second half of 2012. Management continues its overall focus on managing credit, reducing risk within the loan portfolio and enhancing liquidity and capital in the current economic environment. Continuous progress is being made on addressing these issues, but we expect the distressed economic environment to continue through 2012 which may slow expectations.

Cash and interest-bearing deposits in other financial institutions totaled $38.4 million at December 31, 2011 an increase of $9.3 million, or 31.8%, from December 31, 2010 levels. Cash has increased as we have begun to restructure the balance sheet by decreasing assets and liabilities when possible to improve our capital position in conjunction with ensuring on-hand liquidity is adequate.

Securities totaled $20.9 million at December 31, 2011, a decrease of $13.8 million, or 39.7%, from December 31, 2010 due to the sale of $27.2 million in securities, principal repayments and maturities of $13.6 million offset partially by purchases of $27.4 million which were primarily investment securities at a weighted rate of 1.25%. Additionally, $20.0 million of FHLB stock was redeemed during the first quarter of 2011. The securities portfolio has a weighted maturity that is relatively short in order to minimize extension risk. We have purchased callable agencies to maximize yield and liquidity. Approximately $16.3 million or 77.9% of the portfolio has a callable option which management expects to be exercised during the year. If the investments are not called, final maturity dates range from February, 2013 to June, 2014.

At December 31, 2011, other than $2.0 million of municipal bonds, all of our debt securities were issued and guaranteed by US Government sponsored enterprises such as Freddie Mac, Fannie Mae, Ginnie Mae and the FHLB. We held no private-label mortgage-backed securities or collateralized debt obligations.

Loans receivable net and loans held for sale totaled $647.3 million at December 31, 2011, a decrease of $22.8 million, or 3.4%, from the total at December 31, 2010. The decrease resulted primarily from principal repayments of $196.7 million, loan sales of $67.7 million and $11.2 million of loans transferred to real estate owned offset partially by loan disbursements totaling $254.9 million. Principal repayments are slightly higher than 2010 on loans and our ability to originate new loans in 2011 was not as strong as 2010. The reduction in residential real estate loan balances was intensified by the secondary market offering historically low long-term fixed rates during most of 2010 and throughout 2011. Many customers refinanced in 2010 when the rates originally dropped to record lows.

During 2011, the average yield on loans was 5.50% a decrease of 22 basis points as compared to 5.72% for 2010. The decrease in yield is due to lower average loan balances within our commercial and consumer loan portfolios, which are generally higher yielding assets. This was coupled with lower effective rates in the loan portfolio during 2011. Adjustable rate loans re-priced lower in 2011 due to the current low rate environment and new loans are also being originated at these lower market rates.

The allowance for loan losses totaled $14.5 million and $16.9 million at December 31, 2011 and 2010, respectively, representing 58.3% and 49.9% of nonperforming loans at those dates. Nonperforming loans (three monthly payments or more delinquent plus nonaccrual loans) totaled $24.9 million and $33.8 million at December 31, 2011 and 2010, respectively, constituting 3.8% and 4.9% of total net loans, including loans held for sale, at those dates. Net charge-offs totaled $4.6 million for 2011 and were primarily comprised of $2.8 million of residential real estate and $1.7 million of commercial and non-residential. See Note D to the financial statements for additional information.

The following table details delinquent and nonperforming loans at December 31, 2011 and 2010:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Non- Performing	Accruing Loans 90 or More Days Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Non- Performing	Accruing Loans 90 or More Days Past Due
(in thousands)	2011				2010
Construction	$—	$—	$19	$—	$75	$—	$1,791	$—
Land, Farmland & Ag	103	—	367	—	—	—	—	—
Residential	6,018	2,086	22,277	—	5,701	1,794	21,498	—
Commercial	462	527	1,879	—	—	2,766	7,717	—
Consumer	54	77	113	—	36	3	39	—
Commercial and industrial	45	—	212	—	85	—	706	—
Multi Family	—	—	51	—	85	—	2,028	—

Total	$6,682	$2,690	$24,918	$—	$5,982	$4,563	$33,779	$—

Initial un-employment insurance claims are down slightly nationwide, in Ohio and in our Bank markets. As of the fourth quarter of 2011, Ohio and the national un-employment rates are identical at 8.50%. The average un-employment rate in the Bank’s market areas decreased 1.40% to 7.98% when comparing third quarter 2011 to fourth quarter 2011. The labor force weighted un-employment rate in the Bank’s markets is 7.36% which is below the Ohio average and the national average. It is noted that the Ohio un-employment rate has declined for twenty consecutive months prior to August 2011 and again in the fourth quarter 2011. This indicates a slow, sustained economic recovery.

The Corporation works with borrowers to avoid foreclosure if possible and we continue to aggressively work with borrowers to mitigate additional losses. If it becomes inevitable that a borrower will not be able to retain ownership of their property, the Corporation often seeks a deed in lieu of foreclosure in order to gain control of the property earlier in the recovery process. The strategy of pursuing deeds in lieu of foreclosure should result in a reduction in the holding period for nonperforming assets and ultimately reduce economic losses.

At December 31, 2011, the Corporation’s real estate owned (REO) consisted of 158 repossessed properties with a net book value of $10.9 million compared to $10.1 million at December 31, 2010. Initial loss is recorded as a charge to the allowance for loan losses within 90 days of being transferred to REO. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The Corporation reflects costs to carry REO as period costs in operations when incurred. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property.

Deposits totaled $629.3 million at December 31, 2011 a decrease of $22.6 million, or 3.5% from December 31, 2010. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010		Change
			(In thousands)
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$62,881	0.00%	$46,597	0.00%	$16,284	0%
Interest-bearing demand	64,213	0.18	65,679	0.30	(1,466)	(0.12)
Money market	114,503	0.45	96,294	0.69	18,209	(0.24)
Savings	42,417	0.10	38,665	0.25	3,752	(0.15)
Certificates of deposit – retail	345,245	1.65	392,098	1.93	(46,853)	(0.28)
Certificates of deposit – brokered	—	—	12,483	3.60	(12,483)	(3.60)

Total deposits	$629,259	1.01%	$651,816	1.38%	$(22,557)	(0.37)%

The decrease in deposits was primarily due to decreases in brokered and retail certificates of deposits offset partially by an increase in “core relationships” such as noninterest-bearing demand and money markets. We continue to focus and implement our strategy of improving the long-term funding mix of the Bank’s deposit portfolio by developing deeper “core relationships” with small businesses, and adding commercial and retail checking accounts. In 2010, we implemented a number of organizational and product development initiatives including a new suite of commercial and small business checking accounts, enhancements to our online business cash management system, and the launch of a remote deposit capture solution. In 2011, we continued to build our deposits with these new products and believe these products will continue to help us be more competitive for acquiring new business checking accounts. See “Liquidity and Capital Resources” in this MD&A for further discussion on our deposit strategy and additional liquidity risks.

We continued to slightly reduce the rates offered on some of our accounts and feel we are competitive with current markets and are planning on continued strategic growth of “core relationships”. We also believe that if we are able to maintain the majority of current customers that have retail certificates of deposit maturing in 2012, we will continue to slightly decrease our cost of funds which will help costs of funds remain stable and possibly incur some reduction of costs related to such deposits in 2012. To reduce interest rate risk over the long term, we will continue our efforts to lengthen the duration of our deposit structure and our FHLB borrowings, but over the past few years it has not been the customers’ preference to lengthen such deposits in such a low interest rate environment.

In 2011, all of our brokered deposits matured, which coupled with our strategy to continue growing core deposits will help maintain the Bank’s margin in 2012. We acknowledge that brokered deposits are not core, franchise-enhancing deposits, and we intend to continue our strategy of improving the long-term funding mix of the Bank’s deposit portfolio by growing small business, commercial and retail checking accounts. In the future, we do not expect to use brokered deposits for liquidity position but they may be used as contingency funding if needed.

Advances from the FHLB and other borrowings decreased by $24.2 million, or 23.1%, to a total of $80.3 million at December 31, 2011. Approximately $10.0 million of advances are expected to mature in 2012 with a weighted rate of 4.58%. We plan to pay-off the 2012 maturing advances as the Corporation continues to focus on our strategy of growing and replacing a portion of these funding sources with core relationship deposits (checking, savings, money market and CD accounts).

Stockholders’ equity totaled $45.6 million at December 31, 2011, decrease of $498,000, or 1.1% from December 31, 2010. The increase resulted from net earnings of $214,000 coupled with $331,000 of stock-based compensation expenses related to FAS 123R which was offset by a $1.0 million decrease in accumulated other comprehensive income related to the fair value of our investment securities as an unrealized gain was realized through the sale of securities. See Consolidated Statements of Stockholders’ Equity on page 50 for additional information.

During 2012, management was notified by the FDIC that for Advantage to be categorized as “adequately-capitalized” under the regulatory framework the Bank must have Tier 1 leverage to average assets equating to 9.00%. To be categorized as “adequately-capitalized” Camco and Advantage must maintain this minimum capital ratio per the FDIC. At December 31, 2011 the Bank’s Tier 1 leverage to average assets was 6.29%. A failure to comply with the capital directive could result in additional enforcement actions by the FDIC or the Division.

Comparison of Results of Operations for the Years Ended December 31, 2011 and December 31, 2010

General. Camco’s net earnings of $214,000, or $0.03 per share for the year ended December 31, 2011, increased from the net loss of $14.6 million, or ($2.02) per share for the same period in 2010. The increase in earnings was primarily attributable to decreased provision for losses on loans, increased gain on sale of investments, increased rent and other offset partially by increased expenses related to other real estate owned, decreased gain on sale of loans and title fees.

Net Interest Income. Net interest income for the year ended December 31, 2011, amounted to $25.9 million, an increase of $524,000, or 2.0%, compared to 2010, generally reflecting the effects of re-pricing of liabilities in the current lower interest rate environment. Net interest margin increased 16 basis points to 3.66% for the twelve months ending December 31, 2011 compared to 3.5% for the comparable period in 2010. The increase in net interest margin during the 2011 period, compared to the same period of 2010, was due primarily to a lower cost of interest-bearing liabilities in the 2011 period offset partially by a lower volume of interest-earning assets and a lower yield on those assets.

We have continued with our strategies and offset decreased interest earned by decreasing the balances of our borrowed funds when applicable. Additionally, we continue to re-price deposits on a year to year comparison, which helped reduce overall deposit funding costs by 43 basis points throughout 2011. Our strategy is to continue to maintain cost of funds by increasing deposits related to our “commercial relationships” instead of borrowing at higher yields.

Interest income on loans totaled $35.0 million for the year ended December 31, 2011, a decrease of $2.6 million, or 7.0%, from the comparable 2010 total. The decrease resulted primarily from a 22 basis point decrease in the average yield, from 5.72% in 2010, to 5.50% in 2011, coupled with a $21.3 million, or 3.2%, decrease in the average balance of loans outstanding year to year. Interest income on securities totaled $578,000 for the year ended December 31, 2011, a $1.3 million, or 69.7% decrease from the 2010 period. The decrease was due primarily to a $23.7 million, or 53.3% decrease in the average balance outstanding, coupled with a 150 basis point decrease in the average yield, to 2.79% in 2011. Interest income on FHLB stock decreased by $616,000 or 47.1%, due primarily to a decrease in the average balance outstanding of $18.5 million or 61.8% in 2011. Interest income on other interest-bearing deposits increased by $6,000 or 100.0%, due to a $15.8 million or 67.7% increase in the average balance outstanding year to year.

Interest expense on deposits totaled $7.5 million for the year ended December 31, 2011, a decrease of $3.1 million, or 29.3%, compared to the year ended December 31, 2010. This was due primarily to a 46 basis point decrease in the average cost of deposits, to 1.28% for 2011, coupled with a $24.1 million, or 4.0%, decrease in the average balance of interest-bearing deposits outstanding year to year. Interest expense on borrowings totaled $2.9 million for the year ended December 31, 2011, a decrease of $966,000, or 25.0%, from 2010. The decrease resulted primarily from a $36.1 million, or 29.1% decrease in the average balance outstanding year to year offset partially by a 19 basis point increase in the average rate to 3.30% in 2011.

Approximately $202.6 million, or 58.7%, of our certificate deposit portfolio will mature during 2012. While this presents an opportunity to continue reducing our cost of funds (as these deposits are re-pricing into a slightly lower interest rate environment) we continue to experience competition for deposits in our market areas. This competition is limiting our ability to further reduce the marginal cost of deposits to a level reflective of the general rate environment.

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

Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectability of the Bank’s loan portfolio. Key drivers of 2009 and 2010 reported provisions related to declines in commercial real estate values on impaired loans and loan downgrades. The higher allocation in recent years primarily reflected the impact of distressed commercial real estate values and general economic conditions on specific reserves for impaired loans, while the elevated level of charge-offs in those years resulted in higher loss factors related to classified loans and has carried over into 2011. The allowance allocated to the real estate and consumer loan categories is based upon Camco’s allowance methodology for homogeneous pools of loans. The decreased allowance for loan losses relates to fluctuations and changes in these allocations which are consistent with the improvement in loan quality, loss experience and economic factors in each of the loan categories.

Nonperforming loans (three monthly payments or more delinquent plus nonaccrual loans) totaled $24.9 million at December 31, 2011, a decrease of $8.9 million from $33.8 million at December 31, 2010. Additionally, net charge offs decreased $13.1 million to $4.6 million for the year ended December 31, 2011 compared to $17.7 million for the year ended December 31, 2010.

The decrease in the allowance from December 31, 2010 to December 31, 2011 was significantly related to charge offs recognized in 2011 that were specific to certain impaired loans. Based upon an analysis of these factors and the continued decrease of nonperforming loans, $2.3 million was added to the allowance for losses on loans for the twelve months ended December 31, 2011, compared to $18.5 million for the same period in 2010. We believe our loan loss reserve is adequate as of December 31, 2011. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses in the future, understanding that all lending activity contains associated risks of loan losses. In addition, the mix and composition of both portfolio loans and nonperforming loans change from period to period. When the Company analyzes the allowance for loan losses various ratios are considered. As of December 31, 2011 the ratio of allowance for loan losses to nonperforming loans decreased slightly from the prior year and our loan reserves also decreased, representing 2.22% of total net loans versus 2.46% at December 31, 2010.

Other Income. Other income totaled $6.5 million for the year ended December 31, 2011, a decrease of $866,000, or 11.8%, compared to 2010. The decrease in other income was primarily attributable to a $1.4 million decrease in the gain on sale of loans and a $780,000 decrease in title fees offset partially by a $1.3 million increase in gains on sales of investments.

The decrease in gain on sale of loans was due to the sale of four portfolio loans at a loss of $471,000 which was offset by our current year to date gain on the sale of our mortgage banking activity of $977,000, which was a decrease of $905,000 from the 2010 period. The decrease in mortgage banking activity was due to a $20.9 million decrease in loan sales year to year.

General, Administrative and Other Expense. General, administrative and other expense totaled $29.3 million for the year ended December 31, 2011. The total expense year to year was primarily unchanged but there were decreases in loan expense, employee compensation and benefits, FDIC premiums and franchise taxes. These decreases were offset partially by increases in real estate owned expenses.

The decrease in loan expenses was due to higher than normal legal expenses incurred in 2010 relating to classified commercial assets and the costs of various consulting, legal and property management services necessary to properly assist management in the workout and/or foreclosure process and safeguarding of assets.

Employee compensation and benefits decreased primarily due to a decrease in the total number of employees, costs related to insurance benefit expenses and incentives related to decreased commercial originations year to year. The Corporation has made it a priority to identify cost savings opportunities throughout its operations and is committed to maintaining cost control measures, believing that the effort will play a major role in improving its performance.

Franchise taxes are calculated utilizing equity levels. The decrease in expense relates to decreased equity levels. Camco filed a Form S-1 on July 11, 2011 for a potential rights offering with a proposed maximum aggregate offering price of $22.5 million. If Camco pursues the rights offering its franchise taxes will increase due to an increase in equity.

The increase in real estate owned and other expenses is reflective of falling real estate values that have negatively impacted our portfolio value and caused write down to lower cost of market on properties held. In addition, the increase in properties taken into real estate owned due to foreclosures in 2011 resulted in increased expenses. As noted earlier, home values in Ohio have continued to be lower than previous levels. These factors compounded by an uncertain economic outlook, high unemployment and the market having excessive amounts of properties available may result in continued expenses going into 2012.

Federal Income Taxes. Federal income taxes totaled $544,000 for the year ended December 31, 2011, an increase of $26,000 compared to the provision recorded in 2010. This increase reflects the 2011 change in the valuation allowance against the Corporation’s net deferred tax asset. In 2011, the Corporation sold available for sale investments that were no longer carrying a deferred position and recorded tax expense related to such transactions.

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

The Corporation has a net operating loss carry forward for tax purposes of approximately $7.2 million at December 31, 2011. This compares to a net operating loss carry forward of approximately $13.0 million at December 31, 2010. The net operating loss carry forward was substantially reduced during 2011 as the Corporation generated approximately $12.0 million of taxable income during that period, primarily due to the redemption of the FHLB stock which resulted in taxable income of approximately $10.0 million.

Comparison of Results of Operations for the Years Ended December 31, 2010 and December 31, 2009

General. Camco’s net loss of $14.6 million, or $2.02 per share for the year ended December 31, 2010, compared to a net loss of $11.2 million, or $1.56 per share for the same period in 2009. The increase in the net loss primarily reflects a decrease in other income related to the valuation of mortgage servicing rights an increase in general administrative and other expense and a 100% valuation on our deferred tax asset, offset partially by increased net interest income. Additionally, Camco continued to increase provisions as high levels of charge-offs continued in 2010. This was reflective of the impact of the distressed commercial real estate values and general economic conditions.

Net Interest Income. Net interest income for the year ended December 31, 2010, amounted to $26.4 million, an increase of $2.3 million, or 9.4%, compared to 2009, generally reflecting the effects of re-pricing of liabilities in the current lower interest rate environment. Net interest margin increased 59 basis points to 3.50% for the twelve months ending December 31, 2010 compared to 2.91% for the comparable period in 2009. The increase in net interest margin during the 2010 period, compared to the same period of 2009, was due primarily to a lower cost of interest-bearing liabilities in the 2010 period offset partially by a lower yield on those assets.

Margin pressure continued in 2010 due to the yield on assets continuing to decline. We continued with our strategies and offset decreased interest earned by decreasing the balances of our borrowed funds when applicable. Additionally, we continued to re-price deposits on a year to year comparison, which helped reduce overall deposit funding costs by 58 basis points throughout 2010. We also continued to maintain cost of funds by increasing deposits related to our “commercial relationships” and retrieving deposits instead of borrowing at higher yields.

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

Approximately $196.6 million, or 48.6%, of our certificate deposit portfolio matured during 2011. While this presented an opportunity to continue reducing our cost of funds (as these deposits are re-pricing into a slightly lower interest rate environment) we continued to experience competition for deposits in our market areas. The competition limited our ability to further reduce the marginal cost of deposits to a level reflective of the general rate environment.

Provision for Losses on Loans. Nonperforming loans (three monthly payments or more delinquent plus nonaccrual loans) totaled $33.8 million at December 31, 2010, a slight increase from $32.8 million from December 31, 2009. Additionally, net charge offs totaled $18.9 million for the year ended December 31, 2010 compared to $22.5 million for the year ended December 31, 2009.

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

The decrease in FDIC premiums resulted from the non-recurrence of certain expenses including the reorganization of the Deposit Insurance Fund assessment of premiums by the FDIC. This was coupled with increased premium rates which occurred in 2009.

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

Federal Income Taxes. The Federal income taxes totaled $518,000 for the year ended December 31, 2010, an increase of $6.8 million, compared to the benefit provision recorded in 2009. During the third quarter of 2010, management performed an analysis on its deferred tax assets and determined a full valuation allowance was necessary. The 2010 year increase reflected a 100% valuation allowance on the Corporation’s deferred tax asset. As the Corporation executes plans to return to profitability, future earnings will benefit from operating loss carry-forwards.

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

	Year ended December 31,
	2011			2010			2009
	Average outstanding balance	Interest earned / paid	Avg yield/ rate	Average outstanding balance	Interest earned / paid	Avg yield/ rate	Average outstanding balance	Interest earned / paid	Average yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$635,987	$34,956	5.50%	$657,296	$37,602	5.72%	$667,746	$40,231	6.02%
Securities (2)	20,751	578	2.79%	44,426	1,906	4.29%	76,886	3,085	4.01%
FHLB Stock	11,426	691	6.05%	29,888	1,307	4.37%	29,888	1,381	4.62%
Interest-bearing deposits and other	39,096	12	0.03%	23,311	6	0.03%	55,074	27	0.05%

Total interest-earning assets	707,260	36,237	5.12%	754,921	40,821	5.41%	829,594	44,724	5.39%
Noninterest-earning assets (3)	75,610			89,823			105,626

Total Average Assets	$782,870			$844,744			$935,220

Interest-bearing liabilities:
Deposits	$584,833	$7,481	1.28%	$608,933	$10,575	1.74%	$661,806	$15,349	2.32%
FHLB advances and other	87,788	2,893	3.30%	123,899	3,859	3.11%	148,223	5,245	3.54%

Total interest-bearing liabilities	672,621	10,374	1.54%	732,832	14,434	1.97%	810,029	20,594	2.54%
Noninterest-bearing deposits	53,814			43,658			37,256
Noninterest-bearing liabilities	11,037			13,084			16,606

Total Average Liabilities	737,472			789,574			863,891
Total Average Shareholders’ equity	45,398			55,170			71,329

Net interest income/Interest rate spread	$782,870	$25,863	3.58%	$844,744	$26,387	3.44%	$935,220	$24,130	2.85%

Net interest margin (4)			3.66%			3.50%			2.91%
Average interest-earning assets to average interest-bearing liabilities			105.1%			103.01%			105.42%

(1)	Includes loans held for sale. Loan fees are immaterial.
(2)	Includes securities designated as available for sale and held to maturity.
(3)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses.
(4)	Net interest income as a percent of average interest-earning assets.

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

Year ended December 31,	2011 Increase/(decrease) due to			2010 Increase/(decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans receivable (1)	$(1,197)	$(1,449)	$(2,646)	$(622)	$(2,007)	$(2,629)
Securities	(801)	(527)	(1,328)	(1,410)	231	(1,179)
Interest-bearing deposits and other	(1,616)	1,006	(610)	(12)	(83)	(95)

Total interest income	(3,614)	(970)	(4,584)	(2,044)	(1,859)	(3,903)
Interest expense attributable to:
Deposits	(404)	(2,690)	(3,094)	(1,152)	(3,622)	(4,774)
Borrowings	(1,206)	240	(966)	(801)	(585)	(1,386)

Total Interest expense	(1,610)	(2,450)	(4,060)	(1,953)	(4,207)	(6,160)
Increase (decrease) in net interest income	$(2,004)	$1,480	$(524)	$(91)	$2,348	$2,257

(1)	Includes loans held for sale.

Yields Earned and Rates Paid

The following table sets forth the weighted-average yields earned on Camco’s interest-earning assets, the weighted-average interest rates paid on Camco’s interest-bearing liabilities and the interest rate spread between the weighted-average yields earned and rates paid by Camco at the dates indicated. This does not reflect the spread that may eventually be achieved in 2012 or beyond due to possible changes in weighted-average yields earned on interest-earning assets and paid on interest-bearing liabilities in the upcoming year.

	2011	2010
At December 31,
Weighted-average yield on:
Loan portfolio (1)	5.26%	5.62%
Investment Portfolio (2)	2.25	4.59
Total interest-earning assets	5.12	5.53
Weighted-average rate paid on:
Deposits	1.01	1.38
FHLB advances	3.63	3.17
Total interest-bearing liabilities	1.25	1.60
Interest rate spread	3.87%	3.93%

(1)	Excludes loans held for sale and the allowance for loan losses.
(2)	Includes earnings on FHLB stock and investment securities. Taxable equivalent yield used.

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

Camco is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Currently, the 2012 Consent Order prohibits the Bank from paying a dividend to Camco without prior approval of the FDIC and Division. Further, as a result of entering into the Written Agreement, and MOU with the FRB on March 4, 2009, we are prohibited from paying dividends to our stockholders without first obtaining the approval of the FRB. Camco currently has $5.0 million outstanding trust preferred securities with a maturity date of 2037. If needed, Camco’s agreement regarding these securities provides for a deferment of interest payment for up to 20 consecutive quarters without default. Based on notification received from the FRB on April 30, 2009, Camco was required to exercise this provision to defer interest payments and has deferred a total of eleven quarters as of December 31, 2011. See Note K to the Financial statements in Item 8 below. If the Corporation desires to raise funds in the future, it may consider engaging in further offerings of preferred securities, debentures or other borrowings as well as issuance of capital stock, but any such strategic decisions would require regulatory approval. Our ability to pay dividends to stockholders is dependent on our net earnings. A continued decline in earnings, increases in loan losses, or higher regulatory capital reserve requirements may continue to jeopardize our ability to pay dividends at historical levels.

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

Liquid assets consist of cash and interest-bearing deposits in other financial institutions, investments and mortgage-backed securities. Approximately $16.3 million, or 77.9%, of our investment portfolio is expected to mature, prepay or be called during 2012. These maturities could provide a significant source of liquidity. State and local political subdivision investments equaled $2.0 million at December 31, 2011, and $2.6 million at December 31, 2010. We may implement additional product strategies to lessen this restriction on our investment portfolio to increase our liquidity options.

Additional sources of liquidity include deposits, borrowings and principal and interest repayments on loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions, and competition and are difficult to predict.

Diversified and reliable sources of wholesale funds are utilized to augment core deposit funding. Borrowings may be used to compensate for reduction in other sources of funds or to support lending activities. The Bank utilizes certain loans and FHLB stock to provide collateral to support its borrowing needs. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions. One source of wholesale funding is brokered deposits. Consistent with its risk management policy and in response to the general tightening of credit and liquidity conditions in the financial markets at large, in the past, the Bank has utilized brokered deposits, however, at December 31, 2011, Camco did not have any such deposits, exclusive of CDARS deposits.

Approximately $202.6 million of the Corporation’s certificate of deposit portfolio is scheduled to mature during 2012. Depositors continue a preference toward short-term certificates or other issuances less than 18 months. This places additional liquidity pressure on the Corporation as competition for deposits is very strong in Ohio, Kentucky and West Virginia. A material loss of these short-term deposits could force us to seek funding through contingency sources, which may negatively impact earnings.

FHLB advances are another funding source. In the past, Camco has depended heavily on borrowings to fund balance sheet growth. While significant strategic and tactical focus is currently being placed on deposit growth, borrowings and additional borrowing capacity at the FHLB are vital sources of liquidity. We have approximately $96.7 million of additional borrowing capacity available as of December 31, 2011. However, our total borrowing capacity at the FHLB is dependent on the level of eligible collateral assets held by the Bank and the Bank’s credit rating with the FHLB. Our total borrowing capacity with the FHLB has decreased to $160.3 million at December 31, 2011, from $194.6 million at December 31, 2010. This capacity is based on the pledging of our one- to four- family, multi-family mortgage, commercial real estate and home equity lines of credit.

We plan to continue to monitor our funding sources, but recognize that our current credit risk profile may restrict these sources. Our Funds Management Group will monitor deposit rates in our markets to allow for competitive pricing to raise funds while also monitoring loan activity to provide for the liquidity needs of the Bank.

The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of December 31, 2011.

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$327	$394	$272	$30	$1,023
Advances from the Federal Home Loan Bank	10,000	27,238	20,218	6,148	63,604
Repurchase agreements	11,681	—	—	—	11,681
Certificates of deposit	202,593	107,706	34,946	—	345,245
Subordinated debentures(1)		—	—	5,000	5,000
Ohio Equity Funds for Affordable Housing	138	201	292	17	648
Deferred compensation	246	416	405	2,106	3,173
Amount of commitments per period Commitments to originate loans:
Revolving, open-end lines	40,423	—	—	—	40,423
1-4 family residential construction	2,383	—	—	—	2,383
Commercial real estate, other construction loan and land development loans	23,339	—	—	—	23,339
Commercial real estate, construction, and land development loans not secured by real estate	17,246	—	—	—	17,246
Other unused commitments	8,911	—	—	—	8,911
Stand-by letters of credit	344	—	—	—	344

Total contractual obligations	$317,635	$135,955	$56,133	$13,301	$523,024

(1)	The subordinated debentures are redeemable at par, at Camco’s option, commencing September 15, 2012. The debentures mature on September 15, 2037.

We anticipate that we will have sufficient funds available to meet our current loan commitments. Based upon historical deposit flow data, the Bank’s competitive pricing in its market and management’s experience, we believe that a significant portion of our “core” maturing certificates of deposit in 2012 will remain with the Bank, but recognize the significance of the risks discussed above.

Liquidity management is both a daily and long-term management process. In the event that we should require funds beyond our ability to generate them internally, additional funds are available through the use of FHLB advances, internet deposits, and through the sales of loans and/or securities.

Off-Balance Sheet Arrangements

We engage in off-balance sheet credit-related activities that could require us to make cash payments in the event that specified future events occur. The contractual amounts of these activities represent the maximum exposure to the Bank (as further described in financial statement footnote Note J - Commitments). However, certain off-balance sheet commitments are expected to expire or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. These off-balance sheet activities are necessary to meet the financing needs of the Bank’s customers.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Management’s Annual Report on Internal Control over Financial Reporting

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Camco Financial Corporation

We have audited the accompanying consolidated balance sheets of Camco Financial Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Camco Financial Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note K, the Corporation’s bank subsidiary is not in compliance with revised minimum regulatory capital requirements under a formal regulatory agreement with the banking regulators. Failure to comply with the regulatory agreement may result in additional regulatory enforcement actions.

/s/ Plante & Moran PLLC

March 28, 2012

Columbus, Ohio

CAMCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2011 and 2010

(In thousands, except share data)

	2011	2010
ASSETS
Cash and due from banks	$16,420	$13,143
Interest-bearing deposits in other financial institutions	21,954	15,971

Cash and cash equivalents	38,374	29,114
Securities available-for-sale, at market	17,845	30,768
Securities held-to-maturity, at cost	3,083	3,948
Loans held for sale - at lower of cost or market	8,090	2,208
Loans receivable - net	639,177	667,840
Office premises and equipment - net	8,645	9,928
Real estate acquired through foreclosure	10,888	10,096
Federal Home Loan Bank stock - at cost	9,888	29,888
Accrued interest receivable	2,945	3,521
Mortgage servicing rights - at lower of cost or market	3,263	3,841
Prepaid expenses and other assets	4,927	4,426
Cash surrender value of life insurance	19,893	19,388

Total assets	$767,018	$814,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$629,259	$651,816
Other borrowings	16,681	11,530
Advances from the Federal Home Loan Bank	63,604	92,934
Advances by borrowers for taxes and insurance	2,100	2,413
Accounts payable and accrued liabilities	9,769	10,170

Total liabilities	721,413	768,863
Commitments	—	—
Stockholders’ equity
Preferred stock - $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock - $1 par value; authorized 29,900,000 shares; 8,884,508 shares issued at December 31, 2011 and 2010	$8,885	$8,885
Additional paid-in capital	60,528	60,260
Retained earnings	350	136
Accumulated other comprehensive income	(13)	1,030
Unearned compensation	(31)	(94)
Treasury stock - 1,678,913 shares at December 31, 2011 and 2010, at cost	(24,114)	(24,114)

Total stockholders’ equity	45,605	46,103

Total liabilities and stockholders’ equity	$767,018	$814,966

CAMCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2011, 2010 and 2009

(In thousands, except per share data)

	2011	2010	2009
Interest and dividend income
Loans	$34,956	$37,602	$40,231
Investment securities	578	1,906	3,085
Other interest-bearing accounts	703	1,313	1,408

Total interest income	36,237	40,821	44,724
Interest expense
Deposits	7,481	10,575	15,349
Borrowings	2,893	3,859	5,245

Total interest expense	10,374	14,434	20,594

Net interest income	25,863	26,387	24,130
Provision for losses on loans	2,279	18,460	21,792

Net interest income after provision for losses on loans	23,584	7,927	2,338
Other income
Rent and other	933	702	970
Title fees	170	950	723
Loan servicing fees	1,195	1,269	1,264
Gain on sale of loans	506	1,882	1,271
Mortgage servicing rights – net	(578)	(593)	703
Service charges and other fees on deposits	2,110	2,276	2,277
Gain on sale of investment securities	1,267	—	—
Gain on sale of premises and equipment	15	1	127
Income on cash surrender value life insurance	880	877	926

Total other income	6,498	7,364	8,261
General, administrative and other expense
Employee compensation and benefits	12,337	12,935	12,453
Occupancy and equipment	2,940	3,003	3,247
Federal deposit insurance premiums and insurance	1,986	2,260	2,471
Data processing	1,111	1,127	1,190
Advertising	363	358	525
Franchise taxes	668	928	1,018
Postage, supplies and office expenses	984	1,129	1,394
Travel, training and insurance	253	260	315
Professional services	1,454	1,281	1,692
Transaction processing	756	740	895
Real estate owned and other expenses	4,896	3,077	2,316
Loan expenses	1,576	2,234	597

Total general, administrative and other expense	29,324	29,332	28,113
Earnings (Loss) before federal income taxes	758	(14,041)	(17,514)
Federal income taxes (benefit)	544	518	(6,297)

NET EARNINGS (LOSS)	$214	$(14,559)	$(11,217)

EARNINGS (LOSS) PER SHARE
Basic	$0.03	$(2.02)	$(1.56)

Diluted	$0.03	$(2.02)	$(1.56)

CAMCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Net earnings (loss)	$214	$(14,559)	$(11,217)
Other comprehensive income net of tax effects:
Unrealized holding gains (losses) on securities during the year, net of taxes of $(355), $(10) and $11 in 2011, 2010 and 2009, respectively	(688)	(19)	21
Reclassification adjustment for realized gains included in operations, net of taxes of $431, $0 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively	836	—	—

Comprehensive earnings (loss)	$362	$(14,578)	$(11,196)

CAMCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2011, 2010 and 2009

(In thousands, except per share data)

	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Unearned compensation	Treasury stock	Total stockholders’ equity

Balance at January 1, 2009	7,155,595	$8,835	$59,896	$26,055	$1,028	$—	$(24,114)	$71,700

Cash dividends declared - $0.02 per share	—	—	—	(143)	—	—	—	(143)
Stock Option Expense	—	—	153	—	—	—	—	153
Net loss for the year ended December 31, 2009	—	—	—	(11,217)	—	—	—	(11,217)
Restricted shares granted	50,000	50	75	—		(125)		—
Unrealized gains on securities designated as available for sale, net of related tax benefits	—	—	—	—	21	—	—	21

Balance at December 31, 2009	7,205,595	$8,885	$60,124	$14,695	$1,049	$(125)	$(24,114)	$60,514

Stock Option Expense	—	—	136	—	—	—	—	136
Net loss for the year ended December 31, 2010	—	—	—	(14,559)	—	—	—	(14,559)
Restricted shares expense	—	—	—	—	—	31	—	31
Unrealized (losses) of securities designated as available for sale, net of related tax benefits	—	—	—	—	(19)	—	—	(19)

Balance at December 31, 2010	7,205,595	$8,885	$60,260	$136	$1,030	$(94)	$(24,114)	$46,103

Stock Option Expense	—	—	268	—	—	—	—	268
Net earnings for the year ended December 31, 2011	—	—	—	214	—	—	—	214
Restricted shares expense	—	—	—	—	—	63	—	63
Unrealized (losses) of securities designated as available for sale, net of related tax benefits	—	—	—	—	(1,043)	—	—	(1,043)

Balance at December 31, 2011	7,205,595	$8,885	$60,528	$350	$(13)	$(31)	$(24,114)	$45,605

CAMCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss) for the year	$214	$(14,559)	$(11,217)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities – net	68	13	(20)
Amortization/capitalization of mortgage servicing rights – net	578	592	360
Depreciation and amortization	1,249	1,304	1,413
Stock option, restricted stock expenses	331	167	153
Deferred federal income taxes	537	817	(2,373)
Provision for losses on loans	2,279	18,460	21,792
Amortization of deferred loan origination fees	(281)	52	468
Loss and provision on real estate acquired through foreclosure	2,226	1,689	1,069
Gain on sale of premises and equipment, net	(15)	(1)	(127)
Gain on sale of investments	(1,267)	—	—
Net increase in cash surrender value of life insurance	(704)	(710)	(766)
Gain on sale of loans	(506)	(1,882)	(1,271)
Loans originated for sale in the secondary market	(73,631)	(90,430)	(106,771)
Proceeds from sale of mortgage loans in the secondary market	68,255	90,579	109,752
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	576	458	139
Prepaid expenses and other assets	(501)	4,041	3,315
Accounts payable and other liabilities	(401)	(928)	(5,731)

Net cash provided by (used in) operating activities	(993)	9,662	10,185
Cash flows provided by (used in) investing activities:
Proceeds from sale of investment securities designated as available for sale	27,205	—	—
Redemption of FHLB Stock	20,000	—	—
Purchase of securities designated as available for sale	(27,387)	—	(27,019)
Purchase of securities designated as held to maturity	—	(2,159)	—
Principal repayments and maturities of investment-securities held to maturity	860	318	11,333
Principal repayments and maturities of investment securities available for sale	12,729	25,146	56,432
Net (increase) decrease in loans	15,474	(33,321)	66,086
Purchase of premises and equipment	(1,032)	(374)	(476)
Proceeds from sale of office premises and equipment	1,081	13	189
Proceeds from sale of real estate acquired through foreclosure	8,173	3,866	4,025
Proceeds from surrender of life insurance	199	160	4,460

Net cash provided by (used in) investing activities	57,302	(6,351)	115,030

Net cash provided by operating and investing activities (balance carried forward)	56,309	$3,311	$125,215

The accompanying notes are an integral part of these statements.

CAMCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Net cash provided by operating and investing activities (balance brought forward)	$56,309	$3,311	$125,215
Cash flows provided by financing activities:
Net decrease in deposits	(22,557)	(8,086)	(64,054)
Proceeds from Federal Home Loan Bank advances	95,000	84,000	44,000
Repayment of Federal Home Loan Bank advances	(124,330)	(88,357)	(113,815)
Net change in repurchase agreements and other borrowings	5,151	(411)	(4,786)
Dividends paid on common stock	—	—	(143)
Net increase (decrease) in advances by borrowers for taxes and insurance	(313)	504	(549)

Net cash used in financing activities	(47,049)	(12,350)	(139,347)

Net increase (decrease) in cash and cash equivalents	9,260	(9,039)	(14,132)
Cash and cash equivalents at beginning of year	29,114	38,153	52,285

Cash and cash equivalents at end of year	$38,374	$29,114	$38,153

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on deposits and borrowings	$10,327	$14,457	$20,726

Cash paid for income taxes	$475	$—	$144

Recognition of mortgage-servicing rights	$681	$1,048	$1,171

Transfers from loans to real estate acquired through foreclosure	$11,191	$5,991	$9,631

The accompanying notes are an integral part of these statements.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE–A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Camco Financial Corporation (“Camco” or the “Corporation”) is a bank holding company whose business activities are limited primarily to holding the common stock of Advantage Bank (“Advantage” or the “Bank”). Advantage conducts a general banking business within Ohio, West Virginia and northern Kentucky which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. Advantage’s profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by Advantage can be significantly influenced by a number of factors, such as governmental monetary policy, that are outside of management’s control. On March 31, 2011, Camco liquidated its investment in Camco Title Agency. Camco Title provided title insurance, title services, and loan closing services primarily for Advantage. The balance sheet and results of operations of Camco Title are not material to the Corporation’s consolidated financial statements.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. When evaluating investment securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. In analyzing an issuer’s financial condition, the Corporation may consider whether the securities are issued by the federal government or its agencies, or U.S. Government sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

2. Investment Securities – continued

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. If a security is determined to be other-than-temporarily impaired, but the entity does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.

3. Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank (FHLB) of Cincinnati. Members are required to own a certain amount of stock based on their level of borrowings and other factors, and may invest in additional amounts. FHLB stock is classified as restricted stock and is recorded at redemption value which approximates fair value. The Corporation periodically evaluates the stock for impairment based on ultimate recovery of par value.

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

Loans held for sale are carried at the lower of cost (less principal payments received) or fair value (market value), calculated on an aggregate basis. At December 31, 2011 and 2010, loans held for sale were carried at cost.

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

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

9. Mortgage Servicing Rights

The Corporation accounts for mortgage servicing rights (“MSRs”) as separate assets. MSRs result from the origination of mortgage loans and the subsequent sale of those loans with servicing rights retained. At that time, an allocation of the cost of the loan is considered the MSR asset.

The Corporation assesses the rights for impairment quarterly. Impairment is measured based on fair value. The MSRs recorded by the Bank are segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate.

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

The Corporation recorded capitalization related to MSRs totaling approximately $681,000, $1.0 million and $1.2 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

The Corporation recorded amortization related to MSRs totaling approximately $1.3 million, $1.6 million and $360,000, for the years ended December 31, 2011, 2010 and 2009, respectively. The carrying value of the Corporation’s MSRs, which approximated their fair value, totaled approximately $3.3 million and $3.8 million at December 31, 2011 and 2010, respectively. Fair value was determined using discount rates ranging from 7.5% to 9.0% in 2011 and 2010, and prepayment speeds ranging from 6.0% to 25.5% in 2011 and from 6.0% to 33.6% in 2010.

At December 31, 2011 and 2010, the Bank was servicing residential mortgage loans of approximately $446.1 million and $485.6 million, respectively, which were sold to the Freddie Mac, Fannie Mae and other investors.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

A valuation allowance is recognized to reduce any deferred tax assets that, based upon available information, it is more-likely-than-not all, or any portion, of the deferred tax asset will not be realized. Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets. In most cases, the realization of deferred tax assets is dependent upon the Corporation generating a sufficient level of taxable income in future periods, which can be difficult to predict. In 2011 and 2010, the Corporation recorded a full valuation allowance against the net deferral tax asset.

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

NOTE–A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

11. Earnings (Loss) Per Share

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

For the years ended (in thousands, except per share information)	2011	2010	2009
BASIC:
Net earnings (loss)	$214	$(14,559)	$(11,217)
Weighted average common shares outstanding	7,206	7,206	7,202

Earnings (Loss) per share – Basic	$0.03	$(2.02)	$(1.56)

DILUTED:
Net earnings (loss)	$214	$(14,559)	$(11,217)
Weighted average common shares outstanding	7,206	7,206	7,202
Dilutive effect of stock options	0	0	0

Total common shares and dilutive potential common shares	7,206	7,206	7,202
Diluted earnings (loss) per share	$0.03	$(2.02)	$(1.56)

Options to purchase 587,342 shares of common stock were outstanding during 2011 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 463,642 and 260,833 shares of common stock at December 31, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share for those years because of the loss incurred.

12. Cash and Cash Equivalents

Cash and cash equivalents consist of cash and due from banks and interest-bearing deposits in other financial institutions with original maturities of three months or less.

13. Advertising

Advertising costs are expensed when incurred.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

14. New Accounting Pronouncements

FASB ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In April 2011, the FASB issued ASU 2011-02, which provides additional guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update were effective for the Corporation beginning in the quarter ended September 30, 2011 and were applied retrospectively to January 1, 2011. In addition, the modification disclosures described in ASU 2010-20, which were subsequently deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings, began in the quarter ended September 30, 2011.

FASB ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May 2011, the FASB issued ASU 2011-04, which represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The impact of adoption of this ASU is not expected to be material.

FASB ASU 2011-05, Presentation of Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, which provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income, along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This update should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12. This standard defers the requirement to present reclassification adjustments for each component of OCI in both net income and OCI on the face of the financial statements.

15. Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–B - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at December 31, 2011 and 2010 are as follows:

	2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available for sale:
U.S. Government sponsored enterprises	$16,289	$6	$3	$16,292
Corporate equity securities	106	—	54	52
Mortgage-backed securities	1,469	32	—	1,501

Total investment securities available for sale	$17,864	$38	$57	$17,845

Held to maturity:
Municipal bonds	$2,008	$—	$—	$2,008
Mortgage-backed securities	1,075	52	—	1,127

Total investment securities held to maturity	$3,083	$52	$—	$3,135

	2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available for sale:
U.S. Government sponsored enterprises	$2,010	$55	$—	$2,065
Corporate equity securities	157	—	59	98
Mortgage-backed securities	27,040	1,565	—	28,605

Total investment securities available for sale	$29,207	$1,620	$59	$30,768

Held to maturity:
Municipal bonds	$2,608	$32	$36	$2,604
Mortgage-backed securities	1,340	52	3	1,389

Total investment securities held to maturity	$3,948	$84	$39	$3,993

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–B - INVESTMENT SECURITIES (continued).

The amortized cost and estimated fair value of investment securities at December 31, 2011 by contractual term to maturity are shown below.

	Available for Sale		Held to Maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(In thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	16,289	16,292	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	2,008	2,008

Subtotal	16,289	16,292	2,008	2,008

Mortgage-backed securities	1,469	1,501	1,075	1,127

Corporate equity securities	106	52	—	—

Total	$17,864	$17,845	$3,083	$3,135

Proceeds from sales of investment securities during the year ended December 31, 2011, totaled $27.2 million, resulting in gross realized gains of $1.3 million. There were no sales of investment securities in 2010 or 2009.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–B - INVESTMENT SECURITIES (continued).

At December 31, 2011 and 2010, there were $7.0 million and $2.1 million securities in an unrealized loss position less than twelve months and $0 and $11,000 of securities in an unrealized loss position more than twelve months, respectively. The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010.

	2011
	Less than 12 months			More than 12 months
(In thousands)	Fair value	Unrealized losses	No. of Securities	Fair value	Unrealized losses	No. of Securities
Available for sale:
Corporate equity securities	$—	$—	—	$52	$54	2
U.S. Government sponsored enterprises	6,994	3	3	—	—	—

Total	$6,994	$3	3	$52	$54	2

	2010
	Less than 12 months			More than 12 months
(In thousands)	Fair value	Unrealized losses	No. of Securities	Fair value	Unrealized losses	No. of Securities
Available for sale:
Corporate equity securities	$—	$—	—	$98	$59	2
Held to maturity:
Municipal bonds	2,112	36	1	—	—	—
Mortgage-backed securities	—	—	—	11	3	2

Total	$2,112	$36	1	$109	$62	4

Management has the intent and ability to hold these securities for the foreseeable future and the decline in the fair value is primarily due to an increase in market interest rates. The fair values are expected to recover as securities approach maturity dates.

At December 31, 2011 and 2010, approximately $13.7 million and $13.9 million, respectively, of investment securities were pledged in accordance with federal and state requirements to secure deposits and repurchase agreements.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–C - ALLOWANCE FOR LOAN LOSSES

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

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Change in the allowance for loan losses is summarized as follows:

(in thousands)	Construction	Consumer	Multi- Family	Land, Farm & Ag Loans	Residential	Commercial & Non- Residential	C&I	Total
Allowance for credit losses:
Beginning balance December 31, 2010	$166	$246	$2,860	$849	$8,050	$3,638	$1,061	$16,870
Charge-offs	—	(62)	(388)	(107)	(3,370)	(1,938)	(48)	(5,913)
Recoveries	—	32	158	242	554	211	99	1,296
Provision	(131)	(136)	(146)	(430)	3,043	654	(575)	2,279

Ending balance December 31, 2011	$35	$80	$2,484	$554	$8,277	$2,565	$537	$14,532

Ending balance
Individually evaluated for impairment	$3	$41	$426	$208	$720	$335	$27	$1,760
Collectively evaluated for impairment	$32	$39	$2,058	$346	$7,557	$2,230	$510	$12,772
Portfolio balances:
Collectively evaluated for impairment	$23,857	$3,402	$83,246	$16,619	$307,057	$156,457	$38,355	$628,993

Individually evaluated for impairment
With no related allowance	—	—	51	—	1,945	695	112	2,803
With related allowance	19	128	4,633	1,203	8,922	6,612	396	21,913

Ending balance December 31, 2011	$23,876	$3,530	$87,930	$17,822	$317,924	$163,764	$38,863	$653,709

(in thousands)	Construction	Consumer	Multi- Family	Land, Farm & Ag Loans	Residential	Commercial & Non- Residential	C&I	Total
Allowance for credit losses:
Beginning balance December 31, 2009	$338	$98	$731	$628	$10,519	$3,148	$637	$16,099
Charge-offs	(482)	(28)	(1,535)	(2,283)	(7,530)	(3,688)	(3,399)	(18,945)
Recoveries	39	9	103	247	490	157	211	1,256
Provision	271	167	3,561	2,257	4,571	4,021	3,612	18,460

Ending balance December 31, 2010	$166	$246	$2,860	$849	$8,050	$3,638	$1,061	$16,870

Ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$256	$1,171	$170	$1,597
Collectively evaluated for impairment	$166	$246	$2,860	$849	$7,794	$2,467	$891	$15,273
Portfolio balances:
Collectively evaluated for impairment	$26,225	$3,826	$71,162	$10,820	$369,226	$155,326	$27,607	$664,192

Individually evaluated for impairment
With no related allowance	—	—	3,180	1,549	3,122	4,122	706	12,679
With related allowance	—	—	—	—	2,706	4,503	630	7,839

Ending balance December 31, 2010	$26,225	$3,826	$74,342	$12,369	$375,054	$163,951	$28,943	$684,710

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Activity in the allowance for loan losses is summarized as follows for the December 31, 2009 period:

(in thousands)	2009
Balance at beginning of year	$15,747
Provision for losses on loans	21,792
Charge-offs of loans	(22,546)
Recoveries	1,106

Balance at end of year	$16,099

Non-performing and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-performingstatus when, the loan is three payments past due as well as when required by regulatory provisions. Loans may be placed on non-performing status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is recognized when the loan is returned to accrual status and all the principal and interest amounts contractually due are brought current for a minimum of six months, or future payments are reasonably assured.

Nonperforming loans, segregated by class of loans at December 31, as follows:

(in thousands)	2011	2010
Construction	$19	$1,791
Land, Farmland, Agriculture	367	—
Residential / prime	4,823	6,776
Residential / subprime	17,454	14,722
Commercial / Non-residential	1,879	7,717
Consumer	113	39
Commercial and industrial	212	706
Multi Family	51	2,028

Total	$24,918	$33,779

Interest income that would have been recognized had such nonperforming loans performed pursuant to contractual terms totaled approximately $2.6 million, $2.2 million and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

An age analysis of past due loans, segregated by class of loans, as of December 31, 2011 were as follows:

(in thousands)	Loans 30- 59 Days Past Due	Loans 60 - 89 or More Days Past Due	Loans 90+ Days Past Due	Total Past Due	Current	Total Loans	Accruing Loans 90 Days Past Due
Construction	$—	$—	$—	$—	$23,876	$23,876	$—
Land, Farmland, Ag Loans	103	—	136	239	17,583	17,822	—
Residential / prime	638	269	4,139	5,046	235,502	240,548	—
Residential / subprime	5,380	1,818	9,499	16,697	60,679	77,376	—
Commercial	462	527	638	1,627	162,137	163,764	—
Consumer	54	76	18	148	3,382	3,530	—
Commercial and industrial	45	—	114	159	38,704	38,863	—
Multi Family	—	—	51	51	87,879	87,930	—

Total	$6,682	$2,690	$14,595	$23,967	$629,742	$653,709	$—

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 were as follows:

(in thousands)	Loans 30- 59 Days Past Due	Loans 60 - 89 or More Days Past Due	Loans 90+ Days Past Due	Total Past Due	Current	Total Loans	Accruing Loans 90 Days Past Due
Construction	$75	$—	$1,057	$1,132	$25,093	$26,225	$—
Land, Farmland, Ag Loans	—	—	—	—	12,369	12,369	—
Residential / prime	624	343	5,366	6,333	279,864	286,197	—
Residential / subprime	5,077	1,451	11,119	17,647	71,210	88,857	—
Commercial	—	2,766	3,301	6,067	157,884	163,951	—
Consumer	36	3	18	57	3,769	3,826	—
Commercial and industrial	85	—	706	791	28,152	28,943	—
Multi Family	85	—	1,685	1,770	72,572	74,342	—

Total	$5,982	$4,563	$23,252	$33,797	$650,913	$684,710	$—

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

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

•

The Asset Classification Committee oversees the management of all impaired loans and any subsequent loss provision or charge-off that is considered. When a loan is deemed impaired, the valuation is obtained to determine any existing loss that may be present as of the valuation date. Policy dictates that any differences from fair market value, less costs to sell, are to be recognized as loss during the current period (loan loss provision or charge-off). Any deviations from this policy will be identified by amount and contributing reasons for the policy departure during our quarterly reporting process.

•

Camco’s policies dictate that an impaired loan subject to partial charge-off will remain in a nonperforming status until it is brought current. Typically, this occurs when a loan is paid current and completes a period on on-time payments that demonstrate that the loan can perform. Camco monitors through various system reports any loan whose terms have been modified. These reports identify troubled debt restructures, modification, and renewals.

•	When circumstances do not allow for updated collateral or Camco determines that an appraisal is not needed, the underlying collateral’s fair market value is estimated in the following ways:

•	Camco personnel property inspections combined with original appraisal review

•	County Auditor values

•	Broker price opinions

•	Various on-line fair market value estimations programs (i.e. Freddie Mac, Fannie Mae, etc).

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Year-end impaired loans are set forth in the following table:

2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$—	$—	$—	$—	$—
Land, Farmland, Ag Loans	—	—	—	—	—
Residential	1,945	3,579	—	2,273	7
Commercial	695	2,015	—	703	27
Consumer	—	—	—	—	—
Commercial and industrial	112	151	—	113	2
Multi Family	51	971	—	52	—

Total	$2,803	$6,716	$—	$3,141	$36

With a related specific allowance recorded:
Construction	$19	$—	$3	$—	$1
Land, Farmland, Ag Loans	1,203	1,216	208	1,276	74
Residential	8,922	9,033	720	8,233	456
Commercial	6,612	6,612	335	4,404	358
Consumer	128	100	41	25	—
Commercial and industrial	396	396	27	304	26
Multi Family	4,633	4,633	426	4,674	259

Total	$21,913	$21,990	$1,760	$18,916	$1,174

The Bank’s impaired loan information for previous years is as follows:

2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$1,549	$5,558	$—	$3,389	$—
Land, Farmland, Ag Loans	—	—	—	—	—
Residential	3,122	4,854	—	3,866	19
Commercial	4,122	8,239	—	5,765	6
Consumer	—	—	—	—	—
Commercial and industrial	706	1,208	—	1,035	11
Multi Family	3,180	5,166	—	3,786	3

Total	$12,679	$25,025	$—	$17,841	$39

With a related specific allowance recorded:
Construction	$—	$—	$—	$—	$—
Land, Farmland, Ag Loans	—	—	—	—	—
Residential	2,706	3,306	256	3,078	—
Commercial	4,503	4,521	1,171	4,589	131
Consumer	—	—	—	—	—
Commercial and industrial	630	630	170	383	—
Multi Family	—	—	—	—	—

Total	$7,839	$8,457	$1,597	$8,050	$131

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2009
At December 31:
(In thousands)
Impaired loans with related allowance	$7,509
Impaired loans with no related allowance	18,473

Total impaired loans	$25,982

Allowance on impaired loans	$4,399

2009
(In thousands)
For the year ended December 31:
Average balance of impaired loans	$40,544
Cash basis interest income recognized on impaired loans	$1,044

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

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

An asset, or portion thereof, classified loss is considered uncollectible and of such little value that its continuance on the books is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value; rather, it is not practical or desirable to defer writing off an essentially worthless asset (or portion thereof), even though partial recovery may occur in the future.

Loans and leases not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans and leases. Based on the most recent analysis performed, the risk category of loans and leases is as follows:

(Dollars in Thousands)

December 31, 2011	Pass	Watch	Special Mention	Substandard	Total(1)
Construction	$16,263	$7,594	$—	$19	$23,876
Land, Farmland, Ag Loans	15,894	173	292	1,463	17,822
Commercial	129,446	17,112	4,959	12,247	163,764
Commercial and industrial	33,064	5,154	336	309	38,863
Multi Family	57,353	24,470	4,138	1,969	87,930

Total	$252,020	$54,503	$9,725	$16,007	$332,255

(Dollars in Thousands)

December 31, 2010	Pass	Watch	Special Mention	Substandard	Total(1)
Construction	$12,438	$10,514	$329	$2,944	$26,225
Land, Farmland, Ag Loans	11,737	632	—	—	12,369
Commercial	124,478	11,982	6,158	21,333	163,951
Commercial and industrial	22,488	4,416	165	1,874	28,943
Multi Family	66,074	1,861	3,227	3,180	74,342

Total	$237,215	$29,405	$9,879	$29,331	$305,830

Homogeneous loans are monitored at 60+ days delinquent. See page 65 segregated by class of loans related to residential and consumer.

(1)	There are no doubtful loans as of December 31, 2011 or 2010.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following presents, by class, information related to loans modified in a TDR during the year ended December 31, 2011.

	Loans Modified as a TDR for the Year Ended December 31, 2011
Troubled Debt Restructurings (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end)(1)
Land, Farmland, Ag loans	2	$1,203
Residential - prime	11	572
Residential - subprime	24	1,944
Commercial	6	1,472
Consumer Other	2	70
Commercial and Industrial	3	196
Multi-family	1	1,266
Total	49	$6,723

(1)	The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following presents, by class, loans modified in a TDR during 2011 that subsequently defaulted (i.e., 60 days or more past due following a modification) during the year ended December 31, 2011.

	Loans Modified as a TDR Within the Previous Twelve Months That Subsequently Defaulted During the Year Ended December 31, 2011
(dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) (1)
Residential - subprime	2	$91
Consumer	1	254
Commercial and Industrial	1	68
Total	4	$413

(1)	The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

NOTE–D - RELATED PARTY LOANS

The Bank, in the ordinary course of business, has granted loans to certain of its directors, executive officers, and their related interests. Such loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. The aggregate dollar amount of these loans totaled approximately $640,000 and $663,000 at December 31, 2011 and 2010, respectively. During 2011, no related party loans were made and repayments totaled $23,000.

NOTE–E - OFFICE PREMISES AND EQUIPMENT

Office premises and equipment at December 31, is summarized as follows:

	2011	2010
	(In thousands)
Land	$1,948	$2,120
Buildings and improvements	11,656	13,107
Furniture, fixtures and equipment	8,839	8,796

	22,443	24,023
Less accumulated depreciation and amortization	13,798	14,095

	$8,645	$9,928

Depreciation expense amounted to $1.2 million, $1.2 million, and $1.3 million for years ended December 31, 2011, 2010 and 2009.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–F - DEPOSITS

Deposit balances by type at December 31, 2011 and 2010, are summarized as follows:

(Dollars in thousands)	Amount	Amount
	2011	2010
Noninterest-bearing checking accounts	$62,881	$46,597
NOW accounts	64,213	65,679
Money market demand accounts	114,503	96,294
Passbook and statement savings accounts	42,417	38,665
Certificates of deposit	345,245	404,581

Total deposits	$629,259	$651,816

At December 31, 2011 and 2010, the Corporation had certificate of deposit accounts with balances of $100,000 and above totaling $94.1 million and $114.3 million, respectively.

The contractual maturities of outstanding certificates of deposit are summarized as follows at December 31, 2011:

Year ending December 31:	(In thousands)
2012	$202,593
2013	49,102
2014	58,604
2015	24,219
2016	10,727

Total certificate of deposit accounts	$345,245

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

The following table summarizes the types of advances from the Federal Home Loan Bank of Cincinnati (FHLB) at December 31:

2011

	Weighted- Average Rate	Weighted- Average Maturity (years)	Balance (in thousands)
Fixed-rate, balloon	3.25%	3.42	$218
Fixed-rate, interest only	2.48	1.36	17,000
Fixed-rate, amortizing	6.06	6.32	1,386
Fixed-rate, interest only, convertible	3.70	3.14	25,000
Fixed-rate, interest only, putable	4.34	2.24	20,000

Total	3.63%	2.45	$63,604

2010

	Weighted- Average Rate	Weighted- Average Maturity (years)	Balance (in thousands)
Fixed-rate, balloon	3.25%	4.50	$226
Fixed-rate, interest only	2.09	1.75	43,000
Fixed-rate, amortizing	6.04	7.17	1,708
Fixed-rate, interest only, convertible	3.84	3.79	28,000
Fixed-rate, interest only, putable	4.34	3.32	20,000

Total	3.17%	2.81	$92,934

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

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–G - ADVANCES FROM THE FEDERAL HOME LOAN BANK AND OTHER BORROWINGS (continued).

Advances from the FHLB, collateralized at December 31, 2011, by a blanket agreement using the Bank’s one- to four- family and multi-family mortgage, commercial real estate and home equity lines of credit portfolios and the Bank’s investment in FHLB stock, are as follows:

Maturing year Ending December 31,	Interest rate range	(Dollars in thousands)

2012	4.45%-4.70%	$10,000
2013	1.80%-6.05%	22,073
2014	4.26%-6.10%	5,165
2015	3.25%-4.05%	20,218
2016	-	—
Thereafter	3.95%-7.00%	6,148

		$63,604

NOTE–H - OTHER BORROWINGS

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

Camco and Camco Statutory Trust I are permitted to defer interest and dividend payments, for up to five consecutive years without resulting in a default. These dividends have been deferred since April, 2009.

Obligations for securities sold under agreements to repurchase were $11.7 million and $6.5 million for December 31, 2011 and 2010, respectively. They were collateralized at December 31, 2011 and 2010, by investment securities with an amortized cost including accrued interest of approximately $11.6 million and $8.7 million and a market value of approximately $13.7 million and $9.1 million, respectively. The maximum balance of repurchase agreements outstanding at any month-end during the years ended December 31, 2011 and 2010, was $11.7 million and $9.1 million, respectively, and the average month-end balance outstanding for 2011 and 2010 was approximately $7.9 million and $6.8 million, respectively.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–I - FEDERAL INCOME TAXES

The provision for income taxes consists of the following:

(Dollars in thousands)	Year Ended December 31,
	2011	2010	2009
Income Taxes:
Federal current expense (benefit)	$7	$(299)	$(3,924)
Federal deferred expense (benefit)	(292)	(5,038)	(2,373)
Valuation allowance	829	5,855	—

Total Income Tax (Benefit)	$544	$518	$(6,297)

A reconciliation of the rate of taxes which are payable at the federal statutory rate are summarized as follows:

(Dollars in thousands)	2011	2010	2009
Federal income taxes computed at the expected statutory rate	$257	$(4,774)	$(5,955)
Increase (decrease) in taxes resulting from:
Nontaxable dividend and interest income	(37)	(21)	(10)
Increase in cash surrender value of life insurance – net	(249)	(209)	(258)
Valuation allowance for deferred tax assets	829	5,855	—
Surrender of bank owned life insurance & penalty	72	70	452
Other	(328)	(403)	(526)

Federal income tax provision per consolidated financial statements	$544	$518	$(6,297)

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–I - FEDERAL INCOME TAXES (continued).

The components of the Corporation’s net deferred tax liability at December 31 are as follows:

Taxes (payable) refundable on temporary

differences at statutory rate:

	2011	2010
	(In thousands)
Deferred tax assets:
General loan loss allowance	$4,941	$5,736
Deferred loan fees	301	316
Deferred compensation	1,059	1,097
Other assets	533	877
Non-accrual interest	201	350
Unrealized loss on securities designated as available for sale	7	—
Tax credits and low income housing credits	1,739	1,342
NOL carryforward	2,443	4,506

Total deferred tax assets	11,224	14,224
Deferred tax liabilities:
FHLB stock dividends	$(1,660)	$(5,017)
Mortgage servicing rights	(1,109)	(1,306)
Book versus tax depreciation	(887)	(771)
Original issue discount	(755)	(583)
Unrealized gains on securities designated as available for sale	—	(530)
Purchase price adjustments	(129)	(162)

Total deferred tax liabilities	(4,540)	(8,369)
Valuation Allowance	$(6,684)	$(5,855)

Net deferred tax asset (liability)	$—	$—

Camco is currently in process of an Internal Revenue Service audit for tax year 2009. The Corporation does not expect any changes to its tax positions as a result of the audit.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–I - FEDERAL INCOME TAXES (continued).

At December 31, 2011, the Corporation has a $7.2 million net operating loss carry forward available to reduce future income taxes through 2030. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax assets and liabilities (including the impact of carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based upon the Corporation’s cumulative three year loss position and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is likely that the Corporation will be able to realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period change.

For years prior to 1996, the Bank was allowed a special bad debt deduction generally limited to 8% of otherwise taxable income, subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than for bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The bad debt deduction had accumulated to approximately $12.1 million as of December 31, 2011. The amount of the unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $4.1 million at December 31, 2011.

NOTE–J - COMMITMENTS

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

The following table summarizes the Bank’s outstanding commitments to originate adjustable and fixed-rate loans at December 31:

(in thousands)	Fixed Rate Loans	Adjustable Rate Loans	Unused lines of Credit – HELOC & Other	Standby letters of credit
2011	$2,659	$49,220	$40,423	$344
2010	$2,734	$42,521	$46,028	$397

Management believes that all loan commitments are able to be funded through cash flow from operations and existing liquidity related investments available for sale that are not used for collateralization and borrowing capacity. Fees received in connection with these commitments have not been recognized in earnings.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–J - COMMITMENTS (continued).

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

The Corporation has entered into lease agreements for office premises and equipment under operating leases which expire at various dates through the year ended December 31, 2017. The following table summarizes minimum payments due under lease agreements by year:

Year ending December 31,	(In thousands)
2012	$327
2013	222
2014	172
2015	155
2016	117
2017	30

$1,023

Rental expense under operating leases totaled approximately $377,000, $400,000 and $395,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE–K - REGULATORY MATTERS AND REGULATORY CAPITAL

Camco is subject to the regulatory capital requirements of the Federal Reserve Board (the “FRB”) and Advantage is subject to the requirements of the Federal Deposit Insurance Corporation (the “FDIC”). Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

NOTE–K - REGULATORY MATTERS AND REGULATORY CAPITAL (continued).

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

Advantage entered into a consent agreement with the FDIC and the Division that provided for the issuance of an order by the FDIC and the Division, which order was executed by the FDIC and Division on February 9, 2012 (the “2012 Consent Order”). The Consent Order requires Advantage to, among other things, (i) increase its Tier 1 risk based capital to 9% by March 31, 2012; and (ii) seek regulatory approval prior to declaring or paying any cash dividend. Therefore, Advantage must maintain 9% Tier 1 Capital to be deemed “adequately capitalized”. As a result of the 2012 Consent Order, Advantage remains disqualified as a public depository under Ohio law and will incur higher premiums for FDIC insurance of its accounts. Currently, Advantage is not in compliance with the Tier 1 capital requirement of the 2012 Consent Order.

The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at December 31, 2011:

	Actual		For capital adequacy purposes			To be “well- capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$57,968	9.54%	>$	48,605	>8.0%	>$	60,757	10.0%
Advantage Bank(1)	$55,513	9.14%	>$	48,577	>8.0%	>$	60,721	10.0%
Tier I capital to risk-weighted assets:
Camco Financial Corporation	$50,292	8.28%	>$	24,303	>4.0%	>$	36,454	6.0%
Advantage Bank(1)	$47,837	7.88%	>$	24,289	>4.0%	>$	36,432	6.0%
Tier I leverage to average assets:
Camco Financial Corporation	$50,292	6.59%	>$	30,514	>4.0%	>$	38,143	5.0%
Advantage Bank(1)	$47,837	6.29%	>$	30,445	>4.0%	>$	38,056	5.0%

(1)	Due to the 2012 Consent Order Advantage cannot be considered well capitalized until such order is lifted by the FDIC and the Ohio Division.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–K - REGULATORY MATTERS AND REGULATORY CAPITAL (continued).

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

A material failure to comply with the provisions of any of the Corporation’s agreements could result in additional enforcement actions by the FDIC, the Ohio Division or the Federal Reserve.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–K - REGULATORY MATTERS AND REGULATORY CAPITAL (continued).

Advantage’s Tier 1 capital does not meet the requirements set forth in the 2012 Consent Order. As a result, the Corporation will need to increase capital levels. The Corporation has engaged an investment banking firm and is in the process of developing a capital plan that may include balance sheet reduction, the sale of branches, issuing common stock, preferred stock, debt or some combination of those issuances, or other financing alternatives that will be treated as capital. Although, the Corporation anticipates raising additional capital, the Board of Directors has not yet determined the type, timing, amount, or terms of possible securities to be issued in the offering, and there are no assurances that an offering will be completed or that the Corporation will succeed in this endeavor. In addition, a transaction, which would likely involve equity financing would result in substantial dilution to current stockholders and could adversely affect the price of the Corporation’s common stock.

The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at December 31, 2010:

	Actual		For capital adequacy purposes			To be “well- capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$57,849	8.96%	>$	51,635	>8.0%	>$	64,544	10.0%
Advantage Bank(1)	$54,593	8.48%	>$	51,525	>8.0%	>$	64,406	10.0%
Tier I capital to risk-weighted assets:
Camco Financial Corporation	$49,689	7.70%	>$	25,818	>4.0%	>$	38,726	6.0%
Advantage Bank(1)	$46,433	7.21%	>$	25,762	>4.0%	>$	38,643	6.0%
Tier I leverage to average assets:
Camco Financial Corporation	$49,689	5.98%	>$	33,241	>4.0%	>$	41,551	5.0%
Advantage Bank(1)	$46,433	5.61%	>$	33,103	>4.0%	>$	41,378	5.0%

(1)	Due to the 2009 Cease and Desist Order Advantage cannot be considered well capitalized until such order is lifted by the FDIC and the Ohio Division.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–L - FAIR VALUE

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

Investment Securities: Fair values for investment securities are generally based on quoted market prices and dealer quotes. Additional detail as to the determination of fair value of investment securities is provided below.

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

NOTE–L - FAIR VALUE (continued).

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

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At December 31, 2011 and 2010, the fair value of loan commitments was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

	December 31,
	2011		2010
	Carrying value	Fair value	Carrying value	Fair value
	(In thousands)
Financial assets
Cash and cash equivalents	$38,374	$38,374	$29,114	$29,114
Investment securities available for sale	17,845	17,845	30,768	30,768
Investment securities held to maturity	3,083	3,135	3,948	3,993
Loans held for sale	8,090	8,250	2,208	2,254
Loans receivable	639,177	639,477	667,840	643,646
Federal Home Loan Bank stock	9,888	9,888	29,888	29,888
Accrued interest receivable	2,945	2,945	3,521	3,521
Financial liabilities
Deposits	$629,259	$623,145	$651,816	$642,893
Advances from the Federal Home Loan Bank	63,604	67,951	92,934	97,711
Repurchase agreements	11,681	11,681	6,530	6,530
Subordinated debentures	5,000	4,928	5,000	4,839
Advances by borrowers for taxes and insurance	2,100	2,100	2,413	2,413
Accrued interest payable	1,693	1,693	1,646	1,646

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–L - FAIR VALUE (continued).

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

Fair value measurements of U.S. Government agencies and mortgage backed securities use pricing models that vary and may consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Fair value of debt securities such as obligations of state and political may be determined by matrix pricing. Matrix pricing is a mathematical technique that is used to value debt securities without relying exclusively on quoted prices for specific securities, but rather by relying on the securities relationship to other benchmark quoted prices.

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

Corporate equity securities classified as available-for sale was $98,000 and listed as level 2 at December 31, 2010. A transfer of $52,000 from level 2 to level 3 is shown below in relation to absence of an active market for such securities. All other corporate equity securities were sold in 2011 for liquidity purposes.

The following table presents financial assets and liabilities measured on a recurring basis for balances at December 31, 2011 and 2010:

	Balance at	Fair Value Measurements at Reporting Date Using
(in thousands)	December 31,	Level 1	Level 2	Level 3
2011
Securities available for sale
U.S. government sponsored enterprises	$16,292	$—	$16,292	$—
Corporate equity securities	52	—	—	52
Mortgage-backed securities	1,501	—	1,501	—
2010
Securities available for sale
U.S. government sponsored enterprises	$2,065	$—	$2,065	$—
Corporate equity securities	98	—	98	—
Mortgage-backed securities	28,605	—	28,605	—

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–L - FAIR VALUE (continued).

The following table presents financial assets and liabilities measured on a non-recurring basis:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Balance at, December 31,	Level 1	Level 2	Level 3
2011
Impaired loans	$22,956	—	—	$22,956
Real estate acquired through foreclosure	10,888	—	—	10,888
2010
Impaired loans	$23,773	—	—	$23,773
Real estate acquired through foreclosure	10,096	—	—	10,096

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

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–M - BENEFIT PLANS

The Corporation has a non-contributory retirement plan which provides benefits to certain key officers. The Corporation’s future obligations under the plan have been provided for via the purchase of single premium key man life insurance of which the Corporation is the beneficiary. The Corporation recorded expense related to the plan totaling approximately $138,000, $172,000 and $62,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

The Corporation also has a 401(k) Salary Savings Plan covering substantially all employees. Contributions by the employees are voluntary and are subject to matching contributions by the employer under a fixed percentage, which may be increased at the discretion of the Board of Directors. Total expense under this plan was $286,000, $304,000 and $267,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Option Plans

The Corporation follows a fair-value based method for valuing stock-based compensation that measures compensation cost at the grant date based on the fair value of the award.

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted in 2011, 2010 and 2009:

	2011	2010	2009
Fair value, calculated	$1.49	$1.65	$1.43
Exercise Price	$2.14	$2.51	$2.46
Risk-free interest rate	3.58%	3.61%	2.66%
Expected stock price volatility	57.30%	51.62%	61.00%
Expected dividend yield	—	—	1.63%
Expected Life	10 years	10 years	10 years

The following information applies to options outstanding at December 31, 2011:

	Options outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.90 - $2.51	472,328	8.3	$2.38	206,319	$2.44
$8.92	19,260	6.0	8.92	15,394	8.92
$11.36 - $14.16	45,879	4.3	13.70	45,879	13.70
$16.13 - $17.17	49,875	2.3	16.44	49,875	16.44

	587,342	7.4	$4.68	317,467	$6.58

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–M - BENEFIT PLANS (continued)

Stock Option Plans (continued)

A summary of unvested options as of, and changes during the year ended, December 31, 2011, were as follows:

Number
Unvested options:
Beginning of period	206,605
Granted	161,538
Forfeited	(7,133)
Vested during the period	(91,135)

Unvested options at December 31	269,875

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009, was $0 as no options were exercised in the respective years.

As of December 31, 2011, there was $300,000 of total unrecognized compensation cost related to non-vested stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.

A summary of the status of the Corporation’s stock option plans as of December 31, 2011, and changes during the year then ended is presented below:

	Shares	Weighted average exercise price
Outstanding at beginning of year	463,642	$5.84
Granted	161,538	2.14
Exercised	—	—
Forfeited	(29,338)	7.03
Expired	(8,500)	11.93
Outstanding at end of year	587,342	$4.68

Options exercisable at year-end	317,467	$6.58

Weighted-average fair value of options granted during the year		$1.49

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–N - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION

The following condensed financial statements summarize the financial position of the Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years ended December 31, 2011, 2010 and 2009:

CAMCO FINANCIAL CORPORATION

STATEMENTS OF FINANCIAL CONDITION

December 31,

(In thousands)

	2011	2010
ASSETS
Cash in Advantage	$946	$3,882
Interest-bearing deposits in other financial institutions	—	262
Investment securities designated as available for sale	52	98
Investment in Advantage	48,186	47,886
Investment in Camco Title	—	1,095
Office premises and equipment – net	1	1,048
Cash surrender value of life insurance	1,669	1,285
Other assets	72	694

Total assets	$51,826	$56,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other accrued liabilities	$1,221	$1,301
Borrowings	5,000	5,000
Payable to Advantage	—	3,846

Total liabilities	6,221	10,147
Stockholders’ equity	45,605	46,103

Total liabilities and stockholders’ equity	$51,826	$56,250

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–N - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION (continued).

CAMCO FINANCIAL CORPORATION

STATEMENTS OF OPERATIONS

Year ended December 31,

(In thousands)

	2011	2010	2009
Income
Interest and other income	$87	$57	$61
Equity in undistributed earnings (loss) of Advantage	1,346	(12,963)	(10,555)
Excess distribution from Camco Title	26	237	225

Total earnings (loss)	1,459	(12,669)	(10,269)
Interest expense	343	343	343
General, administrative and other expense	897	907	1,073

Earnings (loss) before federal income tax credits	219	(13,919)	(11,685)
Federal income tax expense (credits)	5	640	(468)

Net earnings (loss)	$214	$(14,559)	$(11,217)

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–N - CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION (continued).

CAMCO FINANCIAL CORPORATION

STATEMENTS OF CASH FLOWS

Year ended December 31,

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net earnings (loss) for the year	$214	$(14,559)	$(11,217)
Adjustments to reconcile net earnings (loss) to net cash flows provided by operating activities:
Equity in undistributed (earnings) loss of Advantage	(1,346)	12,963	10,555
Equity in undistributed earnings of Camco Title	—	(237)	(225)
Depreciation and amortization	61	98	14
Gain on sale of assets	(10)	—	—
Loss on sale of investments	9	—	—
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	53	30	1
Accounts payable and other liabilities	352	211	283
Liquidation of Camco Title	567	—	—
Accrued federal income taxes	(4,278)	4,482	(128)
Deferred federal income taxes	—	3	(2)

Net cash provided by (used in) operating activities	(4,378)	2,991	(719)
Cash flows from investing activities:
Net increase in cash surrender value of life insurance	(55)	(38)	(38)
Proceeds from sale of office premises	997	—	—
Additions to office premises and equipment	(2)	—	—
Proceeds from sale of investments	41
Proceeds from redemption of life insurance	199	—	—
(Increase) decrease in interest-bearing deposits in other financial institutions	262	133	(182)

Net cash provided by (used in) investing activities	1,442	95	(220)
Cash flows from financing activities:
Dividends paid	—	—	(143)

Net cash used in financing activities	—	—	(143)

Net increase (decrease) in cash and cash equivalents	(2,936)	3,086	(1,082)
Cash at beginning of year	3,882	796	1,878

Cash at end of year	$946	$3,882	$796

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–O - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables summarize the Corporation’s quarterly results for the years ended December 31, 2011 and 2010.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
2011:
Total interest income	$8,669	$8,886	$9,080	$9,602
Total interest expense	2,318	2,420	2,644	2,992

Net interest income	6,351	6,466	6,436	6,610
Provision for losses on loans	(759)	228	1,797	1,013
Other income	1,255	1,185	1,028	3,030
General, administrative and other expenses	7,501	7,255	7,141	7,427

Earnings (loss) before income taxes (credits)	864	168	(1,474)	1,200
Federal income taxes (credits) (1)	2	5	(11)	548

Net earnings (loss)	$862	$163	$(1,463)	$652

Earnings (loss) per share:
Basic	$0.12	$0.02	$(0.20)	$0.09

Diluted	$0.12	$0.02	$(0.20)	$0.09

(1)	The first quarter federal income tax is related to the sale of securities.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
2010:
Total interest income	$10,222	$10,292	$10,109	$10,198
Total interest expense	3,214	3,542	3,736	3,942

Net interest income	7,008	6,750	6,373	6,256
Provision for losses on loans (2)	936	11,407	5,212	905
Other income	2,602	1,442	1,602	1,718
General, administrative and other expenses	7,604	7,811	6,975	6,942

Earnings (loss) before income taxes (credits)	1,070	(11,026)	(4,212)	127
Federal income taxes (credits) (1)	61	572	(113)	(2)

Net earnings (loss)	$1,009	$(11,598)	$(4,099)	$129

Earnings (loss) per share:
Basic	$0.14	$(1.61)	$(0.57)	$0.02

Diluted	$0.14	$(1.61)	$(0.57)	$0.02

(1)	The change in 3rd quarter federal income taxes is related to 100% deferred tax valuation.
(2)	The second and third quarter results were affected by sizeable loan charge offs that were taken and the subsequent need to replenish the allowance for loan and lease losses through a provision of $5.2 million and $11.4 million respectively. The Credit Administration unit received information related to several larger commercial credits that resulted in partial and full write downs based on impairment and collateral dependency that was not received during the first quarter of 2010.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

There were no changes in Camco’s internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

The information under the section “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” in Item 8 of this Form 10-K, is incorporated herein by reference.

Item 9B.	Other Information.

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information contained under the captions “Election of Directors,” “Incumbent Directors,” “Executive Officers,” “Board Meetings, Committees, Risk Oversight and Compensation of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed by Camco on or about April 24, 2012 (“2012 Proxy Statement”), is incorporated herein by reference.

Camco has adopted a Code of Ethics that applies to all directors and employees. The Code of Ethics is posted on Camco’s website at www.camcofinancial.com.

Item 11.	Executive Compensation.

The information contained in the 2012 Proxy Statement under the captions, “Board Meetings, Committees, Risk Oversight and Compensation of Directors”, “Compensation of Executive Officers” and “Employment and Change of Control Agreements” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the 2012 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

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

The following table shows, as of December 31, 2011, the number of common shares issuable upon the exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Plans, excluding shares issuable upon exercise of outstanding stock options.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	587,342	$4.68	673,321

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2012 Proxy Statement under the captions “Related Person Transactions” and “Board Meetings, Committees, Risk Oversight and Compensation of Directors” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information contained in the 2012 Proxy Statement under the captions “Audit and Risk Management Committee Report” and “Audit Fees” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibits.

3(i)	Certificate of Incorporation

3(ii)	Bylaws

4	Letter of Agreement to Furnish Copies of Long-term Debt Instruments and Agreements

10(i)	Employment Agreement between Camco and James E. Huston

10(ii)	Form of 2002 Salary Continuation Agreement

10(iii)	Form of 1996 Salary Continuation Agreement

10(iv)	Form of Executive Deferred Compensation Agreement

10(v)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan

10(vi)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan

10(vii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan

10(viii)	Camco Financial Corporation 2002 Equity Incentive Plan

10(ix)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan

10(x)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan

10(xi)	Camco Financial Corporation 1995 Stock Option and Incentive Plan

10(xii)	Westwood Homestead Financial Corporation 1997 Stock Option Plan

10(xiii)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan

10(xiv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan

10(xv)	2011 Incentive Award Plan

10(xvi)	Change of Control Agreement including Attachment A listing participants

10(xvii)	Restricted Stock Award Agreement of James E. Huston

10(xviii)	Stock Option Award Agreement of James E. Huston

10(xix)	Amendment to 1997 Stock Option Plan

10(xx)	Amendment to 2002 Stock Option Plan

10 (xxi)	Amendment to Change of Control Agreements

10 (xxii)	Amendment to Salary Continuation Agreements

10 (xxiii)	2009 Cease and Desist Order

10 (xxiv)	Camco Financial Corporation 2010 Equity Incentive Plan

10 (xxv)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity and Incentive Plan

10 (xxvi)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity and Incentive Plan

10 (xxvii)	Post 2011 Deferred Directors Compensation Plan

10 (xviii)	Salary Continuation Agreement

10 (xxix)	2012 Consent Order

10 (xxx)	Second Amendment to Deferred Directors Compensation Plan

11	Statement regarding computation of per share earnings

21	Subsidiaries of Camco Post 2011 Deferred Directors Compensation Plan

23	Consent of Plante & Moran PLLC regarding Camco’s Consolidated Financial Statements and Form S-8

31(i)	Certification of Chief Executive Officer

31(ii)	Certification of Chief Financial Officer

32(i)	Certification of Chief Executive Officer

32(ii)	Certification of Chief Financial Officer

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

By	/s/ JEFFREY T. TUCKER	By	/s/ JAMES D. DOUGLAS
	Jeffrey T. Tucker,		James D. Douglas,
	Lead Director		Director

Date: March 28, 2012		Date: March 28, 2012

By	/s/ CARSON K. MILLER	By	/s/ TERRY A. FEICK
	Carson K. Miller,		Terry A. Feick,
	Director		Director

Date: March 28, 2012		Date: March 28, 2012

By	/s/ EDWARD D. GOODYEAR	By	/s/ ANDREW S. DIX
	Edward D. Goodyear,		Andrew S. Dix,
	Director		Director

Date: March 28, 2012		Date: March 28, 2012

By	/s/ J. TIMOTHY YOUNG	By	/s/ JOHN E. KIRKSEY
	J. Timothy Young,		John E. Kirksey,
	Director		Chief Financial Officer

Date: March 28, 2012		Date: March 28, 2012

INDEX TO EXHIBITS

ITEM	DESCRIPTION	DOCUMENT REFERENCE

Exhibit 3(i)	Third Restated Certificate of Incorporation of Camco Financial Corporation, as amended	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Film no. 04668873 (“2003 Form 10-K”), Exhibit 3(i)

Exhibit 3(ii)	2003 Amended and Restated By-Laws of Camco Financial Corporation	Incorporated by reference to Camco’s Annual Annual Report on Form 10-K for the fiscal year ended December 31, 2006, film no. 07695291 Exhibit 3(ii)

Exhibit 4	Letter of Agreement to Furnish Copies of Long-term Debt Instruments and Agreements	Filed herewith

Exhibit 10(i)	Employment Agreement dated December 31, 2008, by and between Camco Financial Corporation and James E. Huston	Incorporated by reference to Camco’s 8-K filed on January 7, 2009, film no. 09512081 (“2009 8-K”), Exhibit 10

Exhibit 10(ii)	Form of 2002 Salary Continuation Agreement, including individualized Schedule A’s for each participant	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(iv)

Exhibit 10(iii)	Form of 1996 Salary Continuation Agreement, including Schedule A for Edward A. Wright	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 film no. 05684554 (“2004 Form 10-K”), Exhibit 10(iv)

Exhibit 10(iv)	Form of Executive Deferred Compensation Agreement	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(vi)

Exhibit 10(v)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90142, Exhibit 4.01

Exhibit 10(vi)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s 2004 Form 10-K, Exhibit 10(vii)

Exhibit 10(vii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s 2004 Form 10-K, Exhibit 10(viii)

Exhibit 10(xiii)	Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90152, Exhibit 4.01

Exhibit 10(ix)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s Form 8-K filed on February 2, 2005, film no. 05570393 (“2005 8-K”), Exhibit 10.5

INDEX TO EXHIBITS (continued)

ITEM	DESCRIPTION	DOCUMENT REFERENCE

Exhibit 10(x)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s 2004 Form 10-K, Exhibit 10(xi)

Exhibit 10(xi)	Camco Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90166, Exhibit 4.01

Exhibit 10(xii)	Westwood Homestead Financial Corporation 1997 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on January 5, 2000, File Number 333-94113, Exhibit 4.01

Exhibit 10(xiii)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8-K, Exhibit 10.4

Exhibit 10(xiv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8-K, Exhibit 10.3

Exhibit 10(xv)	2011 Incentive Plan	Incorporated by reference to the Form 8-K filed on April 26, 2011, as amended by the Form 8-K on December 20, 2011

Exhibit 10(xvi)	Change of Control Agreement including Attachment A listing participants	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, film no. 09689952 (“2008 Form 10-K”) Exhibit 10(xvii)

Exhibit 10(xvii)	Restricted Stock Award Agreement of James E. Huston	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xviii)

Exhibit 10(xviii)	Stock Option Award Agreement of James E. Huston	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xix)

Exhibit 10 (xix)	First Amendment to Westwood 1997 Stock Option and Incentive Plan	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xx)

Exhibit 10 (xx)	First Amendment to Camco 2002 Equity Incentive Plan	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xxi)

Exhibit 10 (xxi)	Second Amendment to Change of Control Agreements	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xxii)

Exhibit 10 (xxii)	First Amendment to Salary Continuation Agreements	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xxiii)

Exhibit 10 (xxiii)	2009 Cease and Desist Order	Incorporated by reference to the 2009 Form 10-K, Exhibit 10(xxiv)

Exhibit 10 (xxiv)	2010 Camco Financial Equity and Incentive Plan	Incorporated by reference from Exhibit A to the Definitive Proxy filed on April 19, 2010

INDEX TO EXHIBITS (continued)

Exhibit 10 (xxv)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity and Incentive Plan	Incorporated by reference to the Form 8-K filed on March 10, 2011, Exhibit 10.1

Exhibit 10 (xxvi)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity and Incentive Plan	Incorporated by reference to the Form 8-K filed on March 10, 2011, Exhibit 10.2

Exhibit 10 (xxvii)	Post 2011 Deferred Directors Compensation Plan	Filed herewith

Exhibit 10 (xxviii)	Salary Continuation Agreement James Huston	Filed herewith

Exhibit 10 (xxix)	2012 Consent Order	Filed herewith

Exhibit 10 (xxx)	Second Amendment to Deferred Directors Plan	Filed herewith

Exhibit 11	Statement regarding computation of per share earnings	Included as Note A to the Consolidated Financial Statements in Item 8

Exhibit 21	Subsidiaries of Camco	Filed herewith

Exhibit 23	Consent of Plante & Moran PLLC	Filed herewith

Exhibit 31(i)	Section 302 Certification by Chief Executive Officer	Filed herewith

Exhibit 31(ii)	Section 302 Certification by Principal Financial and Accounting Officer	Filed herewith

Exhibit 32(i)	Section 1350 Certification by Chief Executive Officer	Filed herewith

Exhibit 32(ii)	Section 1350 Certification by Principal Financial and Accounting Officer	Filed herewith