Form 10-K/A
period 2011-12-31
CAMCO FINANCIAL CORP
filed 2012-04-27
CIK 16614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

The Annual Report on Form 10-K of Camco Financial Corporation (“Camco” or the “Corporation”) for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”) filed with the Securities and Exchange Commission (the “Commission”) on March 30, 2012 is being amended hereby to include the items listed below:

ITEM	DESCRIPTION
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services
Item 15.	Exhibits and Financial Statement Schedules

As originally filed, the Corporation’s 2011 Form 10-K incorporated the information required by Items 10, 11, 12, 13 and 14 of Form 10-K by reference to the Corporation’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders (the “Proxy Statement”) as permitted by Instruction G.(3). Since the Proxy Statement is not expected to be filed with the Commission within 120 days of the close of the Corporation’s fiscal year ended December 31, 2011 as required by Instruction G.(3), Items 10, 11, 12, 13 and 14 in Part III of the 2011 Form 10-K are hereby amended by deleting the texts thereof in their entirety and substituting therefor the following text. In addition, the Corporation is providing Exhibits 31(iii) and 31(iv), which requires that the full text of Item 15 be set forth, pursuant to Exchange Act Rule 12b-15. Therefore, Item 15 in Part IV of the 2011 Form 10-K is also provided herein in its entirety.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS

Name	Age	Position(s) held	Director Since
James D. Douglas	63	Director	2010
James E. Huston	50	Chairman, CEO and President	2008
Andrew S. Dix	39	Director	2007
Terry A. Feick	62	Director	2000
Edward D. Goodyear	64	Director	2006
Carson K. Miller	66	Director	2002
Jeffrey T. Tucker	54	Lead Independent Director	1988
J. Timothy Young	65	Director	2005

James D. Douglas was appointed to the Camco Board in October 2010 to fill a newly-created vacancy. Mr. Douglas is the President of JRC Advisor Services, LLC in Westerville, Ohio, a consulting services company he formed that focuses on transportation/logistics activities as well as management development and other general management issues. He has been President of JRC Advisor Services, LLC since 2004. Prior to establishing JRC Advisor Services, LLC, he was employed in various operating and financial positions for over 35 years in the transportation and logistics industry including over 25 years with Union Pacific Corporation and most recently with Gemini Air Cargo and World Airways, Inc. Mr. Douglas has a Bachelor of Business Administration degree from the University of Iowa and graduated from the Advanced Management Program at Harvard University in 1990. He has actively served on the Business Advisory Committee and the Professional Accounting Council of the University of Iowa. He also served on the Board of Directors of Best Transport, Inc., Worthington, Ohio, from 2005 through 2007 and the Board of Trustees of Mary Baldwin College, Staunton, Virginia, from 1996 through 2000. This experience brings valuable management, financial and general business knowledge to the Board of Directors, as well as the Audit and Risk Management Committee, Corporate Governance and Nominating Committee, and Compensation Committee.

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

Andrew S. Dix is the publisher of The Daily Jeffersonian in Cambridge, Ohio, where he has worked since 2006 when he was hired as assistant publisher. Prior to joining The Daily Jeffersonian, he was the Advertising Director for The Alliance Review from 1998 to 2006. Mr. Dix serves on the board of Dix Communications and of several non-profit organizations, including Guernsey County Community Foundation, Cambridge Chamber of Commerce, Cambridge Rotary Club and Southeastern Ohio Regional Medical Center. As an involved resident of New Concord, Ohio and publisher of the local newspaper, Mr. Dix brings valuable leadership and management skills to the Board as well as providing key relationships to and insights about Camco’s market areas.

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

Jeffrey T. Tucker is a Certified Public Accountant and sole member of the accounting firm Tucker & Tucker CPAs, LLC, Cambridge, Ohio, where he has worked since 1984. Mr. Tucker was named Lead Independent Director in February 2009. Mr. Tucker brings significant financial expertise and business knowledge to the Board, both through his business experience and his professional certifications. His extensive financial experience and background are also invaluable as Lead Independent Director and chairman of the Corporate Governance Committee.

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

The members of the Board of Advantage Bank, each of whom is also a director of Camco, entered into a consent agreement (“Consent Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Ohio, Division of Financial Institutions (“Ohio Division”) that provided for the issuance of an order by the FDIC and the Ohio Division, which order was executed by the FDIC and Ohio Division on July 31, 2009. This Consent Order was terminated on February 9, 2012. On February 9, 2012, the members of the Board of Advantage Bank entered into a new consent agreement with the FDIC and Ohio Division that replaced the Consent Order and provided for the issuance of a new order by the FDIC and Ohio Division (“New Consent Order”). While neither Advantage Bank nor its officers or directors admitted or denied any wrongdoing, each of the Camco directors is a party to the New Consent Order.

EXECUTIVE OFFICERS

The following information is supplied for certain executive officers of Camco and Advantage Bank who do not serve on Camco’s Board of Directors.

David S. Caldwell, 49, has served as the Senior Vice President in charge of Retail Banking and Financial Services of Advantage Bank since December 2001. From July 2001 through December 2001, Mr. Caldwell served as Division President of the Cambridge Division of Advantage Bank. Mr. Caldwell joined Camco in September 2000 and previously served as President and Chief Executive Officer of Westwood Homestead Savings Bank in Cincinnati, Ohio. Prior to joining Westwood Homestead Savings Bank, Mr. Caldwell served for three years as a Senior Vice President of Central Carolina Bank & Trust, Durham, North Carolina.

Laurence S. Christ, 57, has served as Senior Vice President and Chief Credit Officer in charge of credit services of Advantage Bank since April 2009. Mr. Christ was with Merrill Lynch Commercial Finance Corporation in Chicago, Illinois from July 2006 through March 2009 as Director of Investment Real Estate Lending. Previously, he was Vice President, Chief Credit Officer (Central Ohio) for Fifth Third Bank in Columbus, Ohio from December 2001 through January 2006 and with Bank One in Columbus, Ohio from October 1988 through November 2001 ending as Vice President, Credit Approval Officer. He began his commercial banking career in 1982 with Texas Commerce Bank in Houston, Texas.

Troy D. Greenwalt, 46, has served as Senior Vice President, Chief Lending Officer for Advantage Bank in charge of commercial banking since March 2009. Mr. Greenwalt has 24 years of banking experience that include retail management, operations, sales and training for consumer and commercial lending. Prior to joining Advantage Bank, Mr. Greenwalt was Vice President Director of Banking and Team Leader for Merrill Lynch from August 2006 until March 2009. His prior experience includes serving as Senior Vice President Assistant Marketing Manager and Vice President Senior Sales Executive with Huntington National Bank, Columbus, Ohio from January 1995 until July 2006.

John E. Kirksey, 54, has served as Senior Vice President, Chief Financial Officer and Treasurer of Camco and Advantage Bank since March 30, 2011. Mr. Kirksey was previously employed by Modern Medical, Inc. from 2008 through 2010 serving as the Director of Operations. Prior to that, Mr. Kirksey served in several financial leadership roles at JPMorgan Chase. There he served as Vice President/Planning and Analysis Manager, Retail Banking from 2002 to 2008, Vice President/Senior Finance Manager, Retail Group from 1997 to 2002, and Vice President/Strategic Planning in 1996 with Banc One Corporation. At Bank One, Richmond, Mr. Kirksey served as Chief Financial Officer from 1989 to 1996.

Kristina K. Tipton, 47, has served as the Vice President, Principal Accounting Officer of Camco and Advantage Bank since May 2008. Previously, Mrs. Tipton served as Vice President of Advantage Bank and the Corporate Controller of Camco Financial Corporation from January 2006 to May 2008. Prior to January 2006, Mrs. Tipton served as AVP Corporate Controller and Assistant Corporate Controller, and was initially hired in July 1999 as Senior Staff Accountant. Other prior accounting experience in Mrs. Tipton’s 24 years includes serving as Treasurer of Caldwell Savings & Loan and Accounting Assistant at Detroit Diesel Remanufacturing—East.

Edward A. Wright, 50, has served as the Senior Vice President in charge of operations and information services of Advantage Bank since May 2001. Mr. Wright joined Cambridge Savings Bank in 1984 and served as Vice President and Chief Operating Officer of Cambridge Savings Bank from May 1998 until May 2001.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Camco’s executive officers and directors, and persons who own more than ten percent of Camco’s common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Commission and to provide Camco with a copy of such form. Based on Camco’s review of the copies of such forms it has received, Camco believes that its executive officers and directors complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 2011, except that five Forms 4 were filed late on March 9, 2011 for the award of stock options to certain executive officers on February 18, 2011, including Messrs. Caldwell, Christ, Greenwalt, Huston and Wright; eight Forms 4 were filed late on November 15, 2011 for purchases of common stock made through the deferred compensation plan on each of October 31, 2011 and November 1, 2011 for each of Messrs. Tucker, Young, Goodyear and Douglas; and Mr. Kirksey filed one late Form 3.

CODE OF ETHICS

Camco has adopted a Code of Ethics that applies to all directors and employees. The Code of Ethics is posted on Camco’s website at www.camcofinancial.com.

AUDIT AND RISK MANAGEMENT COMMITTEE

The Board of Directors of Camco has an Audit and Risk Management Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, whose 2011 members were Messrs. Dix, Douglas, Goodyear and Young and 2012 members are Messrs. Dix, Goodyear and Young. The Board of Directors has determined that Mr. Goodyear qualifies as an audit committee financial expert and is independent. The Audit and Risk Management Committee’s responsibilities include selecting an independent registered public accounting firm to audit Camco and its subsidiaries, overseeing the audit of Camco’s financial statements, and evaluating the accounting firm’s performance. This Committee also reviews and approves internal audit services, plans, budget, activities, staffing and organizational structure of the internal audit function as well as its effectiveness.

Item 11.	Executive Compensation.

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

The following table sets forth the compensation for the CEO and Camco’s other two most highly compensated executive officers who received total compensation in excess of $100,000 during 2011 for services rendered to Camco and its subsidiaries (the “Named Executive Officers”):

Name & Principal Position	Year	Salary ($)	Restricted Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation(4) ($)	Total ($)
James E. Huston President, CEO and Chairman	2011 2010	306,158 300,900	384,611 —	— 138,553	192,306 148,954	25,211 25,871	908,286 614,278
David S. Caldwell SVP, Retail Banking	2011 2010	149,545 146,982	29,526 —	— 10,896	27,706 11,783	13,062 15,644	219,838 185,305
Troy D. Greenwalt SVP, Commercial Lending	2011 2010	144,593 142,100	23,952 —	— 14,074	24,092 15,218	8,828 5,322	201,465 176,714

(1)	The calculation of the equity portion of the 2011 performance-based incentive plan earned by the Named Executive Officers is set forth here. The values represent the award earned in the respective fiscal year although the equity is awarded in the early part of the following year.
(2)	The amounts reflect the dollar amount recognized for financial statement reporting purposes during the life of the option for the fair value of the award. Assumptions used in the calculation of these amounts are discussed in “Note M – Benefit Plans—Stock Option Plans” to Camco’s audited financial statements for the fiscal year ended December 31, 2011, which are included in Camco’s Annual Report on Form 10-K for the same period.
(3)	The calculation of the cash portion of the 2011 performance-based incentive plan earned by the Named Executive Officers is set forth here. The values represent the award earned in the respective fiscal year although it is paid in the early part of the following year.
(4)	The amounts listed include the benefits and perquisites in the table following the footnotes.

Name	401(k) Matching Contribution	Car Allowance	Club Dues	Split Dollar Life Insurance	Other	Total
James E. Huston	$12,246	$3,290	$7,943	—	$1,732	$25,211
David S. Caldwell	5,982	2,485	2,662	$201	1,732	$13,062
Troy D. Greenwalt	5,784	1,312	—	—	1,732	$8,828

2011 Performance-Based Incentive Award Plan

Camco uses annual cash and equity incentives to focus attention on current strategic priorities and drive achievement of corporate objectives. Incentive plan awards for the Named Executive Officers are based on the achievement of corporate performance objectives which are established annually by Camco’s Compensation Committee and approved by the Board (excluding Mr. Huston).

The Compensation Committee set specific threshold, target and maximum dollar amounts and weightings for each of the corporate goals, including pre-tax earnings and levels of classified assets (which include real estate owned), non-performing loans and discretionary. For Mr. Caldwell, there was additional criteria of core deposits (which does not include certificates of deposit balances). For Mr. Greenwalt, there was additional criteria of commercial loan balances. If the threshold is not met for a particular goal, no award is paid for that goal.

The amounts listed under “Non-Equity Incentive Plan Compensation” represent cash awards that were made to the Named Executive Officers based on Camco’s results in 2011. The amounts were based on the extent to which the 2011 corporate goals were accomplished.

Outstanding Equity Awards At Fiscal Year-End

The following table details unexercised stock option awards for the Named Executive Officers at December 31, 2011.

	Option Awards					Stock Awards
Name	Number Of Securities Underlying Unexercised Options (#) Exercisable (1)		Number Of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)
James E. Huston	75,000	(2)	—	$2.50	01/23/19	25,000	(3)	31,250
	65,816		98,725	$2.51	02/25/20
	10,380	(4)	31,144	$2.15	02/18/21
	8,093		42,752	$2.15	02/18/21
David S. Caldwell	4,851		—	$16.13	01/22/13
	1,426		—	$17.17	01/27/14
	3,100		—	$16.51	01/27/15
	4,697		—	$14.10	02/01/16
	1,208		—	$12.35	01/23/17
	2,165		542	$8.92	01/22/18
	4,581		6,872	$2.51	02/25/20
	1,452		5,812	$2.15	02/18/21
Troy D. Greenwalt	3,338		5,007	$2.51	2/25/20
	1,876		7,507	$2.15	02/18/21

(1)	Unless otherwise noted, all grants vest 20% immediately and 20% in each of the following four years.
(2)	Options are immediately exercisable on grant date.
(3)	Shares granted vest in four equal annual installments beginning on January 23, 2010.
(4)	Non-qualified options.

Pension Benefits

The following table details post-retirement pension benefit plans for certain of the Named Executive Officers who have salary continuation agreements with Camco.

Name	Plan Name	Present Value of Accumulated Benefit ($)(1)
James E. Huston	Salary Continuation Agreement	119,111
David S. Caldwell	2002 Salary Continuation Agreement	240,237

(1)	The present value of the accumulated benefit for each officer is the accrual balance as of December 31, 2011, determined using a discount rate of 6.17%.

Under the Salary Continuation Agreement with Mr. Huston, upon (i) termination of employment after Mr. Huston reaches age 65, (ii) an involuntary termination of employment by Camco (iii) termination of employment following a Change in Control, or (iv) termination of employment following Mr. Huston’s death, he will receive $20,000 annually, divided into 12 monthly payments, for 15 years. If Mr. Huston’s employment is otherwise terminated before he reaches age 65, except for cause, he will receive a pro-rated amount of the annual benefit; $12,000 as of December 31, 2011. If Mr. Huston’s employment is terminated for “Just Cause,” as defined in his employment agreement, he will receive no benefit under the Salary Continuation Agreement.

Under the 2002 Salary Continuation Agreement with Mr. Caldwell, upon termination of employment after Mr. Caldwell reaches age 65 or termination following Mr. Caldwell’s death, he will receive $140,900 annually, divided into 12 monthly payments, for 15 years. If Mr. Caldwell’s employment is terminated before he reaches age 65 following a disability or change of control, as those terms are defined in his Salary Continuation Agreement, he will receive a pro-rated amount of the annual benefit; $26,892 as of December 31, 2011. If Mr. Caldwell’s employment is otherwise terminated before he reaches age 65, except for cause, he will receive a pro-rated amount of the annual benefit; $24,203 as of December 31, 2011. If Mr. Caldwell’s employment is terminated for cause, as defined in his Salary Continuation Agreement, he will receive no benefits.

Non-qualified Deferred Compensation

Mr. Caldwell is the only Named Executive Officer who has entered into an Executive Deferred Compensation Agreement under which he may elect to defer annually a stated maximum amount of his salary and cash incentives until a specified date or until he is no longer employed by Camco. The maximum annual amount of deferral permitted for Mr. Caldwell is $25,000. Interest is credited on the deferral amounts at an annual rate equal to 75% of Camco’s ROAE rate for the preceding year, not to exceed an ROAE of 20%. There was no interest credited for 2011 as Camco’s 2010 ROAE was negative. Camco does not make any contributions to his deferred account.

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

Flexible payment universal life insurance policies, which are carried on the books of Camco as tax-free earning assets and provide Camco with cost recovery of the benefit provided, have been purchased on the lives of certain employees, including Mr. Caldwell. No other Named Executive Officer currently has such a policy. Upon the death of Mr. Caldwell, his beneficiary will receive two times his base salary for the 12 months preceding the month in which he dies, up to a maximum of $300,000. The current death benefit for Mr. Caldwell is $299,088.

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

Camco has a change of control agreement with each of Mr. Caldwell and Mr. Greenwalt. Each agreement is for a term of one year, and provides for annual performance reviews by the Board of Directors, at which time the Board of Directors may extend the agreement for an additional one-year period. Under the agreements, if the officer is terminated by Camco for any reason other than just cause, within six months prior to a change of control, or within one year after a change of control, Camco will pay the officer (1) an amount equal to two times his annual compensation and (2) the premiums required to maintain coverage under the health insurance plan in which the officer is a participant immediately prior to the change of control until the earlier of (i) the second anniversary of the termination or (ii) the date the officer is included in another employer’s benefit plans. Camco defines annual compensation as base salary. The amounts that would have been payable at December 31, 2011 were: Mr. Caldwell—$299,088 and Mr. Greenwalt—$289,186. The officer is also entitled to payments if he voluntarily terminates his employment within twelve months following a change of control for good reason, which is defined in the agreements as: (1) the capacity or circumstances in which the officer is employed are changed (including, without limitation, a reduction in responsibilities or authority, or a reduction in salary); (2) the officer is required to move his personal residence, or perform his principal executive functions, more than thirty-five miles from his primary office as of the date of the agreement; or (3) Camco otherwise breaches the agreement.

If Camco terminates any of the Named Executive Officers for Cause, Camco has no obligations to the executive after the date of termination.

COMPENSATION OF DIRECTORS

During 2011, each non-employee director of Camco received a retainer of $5,000 for service on the Board of Camco and $416.67 for each Board meeting attended, with one paid absence per year, up to a total of twelve paid meetings. Each director of Camco is also a director of Advantage Bank. During 2011, each non-employee director received a retainer of $6,000 for service on the Board of Advantage Bank and $500 per Board meeting attended, with one paid absence per year, up to a total of thirteen paid meetings. The Lead Independent Director also receives an additional $3,000 per year paid semi-annually by each of Camco and Advantage Bank for additional duties performed. In addition, non-employee directors received a fee of $300 for each scheduled committee meeting attended. The chair of each committee received an additional fee of $200 or $300 per meeting. Meeting fees are not paid for telephonic meetings or conference calls unless voted and approved by the Board of Directors. Camco does not pay fees to directors who are also employees.

The total compensation paid to each non-employee director is set forth in the table below:

Name	Fees Earned Or Paid in Cash(1)
Mr. Dix	$25,600
Mr. Douglas	29,200
Mr. Feick	24,500
Mr. Goodyear	26,100
Mr. Miller	25,000
Mr. Mock (2)	11,900
Mr. Tucker	32,100
Mr. Young	25,500

(1)	Each of the following directors contributed a portion of his fees received to the Director Deferred Compensation Plan. These deferred fees were as follows: Mr. Dix—$25,600; Mr. Douglas—$11,000; Mr. Goodyear—$11,000; Mr. Mock—$11,900; Mr. Tucker $17,000; and Mr. Young $12,750. Deferred fees are held in the Director Deferred Compensation Plan and may be paid in cash or Camco stock upon termination.
(2)	Mr. Mock resigned as a director effective June 30, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table details beneficial owners of more than 5% of Camco’s common stock on March 20, 2012:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Ryan Heslop Ariel Warszawski Firefly Value Partners, LP FVP GP, LLC Firefly Management Company GP, LLC FVP Master Fund, L.P. c/o dms Corporate Services, Ltd. PO Box 1344 dms House 20 Genesis Close Grand Cayman, KY 1-1108 Cayman Islands(2)	713,088	9.55%
Tontine Financial Partners, L.P. Tontine Management, L.L.C. Tontine Asset Associates, LLC Jeffrey L. Gendell 55 Railroad Avenue Greenwich, CT 06830(3)	488,436	6.54%

(1)	Based on 7,468,088 outstanding shares on March 20, 2012.
(2)	Based on a Schedule 13G/A filed on February 14, 2012, Ryan Heslop, Ariel Warszawski, Firefly Value Partners, LP, FVP GP, LLC and Firefly Management Company GP, LLC reported shared voting power and dispositive power with FVP Master Fund, L.P. for 713,088 shares.
(3)	Based on a Schedule 13G/A filed on February 10, 2012, Tontine Financial Partners, L.P., Tontine Management, L.L.C., Tontine Asset Associates, LLC and Jeffrey L. Gendell reported shared voting power and dispositive power with Jeffrey L. Gendell for 488,436 shares.

The following table sets forth certain information regarding the number of shares of common stock of Camco beneficially owned by each director and Named Executive Officer of Camco and by all directors and executive officers of Camco as a group as of March 20, 2012:

Name and address(1)	Sole voting and investment power(2)(3)	Shared voting and/or investment power	Percentage of shares outstanding
James E. Huston	433,072	200	5.64%
James D. Douglas	8,131	—	*
David S. Caldwell	51,972	11,064	*
Edward D. Goodyear	45,185	566	*
Troy D. Greenwalt	28,655	—	*
Jeffrey T. Tucker	46,246	1,713	*
Terry A. Feick	14,220	8,027	*
Carson K. Miller	14,614	—	*
J. Timothy Young	19,987	—	*
Andrew S. Dix	26,611	408	*
All directors and executive officers as a group (14 persons)	824,911	37,615	11.09%

*	Less than 1% of the outstanding shares.
(1)	Each of the persons listed in this table may be contacted at the address of Camco, 814 Wheeling Avenue, Cambridge, Ohio 43725.
(2)	Includes the following number of shares that may be acquired upon the exercise of options: Mr. Caldwell – 27,765; Mr. Feick – 5,742; Mr. Greenwalt – 8,760; Mr. Huston – 210,671; Mr. Miller –5,742; Mr. Tucker – 5,742; and Mr. Young – 742.
(3)	Includes the following number of shares that may be acquired upon the termination of the director’s position on the Board, pursuant to the director deferred compensation plan: Mr. Douglas – 8,131; Mr. Goodyear – 16,375; Mr. Tucker – 25,259; Mr. Feick – 14,220; Mr. Miller – 7,169; Mr. Young – 19,045; and Mr. Dix – 26,603.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	587,342	$	4.68	673,321

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Each of the members of the Compensation Committee is “independent” within the meaning of NASDAQ listing standards, is a “non-employee director” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934 and is an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code of 1986.

Each of the members of the Audit and Risk Management Committee is “independent” within the meaning of the listing standards of NASDAQ.

Each of the members of the Corporate Governance and Nominating Committee is “independent” within the meaning of the listing standards of NASDAQ.

Item 14.	Principal Accounting Fees and Services.

The Audit and Risk Management Committee of the Board of Directors of Camco is comprised of four directors, all of whom are considered “independent” under Rule 5605(a)(2) of NASDAQ’s listing rules. The committee is responsible for overseeing Camco’s accounting functions and controls, as well as selecting an accounting firm to audit Camco’s financial statements. The committee has adopted a charter, which provides that the committee has the sole authority to select, compensate, oversee, evaluate and, where appropriate, replace Camco’s independent registered public accounting firm. Additionally, the charter requires the committee to review and approve in advance any audit and non-audit services to be provided by Camco’s independent registered public accounting firm, other than “prohibited non-auditing services.” The committee has the sole authority to make these approvals, although such approval has been delegated to the Chairman of the committee, Mr. Goodyear. Any actions taken by the Chairman are subsequently presented to the committee for ratification. The committee approved all services provided by Plante Moran in 2011.

AUDIT FEES

The aggregate fees billed by Plante Moran to Camco for the years ended December 31, 2011 and 2010, are as follows:

	2011	2010
Audit Fees	$220,750	$213,150
Audit Related Fees (1)	13,740	25,225
Tax Fees (2)	45,530	30,520
All Other Fees (3)	10,500	10,000

Total Fees	$290,520	$278,895

(1)	Includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, such as addressing regulatory issues and internal audit questions and ALLL validation.

(2)	Includes fees for tax compliance, tax planning, and tax advice that do not impair the independence of the auditor and that are consistent with the SEC’s rules on auditor independence, such as the preparation of tax returns.
(3)	These fees were incurred for the audit of Camco’s employee benefit plans.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibits.

	3(i)	Certificate of Incorporation

	3(ii)	Bylaws

	4	Letter of Agreement to Furnish Copies of Long-term Debt Instruments and Agreements

	10(i)	Employment Agreement between Camco and James E. Huston

	10(ii)	Form of 2002 Salary Continuation Agreement

	10(iii)	Form of 1996 Salary Continuation Agreement

	10(iv)	Form of Executive Deferred Compensation Agreement

	10(v)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan

	10(vi)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan

	10(vii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan

	10(viii)	Camco Financial Corporation 2002 Equity Incentive Plan

	10(ix)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan

	10(x)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan

	10(xi)	Camco Financial Corporation 1995 Stock Option and Incentive Plan

	10(xii)	Westwood Homestead Financial Corporation 1997 Stock Option Plan

	10(xiii)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan

	10(xiv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan

	10(xv)	2011 Incentive Award Plan

	10(xvi)	Change of Control Agreement including Attachment A listing participants

	10(xvii)	Restricted Stock Award Agreement of James E. Huston

	10(xviii)	Stock Option Award Agreement of James E. Huston

	10(xix)	Amendment to 1997 Stock Option Plan

	10(xx)	Amendment to 2002 Stock Option Plan

	10 (xxi)	Amendment to Change of Control Agreements

	10 (xxii)	Amendment to Salary Continuation Agreements

	10 (xxiii)	2009 Cease and Desist Order

	10 (xxiv)	Camco Financial Corporation 2010 Equity Incentive Plan

	10 (xxv)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity and Incentive Plan

	10 (xxvi)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity and Incentive Plan

	10 (xxvii)	Post 2011 Deferred Directors Compensation Plan

	10 (xviii)	Salary Continuation Agreement

	10 (xxix)	2012 Consent Order

	10 (xxx)	Second Amendment to Deferred Directors Compensation Plan

	11	Statement regarding computation of per share earnings

	21	Subsidiaries of Camco

	23	Consent of Plante & Moran PLLC regarding Camco’s Consolidated Financial Statements and Form S-8

	31(i)	Certification of Chief Executive Officer

	31(ii)	Certification of Chief Financial Officer

	31(iii)	Certification of Chief Executive Officer

	31(iv)	Certification of Chief Financial Officer

	32(i)	Certification of Chief Executive Officer

	32(ii)	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Camco Financial Corporation

By	/s/ James E. Huston
James E. Huston,
Chairman, President, Chief Executive Officer

Date: April 27, 2012

INDEX TO EXHIBITS

ITEM	DESCRIPTION	DOCUMENT REFERENCE

Exhibit 3(i)	Third Restated Certificate of Incorporation of Camco Financial Corporation, as amended	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Film no. 04668873 (“2003 Form 10-K”), Exhibit 3(i)

Exhibit 3(ii)	2003 Amended and Restated By-Laws of Camco Financial Corporation	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, film no. 07695291 Exhibit 3(ii)

Exhibit 4	Letter of Agreement to Furnish Copies of Long-term Debt Instruments and Agreements	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Film no. 12728015 (“2011 Form 10-K”), Exhibit 4

Exhibit 10(i)	Employment Agreement dated December 31, 2008, by and between Camco Financial Corporation and James E. Huston	Incorporated by reference to Camco’s 8-K filed on January 7, 2009, film no. 09512081 (“2009 8-K”), Exhibit 10

Exhibit 10(ii)	Form of 2002 Salary Continuation Agreement, including individualized Schedule A’s for each participant	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(iv)

Exhibit 10(iii)	Form of 1996 Salary Continuation Agreement, including Schedule A for Edward A. Wright	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 film no. 05684554 (“2004 Form 10-K”), Exhibit 10(iv)

Exhibit 10(iv)	Form of Executive Deferred Compensation Agreement	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(vi)

Exhibit 10(v)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90142, Exhibit 4.01

Exhibit 10(vi)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s 2004 Form 10-K, Exhibit 10(vii)

Exhibit 10(vii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s 2004 Form 10-K, Exhibit 10(viii)

Exhibit 10(xiii)	Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90152, Exhibit 4.01

Exhibit 10(ix)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s Form 8-K filed on February 2, 2005, film no. 05570393 (“2005 8-K”), Exhibit 10.5

INDEX TO EXHIBITS (continued)

ITEM	DESCRIPTION	DOCUMENT REFERENCE

Exhibit 10(x)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s 2004 Form 10-K, Exhibit 10(xi)

Exhibit 10(xi)	Camco Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90166, Exhibit 4.01

Exhibit 10(xii)	Westwood Homestead Financial Corporation 1997 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on January 5, 2000, File Number 333-94113, Exhibit 4.01

Exhibit 10(xiii)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8-K, Exhibit 10.4

Exhibit 10(xiv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8-K, Exhibit 10.3

Exhibit 10(xv)	2011 Incentive Plan	Incorporated by reference to the Form 8-K filed on April 26, 2011, as amended by the Form 8-K on December 20, 2011

Exhibit 10(xvi)	Change of Control Agreement including Attachment A listing participants	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, film no. 09689952 (“2008 Form 10-K”) Exhibit 10(xvii)

Exhibit 10(xvii)	Restricted Stock Award Agreement of James E. Huston	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xviii)

Exhibit 10(xviii)	Stock Option Award Agreement of James E. Huston	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xix)

Exhibit 10 (xix)	First Amendment to Westwood 1997 Stock Option and Incentive Plan	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xx)

Exhibit 10 (xx)	First Amendment to Camco 2002 Equity Incentive Plan	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xxi)

Exhibit 10 (xxi)	Second Amendment to Change of Control Agreements	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xxii)

Exhibit 10 (xxii)	First Amendment to Salary Continuation Agreements	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xxiii)

Exhibit 10 (xxiii)	2009 Cease and Desist Order	Incorporated by reference to the 2009 Form 10-K, Exhibit 10(xxiv)

Exhibit 10 (xxiv)	2010 Camco Financial Equity and Incentive Plan	Incorporated by reference from Exhibit A to the Definitive Proxy filed on April 19, 2010

INDEX TO EXHIBITS (continued)

ITEM	DESCRIPTION	DOCUMENT REFERENCE

Exhibit 10 (xxv)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity and Incentive Plan	Incorporated by reference to the Form 8-K filed on March 10, 2011, Exhibit 10.1

Exhibit 10 (xxvi)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity and Incentive Plan	Incorporated by reference to the Form 8-K filed on March 10, 2011, Exhibit 10.2

Exhibit 10 (xxviii)	Post 2011 Deferred Directors Compensation Plan	Incorporated by reference to the 2011 Form 10-K, Exhibit 10 (xxviii)

Exhibit 10 (xxix)	Salary Continuation Agreement James Huston	Incorporated by reference to the 2011 Form 10-K, Exhibit 10 (xxix)

Exhibit 10 (xxx)	2012 Consent Order	Incorporated by reference to the 2011 Form 10-K, Exhibit 10 (xxx)

Exhibit 10 (xxxi)	Second Amendment to Deferred Directors Plan	Incorporated by reference to the 2011 Form 10-K, Exhibit 10 (xxxi)

Exhibit 11	Statement regarding computation of per share earnings	Incorporated by reference to Note A to the consolidated financial statements in Item 8 of the 2011 Form 10-K

Exhibit 21	Subsidiaries of Camco	Incorporated by reference to the 2011 Form 10-K, Exhibit 21

Exhibit 23	Consent of Plante & Moran PLLC	Incorporated by reference to the 2011 Form 10-K, Exhibit 23

Exhibit 31(i)	Section 302 Certification by Chief Executive Officer	Previously filed with the 2011 Form 10-K, Exhibit 31(i)

Exhibit 31(ii)	Section 302 Certification by Principal Financial and Accounting Officer	Previously filed with the 2011 Form 10-K, Exhibit 31(ii)

Exhibit 31(iii)	Section 302 Certification by Chief Executive Officer	Filed herewith

Exhibit 31(iv)	Section 302 Certification by Principal Financial and Accounting Officer	Filed herewith

Exhibit 32(i)	Section 1350 Certification by Chief Executive Officer	Previously filed with the 2011 Form 10-K, Exhibit 32(i)

Exhibit 32(ii)	Section 1350 Certification by Principal Financial and Accounting Officer	Previously filed with the 2011 Form 10-K, Exhibit 32(ii)