Form 10-Q
period 2012-03-31
CAMCO FINANCIAL CORP
filed 2012-05-11
CIK 16614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 10, 2012, the latest practicable date, 7,468,087 shares of the registrant’s common stock, $1.00 par value, were outstanding.

Camco Financial Corporation

Item 1. Financial Statements

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and due from banks	$15,803	$16,420
Interest-bearing deposits in other financial institutions	24,628	21,954

Cash and cash equivalents	40,431	38,374
Securities available for sale, at market	59,828	17,845
Securities held to maturity, at cost	3,006	3,083
Loans held for sale—at lower of cost or fair value	5,583	8,090
Loans receivable—net	615,170	639,177
Office premises and equipment—net	8,529	8,645
Real estate acquired through foreclosure	12,608	10,888
Federal Home Loan Bank stock—at cost	9,888	9,888
Accrued interest receivable	2,809	2,945
Mortgage servicing rights—at lower of cost or market	3,365	3,263
Prepaid expenses and other assets	4,883	4,927
Cash surrender value of life insurance	20,067	19,893

Total assets	$786,167	$767,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$650,853	$629,259
Other Borrowings	14,410	16,681
Advances from the Federal Home Loan Bank	63,519	63,604
Advances by borrowers for taxes and insurance	1,381	2,100
Accounts payable and accrued liabilities	9,895	9,769

Total liabilities	740,058	721,413
Commitments	—	—
Stockholders’ equity:
Preferred stock—$1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock—$1 par value; authorized 29,900,000 shares; 9,147,000 and 8,884,508 shares issued at March 31, 2012 and December 31, 2011 respectively	9,147	8,885
Unearned compensation	(523)	(31)
Additional paid-in capital	60,922	60,528
Retained earnings	763	350
Accumulated other comprehensive income (loss) net of related tax effects	(86)	(13)
Treasury stock 1,678,913 shares at March 31, 2012 and December 31, 2011, at cost	(24,114)	(24,114)

Total stockholders’ equity	46,109	45,605

Total liabilities and stockholders’ equity	$786,167	$767,018

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended March 31,

(In thousands, except per share data)

	2012	2011
	(unaudited)
Interest and dividend income
Loans	$8,213	$8,901
Investment securities	87	355
Other interest-earning accounts	113	346

Total interest and dividend income	8,413	9,602
Interest Expense
Deposits	1,551	2,189
Borrowings	673	803

Total interest expense	2,224	2,992

Net interest income	6,189	6,610
Provision for losses on loans	1,005	1,013

Net interest income after provision for losses on loans	5,184	5,597
Other income
Late charges, rent and other	328	362
Loan servicing fees	281	307
Service charges and other fees on deposits	490	503
Gain on sale of loans	564	30
Mortgage servicing rights—net	102	271
Gain on sale of investments	—	1,278
Loss on sale of fixed assets	(3)	—
Income on cash surrender value life	218	217

Total other income	1,980	2,968
General, administrative and other expenses
Employee compensation and benefits	3,147	3,378
Occupancy and equipment	711	761
Federal deposit insurance premiums	454	545
Data processing	286	284
Advertising	87	86
Franchise taxes	183	170
Postage, supplies and office expenses	256	218
Travel, training and insurance	50	122
Professional services	538	382
Transaction processing	192	168
Real estate owned and other expenses	647	830
Loan expenses	163	421

Total general, administrative and other expense	6,714	7,365

Earnings before federal income taxes	450	1,200
Federal income taxes	37	548

NET EARNINGS	$413	$652

EARNINGS PER SHARE
Basic	$.06	$.09

Diluted	$.06	$.09

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31,

(In thousands)

	2012	2011
	(unaudited)
Net earnings	$413	$652
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities during the period, net of tax effects of $25 and $(114) in 2012 and 2011, respectively	(48)	221
Reclassification adjustment for realized gains included in net earnings, net of taxes of $(435) in 2011	—	(1,278)

Comprehensive income (loss)	$365	$(405)

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31,

(In thousands)

	2012	2011
Cash flows from operating activities:	(unaudited)
Net earnings for the period	$413	$652
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees	(70)	(39)
Amortization of premiums and discounts on investment and mortgage-backed securities—net	10	4
Amortization of mortgage servicing rights—net	70	(304)
Depreciation and amortization	327	313
Provision for losses on loans	1,005	1,013
Stock option expense	29	158
Provisions for losses on REO	100	216
Gain on sale of real estate acquired through foreclosure	—	(24)
Restricted shares / unearned compensation	135	39
Gain on sale of investments	—	(1,278)
Gain on sale of loans	(564)	(30)
Loss on sale of assets	3	—
Loans originated for sale in the secondary market	(23,711)	(20,346)
Proceeds from sale of loans in the secondary market	26,782	21,397
Net increase in cash surrender value of life insurance	(174)	(174)
Increase (decrease) in cash due to changes in:
Accrued interest receivable	136	303
Prepaid expenses and other assets	82	(1,516)
Accrued interest and other liabilities	126	(1,199)

Net cash (used in) operating activities	4,699	(815)

Cash flows provided by (used in) investing activities:
Principal repayments, maturities on securities held to maturity	76	143
Principal repayments, maturities on securities available for sale	2,858	2,435
Purchases of investment securities designated as available for sale	(44,961)	(12,615)
Proceeds from sale of investments	—	27,209
Redemption of FHLB Stock	—	20,000
Loan principal repayments	68,498	44,735
Loan disbursements and purchased loans	(47,721)	(27,225)
Proceeds from sale of office premises and equipment	19	—
Additions to office premises and equipment	(233)	(52)
Proceeds from sale of real estate acquired through foreclosure	303	896
Net cash provided by (used in) investing activities	(21,161)	55,526

Net cash provided by (used in) operating and investing activities balance carried forward	(16,462)	54,711

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the three months ended March 31,

(In thousands)

	2012	2011
	(unaudited)
Net cash provided by (used in) operating and investing activities (balance brought forward)	$(16,462)	$54,711
Cash flows used in financing activities:
Net increase in deposits	21,594	3,781
Proceeds from Federal Home Loan Bank advances and other borrowings	26,537	20,221
Repayment of Federal Home Loan Bank advances and other borrowings	(28,893)	(45,010)
Decrease in advances by borrowers for taxes and insurance	(719)	(1,040)

Net cash provided by (used in) financing activities	18,519	(22,048)

Increase in cash and cash equivalents	2,057	32,663
Cash and cash equivalents at beginning of period	38,374	29,114

Cash and cash equivalents at end of period	$40,431	$61,777

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$2,187	$2,967
Income taxes paid	—	—
Transfers from loans to real estate acquired through foreclosure	2,123	1,300

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2011. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended March 2012, are not necessarily indicative of the results which may be expected for the entire year.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Camco and its wholly-owned subsidiary, Advantage Bank (“Advantage” or the “Bank”). All significant intercompany balances and transactions have been eliminated.

On March 31, 2011, Camco Financial Corporation dissolved Camco Title Agency, Inc. and sold certain of its assets to a third party. The balance sheet and results of operations of Camco Title were not material to the Corporation’s consolidated financial statements. For the three months ended March 31, 2011, Camco Title’s operations resulted in net income of $15,000.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of mortgage servicing rights, the valuation of deferred tax assets and other real estate owned. Actual results could differ from those estimates.

Summary

We believe the accounting estimates related to the allowance for loan losses, the capitalization, amortization, and valuation of mortgage servicing rights, deferred income taxes and other real estate owned are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period because they require us to make assumptions concerning the changes in the types and volumes of the portfolios, rates of future prepayments, and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on Camco’s assets reported on the balance sheet as well as its net earnings.

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

Each quarter, management analyzes the adequacy of the allowance for loan losses based on review of the loans in the portfolio along with an analysis of external factors (including current housing price depreciation, homeowners’ loss of equity, etc.) and historical delinquency and loss trends. The allowance is developed through specific components: 1) the specific allowance for loans subject to individual analysis, 2) the allowance for classified loans not otherwise subject to individual analysis and 3) the allowance for non-classified loans (primarily homogenous).

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

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under outstanding stock options. Diluted earnings per share is not computed for periods in which an operating loss is sustained. The computations were as follows for the periods ended March 31:

	For the three months ended March 31,
	2012	2011
	(In thousands)
BASIC:
Net Earnings	$413	$652
Weighted average common shares outstanding	7,220	7,206

Basic earnings per share	$0.06	$0.09

DILUTED:
Net Earnings	$413	$652
Weighted average common shares outstanding	7,220	7,206
Dilutive effect of stock options	—	—

Total common shares and dilutive potential common shares	7,220	7,206
Diluted earnings per share	$0.06	$0.09

Anti-dilutive options to purchase 581,666 and 606,241 shares of common stock with respective weighted-average exercise prices of $4.71 and $4.95 were outstanding at March 31, 2012 and 2011, respectively, but were excluded from the computation of common share equivalents for each of the three month periods, because the exercise prices were greater than the average market price of the common shares.

5.	Stock Based Compensation

The Corporation follows a fair-value based method for valuing stock-based compensation that measures compensation cost at the grant date based on the fair value of the award.

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted during the three months ended March 31, 2011:

2011
Fair value, calculated	$1.50
Exercise Price	$2.15
Risk-free interest rate	3.58%
Expected stock price volatility	57.30%
Expected dividend yield	—
Expected Life	10 years

In 2012 no options were granted as the Corporation awarded restricted shares in lieu of options related to goals achieved within the 2011 officer incentive plan.

A summary of the status of the Corporation’s stock option plans as of March 31, 2012 and December 31, 2011, and changes during the periods ending on those dates is presented below:

	Three Months ended March 31, 2012		Year ended December 31, 2011
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of period	587,342	$4.68	463,642	$5.84
Granted	—	—	161,538	2.14
Exercised	—	—	—	—
Forfeited	(676)	2.34	(29,338)	7.03
Expired	—	—	(8,500)	11.93

Outstanding at end of period	586,666	$4.68	587,342	$4.68

Options exercisable at period end	399,799	$5.78	317,467	$6.58

Weighted-average fair value of options granted during the period		$—		$1.49

The following information applies to options outstanding at March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.90 - $2.51	471,652	8.1	$2.39	284,785	$2.42
$8.92	19,260	5.8	8.92	19,260	8.92
$11.36 - $14.16	45,879	4.1	13.70	45,879	13.70
$16.13 - $17.17	49,875	2.1	16.44	49,875	16.44

	586,666	7.2	$4.68	399,799	$5.78

In 2009 the Company granted 50,000 restricted shares of stock out of the current authorized common stock related to an employment agreement. The issuance of restricted stock vests in four equal increments beginning in 2010.

In March 2012 the Company granted 262,500 shares of restricted stock awards with an impact to unearned/deferred compensation of $625,000 and additional paid in capital of $362,500. The stock was granted under the Camco Financial Corporation 2010 Equity Plan to officers within the Company based on 2011 performance. The restrictions on the shares granted generally lapse after vested one year. The grant date fair value per share of restricted stock is the stock price at close on grant date, which is expensed on a straight-line basis as the vesting period is obtained. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to voting rights and dividends if declared. A summary of restricted stock award activity for the period is presented below:

	Non-vested Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2011	37,500	$2.50
Vested	(12,500)	2.50

Non-vested balance at December 31, 2011	25,000	$2.50
Granted	262,492	2.38
Vested	(64,979)	2.40

Non-vested balance at March 31, 2012	222,513	$2.39

At March 31, 2012, there was approximately $523,000 of compensation cost that has not yet been recognized related to restricted stock awards. That cost is expected to be recognized over a remaining period of two years.

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

Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

	Carrying value	Fair value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$40,431	$40,431	$40,431	$—	$—
Investment securities available for sale	59,828	59,828	—	59,777	51
Investment securities held to maturity	3,006	3,062	—	3,062	—
Loans held for sale	5,583	5,702	—	5,702	—
Loans receivable	615,170	623,313	—	—	623,313
Federal Home Loan Bank stock	9,888	9,888	—	—	9,888
Accrued interest receivable	2,809	2,809	2,809	—	—
Financial liabilities
Deposits	$650,853	$642,333	$65,901	$—	$576,432
Advances from the Federal Home Loan Bank	63,519	67,480	—	—	67,480
Repurchase agreements	9,410	9,410	—	—	9,410
Subordinated debentures	5,000	4,928	—	—	4,928
Advances by borrowers for taxes and insurance	1,381	1,381	1,381	—	—
Accrued interest payable	1,730	1,730	1,730	—	—

	December 31, 2011
(in thousands)	Carrying value	Fair value
Financial assets
Cash and cash equivalents	$38,374	$38,374
Investment securities available for sale	17,845	17,845
Investment securities held to maturity	3,083	3,135
Loans held for sale	8,090	8,250
Loans receivable	639,177	639,477
Federal Home Loan Bank stock	9,888	9,888
Accrued interest receivable	2,945	2,945
Financial liabilities
Deposits	$629,259	$623,145
Advances from the Federal Home Loan Bank	63,604	67,951
Repurchase agreements	11,681	11,681
Subordinated debentures	5,000	4,928
Advances by borrowers for taxes and insurance	2,100	2,100
Accrued interest payable	1,693	1,693

The following table presents financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance	Level 1	Level 2	Level 3
March 31, 2012
Securities available for sale:
U.S. government sponsored enterprises	$58,355	$—	$58,355	$—
Corporate equity securities	51	—	—	51
Mortgage-backed securities	1,422	—	1,422	—
December 31, 2011
Securities available for sale:
U.S. government sponsored enterprises	$16,292	$—	$16,292	$—
Corporate equity securities	52	—	—	52
Mortgage-backed securities	1,501	—	1,501	—

The following table presents financial assets and liabilities measured on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance	Level 1	Level 2	Level 3
March 31, 2012
Impaired loans	$22,014	$—	$—	$22,014
Real estate acquired through foreclosure	12,608	—	—	12,608
December 31, 2011
Impaired loans	$22,956	—	—	$22,956
Real estate acquired through foreclosure	10,888	—	—	10,888

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

Allowance for loan losses as of March 31, 2012 and 2011 are summarized as follows:

(in thousands)	Construction	Consumer	Multi- Family	Land, Farm & Ag Loans	Residential	Commercial & Non- Residential	Commercial and Industrial	Total
Allowance for credit losses:
Beginning balance December 31, 2011	$35	$80	$2,484	$554	$8,277	$2,565	$537	$14,532
Charge-offs	—	—	(11)	—	(634)	—	(46)	(691)
Recoveries	—	—	8	1	50	10	39	108
Provision	393	(32)	(933)	488	(727)	1,781	35	1,005

Ending balance March 31, 2012	$428	$48	$1,548	$1,043	$6,966	$4,356	$565	$14,954

Beginning balance December 31, 2010	$166	$246	$2,860	$849	$8,050	$3,638	$1,061	$16,870
Charge-offs	—	(2)	—	—	(710)	(266)	(9)	(987)
Recoveries	—	1	6	195	135	88	89	514
Provision	(2)	33	(511)	(262)	487	1,968	(700)	1,013

Ending balance March 31, 2011	$164	$278	$2,355	$782	$7,962	$5,428	$441	$17,410

Allocation of the allowance for loan loss by segment to loans individually and collectively evaluated for impairment as follows:

At March 31, 2012 (in thousands)	Construction	Consumer	Multi- Family	Land, Farm & Ag Loans	Residential	Commercial & Non- Residential	Commercial and Industrial	Total
Individually evaluated for impairment	$4	$12	$412	$373	$424	$395	$27	$1,647
Collectively evaluated for impairment	$424	$36	$1,136	$670	$6,542	$3,961	$538	$13,307
Portfolio balances:
Collectively evaluated for impairment	$23,155	$3,410	$77,000	$12,686	$297,467	$157,537	$37,208	$608,463
Individually evaluated for impairment
With no related allowance	—	—	—	—	788	887	107	1,782
With related allowance	18	123	4,611	1,197	9,012	6,538	380	21,879

Ending balance	$23,173	$3,533	$81,611	$13,883	$306,267	$163,962	$37,695	$630,124

At December 31, 2011 (in thousands)	Construction	Consumer	Multi- Family	Land, Farm & Ag Loans	Residential	Commercial & Non- Residential	Commercial and Industrial	Total
Individually evaluated for impairment	$3	$41	$426	$208	$720	$335	$27	$1,760
Collectively evaluated for impairment	$32	$39	$2,058	$346	$7,557	$2,230	$510	$12,772
Portfolio balances:
Collectively evaluated for impairment	$23,857	$3,402	$83,246	$16,619	$307,057	$156,457	$38,355	$628,993
Individually evaluated for impairment
With no related allowance	—	—	51	—	1,945	695	112	2,803
With related allowance	19	128	4,633	1,203	8,922	6,612	396	21,913

Ending balance	$23,876	$3,530	$87,930	$17,822	$317,924	$163,764	$38,863	$653,709

Non-accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when the loan is more than three payments past due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is recognized when the loan is returned to accrual status and all the principal and interest amounts contractually due are brought current (minimum of six months), or future payments are reasonably assured. Future payments interest income will be recognized while the previous payments of interest (during non-accrual status) will not be recognized until payoff or refinance.

The following table details non-accrual loans at March 31, 2012 and December 31, 2011:

(in thousands)	Non-Accrual March 31, 2012	Non-Accrual December 31, 2011
Construction	$18	$19
Land, Farmland, Ag Loans	1,384	367
Residential	20,793	22,277
Commercial	1,830	1,879
Consumer	169	113
Commercial and industrial	160	212
Multi Family	—	51

Total	$24,354	$24,918

An age analysis of past due loans, segregated by class of loans were as follows:

March 31, 2012	Loans 30- 59 Days Past Due	Loans 60 - 89 or More Days Past Due	Loans 90+ Days Past Due	Total Past Due	Current	Total Loans	Accruing Loans 90 Days Past Due
(in thousands)
Construction	$—	$—	$—	$—	$23,173	$23,173	$—
Land, Farmland, Ag Loans	1,056	69	136	1,261	12,622	13,883	—
Residential / prime	1,478	1,146	7,530	10,154	234,021	244,175	—
Residential / subprime	2,241	1,319	6,016	9,576	52,516	62,092	—
Commercial	130	—	1,225	1,355	162,607	163,962	467
Consumer	6	6	83	95	3,438	3,533	—
Commercial and industrial	—	52	107	159	37,536	37,695	—
Multi Family	—	—	—	—	81,611	81,611	—

Total	$4,911	$2,592	$15,097	$22,600	$607,524	$630,124	$467

December 31, 2011	Loans 30- 59 Days Past Due	Loans 60 - 89 or More Days Past Due	Loans 90+ Days Past Due	Total Past Due	Current	Total Loans	Accruing Loans 90 Days Past Due
(in thousands)
Construction	$—	$—	$—	$—	$23,876	$23,876	$—
Land, Farmland, Ag Loans	103	—	136	239	17,583	17,822	—
Residential / prime	638	269	4,139	5,046	235,502	240,548	—
Residential / subprime	5,380	1,818	9,499	16,697	60,679	77,376	—
Commercial	462	527	638	1,627	162,137	163,764	—
Consumer	54	76	18	148	3,382	3,530
Commercial and industrial	45	—	114	159	38,704	38,863	—
Multi Family	—	—	51	51	87,879	87,930	—

Total	$6,682	$2,690	$14,595	$23,967	$629,742	$653,709	$—

Although we believe that the allowance for loan losses at March 31, 2012 is adequate to cover losses inherent in the loan portfolio at that date based upon the available facts and circumstances, there can be no assurance that additions to the allowance for loan losses will not be necessary in future periods, which could adversely affect our results of operations. Unemployment rates in our markets and Ohio in general, are close to the National average, but we are still experiencing some decline in values of residential real estate. Ohio in general has experienced some decreases in home values over the past five years like many regions in the U.S., which should comparatively mitigate losses on loans. Nonetheless, these factors, compounded by a very uncertain national economic outlook, may continue to increase the level of future losses beyond our current expectations.

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

We have included the following information with respect to impairment measurements relating to collateral-dependent loans for better understanding of our process and procedures relating to fair value of financial instruments:

•

Based on policy, a loan is typically deemed impaired (non-performing) once it has gone over three payments or 90 days delinquent or is considered a modification See the Modifications section below. Our management of the troubled credit will vary as will the timing of valuations, loan loss provision and charge offs based on a multitude of factors such as, cash flow of the business/borrower, responsiveness of the borrower, communication with the commercial banker, property inspections, property deterioration, and delinquency. Typically, a nonperforming, non-homogeneous collateral dependent loan will be valued and adjusted (if needed) within a time frame as short as 30 days or as many as 180 days after determination of impairment. If impaired, the collateral is then evaluated and an updated appraisal is most typically ordered. Upon receipt of an appraisal or other valuation, we complete an analysis to determine if the impaired loan requires a specific reserve or to be charged down to estimated net realizable value. The time frame may be as short as 30 days or as much as 180 days, when an appraisal is ordered.

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

•	When circumstances do not allow for an updated appraisal or Camco determines that an appraisal is not needed, the underlying collateral’s fair market value is estimated in the following ways:

•	Camco’s personnel property inspections combined with original appraisal review

•	County Auditor values

•	Broker price opinions

•	Various on-line fair market value estimation programs (i.e. Freddie Mac, Fannie Mae, etc).

Impaired loans are set forth in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Investment Income Recognized
(in thousands)	March 31, 2012			3 Months Ended March 31, 2012		3 Months Ended March 31, 2011
With no related allowance recorded:
Construction	$—	$—	$—	$—	$—	$—	$—
Land, Farmland, Ag Loans	—	—	—	—	—	509	19
Residential	788	1,117	—	831	—	3,518	46
Commercial	887	2,011	—	888	—	123	—
Consumer	—	—	—	—	—	—	—
Commercial and industrial	107	114	—	107	—	36	—
Multi Family	—	661	—	—	—	821	—

Total	$1,782	$3,903	$—	$1,826	$—	$5,007	$65

With a related specific allowance recorded:
Construction	$18	$18	$4	$18	$—	$—	$—
Land, Farmland, Ag Loans	1,197	1,197	373	1,200	4	328	—
Residential	9,012	9,158	424	9,049	83	2,907	3
Commercial	6,537	6,537	395	6,575	95	9,286	28
Consumer	123	138	12	125	2	—	—
Commercial and industrial	381	382	27	389	5	66	—
Multi Family	4,611	4,611	412	4,622	53	1,108	—

Total	$21,879	$22,041	$1,647	$21,978	$242	$13,695	$31

December 31, 2011 (in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$—	$—	$—	$—	$—
Land, Farmland, Ag Loans	—	—	—	—	—
Residential	1,945	3,579	—	2,273	7
Commercial	695	2,015	—	703	27
Consumer	—	—	—	—	—
Commercial and industrial	112	151	—	113	2
Multi Family	51	971	—	52	—

Total	$2,803	$6,716	$—	$3,141	$36

With a related specific allowance recorded:
Construction	$19	$—	$3	$—	$1
Land, Farmland, Ag Loans	1,203	1,216	208	1,276	74
Residential	8,922	9,033	720	8,233	456
Commercial	6,612	6,612	335	4,404	358
Consumer	128	100	41	25	—
Commercial and industrial	396	396	27	304	26
Multi Family	4,633	4,633	426	4,674	259

Total	$21,913	$21,990	$1,760	$18,916	$1,174

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

Based on the most recent analysis performed, the risk category of non-homogenous loans and leases is as follows:

	(Dollars in Thousands)
March 31, 2012	Pass	Watch	Special Mention	Substandard	Total(1)
Construction	$12,600	$10,555	$—	$18	$23,173
Land, Farmland, Ag Loans	11,975	169	286	1,453	13,883
Commercial	121,481	23,015	7,322	12,144	163,962
Commercial and industrial	32,262	4,865	317	251	37,695
Multi Family*	51,114	24,478	4,114	1,905	81,611

Total	$229,432	$63,082	$12,039	$15,771	$320,034

December 31, 2011	Pass	Watch	Special Mention	Substandard	Total(1)
Construction	$16,263	$7,594	$—	$19	$23,876
Land, Farmland, Ag Loans	15,894	173	292	1,463	17,822
Commercial	129,446	17,112	4,959	12,247	163,764
Commercial and industrial	33,064	5,154	336	309	38,863
Multi Family(2)	57,353	24,470	4,138	1,969	87,930

Total	$252,020	$54,503	$9,725	$16,007	$332,255

Homogeneous loans are monitored at 60+ days delinquent. See the above schedule on page 16 related to change in allowance for loans which includes all class of loans including the loans related to residential and consumer.

(1)	There were no doubtful loans as of March 31, 2012 or December 31, 2011.

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

The following presents by class, information related to loans modified in a TDR during the three months ended March 31, 2012.

	Loans Modified as a TDR for the Three Months Ended March 31, 2012
Troubled Debt Restructurings [1] (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end)
Residential—prime	5	$247
Residential—subprime	1	22
Commercial	1	300
Consumer Other	1	8
Total	8	$577

1	The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following presents by class, loans modified in a TDR from April 1, 2011 through March 31, 2012 that subsequently defaulted (i.e., 60 days or more past due following a modification) during the three months ended March 31, 2012.

	Loans Modified as a TDR Within the Previous Twelve Months That Subsequently Defaulted During the Twelve Months Ended March 31, 2012
(dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) 1
Residential—subprime	1	$102

Commercial and Industrial	1	52

Total	2	$154

1	The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

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

The above factors resulted in the continued movement of loans to nonperforming status during the past few years. In addition, many of these loans are collateral dependent real estate loans that the Bank is required to write down to fair value less estimated costs to sell, with the fair values determined primarily based on third party appraisals. Beginning in 2009 and continuing through 2012, appraised values have decreased significantly. As a result, in the past few years, the Bank’s evaluation of the loan portfolio and allowance for loan losses resulted in higher than normal net charge-offs and the need to record higher provision for loan losses over the past few years. The Company has made noted improvements over the past three years See Note 7. Allowance Loan Losses and related tables above and note C in the 10-K for the period ending December 31, 2011.

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

Net interest income, the amount by which interest income exceeds interest expense is affected by various factors, including changes in market interest rates due to the Federal Reserve Board’s monetary policy, the level and degree of pricing competition for both loans and deposits in our markets and the amount and composition of earning assets and interest-bearing liabilities. We have found that “core” deposit growth continues to be challenging in our markets but have continued to work with commercial borrowers to build banking relationships. The extended low rate environment and increased competition for deposits continue to put pressure on marginal funding costs, despite the continuing low market rates. Earnings related to net interest income continues to be challenged as net interest income and margin are impacted by changes in market interest rates based upon actions taken by the Federal Reserve either directly or through its Open Market Committee. Between 2007 and 2008, the Federal Reserve reduced the Federal Funds rate 500 basis points to a range of 0% to .25% and reduced the Discount Rate 575 basis points to .50%. These actions have caused a downward shift in short-term market interest rates and these rates have continued at historically low levels with expectations that the rates will not increase until 2014.

Discussion of Financial Condition Changes from December 31, 2011 to March 31, 2012

At March 31, 2012, Camco’s consolidated assets totaled $786.2 million, an increase of $19.1 million, or 2.5%, from December 31, 2011. The increase in total assets resulted primarily from increases in investment securities, offset partially by decreases in loans receivable and loans held for sale. Loans receivable decreased in the first quarter of 2012, primarily due to the slowing of production and continued expected payoffs which in turn decreased our concentration limits discussed in the 10K.

Advantage continues to monitor certain types of commercial loan growth related to regulatory guidance that suggests financial institutions not exceed 3x risk based capital in a concentration of commercial real estate. At March 31, 2012, Advantage’s ratio for this concentration was 3.98x risk based capital, approximately $55.1 million over the guidance limitation. Advantage has a number of continued pay downs approaching throughout 2012. Additionally, Advantage continues to monitor and control our concentration exposure through our concentration management plan that was implemented in 2011. Camco also plans to raise capital which would be provided to the bank to help correct and or eliminate the exposure and concentration limits.

Residential loan production has increased slightly in the first quarter of 2012. High unemployment rates in Ohio have fallen from 10.0% in 2010 to 8.1% at the end of 2011, this coupled with a slight decrease in loan rates in the 1st quarter of 2012 has resulted in some new residential home loan purchases and additional refinancing in the first quarter of 2012.

Management’s continued focus at the Bank has been on managing credit, reducing risk and concentrations within the loan portfolio and maintaining sufficient liquidity and capital in a distressed economic environment. Continuous progress is being made on addressing these issues, but we expect the distressed economic environment to continue through 2012 and into 2013.

Cash and interest-bearing deposits in other financial institutions totaled $40.4 million at March 31, 2012, an increase of $2.1 million, or 5.4%, from December 31, 2011. Cash has been held at higher levels as we continue to restructure the balance sheet by decreasing assets and liabilities when possible to improve our capital position in conjunction with ensuring that liquidity is also adequate

As of March 31, 2012, securities totaled $62.8 million, an increase of $41.9 million, or 200.2%, from December 31, 2011, due to the purchase of $45.0 million in securities at a weighted rate of .47%, offset partially by principal repayments and maturities of $2.9 million. A decrease of $23.6 million in the loan portfolio and an increase of $21.6 million in deposits has created additional liquidity that was utilized to purchase securities.

Loans receivable, including loans held for sale, totaled $620.8 million at March 31, 2012, a decrease of $26.5 million, or 4.1%, from December 31, 2011. The decrease resulted primarily from principal repayments of $68.5 million, loan sales of $26.2 million and $2.2 million of loans transferred to real estate owned offset partially by loan disbursements totaling $71.4 million. Principal repayments and payoffs are higher than 2011 on loans as we continue to improve our concentration levels related to commercial production. The reduction in residential real estate loan balances was intensified by the secondary market offering historically low long-term fixed rates during the first quarter of 2012. New purchase customers are currently more likely to choose fixed rate loans during this low rate environment. Due to the fact that Advantage normally sells fixed rate loans and does not hold them, the portfolio balance of residential loans continues to decrease.

Loan originations during the three-month period ended March 31, 2012 included $39.3 million of commercial loans, $29.0 million in loans secured by one- to four-family residential real estate and $3.1 million in consumer and other loans. Our intent is to continue to service our communities in one- to four-family residential, consumer and commercial real estate lending in the future and continue with our strategic plan of generating additional lending opportunities and core relationships.

During the three months of 2012, the average yield on loans was 5.28% a decrease of 28 basis points as compared to 5.56% for the same period in 2011. The decrease in yield is due to lower average loan balances coupled with lower effective rates in the loan portfolio during 2012. As we continue to have payoffs and adjustable rate loans re-price and originate new loans at the current lower rate environment we expect the yield on loans to continue to decrease slightly in 2012.

The allowance for loan losses totaled $15.0 million and $14.5 million at March 31, 2012, and December 31, 2011, representing 61.4% and 58.3% of nonperforming loans, respectively, at those dates. Nonperforming loans (loans with three payments delinquent plus nonaccrual loans) totaled $24.4 million and $24.9 million at March 31, 2012 and December 31, 2011, respectively, constituting 3.9% and 3.8% of total net loans, including loans held for sale. See the Allowance for loan losses footnote above for additional information related to change in allowance and delinquency. Net charge-offs totaled $583,000 for the three months ended March 31, 2012.

The following table sets forth information with respect to Advantage’s nonperforming assets for the periods indicated.

Loans accounted for on nonaccrual basis: (dollars in thousands)	March 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Total nonperforming loans	$24,354	$24,918	$33,779	$36,449	$53,528
Other real estate owned	12,608	10,888	10,096	9,660	5,841

Total nonperforming assets	$36,962	$35,806	$43,875	$46,109	$59,369
Allowance for loan losses	$14,954	$14,532	$16,870	$16,099	$15,747

Nonperforming loans as a percent of total net loans	3.92%	3.85%	4.92%	5.40%	6.91%
Nonperforming assets to total assets	4.70%	4.67%	5.38%	5.47%	5.93%
Allowances for loan losses as a percent of nonperforming loans	61.4%	58.3%	49.9%	44.2%	29.4%
Memo section:
Troubled debt restructurings
Loans and leases restructured and in compliance with modified terms	$15,873	$16,095	$7,122	$16,645	$11,440

Loans and leases restructured and not in compliance with modified terms	$6,054	$7,161	$9,276	$4,783	$12,882

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

At March 31, 2012, the Corporation’s other real estate owned (REO) consisted of 191 repossessed properties with a net book value of $12.6 million, an increase of $1.7 million, compared to December 31, 2011, due primarily to one large relationship. Initial loss is recorded as a charge to the allowance for loan losses. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The Corporation reflects costs to carry REO as period costs. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property.

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

Deposits totaled $650.9 million at March 31, 2012, an increase of $21.6 million, or 3.4%, from the total at December 31, 2011. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011		Change
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$67,573	0.00%	$62,881	0.00%	$4,692	0.00%
Interest-bearing demand	71,656	0.17	64,213	0.18	7,443	(0.01)
Money market	119,658	0.41	114,503	0.45	5,155	(0.04)
Savings	47,908	0.10	42,417	0.10	5,491	0.00
Certificates of deposit – retail	344,058	1.55	345,245	1.65	(1,187)	(0.10)

Total deposits	$650,853	0.92%	$629,259	1.01%	$21,594	(0.09)%

The decrease in certificates of deposits was primarily due to decreases in non-core customers (only certificate of deposit account). We continue to focus and implement our strategy of improving the long-term funding mix of the Bank’s deposit portfolio by developing “core relationships” with customers within our communities, small businesses and adding commercial and retail checking accounts. The Corporation is focused on its collection of core deposits. Core deposit balances, generated from customers throughout the Bank’s branch network, are generally a stable source of funds similar to long-term funding, but core deposits such as checking and savings accounts are typically less costly than alternative fixed-rate funding. The Corporation believes that this cost advantage makes core deposits a superior funding source, in addition to providing cross-selling opportunities and fee income possibilities. To the extent the Bank is able to grow its core deposits and continues to pay down borrowings and higher cost funds such as certificates of deposits, the cost related to these liabilities should decrease.

In 2010, we implemented a number of organizational and product development initiatives including a new suite of commercial and small business checking accounts, enhancements to our online business cash management system, and the launch of remote deposit capture solution. We believe these products will continue to help us be more competitive for business checking accounts. Additionally, in 2011 we implemented paperless statements which are less costly to the Bank, more efficient for many customers, and strategically add convenience products to enhance our banking products with current technology.

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

Advances from the FHLB and other borrowings totaled $77.9 million at March 31, 2012, a decrease of $2.4 million, or 2.9%, from the total at December 31, 2011. The decrease in borrowings was primarily due to balances in repurchase agreements which we believe is timing related to customer needs.

Stockholders’ equity totaled $46.1 million at March 31, 2012, an increase of $504,000, or 1.1%, from December 31, 2011. The increase resulted primarily from net earnings of $413,000 and $262,000 of restricted stock awards related to the 2011 officer incentive plan. This was partially offset by other comprehensive income related to the fair value of our investment securities in the amount of $73,000 and $393,000 of stock based compensation.

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and 2011

Camco’s net earnings for the three months ended March 31, 2012, totaled $413,000, a decrease of $239,000, from the net earnings of $652,000 reported in the comparable 2011 period. On a per share basis, the net earnings for the three months ended 2012 were $0.06, compared to $0.09 per share in the three months of 2011. The decrease in earnings was primarily attributable to decreased gain on sale of investments and net interest income which was offset partially by increased gain on sale of loans and decreased compensation, real estate owned and loan expenses.

Net Interest Income

Net interest income totaled $6.2 million for the three months ended March 31, 2012, a decrease of $421,000 or 6.4%, compared to the three months period ended March 31, 2011, generally reflecting the effects of a $22.6 million decrease in the average balance of interest earning assets coupled with the decrease of average yield on earning assets of 51 basis points. This was partially offset by a $49.0 million decrease in interest-bearing liabilities and a decrease of 35 basis points related to the cost of funding. Due to these changes the net interest margin decreased 13 basis points to 3.50% in 2012 compared to 3.63% of 2011.

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

Three Months Ended March 31,	2012			2011
(Dollars in thousands)	Average outstanding balance	Interest earned / paid	Average yield/ rate	Average outstanding balance	Interest earned / paid	Average yield/ Rate
Interest-earning assets:
Loans receivable (1)	$622,459	$8,213	5.28%	$640,908	$8,901	5.56%
Securities	41,303	87	0.84%	29,613	355	4.80%
FHLB stock	9,888	112	4.53%	14,888	339	9.11%
Other Interest-bearing accounts	32,969	1	.01%	43,783	7	0.06%

Total interest-earning assets	706,619	8,413	4.76%	729,192	9,602	5.27%
Noninterest-earning assets (2)	68,022			80,613

Total average assets	$774,641			$809,805

Interest-bearing liabilities:
Deposits	$573,826	1,551	1.08%	$604,208	2,189	1.45%
FHLB advances and other	78,691	673	3.42%	97,342	803	3.30%

Total interest-bearing liabilities	652,517	2,224	1.36%	701,550	2,992	1.71%
Noninterest-bearing deposits	64,970			50,613
Noninterest-bearing liabilities	11,381			11,392

Total average liabilities	728,868
Total average stockholders’ equity	45,773			46,250

Total liabilities and stockholders’ equity	$774,641			$809,805

Net interest income/Interest rate spread		$6,189	3.40%		$6,610	3.56%

Net interest margin (3)			3.50%			3.63%
Average interest-earning assets to average interest-bearing liabilities			108.3%			103.94%

(1)	Includes loans held for sale. Loan fees are immaterial.
(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses
(3)	Net interest income as a percent of average interest-earning assets

Interest income on loans totaled $8.2 million for the three months ended March 31, 2012, a decrease of $688,000, or 7.7%, from the comparable 2011 period. The decrease resulted primarily from a decrease in the average balance outstanding of $18.4 million, or 2.9%, from the comparable 2011 period. This is primarily related to slowed commercial production in the last quarter of 2011 and first quarter of 2012. This was coupled with higher loan payoffs, which were at higher rates than the new production that is being generated at our current low interest rate environment. This created a 28 basis point decrease in the average yield on loans.

Interest income on securities totaled $87,000 for the three months ended March 31, 2012, a decrease of $268,000, or 75.5%, from the first three month of 2011. The decrease was due primarily to a 396 basis point decrease in the average yield to 0.84% for the 2012 period. In early 2011 we sold investments for a gain on sale and have purchased new investments with additional cash on hand liquidity. These investments are shorter term and at current lower interest rates.

Dividend income on FHLB stock is paid a quarter in arrears. Due to our redemption of $20.0 million in January 2011, the yield was inflated for the first quarter of 2011. Therefore in the first quarter of 2011 interest was paid on $29.8 million. The current interest yield on the asset was comparable to the December 31, 2011 quarter. Interest income on other interest bearing accounts continues to be low due to higher balances needed to compensate for charges at correspondent banks, leaving less balance for interest calculation offset partially by a slight increase in rates. We will continue to deploy cash when available by paying down advances and borrowings in order to generate additional income.

Interest expense on deposits totaled $1.6 million for the three months ended March 31, 2012, a decrease of $638,000, or 29.2%, compared to the same period in 2011 due primarily to a 37 basis point decrease in the average cost of deposits to 1.08% in the current period, coupled with a $30.4 million, or 5.0%, decrease in average interest bearing deposits outstanding. While the cost of deposits was lower in 2012 compared to 2011, the cost of funds in 2012 is expected to stabilize as rates have been at low levels for the past few years. However, we will continue to re-price certificates of deposit in the current lower interest rate environment in 2012, which should decrease costs slightly if rates continue to be at the current low levels. Although, competitive pressures may limit our ability to reduce interest rates paid on deposits.

Interest expense on borrowings totaled $673,000 for the three months ended March 31, 2012, a decrease of $130,000, or 16.2%, from the same 2011 three months period. The decrease resulted primarily from a $18.7 million or 19.2% decrease in the average borrowings outstanding, offset partially by a 12 basis point increase in the average cost of borrowings to 3.42%. This increase is due to longer term FHLB advances of approximately $46.5 million at higher rates that have a weighted term of 2.6 years. Due to the high pre-payment penalties we have not made the decision to pay-down such advances.

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

Camco’s loan quality has been negatively impacted by conditions within our market areas which have caused declines in real estate values and deterioration in the financial condition of some of our borrowers. These conditions have led Camco to downgrade the loan quality ratings on various loans through our loan review process. In addition, some of our loans became under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral. As a result, Camco’s provision for loan losses, net charge-offs and nonperforming loans were significantly higher than historical levels in 2009 and 2010. The company made noted improvement in 2011 and continues to improve in 2012. See item 7. Allowance Loan Losses and related tables above in the notes to Consolidated Financial Statements.

Camco’s net loan charge-offs and provision for loan losses in recent years has been impacted by ongoing workout efforts on existing impaired loans. The efforts have included negotiating reduced payoffs and the sale of underlying collateral –or short sales coupled with charging down values to net realizable or fair value of the underlying collateral. Management believes these actions continue to be prudent during the current economic environment.

Based upon an analysis of these factors, the continued economic outlook and new production we recorded a provision for losses on loans of $1.0 million for the three months ended March 31, 2012. We believe our loans are adequately reserved for probable losses inherent in our loan portfolio at March 31, 2012. However, there can be no assurance that the loan loss allowance will be adequate to absorb actual losses. See item 7. Allowance for Loan Losses for additional information above in the notes to Consolidated Financial Statements.

Other Income

Other income totaled $2.0 million for the three months ended March 31, 2012, a decrease of $988,000, or 33.3%, from the comparable 2011 period. The decrease in other income was primarily attributable to a $1.3 million decrease in gain on sale of investments, offset partially by the increase in gain on sale of loans.

The decrease in gain on sale of investments can be attributed to the fact that there were no sales in 2012. Gain on sale of loans increased in 2012 primarily due to 2011 including the sale of three portfolio loans at a loss of $433,000, which was offset by the 2011 year to date gain on the sale of mortgage loans of $463,000. When comparing the three months ended March 31, 2012 versus 2011 the gain on sale of mortgage loans increased $101,000.

General, Administrative and Other Expense

General, administrative and other expense totaled $6.7 million for the three months ended March 31, 2012 a decrease of $651,000 or 8.8%, from the comparable period in 2011. The decrease in general, administrative and other expense was primarily due to decreases in real estate owned and other expense, other loan fees and employee compensation and benefit expenses. These decreases were partially offset by an increase in professional services.

The decrease in real estate owned and other expense of $183,000 is primarily due to the prepayment of FHLB borrowings in the first quarter of 2010. The decrease of $258,000 in other loan expense was due to lower classified asset expenses in the first quarter of 2012.

Employee compensation and benefits decreased primarily due to a decrease in the total number of employees. This is coupled with additional provisions related to the net fees recognized under FAS 91 which are related to higher production levels.

The increase in professional services is related to additional legal expenses related to our exploration of capital raising alternatives.

Federal Income Taxes

Federal income taxes totaled $37,000 for the three months ended March 31, 2012 a decrease of $511,000 compared to the three months ended March 31, 2011. This decrease reflects the change for 2012 in the valuation allowance against the Corporation’s net deferred tax asset. In 2011, the Corporation sold available for sale investments that were no longer carrying a deferred position and recorded tax expense related to such transactions.

The Corporation recorded a 100% valuation allowance against the net deferred tax asset in 2011. Based on the available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. A cumulative tax loss position is considered significant negative evidence in assessing the realization of a net deferred tax asset, which is difficult to overcome. Reversal of the valuation allowance can be realized in the future based on estimates of projected taxable income.

The Corporation has a net operating loss carry forward for tax purposes of approximately $4.8 million at March 31, 2012. This compares to a net operating loss carry forward of approximately $7.2 million at December 31, 2011. As the Corporation returns to profitability, future earnings may benefit from the current operating loss carry-forwards.

Additional Capital

The FDIC and Ohio Division entered into a new consent order (the “New Consent Order”) with Advantage in February 2012, which replaced the Prior Consent Order. This New Consent Order requires, Advantage, among other things, to: (i) add two independent directors to Advantage’s Board; (ii) increase its Tier 1 leverage capital to 9% and its total risk based capital to 12.0%; (iii) develop and submit a capital plan; (iv) implement plans to reduce its classified assets and loan concentrations; (v) ensure the establishment of a comprehensive policy and methodology for determining the adequacy of the allowance for loan and lease losses; (vi) seek regulatory approval prior to declaring or paying any cash dividend; and (vii) adopt and develop a strategic plan, liquidity plan, profit plan and budget. The Corporation’s Tier 1 capital at March 31, 2012 did not meet the requirements set forth in the New Consent Order or the Memorandum of Understanding (the “MOU”) that Camco entered into with the Federal Reserve Board of Governors (“FRB”) on March 4, 2009 as those agreements are discussed under “Liquidity and Capital Resources” below. As a result, the Corporation will need to increase capital levels to meet the standards set forth by the FDIC, Ohio Division and FRB. The Corporation has engaged an investment banking firm and has developed a capital plan that includes, but is not limited to, the potential for balance sheet reduction, the sale of branches, sale of the Bank, issuing common stock, preferred stock, debt or some combination of those issuances, or other financing alternatives that will be treated as capital. Although the Corporation anticipates raising additional capital, the Board of Directors has not yet determined the type, timing, amount, or terms of possible securities to be issued in the offering, and there are no assurances that an offering will be completed or that the Corporation will succeed in this endeavor. On July 11, 2011, the Board decided to file a Form S-1 for a public rights offering. This is only one of several alternatives currently being evaluated by the Board and there is no assurance that this be the final capital raising measure pursued. However, the Board believed it was prudent to make the filing so that it could move quickly once its evaluation of available alternatives is complete. In addition, a transaction, which would likely involve equity financing would result in substantial dilution to current stockholders and could adversely affect the price of the Corporation’s common stock.

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

Camco is a single bank holding company with its primary source of liquidity derived from dividends received from the Bank which are dependent on the Bank’s cash flow and earnings. Ohio statutes also impose certain limitations on a bank’s payment of dividends and other capital distributions. Currently, the New Consent Order prohibits the Bank from paying a dividend to Camco without prior approval of the FDIC and Ohio Division. Camco has $5.0 million in trust preferred securities outstanding with a maturity date of 2037 and a provision that provides for a deferment of interest payment for up to 20 consecutive quarters without default, if required. Based on notification received from the FRB on April 30, 2009, Camco was required to exercise this provision to defer interest payments and has deferred a total of twelve quarters as of March 31, 2012. Further, as a result of entering into the MOU, Camco is prohibited from paying dividends to our stockholders without first obtaining the approval of the FRB. Our ability to pay dividends to stockholders is dependent on our net earnings. Increases in loan losses or higher regulatory capital reserve requirements may also jeopardize our ability to pay dividends.

The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations. Core relationship deposits are the primary source of the Bank’s liquidity. As such, the Bank focuses on deposit relationships with local business and consumer clients with a strategy to increase the number of services/products per client. The Corporation views such deposits as the foundation of its long-term liquidity, because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors compared to large time deposits or wholesale purchased funds.

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

Liquid assets consist of cash and interest-bearing deposits in other financial institutions, investments and mortgage-backed securities. Approximately $9.5 million, or 15.9%, of our investment portfolio is expected to mature or prepay during the next 12 months. While these maturities could provide a source of liquidity in the short term, the collateral requirements of public deposits and repurchase agreements limit our ability to use these funds freely. State and local political subdivision deposits equaled $24,000 at March 31, 2012, and $2.0 million at December 31, 2011.

Liquidity sources also include deposits, borrowings and principal and interest repayments on loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are influenced more by interest rates, general economic conditions, and competition and are difficult to predict. Approximately $190.6 million of the Corporation’s certificate of deposit portfolio is scheduled to mature during the next 12 months. Depositors continue a preference toward short-term certificates or other issuances less than 18 months. The shorter term preference places additional liquidity pressure on the Corporation, however, management has seen a weakening in competition for deposits in the current economic environment. A material loss of these short-term deposits could force us to seek funding through contingency sources, which may negatively impact earnings.

Management may augment liquidity and core deposit funding utilizing diversified and reliable sources of wholesale funds. Borrowings with up to one year maturity may be used to compensate for reduction in other sources of funds or to support lending activities. The Bank’s loan portfolio and FHLB stock provide collateral to support its borrowing needs. Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions. One wholesale funding source historically used by the Bank is brokered deposits. At March 31, 2012 all such deposits have matured and been paid off.

FHLB advances are another funding source. While significant strategic and tactical focus is currently being placed on deposit growth, borrowings and additional borrowing capacity at the FHLB are still vital sources of liquidity and growth funding. However, our total borrowing capacity at the FHLB is dependent on the level of eligible collateral assets held by the Bank and the Bank’s credit rating with the FHLB. Available capacity at the FHLB has been increased by pay downs of advances during 2012. The inability of the Bank to access contingency funding from the FHLB may significantly limit our growth and negatively affect earnings; however, the Bank has improved on-balance-sheet liquidity in response to FHLB’s higher collateral maintenance requirements.

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

The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as March 31, 2012.

	Payments due by period
	Less than 1 year	1 – 3 Years	3 – 5 years	More than 5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$289	$376	$241	$21	$927
Advances from the FHLB	22,000	15,207	20,216	6,096	63,519
Repurchase agreements	9,410	—	—	—	9,410
Certificates of deposit	190,551	115,181	38,279	47	344,058
Subordinated debentures (1)	—	—	—	5,000	5,000
Ohio equity funds for housing	101	196	243	5	545
Deferred Compensation	244	444	436	1,201	2,325
Amount of commitments expiring per period:
Commitments to originate loans:
Revolving open-end lines secured by 1-4 residential properties	$39,801	$—	$—	$—	$39,801
Commercial and industrial loans	21,471	—	—	—	21,471
One- to four-family construction loan	1,501	—	—	—	1,501
Commercial real estate, other construction loan and land development	15,949	—	—	—	15,949
Commercial and industrial and other unused commitments	9,626	—	—	—	9,626
Letters of credit	331	—	—	—	331

Total contractual obligations	$311,274	$131,404	$59,415	$12,370	$514,463

(1)	The subordinated debentures are redeemable, at Camco’s option.

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

As a result of the MOU with the FRB, Camco has deferred further interest payments on the subordinated debt securities relating to the trust preferred securities of Camco Financial Corporation Trust 1. The Company has the right under the indenture for the subordinated debt securities to defer interest payments for up to 20 consecutive calendar quarters. The deferral provisions for the securities were intended to provide the Corporation with a measure of financial flexibility during times of financial stress due to market conditions, such as the current state of the financial and real estate markets.

As a result of the Corporation’s exercise of its contractual right to defer interest payments on its subordinated debt securities, it is likely that the Corporation will not have access to the trust preferred securities market until the Corporation becomes current on those obligations. This may also adversely affect the Corporation’s ability in the market to obtain debt financing. Therefore, the Corporation is likely to have greater difficulty in obtaining financing and, thus, will have fewer sources to enhance its capital and liquidity position. In addition, the Corporation will be unable to pay dividends on its common stock until such time as the Corporation is current on interest payments on its subordinated debt securities. Currently, there is no market for trust preferred securities.

Camco and Advantage are required to maintain minimum regulatory capital pursuant to federal regulations and the New Consent Order. The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at March 31, 2012:

	Actual		For capital Adequacy purposes			To be “well- capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$58,525	9.71%	>$	48,202	> 8.0%	>$	60,252	10.0%
Advantage Bank	$56,053	9.31%	>$	48,173	> 8.0%	>$	60,216	10.0%
Tier I capital to risk-weighted assets:
Camco Financial Corporation	$50,907	8.45%	>$	24,101	> 4.0%	>$	36,151	6.0%
Advantage Bank	$48,435	8.04%	>$	24,086	> 4.0%	>$	36,129	6.0%
Tier I leverage to average assets:
Camco Financial Corporation	$50,907	6.56%	>$	31,043	> 4.0%	>$	38,804	5.0%
Advantage Bank	$48,435	6.26%	>$	30,973	> 4.0%	>$	38,715	5.0%

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

Advantage entered into a consent agreement with the FDIC and the Division that provided for the issuance of the Prior Consent Order. This Prior Consent Order was replaced by the New Consent Order on February 9, 2012. The New Consent Order requires Advantage to, among other things, (i) increase its Tier 1 risk based capital to 9% by March 31, 2012; and (ii) seek regulatory approval prior to declaring or paying any cash dividend. Therefore, Advantage must maintain 9% Tier 1 Capital to be deemed “adequately capitalized”. As a result of the New Consent Order, Advantage remains disqualified as a public depository under Ohio law and will incur higher premiums for FDIC insurance of its accounts. Currently, Advantage is not in compliance with the Tier 1 capital requirement of the New Consent Order.

As a result of the recent downturn in the financial markets, the availability of many sources of capital (principally to financial service companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the downturn. Management cannot predict when or if the capital markets will return to more favorable conditions.

There can be no assurances that the Corporation will be successful in its efforts to raise additional capital during 2012. An equity financing transaction would result in substantial dilution to the Corporation’s current stockholders and could adversely affect the market price of the Corporation’s common stock. We are unable to predict if these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to the regulatory restrictions which exist that prohibit dividends between the Bank and Camco, which may cause Camco to be unable to meet its financial obligations in the normal course of business. Further, a material failure to comply with the provisions of the MOU, Camco Agreement or New Consent Order could result in additional enforcement actions by the FDIC, the Ohio Division or the FRB.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4:	Controls and Procedures

Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Camco’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures were effective as of March 31, 2012. During the quarter ended March 31, 2012, there were no changes in Camco’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Camco’s internal controls over financial reporting.

PART II – OTHER INFORMATION

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

There are no material changes from the risk factors previously disclosed in the Corporation’s Form 10-K for the year ended December 31, 2011. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Corporation. Additional risks and uncertainties not currently known to the Corporation or that management currently deems to be immaterial also may materially adversely affect the Corporation’s business, financial condition or operating results. Moreover, the Corporation undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by the Corporation or any of its directors, officers, employees or other representatives, unless and until any such revisions or updates are expressly required to be disclosed by securities laws or regulations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

The 2012 Annual Meeting of the Stockholders (the “Annual Meeting”) of the Corporation has been moved to later in the summer of 2012. As such, the date of the Annual Meeting will have changed by more than 30 days from the anniversary of the Corporation’s 2011 Annual Meeting. In accordance with Rule 14a-5(f) and Rule 14a-8(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation considered stockholder proposals submitted pursuant to Rule 14a-8 for inclusion in the Corporation’s proxy materials for the Annual Meeting to have been submitted in a timely fashion if such proposals were received by the Corporation no later than January 4, 2012. Such proposals should have been delivered by certified mail to the attention of the Corporate Governance and Nominating Committee of Camco Financial Corporation at 814 Wheeling Avenue, Cambridge, Ohio, 43725.

ITEM 6. Exhibits

Exhibit 3(i)	Third Restated Certificate of	Incorporated by reference to Camco’s
	Incorporation of Camco Financial	Annual Report on Form 10-K for the fiscal
	Corporation, as amended	year ended December 31, 2003, Film no.
04668873 (“2003 Form 10-K), Exhibit 3(i)

Exhibit 3(ii)	2003 Amended and Restated	Incorporated by reference to Camco’s
	By-Laws of Camco Financial	Annual Report on Form 10-K for the
	Corporation	fiscal year ended December 31, 2006,
Exhibit 3(ii)

Exhibit 10	2011 Incentive Award Plan	Incorporated by reference to Camco’s
8-K filed on April 26, 2011

Exhibit 10.1	New Consent Order with	Incorporated by reference to Camco’s
	And the State of Ohio,	Report on Form 8-K filed on February 15, 2012
Division of Financial Institutions

Exhibit 31(i)	Section 302 certification by
Chief Executive Officer

Exhibit 31(ii)	Section 302 Certification by
Chief Financial Officer

Exhibit 32(i)	Section 1350 certification by
Chief Executive Officer

Exhibit 32(ii)	Section 1350 certification by
Chief Financial Officer

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Link base Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Link base Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Link base Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2012	By:	/s/ James E. Huston
James E. Huston
Chief Executive Officer

Date: May 11, 2012	By:	/s/ John E. Kirksey
John E. Kirksey
Chief Financial Officer