Form 10-Q/A
period 2010-09-30
CAMCO FINANCIAL CORP
filed 2012-07-13
CIK 16614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10–Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 0-25196

CAMCO FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	51-0110823
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

814 Wheeling Avenue, Cambridge, Ohio	43725-9757
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting Corporation	☒

Indicate by checkmark whether the registrant is a shell Corporation (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2010, the latest practicable date, 7,205,595 shares of the registrant’s common stock, $1.00 par value, were outstanding.

Camco Financial Corporation

EXPLANATORY NOTE

We are filing this Amendment to our Form 10-Q for the period ended September 30, 2010 to amend Item 5. Other Information and Item 6. Exhibits to include the form of Salary Continuation Agreements adopted as of September 1, 2010. Except as described above, the remainder of the Form 10-Q is unchanged and does not reflect events occurring after the original filing of the Form 10-Q on November 15, 2010.

PART II

ITEM 5.	Other Information

Advantage Bank (the “Bank”), a wholly-owned subsidiary of Camco Financial Corporation (“Camco”), has entered into salary continuation agreements with each of James E. Huston, Chief Executive Officer, President and Chairman of the Board of Camco and the Bank, Troy D. Greenwalt, Senior Vice President in charge of commercial banking at the Bank, and John E. Kirksey, Senior Vice President, Chief Financial Officer and Treasurer of Camco and the Bank (collectively, Messrs. Huston, Greenwalt and Kirksey, the “Executives”). The agreements for Messrs. Huston and Greenwalt became effective as of September 1, 2010.

The SCAs are unfunded arrangements maintained to provide supplemental retirement benefits for the Executives. Pursuant to the SCAs, the Bank will pay to such Executive upon a Separation from Service (as defined in the SCA) an annual benefit of $66,281 for Mr. Huston, $18,000 for Mr. Greenwalt and $16,200 for Mr. Kirksey, which payment shall be divided into 12 equal monthly payments for ten years following the Separation from Service. The Executives are eligible to receive such benefits if the Separation from Service occurs after a certain date, which for Messrs. Greenwalt and Kirksey is the date such Executive reaches the age of 65 and for Mr. Huston is September 30, 2013 (“Eligibility Date”). Before the Eligibility Date, if a Separation from Service occurs within 24 months following a change in control (as defined in the SCA), the Bank will pay the Executive the same monthly payment for each of ten years immediately following the Separation from Service. If death occurs prior to Separation from Service, regardless of age, a beneficiary will be paid the same monthly payment for ten years. If the time of death of the Executive occurs after the Separation from Service and during the time of distribution, the Bank shall continue to make the remaining payments to the beneficiary as if the Executive had survived. If prior to the Eligibility Date, the Executive experiences a disability (as defined in the SCA) or his employment is terminated for any reason other than death, a change in control or for cause, then he shall receive a lump sum payment of 100% of his Account Value (as defined in the SCA) within thirty days of the disability or termination of employment. Generally, the Account Values grow each month until the Eligibility Date for each individual, at which time the Account Value equals approximately the present value of all of the sum of all of the payments that would be due to the individual if upon a Separation from Service after the Eligibility Date. The Executives will not be entitled to any benefit in the event that their employment is terminated for cause (as defined in the SCA) or due to a removal or prohibition by any federal banking agency.

The foregoing summary is qualified by reference to the form of SCA, a copy of which is attached to the Form 8-K filed on May 16, 2012 as Exhibit 10.1.

ITEM 6.	Exhibits

Exhibit 10.1	Form of Salary Continuation Agreement (incorporated by reference from Exhibit 10.1 the Form 8-K filed on May 16, 2012)

Exhibit 11	Statement regarding computation of per share earnings (incorporated by reference from Note 4 on page 11 of the Form 10-Q filed on November 15, 2010)

Camco Financial Corporation

Exhibit 31(i)	Section 302 Certification by Chief Executive Officer (filed previously as Exhibit 31(i) the Form 10-Q filed on November 15, 2010)

Exhibit 31(ii)	Section 302 Certification by Chief Financial Officer (filed previously as Exhibit 31(ii) the Form 10-Q filed on November 15, 2010)

Exhibit 31(iii)	Section 302 Certification by Chief Executive Officer (filed herewith)

Exhibit 31(iv)	Section 302 Certification by Chief Financial Officer (filed herewith)

Exhibit 32(i)	Section 1350 Certification by Chief Executive Officer (filed previously as Exhibit 32(i) the Form 10-Q filed on November 15, 2010)

Exhibit 32(ii)	Section 1350 Certification by Chief Financial Officer (filed previously as Exhibit 32(ii) the Form 10-Q filed on November 15, 2010)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMCO FINANCIAL CORPORATION

Date: July 13, 2012	By:	/s/ James E. Huston
James E. Huston
Chief Executive Officer

4