Form 10-K/A
period 2010-12-31
CAMCO FINANCIAL CORP
filed 2012-07-13
CIK 16614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

We are filing this Amendment to our Form 10-K for the fiscal year ended December 31, 2010 to amend the exhibits listing to include Exhibit 10(xxvii) 2010 Salary Continuation Agreement. Except as described above, the remainder of the Form 10-K is unchanged and does not reflect events occurring after the original filing of the Form 10-K on March 30, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibits.

3(i)	Certificate of Incorporation

3(ii)	Bylaws

4	Letter of Agreement to Furnish Copies of Long-term Debt Instruments and Agreements

10(i)	Employment Agreement between Camco and James E. Huston

10(ii)	Form of 2002 Salary Continuation Agreement

10(iii)	Form of 1996 Salary Continuation Agreement

10(iv)	Form of Executive Deferred Compensation Agreement

10(v)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan

10(vi)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan

10(vii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan

10(viii)	Camco Financial Corporation 2002 Equity Incentive Plan

10(ix)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan

10(x)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan

10(xi)	Camco Financial Corporation 1995 Stock Option and Incentive Plan

10(xii)	Westwood Homestead Financial Corporation 1997 Stock Option Plan

10(xiii)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan

10(xiv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan

10(xv)	2010 Incentive Award Plan

10(xvi)	Change of Control Agreement including Attachment A listing participants

10(xvii)	Restricted Stock Award Agreement of James E. Huston

10(xviii)	Stock Option Award Agreement of James E. Huston

10(xix)	Amendment to 1997 Stock Option Plan

10(xx)	Amendment to 2002 Stock Option Plan

10(xxi)	Amendment to Change of Control Agreements

10(xxii)	Amendment to Salary Continuation Agreements

10(xxiii)	2009 Cease and Desist Order

10(xxiv)	Camco Financial Corporation 2010 Equity Plan

10(xxv)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity Plan

10(xxvi)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity Plan

10(xxvii)	2010 Salary Continuation Agreement

11	Statement regarding computation of per share earnings

14	Code of Ethics

21	Subsidiaries of Camco

23	Consent of Plante & Moran PLLC regarding Camco’s Consolidated Financial Statements and Form S-8

31(i)	Certification of Chief Executive Officer

31(ii)	Certification of Chief Financial Officer

31(iii)	Certification of Chief Executive Officer

31(iv)	Certification of Chief Financial Officer

32(i)	Certification of Chief Executive Officer

32(ii)	Certification of Chief Financial Officer

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Camco Financial Corporation

	By	/s/ James E. Huston
James E. Huston,
July 13, 2012		Chairman, President, Chief Executive Officer

INDEX TO EXHIBITS

ITEM	DESCRIPTION	DOCUMENT REFERENCE
Exhibit 3(i)	Third Restated Certificate of Incorporation of Camco Financial Corporation, as amended	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Film no. 04668873 (“2003 Form 10-K”), Exhibit 3(i)

Exhibit 3(ii)	2003 Amended and Restated By-Laws of Camco Financial Corporation	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, film no. 07695291 Exhibit 3(ii)

Exhibit 4	Letter of Agreement to Furnish Copies of Long-term Debt Instruments and Agreements	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, film no. 11720481 (“2010 Form 10-K”), Exhibit 4

Exhibit 10(i)	Employment Agreement dated December 31, 2008, by and between Camco Financial Corporation and James E. Huston	Incorporated by reference to Camco’s 8-K filed on January 7, 2009, film no. 09512081, Exhibit 10

Exhibit 10(ii)	Form of 2002 Salary Continuation Agreement, including individualized Schedule A’s for each participant	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(iv)

Exhibit 10(iii)	Form of 1996 Salary Continuation Agreement, including Schedule A for Edward A. Wright	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 film no. 05684554 (“2004 Form 10-K”), Exhibit 10(iv)

Exhibit 10(iv)	Form of Executive Deferred Compensation Agreement	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(vi)

Exhibit 10(v)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90142, Exhibit 4.01

Exhibit 10(vi)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s 2004 Form 10-K, Exhibit 10(vii)

Exhibit 10(vii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s 2004 Form 10-K, Exhibit 10(viii)

Exhibit 10(viii)	Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90152, Exhibit 4.01

Exhibit 10(ix)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s Form 8-K filed on February 2, 2005, film no. 05570393 (“2005 8-K”), Exhibit 10.5

INDEX TO EXHIBITS (continued)

ITEM	DESCRIPTION	DOCUMENT REFERENCE
Exhibit 10(x)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s 2004 Form 10-K, Exhibit 10(xi)

Exhibit 10(xi)	Camco Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90166, Exhibit 4.01

Exhibit 10(xii)	Westwood Homestead Financial Corporation 1997 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on January 5, 2000, File Number 333-94113, Exhibit 4.01

Exhibit 10(xiii)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8-K, Exhibit 10.4

Exhibit 10(xiv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8-K, Exhibit 10.3

Exhibit 10(xv)	2010 Incentive Award Plan	Incorporated by reference to the Form 8-K filed on February 1, 2010, as amended by the Form 8-K on February 5, 2010

Exhibit 10(xvi)	Change of Control Agreement including Attachment A listing participants	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 film no. 09689952 (“2008 Form 10-K”) Exhibit 10(xvii)

Exhibit 10(xvii)	Restricted Stock Award Agreement of James E. Huston	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xviii)

Exhibit 10(xviii)	Stock Option Award Agreement of James E. Huston	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xix)

Exhibit 10(xix)	First Amendment to Westwood 1997 Stock Option and Incentive Plan	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xx)

Exhibit 10(xx)	First Amendment to Camco 2002 Equity Incentive Plan	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xxi)

Exhibit 10(xxi)	Second Amendment to Change of Control Agreements	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xxii)

Exhibit 10(xxii)	First Amendment to Salary Continuation Agreements	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xxiii)

Exhibit 10(xxiii)	2009 Cease and Desist Order	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Exhibit 10(xxiv)

Exhibit 10(xxiv)	2010 Camco Financial Corporation Equity Plan	Incorporated by reference from Exhibit A to the Definitive Proxy filed on April 19, 2010

INDEX TO EXHIBITS (continued)

ITEM	DESCRIPTION	DOCUMENT REFERENCE
Exhibit 10(xxv)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity Plan	Incorporated by reference to the Form 8-K filed on March 10, 2011, Exhibit 10.1

Exhibit 10(xxvi)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity Plan	Incorporated by reference to the Form 8-K filed on March 10, 2011, Exhibit 10.2

Exhibit 10(xxvii)	2010 Salary Continuation Agreements	Incorporated by reference to the Form 8-K filed on May 16, 2012, Exhibit 10.1

Exhibit 11	Statement regarding computation of per share earnings	Incorporated by reference to the 2010 Form 10-K, Exhibit 11

Exhibit 14	Code of Ethics	Camco elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.camcofinancial.com

Exhibit 21	Subsidiaries of Camco	Incorporated by reference to the 2003 Form 10-K, Exhibit 21

Exhibit 23	Consent of Plante & Moran PLLC	Incorporated by reference to the 2010 Form 10-K, Exhibit 23

Exhibit 31(i)	Section 302 Certification by Chief Executive Officer	Previously filed with the 2010 Form 10-K, Exhibit 31(i)

Exhibit 31(ii)	Section 302 Certification by Principal Financial and Accounting Officer	Previously filed with the 2010 Form 10-K, Exhibit 31(ii)

Exhibit 31(iii)	Section 302 Certification by Chief Executive Officer	Filed herewith

Exhibit 31(iv)	Section 302 Certification by Principal Financial and Accounting Officer	Filed herewith

Exhibit 32(i)	Section 1350 Certification by Chief Executive Officer	Previously filed with the 2010 Form 10-K, Exhibit 32(i)

Exhibit 32(ii)	Section 1350 Certification by Principal Financial and Accounting Officer	Previously filed with the 2010 Form 10-K, Exhibit 32(ii)