Form 10-K/A
period 2011-12-31
CAMCO FINANCIAL CORP
filed 2012-07-13
CIK 16614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

☒	ANNUAL REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

We are filing this Amendment to our Form 10-K for the fiscal year ended December 31, 2011 to amend the exhibits listing to include Exhibit 10(xxxi) 2010 Salary Continuation Agreement. Except as described above, the remainder of the Form 10-K is unchanged and does not reflect events occurring after the original filing of the Form 10-K on March 30, 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibits.

	3(i)	Certificate of Incorporation

	3(ii)	Bylaws

	4	Letter of Agreement to Furnish Copies of Long-term Debt Instruments and Agreements

	10(i)	Employment Agreement between Camco and James E. Huston

	10(ii)	Form of 2002 Salary Continuation Agreement

	10(iii)	Form of 1996 Salary Continuation Agreement

	10(iv)	Form of Executive Deferred Compensation Agreement

	10(v)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan

	10(vi)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan

	10(vii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan

	10(viii)	Camco Financial Corporation 2002 Equity Incentive Plan

	10(ix)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan

	10(x)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan

	10(xi)	Camco Financial Corporation 1995 Stock Option and Incentive Plan

	10(xii)	Westwood Homestead Financial Corporation 1997 Stock Option Plan

	10(xiii)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan

	10(xiv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan

	10(xv)	2011 Incentive Award Plan

	10(xvi)	Change of Control Agreement including Attachment A listing participants

	10(xvii)	Restricted Stock Award Agreement of James E. Huston

	10(xviii)	Stock Option Award Agreement of James E. Huston

	10(xix)	Amendment to 1997 Stock Option Plan

	10(xx)	Amendment to 2002 Stock Option Plan

	10(xxi)	Amendment to Change of Control Agreements

	10(xxii)	Amendment to Salary Continuation Agreements

	10(xxiii)	2009 Cease and Desist Order

	10(xxiv)	Camco Financial Corporation 2010 Equity Plan

	10(xxv)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity Plan

	10(xxvi)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity Plan

	10(xxvii)	Post 2011 Deferred Directors Compensation Plan

	10(xxviii)	Salary Continuation Agreement for James E. Huston

	10(xxix)	2012 Consent Order

	10(xxx)	Second Amendment to Deferred Directors Compensation Plan

	10(xxxi)	2010 Salary Continuation Agreement

	11	Statement regarding computation of per share earnings

	21	Subsidiaries of Camco

	23	Consent of Plante & Moran PLLC regarding Camco’s Consolidated Financial Statements and Form S-8

	31(i)	Certification of Chief Executive Officer

	31(ii)	Certification of Chief Financial Officer

	31(iii)	Certification of Chief Executive Officer

	31(iv)	Certification of Chief Financial Officer

	32(i)	Certification of Chief Executive Officer

	32(ii)	Certification of Chief Financial Officer

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Camco Financial Corporation

	By	/s/ James E. Huston
James E. Huston,
July 13, 2012		Chairman, President, Chief Executive Officer

INDEX TO EXHIBITS

ITEM	DESCRIPTION	DOCUMENT REFERENCE
Exhibit 3(i)	Third Restated Certificate of Incorporation of Camco Financial Corporation, as amended	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Film no. 04668873 (“2003 Form 10-K”), Exhibit 3(i)

Exhibit 3(ii)	2003 Amended and Restated By-Laws of Camco Financial Corporation	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, film no. 07695291 Exhibit 3(ii)

Exhibit 4	Letter of Agreement to Furnish Copies of Long-term Debt Instruments and Agreements	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, film no. 12728015 (“2011 Form 10-K”), Exhibit 4

Exhibit 10(i)	Employment Agreement dated December 31, 2008, by and between Camco Financial Corporation and James E. Huston	Incorporated by reference to Camco’s 8-K filed on January 7, 2009, film no. 09512081, Exhibit 10

Exhibit 10(ii)	Form of 2002 Salary Continuation Agreement, including individualized Schedule A’s for each participant	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(iv)

Exhibit 10(iii)	Form of 1996 Salary Continuation Agreement, including Schedule A for Edward A. Wright	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 film no. 05684554 (“2004 Form 10-K”), Exhibit 10(iv)

Exhibit 10(iv)	Form of Executive Deferred Compensation Agreement	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(vi)

Exhibit 10(v)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90142, Exhibit 4.01

Exhibit 10(vi)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s 2004 Form 10-K, Exhibit 10(vii)

Exhibit 10(vii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s 2004 Form 10-K, Exhibit 10(viii)

Exhibit 10(viii)	Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90152, Exhibit 4.01

Exhibit 10(ix)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s Form 8-K filed on February 2, 2005, film no. 05570393 (“2005 8-K”), Exhibit 10.5

INDEX TO EXHIBITS (continued)

ITEM	DESCRIPTION	DOCUMENT REFERENCE
Exhibit 10(x)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s 2004 Form 10-K, Exhibit 10(xi)

Exhibit 10(xi)	Camco Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90166, Exhibit 4.01

Exhibit 10(xii)	Westwood Homestead Financial Corporation 1997 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on January 5, 2000, File Number 333-94113, Exhibit 4.01

Exhibit 10(xiii)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8-K, Exhibit 10.4

Exhibit 10(xiv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8-K, Exhibit 10.3

Exhibit 10(xv)	2011 Incentive Award Plan	Incorporated by reference to the Form 8-K filed on April 26, 2011, as amended by the Form 8-K on December 20, 2011

Exhibit 10(xvi)	Change of Control Agreement including Attachment A listing participants	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, film no. 09689952 (“2008 Form 10-K”) Exhibit 10(xvii)

Exhibit 10(xvii)	Restricted Stock Award Agreement of James E. Huston	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xviii)

Exhibit 10(xviii)	Stock Option Award Agreement of James E. Huston	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xix)

Exhibit 10(xix)	First Amendment to Westwood 1997 Stock Option and Incentive Plan	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xx)

Exhibit 10(xx)	First Amendment to Camco 2002 Equity Incentive Plan	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xxi)

Exhibit 10(xxi)	Second Amendment to Change of Control Agreements	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xxii)

Exhibit 10(xxii)	First Amendment to Salary Continuation Agreements	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xxiii)

Exhibit 10(xxiii)	2009 Cease and Desist Order	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Exhibit 10(xxiv)

Exhibit 10(xxiv)	2010 Camco Financial Corporation Equity Plan	Incorporated by reference from Exhibit A to the Definitive Proxy filed on April 19, 2010

INDEX TO EXHIBITS (continued)

ITEM	DESCRIPTION	DOCUMENT REFERENCE
Exhibit 10(xxv)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity Plan	Incorporated by reference to the Form 8-K filed on March 10, 2011, Exhibit 10.1

Exhibit 10(xxvi)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity Plan	Incorporated by reference to the Form 8-K filed on March 10, 2011, Exhibit 10.2

Exhibit 10(xxvii)	Post 2011 Deferred Directors Compensation Plan	Incorporated by reference to the 2011 Form 10-K, Exhibit 10 (xxviii)

Exhibit 10(xxviii)	Salary Continuation Agreement for James Huston	Incorporated by reference to the 2011 Form 10-K, Exhibit 10 (xxix)

Exhibit 10(xxix)	2012 Consent Order	Incorporated by reference to the 2011 Form 10-K, Exhibit 10 (xxx)

Exhibit 10(xxx)	Second Amendment to Deferred Directors Plan	Incorporated by reference to the 2011 Form 10-K, Exhibit 10 (xxxi)

Exhibit 10 (xxxi)	2010 Salary Continuation Agreement	Incorporated by reference to the Form 8-K filed on May 16, 2012, Exhibit 10.1

Exhibit 11	Statement regarding computation of per share earnings	Incorporated by reference to Note A to the consolidated financial statements in Item 8 of the 2011 Form 10-K

Exhibit 21	Subsidiaries of Camco	Incorporated by reference to the 2011 Form 10-K, Exhibit 21

Exhibit 23	Consent of Plante & Moran PLLC	Incorporated by reference to the 2011 Form 10-K, Exhibit 23

Exhibit 31(i)	Section 302 Certification by Chief Executive Officer	Previously filed with the 2011 Form 10-K, Exhibit 31(i)

Exhibit 31(ii)	Section 302 Certification by Principal Financial and Accounting Officer	Previously filed with the 2011 Form 10-K, Exhibit 31(ii)

Exhibit 31(iii)	Section 302 Certification by Chief Executive Officer	Filed herewith

Exhibit 31(iv)	Section 302 Certification by Principal Financial and Accounting Officer	Filed herewith

Exhibit 32(i)	Section 1350 Certification by Chief Executive Officer	Previously filed with the 2011 Form 10-K, Exhibit 32(i)

Exhibit 32(ii)	Section 1350 Certification by Principal Financial and Accounting Officer	Previously filed with the 2011 Form 10-K, Exhibit 32(ii)