Form 10-Q
period 2012-06-30
CAMCO FINANCIAL CORP
filed 2012-08-14
CIK 16614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 13, 2012, the latest practicable date, 7,468,087 shares of the registrant’s common stock, $1.00 par value, were outstanding.

Camco Financial Corporation

Item 1. Financial Statements

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Cash and due from banks	$15,460	$16,420
Interest-bearing deposits in other financial institutions	12,700	21,954

Cash and cash equivalents	28,160	38,374
Securities available for sale, at market	72,430	17,845
Securities held to maturity, at cost	2,917	3,083
Loans held for sale – at lower of cost or fair value	2,532	8,090
Loans receivable – net	599,605	639,177
Office premises and equipment – net	8,365	8,645
Real estate acquired through foreclosure	11,966	10,888
Federal Home Loan Bank stock – at cost	9,888	9,888
Accrued interest receivable	2,717	2,945
Mortgage servicing rights – at lower of cost or market	3,302	3,263
Prepaid expenses and other assets	4,806	4,927
Cash surrender value of life insurance	20,228	19,893

Total assets	$766,916	$767,018

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$638,516	$629,259
Other Borrowings	10,755	16,681
Advances from the Federal Home Loan Bank	58,445	63,604
Advances by borrowers for taxes and insurance	869	2,100
Accounts payable and accrued liabilities	11,555	9,769

Total liabilities	720,140	721,413

Commitments	—	—

Stockholders’ equity:
Preferred stock – $1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock – $1 par value; authorized 29,900,000 shares; 9,147,000 and 8,884,508 shares issued at June 30, 2012 and December 31, 2011 respectively	9,147	8,885
Unearned compensation	(492)	(31)
Additional paid-in capital	60,954	60,528
Retained earnings	1,245	350
Accumulated other comprehensive income (loss) net of related tax effects	36	(13)
Treasury stock 1,678,913 shares at June 30, 2012 and December 31, 2011, at cost	(24,114)	(24,114)

Total stockholders’ equity	46,776	45,605

Total liabilities and stockholders’ equity	$766,916	$767,018

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Interest and dividend income
Loans	$15,912	$17,740	$7,699	$8,839
Investment securities	219	439	132	84
Other interest-earning accounts	218	503	105	157

Total interest and dividend income	16,349	18,682	7,936	9,080
Interest Expense
Deposits	2,956	4,107	1,405	1,918
Borrowings	1,291	1,529	618	726

Total interest expense	4,247	5,636	2,023	2,644

Net interest income	12,102	13,046	5,913	6,436
Provision for losses on loans	1,142	2,810	137	1,797

Net interest income after provision for losses on loans	10,960	10,236	5,776	4,639

Other income
Late charges, rent and other	551	565	223	203
Loan servicing fees	566	605	285	298
Service charges and other fees on deposits	998	1,032	508	529
Gain (loss) on sale of loans	1,081	—	517	(92)
Mortgage servicing rights – net	39	139	(63)	(132)
Gain (loss) on sale of investments & fixed assets	(2)	1,280	1	2
Income on cash surrender value of life insurance	426	437	208	220

Total other income	3,659	4,058	1,679	1,028

General, administrative and other expenses
Employee compensation and benefits	6,396	6,531	3,249	3,153
Occupancy and equipment	1,467	1,452	756	691
Federal deposit insurance premiums and other insurance	923	1,097	469	494
Data processing	571	561	285	277
Advertising	195	182	108	96
Franchise taxes	384	348	201	178
Postage, supplies and office expenses	507	471	251	253
Travel, training and insurance	121	121	71	56
Professional services	889	702	351	320
Transaction processing	399	367	207	200
Real estate owned and other expenses	1,236	1,655	589	825
Loan expenses	661	1,081	498	598

Total general, administrative and other expense	13,749	14,568	7,035	7,141

Earnings (loss) before federal income taxes	870	(274)	420	(1,474)

Federal income taxes (benefit)	(25)	537	(62)	(11)

NET EARNINGS (LOSS)	$895	$(811)	$482	$(1,463)

EARNINGS (LOSS) PER SHARE
Basic	$0.12	$(0.11)	$0.06	$(0.20)

Diluted	$0.12	$(0.11)	$0.06	$(0.20)

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011

Net earnings (loss)	$895	(811)	$482	$(1,463)

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities during the period, net of tax effects of $25 and $(103), $63 and $10 for the respective periods	50	(201)	123	20

Reclassification adjustment for realized gains included in net earnings, net of taxes of $0 and $(434), and $0 and $0 for the respective periods	(1)	(842)	(1)	—

Comprehensive income (loss)	$944	$(1,854)	$604	$(1,443)

CAMCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Unearned compensation	Treasury stock	Total stockholders’ equity

Balance at December 31, 2010	7,205,595	$8,885	$60,260	$136	$1,030	$94	$(24,114)	$46,103

Stock Option Expense	—	—	199	—	—	—	—	199
Net earnings for the year ended December 31, 2011	—	—	—	(811)	—	—	—	(811)
Restricted shares expense	—	—	—	—	—	47	—	47
Unrealized (losses) of securities designated as available for sale, net of related tax benefits	—	—	—	—	(1,043)	—	—	(1,043)

Balance at June 30, 2011	7,205,595	$8,885	$60,459	$(675)	$(13)	$(47)	$(24,114)	$44,495

Balance at December 31, 2011	7,205,595	$8,885	$60,528	$350	$(13)	$(31)	$(24,114)	$45,605

Stock Option Expense	—	—	64	—	—	—	—	64
Net earnings for the six months ended June 30, 2012	—	—	—	895	—	—	—	895
Restricted shares granted	262,492	262	362	—		(461)	—	163
Unrealized gains on securities designated as available for sale, net of related tax benefits	—	—	—	—	49	—	—	49

Balance at June 30, 2012	7,468,087	$9,147	$60,954	$1,245	$36	$(492)	$(24,114)	$46,776

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30,

(In thousands)

	2012	2011
	(unaudited)
Cash flows from operating activities:
Net earnings (loss) for the period	$895	$(811)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees	(71)	(159)
Amortization of premiums and discounts on investment and mortgage-backed securities – net	16	30
Amortization of mortgage servicing rights – net	453	72
Depreciation and amortization	690	668
Provision for losses on loans	1,142	2,810
Stock based compensation expense	227	484
Provisions for losses on REO	335	47
Gain on sale of real estate acquired through foreclosure	(91)	259
Gain on sale of investments	(1)	(1,276)
(Gain) on sale of loans	(1,081)	0
(Gain)/loss on sale of assets	3	(4)
Loans originated for sale in the secondary market	(48,100)	(34,614)
Proceeds from sale of loans in the secondary market	54,739	33,123
Net increase in cash surrender value of life insurance	(335)	(351)
Increase (decrease) in cash due to changes in:
Accrued interest receivable	228	357
Prepaid expenses and other assets	97	(777)
Accrued interest and other liabilities	1,786	(818)

Net cash (used in) operating activities	10,932	(960)

Cash flows provided by (used in) investing activities:
Principal repayments, maturities on securities held to maturity	165	282
Principal repayments, maturities on securities available for sale	9,423	4,971
Purchases of investment securities designated as available for sale	(63,955)	(12,615)
Proceeds from sale of investments	8	27,161
Redemption of FHLB Stock	—	20,000
Loan principal repayments	134,787	108,208
Loan disbursements and purchased loans	(100,046)	(90,452)
Proceeds from sale of office premises and equipment	19	4
Additions to office premises and equipment	(433)	(129)
Proceeds from sale of real estate acquired through foreclosure	1,945	2,876
Net cash provided by (used in) investing activities	(18,087)	60,306

Net cash provided by (used in) operating and investing activities balance carried forward	(7,155)	59,346

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the six months ended June 30,

(In thousands)

	2012	2011

Net cash provided by (used in) operating and investing activities (balance brought forward)	$(7,155)	$59,346

Cash flows used in financing activities:
Net increase (decrease) in deposits	9,257	(20,169)
Proceeds from Federal Home Loan Bank advances and other borrowings	79,691	42,317
Repayment of Federal Home Loan Bank advances and other borrowings	(90,776)	(66,301)
Decrease in advances by borrowers for taxes and insurance	(1,231)	(1,925)

Net cash used in financing activities	(3,059)	(46,078)

Increase (decrease) in cash and cash equivalents	(10,214)	13,268

Cash and cash equivalents at beginning of period	38,374	29,114

Cash and cash equivalents at end of period	$28,160	$42,382

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$4,246	$5,699
Income taxes paid	25	580
Transfers from loans to real estate acquired through foreclosure	3,268	7,540

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2011. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six-month period ended June 2012, are not necessarily indicative of the results which may be expected for the entire year.

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

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this report, are based upon Camco’s consolidated financial statements, which are prepared in accordance with US GAAP. The preparation of these financial statements requires Camco to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under US GAAP.

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

Each quarter, management analyzes the adequacy of the allowance for loan losses based on review of the loans in the portfolio along with an analysis of external factors (including current housing price depreciation, homeowners’ loss of equity, etc.) and historical delinquency and loss trends. The allowance is developed through specific components: 1) the specific allowance for loans subject to individual analysis, 2) the allowance for classified loans not otherwise subject to individual analysis and 3) the allowance for non-classified loans (primarily homogeneous).

Classified loans with indication or acknowledgment of deterioration are subject to individual analysis. Loan classifications are those used by regulators consisting of Special Mention, Substandard, Doubtful and Loss. In evaluating these loans for impairment, the measure of expected loss is based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. All other classified assets and non-classified assets are combined with the homogeneous loan pools and segregated into loan segments. The segmentation is based on grouping loans with similar risk characteristics (one-to-four family, home equity, etc.). Loss rate factors are developed for each loan segment which is used to estimate losses and determine an allowance. The loss factors for each segment are derived from historical delinquency, classification, and charge-off rates and adjusted for economic factors and an estimated loss scenario.

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

Deferred Income Taxes

Camco recognizes expense for federal income taxes currently payable as well as for deferred federal taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets. Realization of a deferred tax asset is dependent upon generating sufficient taxable income in either the carry forward or carry back periods to cover net operating losses generated by the reversal of temporary differences. A valuation allowance is provided for deferred tax assets if it is determined that it is more likely than not that some or all of the deferred tax asset will not be realized. If different assumptions and conditions were to prevail, the valuation allowance may not be adequate to absorb unrealized deferred taxes and the amount of income taxes payable may need to be adjusted by way of a charge to expense. Furthermore, income tax returns are subject to audit by the IRS. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. During 2011, the IRS began an examination of the Corporation’s tax returns for the year ended December 31, 2009. Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events.

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

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under outstanding stock options. Diluted earnings per share is not computed for periods in which an operating loss is sustained. The computations were as follows for the periods ended June 30, 2012 and 2011:

	For the six months ended June 30,		For the three months ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share information)
BASIC:
Net Earnings	$895	$(811)	$482	$(1,463)
Weighted average common shares outstanding	7,344	7,206	7,468	7,206

Basic earnings (loss) per share	$0.12	$(0.11)	$0.06	$(0.20)

DILUTED:
Net Earnings	$895	$(811)	$482	$(1,463)
Weighted average common shares outstanding	7,344	7,206	7,468	7,206
Dilutive effect of stock options	—	—	14	—

Total common shares and dilutive potential common shares	7,344	7,206	7,482	7,206

Diluted earnings (loss) per share	$0.12	$(0.11)	$0.06	$(0.20)

Anti-dilutive options to purchase 580,900 and 604,583 shares of common stock with respective weighted-average exercise prices of $4.70 and $4.97 were outstanding at June 30, 2012 and 2011, respectively, but were excluded from the computation of common share equivalents for each of the six month periods, because the exercise prices were greater than the average market price of the common shares.

Anti-dilutive options to purchase 428,286 and 609,583 shares of common stock with respective weighted-average exercise prices of $6.05 and $4.93 were outstanding at June 30, 2012 and 2011, respectively, but were excluded from the computation of common share equivalents for each of the three month periods, because the exercise prices were greater than the average market price of the common shares.

5.	Stock Based Compensation

The Corporation follows a fair-value based method for valuing stock-based compensation that measures compensation cost at the grant date based on the fair value of the award.

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted during the six months ended June 30, 2011:

2011

Fair value, calculated	$1.49
Exercise Price	$2.14
Risk-free interest rate	3.58%
Expected stock price volatility	57.30%
Expected dividend yield	—
Expected Life	10 years

In 2012, no options were granted as the Corporation awarded restricted shares in lieu of options related to goals achieved within the 2011 officer incentive plan.

A summary of the status of the Corporation’s stock option plans as of June 30, 2012 and December 31, 2011, and changes during the periods ending on those dates is presented below:

	Six Months ended June 30, 2012		Year ended December 31, 2011
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of period	587,342	$4.68	463,642	$5.84
Granted	—	—	161,538	2.14
Exercised	—	—	—	—
Forfeited	(1,442)	8.67	(29,338)	7.03
Expired	—	—	(8,500)	11.93

Outstanding at end of period	585,900	$4.65	587,342	$4.68

Options exercisable at period end	399,033	$5.76	317,467	$6.58

Weighted-average fair value of options granted during the period		$—		$1.49

The following information applies to options outstanding at June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 1.90 - $ 2.51	471,652	8.0	$2.39	284,785	$2.42
$ 8.92	19,260	5.6	8.92	19,260	8.92
$11.36 - $14.16	45,137	3.8	13.70	45,137	13.70
$16.13 - $17.17	49,851	1.8	16.44	49,851	16.44

	585,900	7.0	$4.67	399,033	$5.78

In 2009, Camco granted 50,000 restricted shares of stock out of the current authorized common stock related to an employment agreement. The issuance of restricted stock vests in four equal increments beginning in 2010.

In March 2012, Camco granted 262,500 shares of restricted stock awards with an impact to unearned/deferred compensation of $625,000, $262,500 of common stock and additional paid in capital of $362,500. The stock was granted under the Camco Financial Corporation 2010 Equity Plan to officers based on 2011 performance. The restrictions on the shares that were granted and have vested generally lapse after one year. The grant date fair value per share of restricted stock is the stock price at close on grant date, which is expensed on a straight-line basis during the vesting period. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to voting rights and dividends if declared. A summary of restricted stock award activity for the period is presented below:

	Non-vested Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2011	37,500	$2.50
Vested	(12,500)	2.50

Non-vested balance at December 31, 2011	25,000	$2.50
Granted	262,492	2.38
Vested	(64,979)	2.40

Non-vested balance at June 30, 2012	222,513	$2.39

At June 30, 2012, there was approximately $458,000 of compensation cost that has not yet been recognized related to restricted stock awards. That cost is expected to be recognized over a remaining period of two years.

6.	Fair Value

The fair value framework as disclosed in the Fair Value Measurements and Disclosure Topic of FASB ASC Topic 825, Financial Instruments (Fair Value Topic) includes a hierarchy which focuses on prioritizing the inputs used in valuation techniques. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), a lower priority to observable inputs other than quoted prices in active markets for identical assets and liabilities (Level 2), and the lowest priority to unobservable inputs (Level 3). When determining the fair value measurements for assets and liabilities, the Corporation looks to active markets to price identical assets or liabilities whenever possible and classifies such items in Level 1. When identical assets and liabilities are not traded in active markets, the Corporation looks to observable market data for similar assets and liabilities and classifies such items as Level 2. Certain assets and liabilities are not actively traded in observable markets and the Corporation must use alternative techniques, based on unobservable inputs, to determine the fair value and classifies such items as Level 3. The level within the fair value hierarchy is based on the lowest level of input that is significant in the fair value measurement.

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

The following methods, assumptions, and valuation techniques were used by the Corporation to measure different financial assets and liabilities at fair value and in estimating its fair value disclosures for financial instruments.

Cash and Cash Equivalents: The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents is deemed to approximate fair value and are classified as Level 1 of the fair value hierarchy.

Investment Securities: Fair values for investment securities are determined by quoted market prices if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using matrix pricing, which is a mathematical technique widely used in the industry to value investment securities without relying exclusively on quoted prices for the specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities (Level 2). Any investment securities not valued based upon the methods above is considered Level 3.

The Corporation utilizes information provided by a third-party investment securities portfolio manager in analyzing the investment securities portfolio in accordance with the fair value hierarch of the Fair Value Topic. The portfolio manager’s evaluation of investment security portfolio pricing is performed using a combination of prices and data from other sources, along with internally developed matrix pricing models. The third-party’s month-end pricing process includes a series of quality assurance activities where prices are compared to recent market conditions, previous evaluation prices, and between the various pricing services. These processes produce a series of quality assurance reports on which price exceptions are identified, reviewed and where appropriate, securities are repriced. In the event of a materially different price, the third party will report the variance and review the pricing methodology in detail. The results of the quality assurance process are incorporated into the selection of pricing providers by the third party.

Loans Held for Sale: Mortgage loans held for sale are classified as Level 2 and are estimated using fair value which is determined using quoted prices and if available the contracted sales price of loans committed for delivery, which is determined on the date of sale commitment. Gains and losses on the sale of loans are recorded as net gains from sales of loans within noninterest income in the Consolidated Statements of Operations.

Loans Receivable: The loan portfolio has been segregated into categories with similar characteristics, such as one- to four-family residential real estate, multi-family residential real estate, installment and other. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price and due to the significant judgment involved in evaluating credit quality, loans are classified within Level 3 classification.

Federal Home Loan Bank Stock: The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value.

Accrued Interest Receivable and Payable: The carrying value for accrued interest approximates fair value.

Deposits: The fair values of deposits with no stated maturity, such as money market demand deposits, savings and NOW accounts have been analyzed by management and assigned estimated maturities and cash flows which are then discounted to derive a value. The fair value of fixed-rate certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The Corporation classifies the estimated fair value of deposit liabilities as Level 2 in the fair value hierarchy.

Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Repurchase Agreements: The fair value of repurchase agreements is based on the discounted value of contractual cash flows using rates currently offered for similar maturities. The Corporation classifies the estimated fair value of short-term borrowings as Level 1 of the fair value hierarchy.

Subordinated Debentures: The fair value of subordinated debentures is based on the discounted value of contractual cash flows using rates currently offered for smaller maturities.

Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At June 30, 2012 and December 31, 2011, the fair value of loan commitments was not material.

Listed below are three levels of inputs that Camco uses to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Quoted prices on identical assets or liabilities that are not actively traded. Also consists of an observable market price for a similar asset or liability. This includes the use of “matrix pricing” used to value debt securities absent the exclusive use of quoted prices.

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

Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

(in thousands as of June 30, 2012)	Carrying value	Fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$28,160	$28,160	$28,160	$0	$0
Investment securities available for sale	72,430	72,430	0	72,386	44
Investment securities held to maturity	2,917	2,972	0	2,972	0
Loans held for sale	2,532	2,627	0	2,627	0
Loans receivable	599,605	607,189	0	0	607,189
Federal Home Loan Bank stock	9,888	9,888	0	0	9,888
Accrued interest receivable	2,717	2,717	2,717	0	0

Financial liabilities
Deposits	$638,516	$632,635	$65,996	$566,639	$0
Advances from the Federal Home Loan Bank	58,445	61,856	0	61,856	0
Repurchase agreements	5,755	5,755	5,755	0	0
Subordinated debentures	5,000	4,928	0	0	4,928
Advances by borrowers for taxes and insurance	869	869	869	0	0
Accrued interest payable	1,694	1,694	1,694	0	0

(in thousands as of December 31, 2011)	Carrying value	Fair value
Financial assets
Cash and cash equivalents	$38,374	$38,374
Investment securities available for sale	17,845	17,845
Investment securities held to maturity	3,083	3,135
Loans held for sale	8,090	8,250
Loans receivable	639,177	639,477
Federal Home Loan Bank stock	9,888	9,888
Accrued interest receivable	2,945	2,945

Financial liabilities
Deposits	$629,259	$623,145
Advances from the Federal Home Loan Bank	63,604	67,951
Repurchase agreements	11,681	11,681
Subordinated debentures	5,000	4,928
Advances by borrowers for taxes and insurance	2,100	2,100
Accrued interest payable	1,693	1,693

The following table presents financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance	Level 1	Level 2	Level 3
June 30, 2012
Securities available for sale:
U.S. government sponsored enterprises	$71,028	$0	$71,028	$0
Corporate equity securities	44	0	0	44
Mortgage-backed securities	1,358	0	1,358	0
December 31, 2011
Securities available for sale:
U.S. government sponsored enterprises	$16,292	$0	$16,292	$0
Corporate equity securities	52	0	0	52
Mortgage-backed securities	1,501	0	1,501	0

The following table presents financial assets and liabilities measured on a non-recurring basis:

(in thousands)		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
June 30, 2012
Impaired loans	$25,587	$0	$0	$25,587
Real estate acquired through foreclosure	11,966	0	0	11,966
December 31, 2011
Impaired loans	$22,956	0	0	$22,956
Real estate acquired through foreclosure	10,888	0	0	10,888

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

Allowance for loan losses for the three and six months period ending June 30, 2012 and 2011 are summarized as follows:

(in thousands)	Construction	Consumer	Multi- Family	Land, Farm & Ag Loans	Residential	Commercial & Non-Residential	Commercial and Industrial	Total

Allowance for credit losses:
Beginning balance December 31, 2011	$35	$80	$2,484	$554	$8,277	$2,565	$537	$14,532
Charge-offs	0	(2)	(11)	(356)	(1,227)	(65)	(51)	(1,712)
Recoveries	0	1	9	3	110	36	64	223
Provision	519	(30)	(794)	567	(764)	1,582	62	1,142

Ending balance June 30, 2012	$554	$49	$1,688	$768	$6,396	$4,118	$612	$14,185

Beginning balance March 31, 2012	$428	$48	$1,548	$1,043	$6,966	$4,356	$565	$14,954
Charge-offs	0	(2)	0	(356)	(593)	(65)	(5)	(1,021)
Recoveries	0	1	1	2	60	26	25	115
Provision	126	2	139	79	(37)	(199)	27	137
Ending balance June 30, 2012	$554	$49	$1,688	$768	$6,396	$4,118	$612	$14,185

Beginning balance December 31, 2010	$166	$246	$2,860	$849	$8,050	$3,638	$1,061	$16,870
Charge-offs	0	(57)	(33)	(107)	(1,447)	(579)	(9)	(2,232)
Recoveries	0	2	116	204	383	109	89	903
Provision	(141)	(77)	(10)	(318)	1,988	1,934	(566)	2,810

Ending balance June 30, 2011	$25	$114	$2,933	$628	$8,974	5,102	$575	$18,351

Beginning balance March 31, 2011	$164	$278	$2,355	$782	$7,962	$5,428	$441	$17,410
Charge-offs	0	(55)	(33)	(107)	(737)	(313)	0	(1,245)
Recoveries	0	1	110	9	248	21	0	389
Provision	(139)	(110)	501	(56)	1,501	(34)	134	1,797

Ending balance June 30, 2011	$25	$114	$2,933	$628	$8,974	$5,102	$575	$18,351

Allocation of the allowance for loan loss by segment to loans individually and collectively evaluated for impairment as follows:

At June 30, 2012 (in thousands)	Construction	Consumer	Multi- Family	Land, Farm & Ag Loans	Residential	Commercial & Non-Residential	Commercial and Industrial	Total
Individually evaluated for impairment	$4	$18	$406	$25	$481	$540	$59	$1,533

Collectively evaluated for impairment	$550	$31	$1,282	$743	$5,915	$3,578	$553	$12,652

Portfolio balances:
Collectively evaluated for impairment	$24,589	$3,663	$71,963	$15,579	$285,028	$150,145	$35,703	$586,670
Individually evaluated for impairment
With no related allowance	0	0	0	666	507	504	100	1,777
With related allowance	17	259	4,588	238	11,651	8,232	358	25,343

Ending balance	$24,606	$3,922	$76,551	$16,483	$297,186	$158,88	$36,161	$613,790

At December 31, 2011 (in thousands)	Construction	Consumer	Multi- Family	Land, Farm & Ag Loans	Residential	Commercial & Non-Residential	Commercial and Industrial	Total

Individually evaluated for impairment	$3	$41	$426	$208	$720	$335	$27	$1,760

Collectively evaluated for impairment	$32	$39	$2,058	$346	$7,557	$2,230	$510	$12,772

Portfolio balances:
Collectively evaluated for impairment	$23,857	$3,402	$83,246	$16,619	$307,057	$156,457	$38,355	$628,993
Individually evaluated for impairment
With no related allowance	0	0	51	0	1,945	695	112	2,803
With related allowance	19	128	4,633	1,203	8,922	6,612	396	21,913

Ending balance	$23,876	$3,530	$87,930	$17,822	$317,924	$163,764	$38,863	$653,709

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

The following table details non-accrual loans at June 30, 2012 and December 31, 2011:

	Non-Accrual	Non-Accrual
(in thousands)	June 30, 2012	December 31, 2011
Construction	$17	$19
Land, Farmland, Ag Loans	1,005	367
Residential	20,482	22,277
Commercial	1,648	1,879
Consumer	357	113
Commercial and industrial	144	212
Multi Family	0	51

Total	$23,653	$24,918

An age analysis of past due loans, segregated by class of loans were as follows:

June 30, 2012	Loans 30-59 Days Past Due	Loans 60 - 89 Days Past Due	Loans 90+ Days Past Due	Total Past Due	Current	Total Loans	Accruing Loans 90 Days Past Due
(in thousands)
Construction	$0	$0	$0	$0	$24,606	$24,606	$0
Land, Farmland, Ag Loans	13	279	136	428	16,055	16,483	0
Residential / prime	1,862	1,101	6,119	9,082	227,630	236,712	0
Residential / subprime	1,951	827	5,428	8,206	52,268	60,474	0
Commercial	0	0	714	714	158,167	158,881	0
Consumer	78	0	150	228	3,694	3,922	0
Commercial and industrial	0	0	100	100	36,061	36,161	0
Multi Family	0	0	0	0	76,551	76,551	0

Total	$3,904	$2,207	$12,647	$18,758	$595,032	$613,790	$0

December 31, 2011	Loans 30-59 Days Past Due	Loans 60 - 89 Days Past Due	Loans 90+ Days Past Due	Total Past Due	Current	Total Loans	Accruing Loans 90 Days Past Due
(in thousands)
Construction	$0	$0	$0	$0	$23,876	$23,876	$0
Land, Farmland, Ag Loans	103	0	136	239	17,583	17,822	0
Residential / prime	638	269	4,139	5,046	235,502	240,548	0
Residential / subprime	5,380	1,818	9,499	16,697	60,679	77,376	0
Commercial	462	527	638	1,627	162,137	163,764	0
Consumer	54	76	18	148	3,382	3,530	0
Commercial and industrial	45	0	114	159	38,704	38,863	0
Multi Family	0	0	51	51	87,879	87,930	0

Total	$6,682	$2,690	$14,595	$23,967	$629,742	$653,709	$0

Although we believe that the allowance for loan losses at June 30, 2012 is adequate to cover losses inherent in the loan portfolio at that date based upon the available facts and circumstances, there can be no assurance that additions to the allowance for loan losses will not be necessary in future periods, which could adversely affect our results of operations. Unemployment rates in our markets and Ohio in general, are close to the national average, but we are still experiencing some decline in values of residential real estate. Ohio in general has experienced some decreases in home values over the past five years like many regions in the U.S., which should comparatively mitigate losses on loans. Nonetheless, these factors, compounded by a very uncertain national economic outlook, may continue to increase the level of future losses beyond our current expectations.

Impaired loans. Loans are considered impaired when, based on current information and events, it is probable Advantage will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other larger commercial credits. If a loan is collateral dependent and payment is expected solely from the collateral, or is less than the present value of estimated future cash flows using the loan’s existing rate and the calculated value is not sufficient it is considered impaired. If it is impaired a specific valuation allowance is allocated, so that the loan is reported net, or at the loan’s fair value. All payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured in which case interest is recognized on an accrual basis. Impaired loans or portions of loans are charged off when deemed uncollectible.

We have included the following information with respect to impairment measurements relating to collateral-dependent loans for better understanding of our process and procedures relating to fair value of loans:

•

Based on policy, a loan is typically deemed impaired (non-performing) once it has gone over three payments or 90 days delinquent or is considered a modification. See the Modifications section below. Our management of the troubled credit will vary as will the timing of valuations, loan loss provision and charge offs based on a multitude of factors such as; cash flow of the business/borrower, responsiveness of the borrower, communication with the commercial banker, property inspections, property deterioration, and delinquency. Typically, a nonperforming, non-homogeneous collateral dependent loan will be valued and adjusted (if needed) within a time frame as short as 30 days or as many as 180 days after determination of impairment. If impaired, the collateral is then evaluated and an updated appraisal is most typically ordered. Upon receipt of an appraisal or other valuation, we complete an analysis to determine if the impaired loan requires a specific reserve or to be charged down to estimated net realizable value. The time frame may be as short as 30 days or as much as 180 days, when an appraisal is ordered.

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

•	When circumstances do not allow for an updated appraisal or Camco determines that an appraisal is not needed, the underlying collateral’s fair market value is estimated in the following ways:

•	Camco’s personnel property inspections combined with original appraisal review

•	County Auditor values

•	Broker price opinions

•	Various on-line fair market value estimation programs (i.e. Freddie Mac, Fannie Mae, etc.).

Impaired loans are set forth in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)	June 30, 2012
With no related allowance recorded:
Construction	$0	$0	$0
Land, Farmland, Ag Loans	666	1,022	0
Residential	507	641	0
Commercial	504	1,507	0
Consumer	0	0	0
Commercial and industrial	100	101	0
Multi Family	0	661	0

Total	$1,777	$3,932	$0

With a related specific allowance recorded:
Construction	$17	$17	$4
Land, Farmland, Ag Loans	238	238	25
Residential	11,651	12,013	481
Commercial	8,232	8,232	540
Consumer	259	301	18
Commercial and industrial	358	358	59
Multi Family	4,588	4,588	406

Total	$25,343	$25,747	$1,533

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Investment Income Recognized
(in thousands)	3 Months Ended June 30, 2012		3 Months Ended June 30, 2011		6 Months Ended June 30, 2012		6 Months Ended June 30, 2011
With no related allowance recorded:
Construction	$0	$0	$0	$0	$0	$0	$0	$0
Land, Farmland, Ag Loans	1,024	1	1,207	12	667	16	1,095	23
Residential	567	0	401	0	551	0	398	0
Commercial	504	0	902	0	504	0	901	0
Consumer	0	0	0	0	0	0	0	0
Commercial and industrial	103	0	0	0	102	0	0	0
Multi Family	0	0	66	0	0	0	66	0

Total	$2,198	$1	$2,576	$12	$1,824	$16	$2,460	$23

With a related specific allowance recorded:
Construction	$19	$0	$0	$0	$18	$—	$—	$—
Land, Farmland, Ag Loans	246	2	200	18	243	9	165	22
Residential	11,856	94	5,984	40	11,756	194	5,624	63
Commercial	8,104	127	8,172	51	8,361	253	8,149	106
Consumer	298	2	0	0	280	8
Commercial and industrial	389	5	415	4	377	12	406	10
Multi Family	4,622	54	4,061	48	4,611	107	4,046	95

Total	$25,534	$284	$18,832	$161	$25,646	$583	$18,390	$296

December 31, 2011 (in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction	$—	$—	$—
Land, Farmland, Ag Loans	—	—	—
Residential	1,945	3,579	—
Commercial	695	2,015	—
Consumer	—	—	—
Commercial and industrial	112	151	—
Multi Family	51	971	—

Total	$2,803	$6,716	$—

With a related specific allowance recorded:
Construction	$19	$—	$3
Land, Farmland, Ag Loans	1,203	1,216	208
Residential	8,922	9,033	720
Commercial	6,612	6,612	335
Consumer	128	100	41
Commercial and industrial	396	396	27
Multi Family	4,633	4,633	426

Total	$21,913	$21,990	$1,760

The Corporation categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans and leases individually by classifying the loans and leases as to credit risk. The loans monitored utilizing the risk categories listed below refer to commercial, commercial and industrial, construction, land, farmland and agriculture loans. All non-homogeneous loans are monitored through delinquency reporting. This analysis is performed on a quarterly basis. The Corporation uses the following definitions for risk ratings:

•	Un-criticized Assets (Grade 1-3)

Un-criticized assets exhibit no material problems, credit deficiencies or payment problems. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral. Such credits are graded as follows: Excellent (1), Good (2) or Satisfactory (3).

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

Based on the most recent analysis performed, the risk category of non-homogeneous loans and leases is as follows:

	(Dollars in Thousands)
June 30, 2012	Pass	Watch	Special Mention	Substandard	Total(1)
Construction	$11,750	$12,839	$0	$17	$24,606
Land, Farmland, Ag Loans	15,131	0	280	1,072	16,483
Commercial	120,391	21,500	7,064	9,926	158,881
Commercial and industrial	30,666	5,182	90	223	36,161
Multi Family	49,424	19,203	4,421	3,503	76,551

Total	$227,362	$58,724	$11,855	$14,741	$312,682

December 31, 2011	Pass	Watch	Special Mention	Substandard	Total(1)
Construction	$16,263	$7,594	$—	$19	$23,876
Land, Farmland, Ag Loans	15,894	173	292	1,463	17,822
Commercial	129,446	17,112	4,959	12,247	163,764
Commercial and industrial	33,064	5,154	336	309	38,863
Multi Family	57,353	24,470	4,138	1,969	87,930

Total	$252,020	$54,503	$9,725	$16,007	$332,255

Homogeneous loans are monitored at 60+ days delinquent. See the above schedule on page 16 related to change in allowance for loans which includes all class of loans including the loans related to residential and consumer.

(1)	There were no doubtful loans as of June 30, 2012 or December 31, 2011.

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

The following presents by class, information related to loans modified in a TDR during the six months ended June 30, 2012.

	Loans Modified as a TDR for the Three Months Ended June 30, 2012		Loans Modified as a TDR for the Six Months Ended June 30, 2012
Troubled Debt Restructurings 1 (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)

Land, Farmland, Ag Loans	2	$733	2	$733
Residential – prime	20	2,572	24	2,818
Residential – subprime	7	781	8	802
Commercial	5	2,239	5	2,239
Consumer Other	2	111	3	120
Multi Family	1	160	1	160
Total	37	$6,596	43	$6,872

1	The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following presents by class, loans modified in a TDR from July 1, 2011 through June 30, 2012 that subsequently defaulted (i.e., 60 days or more past due following a modification) during the three and six months ended June 30, 2012.

	Loans Modified as a TDR Within the Previous Twelve Months That Subsequently Defaulted During the Three Months Ended June 30, 2012		Loans Modified as a TDR Within the Previous Twelve Months That Subsequently Defaulted During the Twelve Months Ended June 30, 2012
(dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) 1	Number of Contracts	Recorded Investment (as of period end) 1

Residential – prime	1	$68	1	$68
Consumer	1	20	1	20
Total	2	$88	2	$88

1	The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

8.	Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
		(In thousands)
Available for sale:
U.S. Government sponsored enterprises	$70,958	$82	$12	$71,028
Corporate equity securities	100	0	56	44
Mortgage-backed securities	1,317	41	0	1,358

Total investment securities available for sale	$72,375	$123	$68	$72,430

Held to maturity:
Municipal bonds	$1,936	$0	$0	$1,936
Mortgage-backed securities	981	55	0	1,036

Total investment securities held to maturity	$2,917	$55	$0	$2,972

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
		(In thousands)
Available for sale:
U.S. Government sponsored enterprises	$16,289	$6	$3	$16,292
Corporate equity securities	106	0	54	52
Mortgage-backed securities	1,469	32	0	1,501

Total investment securities available for sale	$17,864	$38	$57	$17,845

Held to maturity:
Municipal bonds	$2,008	$0	$0	$2,008
Mortgage-backed securities	1,075	52	0	1,127

Total investment securities held to maturity	$3,083	$52	$0	$3,135

The amortized cost and estimated fair value of investment securities at June 30, 2012 by contractual term to maturity are shown below.

	Available for Sale		Held to Maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
		(In thousands)
Due in one year or less	$2,500	$2,499	$0	$0
Due after one year through five years	68,458	68,529	0	0
Due after five years through ten years	0	0	0	0
Due after ten years	0	0	1,936	1,936

Subtotal	70,958	71,028	1,936	1,936

Mortgage-backed securities	1,317	1,358	981	1,036

Corporate equity securities	100	44	0	0

Total	$72,375	$72,430	$2,917	$2,972

Proceeds from sales of investment securities during the six months ended June 30, 2012, totaled $8,000, resulting in gross realized gains of $1,000, and for the year ended December 31, 2011, proceeds from sales totaled $27.2 million, resulting in gross realized gains of $1.3 million.

At June 30, 2012 and December 31, 2011, there were $16.5 million and $7.0 million securities in an unrealized loss position less than twelve months and $0 and $0 of securities in an unrealized loss position more than twelve months, respectively. The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Less than 12 months			More than 12 months
(In thousands)	Fair value	Unrealized losses	No. of Securities	Fair value	Unrealized losses	No. of Securities
Available for sale:
Corporate equity securities	$0	$0	0	44	$56	1
U.S. Government sponsored enterprises	16,482	12	8	0	0	0

Total	$16,482	$12	8	$44	$56	1

	December 31, 2011
	Less than 12 months			More than 12 months
(In thousands)	Fair value	Unrealized losses	No. of Securities	Fair value	Unrealized losses	No. of Securities
Available for sale:
Corporate equity securities	$0	$0	0	$52	$54	2
U.S. Government sponsored enterprises	6,994	3	3	0	0	0

Total	$6,994	$3	3	$52	$54	2

Management has the intent and ability to hold these securities for the foreseeable future and the decline in the fair value is primarily due to an increase in market interest rates. The fair values are expected to recover as securities approach maturity dates.

At June 30, 2012 and December 31, 2011 approximately $10.0 and $13.7 million, respectively, of investment securities were pledged in accordance with federal and state requirements to secure deposits and repurchase agreements.

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

This MD&A is intended to give stockholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data elsewhere in this report. As used herein and except as the context may otherwise require, references to “Camco,” “the Corporation”, “we,” “us,” or “our” means, collectively, Camco Financial Corporation and its wholly owned subsidiary, Advantage Bank, and through March 31, 2011, its formerly wholly-owned subsidiary, Camco Title Agency.

Overview

Camco is a full-service provider of financial products through its subsidiary, Advantage Bank. Products and services include traditional banking products, such as deposit accounts and lending products within Ohio, Kentucky and West Virginia. Services are provided through 22 financial offices, 20 ATMs and telephone and internet-based banking. Brokerage services are offered exclusively through an unaffiliated registered broker-dealer at certain locations.

Summary of Recent Transactions and Events

The following is a summary of recent transactions or events that have impacted or are expected to impact Camco’s results of operations or financial condition:

Since early 2009, Camco’s loan quality has been negatively impacted by adverse conditions within the commercial real estate market and economy as a whole. The deterioration in the economic conditions of the country has created challenges for the Corporation, including the following:

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

The above factors resulted in the continued movement of loans to nonperforming status during the past few years. In addition, many of these loans are collateral dependent real estate loans that the Bank is required to write down to fair value less estimated costs to sell, with the fair values determined primarily based on third party appraisals. Beginning in 2009 and continuing through 2012, appraised values have decreased significantly. As a result, in the past few years, the Bank’s evaluation of the loan portfolio and allowance for loan losses resulted in higher than normal net charge-offs and the need to record higher provision for loan losses over the past few years. The Corporation has made noted improvements over the past three years See Note 7. Allowance Loan Losses and related tables above and note C in the 10-K for the period ending December 31, 2011.

In 2011, the Corporation took steps to improve capital ratios through the reduction of assets and borrowings. Assets were reduced through the sale of $27.2 million in investments that created a gain of $1.2 million. The Bank used the proceeds of the sale to pay $21.0 million in FHLB borrowings, including a prepayment penalty of $216,000. Additionally, Camco filed a Form S-1 on July 17, 2012 for a potential rights offering of up to $10.0 million in Camco common stock.

The Corporation is addressing credit quality issues by directing the efforts of experienced workout specialists solely to manage the resolution of nonperforming assets. We continue to deal with the economic challenges in our markets, through our loan charge-offs and provision for loan losses as we continue to recognize the results of difficult economic conditions. The real estate market continues to create a very challenging environment as bankruptcies, foreclosures and unemployment continue to be higher than normal in Ohio.

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

Net interest income, the amount by which interest income exceeds interest expense, is affected by various factors, including changes in market interest rates due to the Federal Reserve Board’s monetary policy, the level and degree of pricing competition for both loans and deposits in our markets and the amount and composition of earning assets and interest-bearing liabilities. We have found that “core” deposit growth continues to be challenging in our markets but have continued to work with commercial borrowers to build banking relationships. The extended low rate environment and increased competition for deposits continue to put pressure on marginal funding costs, despite the continuing low market rates. Earnings related to net interest income continues to be challenged as net interest income and margin are impacted by changes in market interest rates based upon actions taken by the Federal Reserve either directly or through its Open Market Committee. Between 2007 and 2008, the Federal Reserve reduced the Federal Funds rate 500 basis points to a range of 0% to .25% and reduced the Discount Rate 575 basis points to .50%. These actions have caused a downward shift in short-term market interest rates and these rates have continued at historically low levels with expectations that the rates will not increase until 2014.

Discussion of Financial Condition Changes from December 31, 2011 to June 30, 2012

At June 30, 2012, Camco’s consolidated assets totaled $766.9 million, a decrease of $102,000, from December 31, 2011. The decrease in total assets resulted primarily from decreases in cash and cash equivalents and loans receivable and loans held for sale, offset partially by increases in securities available for sale. Loans receivable decreased in the second quarter of 2012, primarily due to the slowing of portfolio production and continued expected payoffs, which in turn has decreased our concentration limits.

Advantage continues to monitor certain types of commercial loan growth related to regulatory guidance that suggests financial institutions not exceed 3x risk based capital in a concentration of commercial real estate. At June 30, 2012, Advantage’s ratio for this concentration was 3.76x risk based capital, approximately $43.1 million over the guidance limitation. Advantage has a number of pay-downs approaching throughout 2012. Additionally, Advantage continues to monitor and control our concentration exposure through our concentration management plan that was implemented in 2011. Camco also plans to raise capital through a rights offering, as described in the Form S-1 that was filed with the SEC on July 17, 2012. Camco intends to contribute a significant portion of the additional capital raised to the Bank to help correct and/or eliminate the exposure and concentration limits.

Residential loan production increased slightly in the second quarter of 2012. High unemployment rates in Ohio have fallen from 10.0% in 2010 to 7.3% at June 30, 2012. This coupled with a slight decrease in loan rates in 2012 has resulted in some new residential home loan purchases and additional refinancing in the first six months of 2012.

Management’s continued focus at the Bank has been on managing credit, reducing risk and concentrations within the loan portfolio and maintaining sufficient liquidity and capital in a distressed economic environment. Continuous progress is being made on addressing these issues, but we expect the distressed economic environment to continue through 2012 and into 2013.

Cash and interest-bearing deposits in other financial institutions totaled $28.2 million at June 30, 2012, a decrease of $10.2 million, or 26.6%, from December 31, 2011. Cash was previously held at higher levels as we continued to restructure the balance sheet by decreasing assets and liabilities when possible to improve our capital position in conjunction with ensuring that liquidity continues to be adequate.

As of June 30, 2012, securities totaled $75.3 million, an increase of $54.4 million, or 260.0%, from December 31, 2011, due to the purchase of $64.0 million in securities at a weighted rate of .51%, offset partially by principal repayments and maturities of $9.6 million. Decreases of $39.6 million in the loan portfolio; and $5.6 million in loans held for sale and an increase of $9.3 million in deposits created additional liquidity that was utilized to purchase securities in the first six months of 2012.

Loans receivable, including loans held for sale, totaled $602.1 million at June 30, 2012, a decrease of $45.1 million, or 7.0%, from December 31, 2011. The decrease resulted primarily from principal repayments of $134.8 million, loan sales of $53.7 million, $3.3 million of loans transferred to real estate owned, and an addition of $1.1 million to losses on loans, all of which was offset partially by loan disbursements totaling $148.1 million. Principal repayments and payoffs on loans were higher than 2011, which have decreased the portfolio balances and improved our concentration levels related to commercial production. The reduction in residential real estate loan balances was intensified by the secondary market offering historically low long-term fixed rates during the current year. New purchase customers are currently more likely to choose fixed rate loans during this low rate environment. Due to the fact that Advantage normally sells fixed rate loans and does not hold them, the portfolio balance of residential loans continues to decrease. Management will consider holding some fixed rate loans in the second half of 2012 if the portfolio continues to decrease and liquidity is available.

Loan originations during the six-month period ended June 30, 2012 included $86.3 million of commercial loans, $53.9 million in loans secured by one- to four-family residential real estate and $7.9 million in consumer and other loans. Our intent is to continue to service our communities in one- to four-family residential, consumer and commercial real estate lending and continue with our strategic plan of generating additional lending opportunities and core relationships.

The Corporation continues to originate fixed-rate, single-family loans in its marketplace, with most originated for sale in the secondary market rather than for its portfolio. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Corporation to manage its investment in loans serviced, without assuming the interest-rate risk associated with holding long-term fixed-rate assets, which facilitates the maintenance of liquidity levels. Mortgage application volume has remained elevated in the current quarter, due to a low interest rate environment, and consisted predominantly of loan refinancing highly correlated to interest rate movements and levels. New home sales continue to remain weak in the current economic environment, limiting new home financing opportunities.

During the first six months of 2012, the average yield on loans was 5.21% a decrease of 36 basis points as compared to 5.57% for the same period in 2011. The decrease in yield is due to lower average loan balances coupled with lower effective rates in the loan portfolio during 2012. As we continue to have payoffs and adjustable rate loans re-price and originate new loans at the current lower rate environment we expect the yield on loans to continue to decrease slightly throughout 2012.

The allowance for loan losses totaled $14.2 million and $14.5 million at June 30, 2012, and December 31, 2011, respectively, representing 60.0% and 58.3% of nonperforming loans, respectively, at those dates. Nonperforming loans (loans with three payments delinquent plus nonaccrual loans) totaled $23.7 million and $24.9 million at June 30, 2012 and December 31, 2011, respectively, constituting 3.8% of total net loans for June 30, 2012 and December 31, 2011, including loans held for sale. See the Allowance for loan losses footnote above for additional information related to change in allowance and delinquency. Net charge-offs totaled $1.5 million and $1.3 million for the six months ended June 30, 2012 and June 30, 2011 respectively.

The following table sets forth information with respect to Advantage’s nonperforming assets for the periods indicated.

Loans accounted for on nonaccrual basis: (dollars in thousands)	June 30, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008

Total nonperforming loans	$23,653	$24,918	$33,779	$36,449	$53,528
Other real estate owned	11,966	10,888	10,096	9,660	5,841

Total nonperforming assets	$35,619	$35,806	$43,875	$46,109	$59,369

Allowance for loan losses	$14,185	$14,532	$16,870	$16,099	$15,747

Nonperforming loans as a percent of total net loans	3.85%	3.85%	4.92%	5.40%	6.91%
Nonperforming assets to total assets	4.64%	4.67%	5.38%	5.47%	5.93%
Allowances for loan losses as a percent of nonperforming loans	60.0%	58.3%	49.9%	44.2%	29.4%

Memo section:
Troubled debt restructurings
Loans and leases restructured and in compliance with modified terms	$17,527	$16,095	$7,122	$16,645	$11,440

Loans and leases restructured and not in compliance with modified terms	$7,643	$7,161	$9,276	$4,783	$12,882

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

At June 30, 2012, the Corporation’s other real estate owned (REO) consisted of 169 repossessed properties with a net book value of $12.0 million, an increase of $1.1 million, compared to December 31, 2011, due primarily to one large relationship. Initial loss is recorded as a charge to the allowance for loan losses. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The Corporation reflects costs to carry REO as period costs. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property.

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

Deposits totaled $638.5 million at June 30, 2012, an increase of $9.3 million, or 1.5%, from the total at December 31, 2011. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at June 30, 2012 and December 31, 2011:

(Dollars in thousands)	June 30, 2012		December 31, 2011		Change
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$67,460	0.00%	$62,881	0.00%	4,579	0.00%
Interest-bearing demand	68,768	0.17	64,213	0.18	4,555	(0.01)
Money market	121,879	0.41	114,503	0.45	7,376	(0.04)
Savings	49,845	0.10	42,417	0.10	7,428	0.00
Certificates of deposit – retail	330,564	1.55	345,245	1.65	(14,681)	(0.10)

Total deposits	638,516	0.92%	$629,259	1.01%	9,257	(0.09)%

The decrease in certificates of deposits was primarily due to decreases in non-core customers (only certificate of deposit account). The decline in retail certificates of deposit continues to be strategically directed as part of management’s relationship pricing initiative which targets rate sensitive, non-relationship deposits for reduction, coupled with an emphasis on increasing “core relationships” and commercial deposits. The Corporation continues to focus on its collection of core deposits. Core deposit balances, generated from customers throughout the Bank’s branch network, are generally a stable source of funds similar to long-term funding, but core deposits such as checking and savings accounts are typically less costly than alternative fixed-rate funding. The Corporation believes that this cost advantage makes core deposits a superior funding source, in addition to providing cross-selling opportunities and fee income possibilities. Management will continue to modify its noncore deposit strategies to support the funding needs of the Company’s loan activities, while maintaining appropriate liquidity levels, as it executes its strategies to diversify its funding mix by expanding “core deposit relationships” and building business deposits. To the extent the Bank is able to grow its core deposits and continues to pay down borrowings and higher cost funds such as certificates of deposits, the cost related to these liabilities should decrease.

In 2010, we implemented a number of organizational and product development initiatives including a new suite of commercial and small business checking accounts, enhancements to our online business cash management system, and the launch of remote deposit capture solution. We believe these products will continue to help us be more competitive for business checking accounts. Additionally, in 2011 we implemented paperless statements that are less costly to the Bank, more efficient for many customers, and strategically add convenience products to enhance our banking products with current technology.

Effective January 1, 2010, interest rates paid by Advantage on deposits became subject to limitations as a result of a consent order Advantage entered into with the FDIC and Ohio Division of Financial Institutions in July 2009 (Prior “Consent Order”). Deposits solicited by the Bank cannot significantly exceed the prevailing rates in our market areas. The FDIC has implemented by regulation the statutory language “significantly exceeds” as meaning more than 75 basis points. Although the rule became effective January 1, 2010, Advantage has utilized these standards since mid-year 2009.

Advances from the FHLB and other borrowings totaled $69.2 million at June 30, 2012, a decrease of $11.1 million, or 13.8%, from the total at December 31, 2011. The decrease in borrowings was due to decreased balances in repurchase agreements which we believe is timing related to customer needs coupled with the payoff of a maturing $5.0 million advance.

The decrease in advances from borrowers for taxes and insurance of $1.2 million for the period ended June 30, 2012 was attributable to timing differences between the collection and payment of taxes and insurance. The increase of $1.8 million in accrued expenses and other liabilities was primarily the result of timing related to an investment that was purchased but not settled as of June 30, 2012.

Stockholders’ equity totaled $46.8 million at June 30, 2012, an increase of $1.2 million, or 2.6%, from December 31, 2011. The increase resulted primarily from net earnings of $895,000, coupled with $262,000 of restricted stock awards related to the 2011 officer incentive plan and an increase in other comprehensive income of $49,000 related to the fair value of our investment securities. This was partially offset by $36,000 of net changes related to FAS 123R and stock based compensation.

Comparison of Results of Operations for the Six Months Ended June 30, 2012 and 2011

Camco’s net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest-rate spread”)’ and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Camco’s interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand, the collectability of loans, and deposit flows. Net interest income also includes amortization of loan origination fees, net of origination costs.

Camco’s net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts and gains on sale of loans held for sale. In addition, net income is affected by the level of operating expenses, loan loss provisions, and costs associated with the acquisition, maintenance and disposal of real estate.

Camco recognized net earnings for the six months ended June 30, 2012, of $895,000, an increase of $1.7 million, or 210.4%, from the net loss of $811,000 reported in the comparable 2011 period. On a per share basis, the net earnings during the first half of 2012 were $0.12, compared to $(0.11) per share in the first half of 2011. The increase in earnings was primarily attributable to increased gain on sale of loans, decreased REO expense and loan expenses coupled with a decrease in provision for losses on loans. This was offset partially by decreased gain on sale of investments.

Net Interest Income

Net interest income totaled $12.1 million for the six months ended June 30, 2012, a decrease of $944,000 or 7.2%, compared to the six month period ended June 30, 2011, generally reflecting the effects of a $13.4 million decrease in the average balance of interest earning assets coupled with the decrease of average yield on earning assets of 57 basis points. This was partially offset by a $38.8 million decrease in interest-bearing liabilities and a decrease of 33 basis points related to the cost of funding. Due to these changes, the net interest margin decreased 20 basis points to 3.42% in 2012 compared to 3.62% in 2011.

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

Six Months Ended June 30,	2012			2011
(Dollars in thousands)	Average outstanding balance	Interest earned/ paid	Average yield/ rate	Average outstanding balance	Interest earned/ paid	Average yield/ Rate
Interest-earning assets:
Loans receivable (1)	$610,973	$15,912	5.21%	$636,523	$17,740	5.57%
Securities	55,720	219	0.79%	23,856	439	3.68%
FHLB stock	9,888	216	4.37%	12,745	493	7.74%
Other Interest-bearing accounts	30,613	2	0.01%	47,422	10	.04%

Total interest-earning assets	707,194	16,349	4.62%	720,546	18,682	5.19%

Noninterest-earning assets (2)	68,192			75,067

Total average assets	$775,386			$795,613

Interest-bearing liabilities:
Deposits	574,069	2,956	1.03%	598,741	4,107	1.37%
FHLB advances and other	75,724	1,291	3.41%	89,877	1,529	3.40%

Total interest-bearing liabilities	649,793	4,247	1.31%	688,618	5,636	1.64%

Noninterest-bearing deposits	66,279			50,042
Noninterest-bearing liabilities	13,262			11,078

Total average liabilities	729,334			749,738
Total average stockholders’ equity	46,052			45,875

Total liabilities and stockholders’ equity	$775,386			$795,613

Net interest income/Interest rate spread		$12,102	3.31%		$13,046	3.55%

Net interest margin (3)			3.42%			3.62%

Average interest-earning assets to average interest-bearing liabilities			108.8%			104.64%

(1)	Includes loans held for sale. Loan fees are immaterial.
(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses
(3)	Net interest income as a percent of average interest-earning assets

Interest income on loans totaled $15.9 million for the six months ended June 30, 2012, a decrease of $1.8 million, or 10.3%, from the comparable 2011 period. The decrease resulted primarily from a decrease in the average balance outstanding of $25.6 million, or 4.0%, from the comparable 2011 period. The average loan balances continued to be impacted by loan payments and payoffs, which are not being totally replaced by new portfolio loan production, as well as movement of loans to real estate owned and the change related to balances in non-accrual and charged off loans during the period. Commercial production slowed in the fourth quarter of 2011 and first quarter of 2012, but the pipeline began to increase in the second quarter of 2012. The higher loan payoffs that occurred in the current year were at higher rates than new production which is being generated at our current lower interest rate environment. This created a 36 basis point decrease in the average yield on loans.

Interest income on securities totaled $219,000 for the six months ended June 30, 2012, a decrease of $220,000, or 50.1%, from the first half of 2011. The decrease was due primarily to a 289 basis point decrease in the average yield to 0.79% for the 2012 period. In early 2011 we sold investments for a gain on sale and have purchased new investments with additional cash on hand liquidity. These investments are shorter term and at lower interest rates, which affected the average yield on investments.

Dividend income on FHLB stock is paid a quarter in arrears. Due to our redemption of $20.0 million of FHLB stock in January 2011, the yield was inflated for the first quarter of 2011. Therefore in the first quarter of 2011, interest was paid on $29.8 million. The current interest yield on the asset is applicable to actual rates received on this investment. Interest income on other interest bearing accounts continues to be low due to higher balances needed to compensate for charges at correspondent banks, leaving less balance for interest calculation offset partially by a slight increase in rates. We will continue to deploy cash when available by paying down advances and borrowings in order to generate additional income.

Interest expense on deposits totaled $3.0 million for the six months ended June 30, 2012, a decrease of $1.2 million, or 28.0%, compared to the same period in 2011 due primarily to a 34 basis point decrease in the average cost of deposits to 1.03% in the current period, coupled with a $24.7 million, or 4.1%, decrease in average interest bearing deposits outstanding. While the cost of deposits was lower in 2012 compared to 2011, the cost of funds in 2012 is expected to stabilize as rates have been at low levels for the past few years. However, we will continue to re-price certificates of deposit in the current lower interest rate environment in 2012, which should decrease costs slightly if rates continue to be at the current low levels. Although, competitive pressures may limit our ability to reduce interest rates paid on deposits.

Interest expense on borrowings totaled $1.3 million, for the six months ended June 30, 2012, a decrease of $238,000, or 15.6%, from the same 2011 six months period. The decrease resulted primarily from a $14.2 million or 15.8% decrease in the average borrowings outstanding, offset partially by a 1 basis point increase in the average cost of borrowings to 3.41%. In early June 2012, we restructured $22.0 million of advances with a weighted rate of 2.52%. After the restructure the weighted rate on the replacement advances was 1.53%, which should decrease expense going forward by approximately $18,000 per month.

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

Camco’s loan quality has been negatively impacted by conditions within our market areas which have caused declines in real estate values and deterioration in the financial condition of some of our borrowers. These conditions have led Camco to downgrade the loan quality ratings on various loans through our loan review process. In addition, some of our loans became under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral. As a result, Camco’s provision for loan losses, net charge-offs and non-performing loans were significantly higher than historical levels in 2009 and 2010. Camco made noted improvement in non-performing loans in 2011 and continues to improve in 2012. See item 7. Allowance Loan Losses and related tables above in the notes to Consolidated Financial Statements.

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

Based upon an analysis of these factors, the continued economic outlook and new production, we recorded a provision for losses on loans of $1.1 million for the six months ended June 30, 2012. We believe our loans are adequately reserved for probable losses inherent in our loan portfolio at June 30, 2012. However, there can be no assurance that the loan loss allowance will be adequate to absorb actual losses. See item 7. Allowance for Loan Losses for additional information above in the notes to Consolidated Financial Statements.

Other Income

Other income totaled $3.7 million for the six months ended June 30, 2012, a decrease of $399,000, or 9.8%, from the comparable 2011 period. The decrease in other income was primarily attributable to a $1.3 million decrease in gain on sale of investments, offset partially by the increase of $1.0 million in gain on sale of loans.

The decrease in gain on sale of investments can be attributed to the fact that there were no sales in 2012. Gain on sale of loans increased in 2012 primarily due to 2011 including the sale of three portfolio loans at a loss of $433,000, which was offset by the 2011 year to date gain on the sale of mortgage loans of $433,000. When comparing the six months ended June 30, 2012 versus 2011, the gain on sale of mortgage loans increased $648,000.

General, Administrative and Other Expense

General, administrative and other expense totaled $13.7 million for the six months ended June 30, 2012 a decrease of $819,000 or 5.6%, from the comparable period in 2011. The decrease in general, administrative and other expense was primarily due to decreases in real estate owned and other expense and other loan fee expenses. These decreases were partially offset by an increase in professional services.

The decrease in real estate owned and other expense of $419,000 is primarily due to the prepayment of FHLB borrowings in the first quarter of 2011. Additionally, 2011 included losses on sale of real estate owned of $590,000 versus current year gain on sale of $91,000. The decrease of $420,000 in other loan expense was due to lower classified asset expenses in the first half of 2012.

The increase in professional services is related to additional legal expenses related to our exploration of capital raising alternatives.

Federal Income Taxes

Federal income tax benefit totaled $25,000 for the six months ended June 30, 2012 a decrease of $562,000 compared to the six months ended June 30, 2011. This decrease reflects the change for 2012 in the valuation allowance against the Corporation’s net deferred tax asset. In 2011, the Corporation sold available for sale investments that were no longer carrying a deferred position and recorded tax expense related to such transactions.

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

The Corporation has a net operating loss carry forward for tax purposes of approximately $4.3 million at June 30, 2012. This compares to a net operating loss carry forward of approximately $7.2 million at December 31, 2011. As the Corporation returns to profitability, future earnings may benefit from the current operating loss carry-forwards.

Comparison of Results of Operations for the Three Months Ended June 30, 2012 and 2011

Camco’s net earnings for the three months ended June 30, 2012, totaled $482,000, an increase of $1.9 million, from the net loss of $1.5 million reported in the comparable 2011 period. On a per share basis, the net earnings for the three months ended 2012 were $0.06, compared to a loss of $(0.20) per share in the three months of 2011. The increase in earnings was primarily attributable to decreased provision recorded for losses on loans, coupled with increased gain on sale of loans and decreased real estate owned and other expenses which was offset by decreased net interest income.

Net Interest Income

Net interest income totaled $5.9 million for the three months ended June 30, 2012, a decrease of $523,000 or 8.1%, compared to the three months period ended June 30, 2011, generally reflecting the effects of a decrease in the average yield on earning assets of 62 basis points coupled with the decrease of a $3.1 million in average balance of interest earning assets. This was partially offset by a $25.2 million decrease in interest-bearing liabilities and a decrease of 32 basis points related to the cost of funding. Due to these changes the net interest margin decreased 28 basis points to 3.33% in 2012 compared to 3.61% of 2011.

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

Three Months Ended June 30,	2012			2011
(Dollars in thousands)	Average outstanding balance	Interest earned/ paid	Average yield/ rate	Average outstanding balance	Interest earned/ paid	Average yield/ Rate
Interest-earning assets:
Loans receivable (1)	$599,582	$7,699	5.14%	$631,496	$8,839	5.60%
Securities	71,916	132	0.73%	16,437	84	2.04%
FHLB stock	9,888	104	4.21%	9,888	154	6.23%
Other Interest-bearing accounts	28,468	1	0.01%	55,116	3	0.02%

Total interest-earning assets	709,854	7,936	4.47%	712,937	9,080	5.09%

Noninterest-earning assets (2)	68,973			67,405

Total average assets	$778,827			$780,342

Interest-bearing liabilities:
Deposits	576,410	1,405	0.98%	595,021	1,918	1.29%
FHLB advances and other	73,307	618	3.37%	79,862	726	3.64%

Total interest-bearing liabilities	649,717	2,023	1.25%	674,883	2,644	1.57%

Noninterest-bearing deposits	68,119			49,427
Noninterest-bearing liabilities	14,645			10,419

Total average liabilities	732,481			734,729
Total average stockholders’ equity	46,346			45,613

Total liabilities and stockholders’ equity	$778,827			$780,342

Net interest income/Interest rate spread		$5,913	3.22%		$6,436	3.52%

Net interest margin (3)			3.33%			3.61%

Average interest-earning assets to average interest-bearing liabilities			109.3%			105.6%

(1)	Includes loans held for sale. Loan fees are immaterial.
(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses
(3)	Net interest income as a percent of average interest-earning assets

Interest income on loans totaled $7.7 million for the three months ended June 30, 2012, a decrease of $1.1 million, or 12.9%, from the comparable 2011 period. The decrease resulted primarily from a decrease in the average balance outstanding of $31.9 million, or 5.1%, from the comparable 2011 period. This is primarily related to slowed commercial production in the last quarter of 2011 and first half of 2012. This was coupled with higher loan payoffs, which were at higher rates than the new production that is being generated in our current low interest rate environment. This created a 46 basis point decrease in the average yield on loans.

Interest income on securities totaled $132,000 for the three months ended June 30, 2012, an increase of $48,000, or 57.1%, from the second quarter of 2011. The increase was due primarily to an increase in the average balances of $55.5 million, or 337.5%, offset partially by a 131 basis point decrease in the average yield to 0.73% for the 2012 period. In early 2011, we sold investments for a gain on sale and have purchased new investments with additional cash on hand liquidity. These investments are shorter term and at current lower interest rates.

Dividend income on FHLB stock is paid a quarter in arrears. Due to our redemption of $20.0 million of FHLB stock in January 2011, and interest being paid in the arrears, the yield was inflated in 2011. The current interest yield on the asset is the actual rate paid on such investments. Interest income on other interest bearing accounts continues to be low due to higher balances needed to compensate for charges at correspondent banks, leaving less balance for interest calculation offset partially by a slight increase in rates. We will continue to deploy cash when available by paying down advances and borrowings in order to generate additional income.

Interest expense on deposits totaled $1.4 million for the three months ended June 30, 2012, a decrease of $513,000, or 26.8%, compared to the same period in 2011 due primarily to a 31 basis point decrease in the average cost of deposits to 0.98% in the current period, coupled with a $18.6 million, or 3.1% decrease in average interest bearing deposits outstanding. While the cost of deposits was lower in 2012 compared to 2011, the cost of funds in 2012 is expected to stabilize as rates have been at low levels for the past few years. However, we will continue to re-price certificates of deposit in the current lower interest rate environment in 2012, which should decrease costs slightly if rates continue to be at the current low levels. Although, competitive pressures may limit our ability to reduce interest rates paid on deposits.

Interest expense on borrowings totaled $618,000 for the three months ended June 30, 2012, a decrease of $108,000, or 14.9%, from the same 2011 three-month period. The decrease resulted primarily from a $6.6 million or 8.2% decrease in the average borrowings outstanding, coupled with a 27 basis point decrease in the average cost of borrowings to 3.37%. In early June we restructured $22.0 million of advances with a weighted rate of 2.52%. After the restructure the weighted rate on the replacement advances was 1.53%, which should decrease expense by approximately $18,000 per month going forward.

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

Based upon an analysis of these factors, the continued economic outlook and new production we recorded a provision for losses on loans of $137,000 for the three months ended June 30, 2012. We believe our loans are adequately reserved for probable losses inherent in our loan portfolio at June 30, 2012. However, there can be no assurance that the loan loss allowance will be adequate to absorb actual losses. See item 7. Allowance for Loan Losses for additional information above in the notes to Consolidated Financial Statements.

Other Income

Other income totaled $1.7 million for the three months ended June 30, 2012, an increase of $651,000, or 63.3%, from the comparable 2011 period. The increase in other income was primarily attributable to a $609,000 increase in gain on sale of loans. In 2011, we incurred a loss on the sale of three portfolio loans of $283,000, which was partially offset by the normal residential fixed rate secondary market activity gain on the sale of $191,000. When comparing the three months ended June 30, 2012 versus 2011 the gain on sale of mortgage loans increased $326,000.

General, Administrative and Other Expense

General, administrative and other expense totaled $7.0 million for the three months ended June 30, 2012 a decrease of $106,000 or 1.5%, from the comparable period in 2011. The decrease in general, administrative and other expense was primarily due to decreases in real estate owned and other expense, and other loan fee expenses.

The decrease in real estate owned and other expense of $236,000 is primarily due to the loss on sale of real estate owned in the second quarter of 2011 of $309,000 versus the 2012 second quarter gain on sale of $91,000. The decrease of $100,000 in other loan expense was due to lower classified asset expenses in the three months second quarter of 2012.

Federal Income Taxes

Federal income tax benefit totaled $62,000 for the three months ended June 30, 2012 a decrease of $51,000 compared to the three months ended June 30, 2011. This reflects the changes in each of the quarters related to the valuation allowance against the Corporation’s net deferred tax asset.

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

The Corporation has a net operating loss carry forward for tax purposes of approximately $4.3 million at June 30, 2012. This compares to a net operating loss carry forward of approximately $7.2 million at December 31, 2011. As the Corporation returns to profitability, future earnings may benefit from the current operating loss carry-forwards.

Additional Capital

The FDIC and Ohio Division entered into a new consent order (the “New Consent Order”) with Advantage in February 2012, which replaced the Prior Consent Order. This New Consent Order requires, Advantage, among other things, to: (i) add two independent directors to Advantage’s Board; (ii) increase its Tier 1 leverage capital to 9.0% and its total risk based capital to 12.0%; (iii) develop and submit a capital plan; (iv) implement plans to reduce its classified assets and loan concentrations; (v) ensure the establishment of a comprehensive policy and methodology for determining the adequacy of the allowance for loan and lease losses; (vi) seek regulatory approval prior to declaring or paying any cash dividend; and (vii) adopt and develop a strategic plan, liquidity plan, profit plan and budget. The Corporation’s Tier 1 capital at June 30, 2012 did not meet the requirements set forth in the New Consent Order or the Memorandum of Understanding (the “MOU”) that Camco entered into with the Federal Reserve Board of Governors (“FRB”) on March 4, 2009 as those agreements are discussed under “Liquidity and Capital Resources” below. As a result, the Corporation will need to increase capital levels to meet the standards set forth by the FDIC, Ohio Division and FRB. On July 17, 2012, Camco filed a Form S-1 for a rights offering. This is only one of several alternatives currently being evaluated by the Board and there is no assurance that this will be the final capital raising measure pursued.

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

Camco is a single bank holding company with its primary source of liquidity derived from dividends received from the Bank which are dependent on the Bank’s cash flow and earnings. Ohio statutes also impose certain limitations on a bank’s payment of dividends and other capital distributions. Currently, the New Consent Order prohibits the Bank from paying a dividend to Camco without prior approval of the FDIC and Ohio Division. Camco has $5.0 million in trust preferred securities outstanding with a maturity date of 2037 and a provision that provides for a deferment of interest payment for up to 20 consecutive quarters without default, if required. Based on notification received from the FRB on April 30, 2009, Camco was required to exercise this provision to defer interest payments and has deferred a total of thirteen quarters as of June 30, 2012. Further, as a result of entering into the MOU, Camco is prohibited from paying dividends to our stockholders without first obtaining the approval of the FRB. Our ability to pay dividends to stockholders is dependent on our net earnings. Increases in loan losses or higher regulatory capital reserve requirements may also jeopardize our ability to pay dividends.

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

Liquid assets consist of cash and interest-bearing deposits in other financial institutions, investments and mortgage-backed securities. Approximately $10.0 million, or 13.8%, of our investment portfolio is expected to mature or prepay during the next 12 months. While these maturities could provide a source of liquidity in the short term, the collateral requirements of public deposits and repurchase agreements limit our ability to use these funds freely. State and local political subdivision deposits equaled $15,800 at June 30, 2012, and $2.0 million at December 31, 2011.

Liquidity sources also include deposits, borrowings and principal and interest repayments on loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are influenced more by interest rates, general economic conditions, and competition and are difficult to predict. Approximately $157.6 million of the Corporation’s certificate of deposit portfolio is scheduled to mature during the next 12 months. Depositors continue a preference toward short-term certificates or other issuances less than 18 months but our current rates have incented customers to choose longer term certificates ranging from 24 to 60 months. Although some customers are choosing the longer term certificates, the shorter term preference places additional liquidity pressure on the Corporation, however, management has seen a weakening in competition for deposits in the current economic environment. A material loss of these short-term deposits could force us to seek funding through contingency sources, which may negatively impact earnings.

Management may augment liquidity and core deposit funding utilizing diversified and reliable sources of wholesale funds. Borrowings with up to one year maturity may be used to compensate for reduction in other sources of funds or to support lending activities. The Bank’s loan portfolio and FHLB stock provide collateral to support its borrowing needs. Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions. One wholesale funding source historically used by the Bank is brokered deposits. At June 30, 2012 all such deposits have matured and been paid off.

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

The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as June 30, 2012.

	Payments due by period
	Less than 1 year	1 – 3 Years	3 – 5 years	More than 5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$267	$377	$210	$12	$866
Advances from the FHLB	5,000	27,392	20,000	6,053	58,445
Repurchase agreements	5,755	0	0	0	5,755
Certificates of deposit	157,575	133,584	39,405	0	330,564
Subordinated debentures (1)	0	0	0	5,000	5,000
Ohio equity funds for housing	101	196	243	5	545
Deferred Compensation	222	412	401	1,151	2,186
Amount of commitments expiring per period:
Commitments to originate loans:
Revolving open-end lines secured by 1-4 residential properties	$38,736	$0	$0	$0	$38,736
Commercial and industrial loans	22,949	0	0	0	22,949
One- to four-family construction loan	1,476	0	0	0	1,476
Commercial real estate, other construction loan and land development	25,467	0	0	0	25,467
Commercial and industrial and other unused commitments	8,287	0	0	0	8,287
Letters of credit	331	0	0	0	331

Total contractual obligations	$257,879	$161,961	$60,259	$12,221	$492,320

(1)	The subordinated debentures are redeemable, at Camco’s option.

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

As a result of the MOU with the FRB, Camco has deferred further interest payments on the subordinated debt securities relating to the trust preferred securities of Camco Financial Corporation Trust 1. The Camco has the right under the indenture for the subordinated debt securities to defer interest payments for up to 20 consecutive calendar quarters. The deferral provisions for the securities were intended to provide the Corporation with a measure of financial flexibility during times of financial stress due to market conditions, such as the current state of the financial and real estate markets.

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

Camco and Advantage are required to maintain minimum regulatory capital pursuant to federal regulations and the New Consent Order. The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at June 30, 2012:

	Actual			For capital Adequacy purposes		To be “well- capitalized” under prompt corrective action provisions
	Amount	Ratio		Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$		%	>$	> 8.0%	>$	10.0%
Advantage Bank	$		%	>$	> 8.0%	>$	10.0%

Tier I capital to risk-weighted assets:
Camco Financial Corporation	$		%	>$	> 4.0%	>$	6.0%
Advantage Bank	$		%	>$	> 4.0%	>$	6.0%

Tier I leverage to average assets:
Camco Financial Corporation	$		%	>$	> 4.0%	>$	5.0%
Advantage Bank	$		%	>$	> 4.0%	>$	5.0%

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

The New Consent Order issued by the FDIC and Ohio Division requires Advantage to, among other things, (i) increase its Tier 1 risk based capital to 9.0% by March 31, 2012; and (ii) seek regulatory approval prior to declaring or paying any cash dividend. Therefore, Advantage must maintain 9.0% Tier 1 Capital to be deemed “adequately capitalized”. As a result of the New Consent Order, Advantage remains disqualified as a public depository under Ohio law and will incur higher premiums for FDIC insurance of its accounts. Currently, Advantage is not in compliance with the Tier 1 capital requirement of the New Consent Order.

As a result of the recent downturn in the financial markets, the availability of many sources of capital (principally to financial service companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the downturn. Management cannot predict when or if the capital markets will return to more favorable conditions.

There can be no assurances that the Corporation will be successful in its efforts to raise additional capital during 2012 through its previously announced rights offering. Should these efforts be unsuccessful, due to the regulatory restrictions that prohibit dividends between the Bank and Camco, Camco may become unable to meet its financial obligations in the normal course of business. Further, a material failure to comply with the provisions of the MOU, Camco Agreement or New Consent Order could result in additional enforcement actions by the FDIC, the Ohio Division or the FRB.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Corporation’s market risk is generally composed of interest rate risk.

Asset/Liability Management: The Corporation’s asset and liability committee (“ALCO”) monitors and considers methods of managing the rate sensitivity and re-pricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value (“NPV”) and net interest income. The Corporation’s asset and liability management program is designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

The Corporation’s exposure to interest rate risk is reviewed on a quarterly basis by the ALCO and the Corporation’s Board of Directors. Exposure to interest rate risk is measured with the use of interest rate sensitivity anlaysis to determine the Corporation’s change in NPV in the event of hypothetical changes in interest rates, while interest rate sensitivity gap analysis is used to determine the re-pricing characteristics of the Corporation’s assets and liabilities. If estimated changes to NPV and net interest income are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

In order to reduce the exposure to interest rate fluctuations, the Corporation has developed strategies to manage its liquidity, shorten the effective maturity and increase the interest rate sensitivity of its asset base. Management has sought to decrease the average maturity of its assets by emphasizing the origination of adjustable-rate loans and loans with shorter balloon maturities which are retained by the Corporation for its portfolio. Additionally, all long-term fixed-rate mortgages are underwritten according to guidelines of the Freddie Mac and the Fannie Mae, which are then sold directly for cash in the secondary market. The Corporation carefully monitors the maturity and re-pricing of its interest-earning assets and interest-bearing liabilities to minimize the effect of changing interest rates on its NPV. The Corporation’s interest rate risk position is the result of the re-pricing characteristics of assets and liabilities.

Item 4:	Controls and Procedures

Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Camco’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures were effective as of June 30, 2012. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. During the period covered by this Quarterly Report on Form 10-Q, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The 2012 Annual Meeting of the Stockholders (the “Annual Meeting”) of the Corporation has been moved to August 28, 2012. As such, the date of the Annual Meeting will have changed by more than 30 days from the anniversary of the Corporation’s 2011 Annual Meeting. In accordance with Rule 14a-5(f) and Rule 14a-8(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation considered stockholder proposals submitted pursuant to Rule 14a-8 for inclusion in the Corporation’s proxy materials for the Annual Meeting to have been submitted in a timely fashion if such proposals were received by the Corporation no later than January 4, 2012. Such proposals should have been delivered by certified mail to the attention of the Corporate Governance and Nominating Committee of Camco Financial Corporation at 814 Wheeling Avenue, Cambridge, Ohio, 43725.

Item 6.	Exhibits

Exhibit 3(i)	Third Restated Certificate of Incorporation of Camco Financial Corporation, as amended	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Film no. 04668873 Exhibit 3(i)

Exhibit 3(ii)	2003 Amended and Restated By-Laws of Camco Financial Corporation	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Exhibit 3(ii)

Exhibit 10.1	2012 Incentive Award Plan	Incorporated by reference to Camco’s Report on Form 8-K filed on April 13, 2012

Exhibit 10.2	New Consent Order with And the State of Ohio, Division of Financial Institutions	Incorporated by reference to Camco’s Report on Form 8-K filed on May 16, 2012, Exhibit 10.1

Exhibit 10.3	Camco Financial Corporation And Affiliates Officer Incentive Plan	Incorporated by reference by Camco’s Report on Form 8-K filed on May 18, 2012, Exhibit 10.1

Exhibit 31(i)	Section 302 certification by Chief Executive Officer

Exhibit 31(ii)	Section 302 Certification by Chief Financial Officer	Filed herewith

Exhibit 32(i)	Section 1350 certification by Chief Executive Officer	Filed herewith

Exhibit 32(ii)	Section 1350 certification by Chief Financial Officer	Filed herewith

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Link base Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Link base Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Link base Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMCO FINANCIAL CORPORATION

Date:	August 13, 2012	By:	/s/ James E. Huston
Chief Executive Officer
James E. Huston
Chief Executive Officer

Date:	August 13, 2012	By:	/s/ John E. Kirksey
John E. Kirksey
Chief Financial Officer