Form 10-Q/A
period 2012-06-30
CAMCO FINANCIAL CORP
filed 2012-09-20
CIK 16614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

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

Camco Financial Corporation

Camco Financial Corporation

Quarterly Report on Form 10-Q/A for the period ended June 30, 2012

EXPLANATORY NOTE

Camco Financial Corporation (the Camco”) is filing this Amendment No. 1 (“Amended Report”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 14, 2012 (the “Original Report”), to amend related disclosures in the Management’s Discussion and Analysis.

As a result, Camco is filing this Amended Report to amend Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to correct minor errors and complete the capital table, which was inadvertently left blank. Accordingly, this Amended Report does not reflect other events occurring after the Original Report, nor does it modify or update those disclosures affected by other subsequent events. Changes to Item 2 are noted in bold italics below:

•	Other income (6 months ended June 30, 2012)

•

Other income totaled $3.7 million for the six months ended June 30, 2012, a decrease of $399,000, or 9.8%, from the comparable 2011 period. The decrease in other income was primarily attributable to a $1.3 million decrease in gain on sale of investments, offset partially by the increase of $1.1 million in gain on sale of loans.

•

The decrease in gain on sale of investments can be attributed to the fact that there were few sales in 2012. Gain on sale of loans increased in 2012 primarily due to 2011 including the sale of three portfolio loans at a loss of $433,000, which was offset by the 2011 year to date gain on the sale of mortgage loans of $433,000. When comparing the six months ended June 30, 2012 versus 2011, the gain on sale of mortgage loans increased $648,000.

•	General Administrative and Other Expense (3 months ended June 30, 2012)

•

The decrease in real estate owned and other expense of $419,000 is primarily due to the prepayment of FHLB borrowings in the first quarter of 2011. Additionally, 2011 included losses on sale of real estate owned of $590,000 versus current year gain on sale of $91,000. The decrease of $420,000 in other loan expense was due to lower classified asset expenses in the second quarter of 2012.

•	Camco and Advantage’s table presenting capital requirements as June 30, 2012

	Actual		For capital Adequacy purposes				To be “well- capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$58,843	10.00%	≥	$47,068	≥	8.0%	≥	$58,835	10.0%
Advantage Bank	$56,591	9.62%	≥	$47,039	≥	8.0%	≥	$58,799	10.0%

Tier I capital to risk-weighted assets:
Camco Financial Corporation	$51,409	8.74%	≥	$23,534	≥	4.0%	≥	$35,301	6.0%
Advantage Bank	$49,157	8.36%	≥	$23,520	≥	4.0%	≥	$35,279	6.0%

Tier I leverage to average assets:
Camco Financial Corporation	$51,409	6.62%	≥	$31,057	≥	4.0%	≥	$38,821	5.0%
Advantage Bank	$49,157	6.35%	≥	$30,986	≥	4.0%	≥	$38,732	5.0%

This Amended Report also includes currently-dated certifications from the Camco’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

While we are making only the changes noted above in Item 2 and to the Exhibits, for convenience and ease of future reference, we are filing the entire Quarterly Report for the quarter ended June  30, 2012, in this Amended Report.

Item 1. Financial Statements

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Cash and due from banks	$15,460	$16,420
Interest-bearing deposits in other financial institutions	12,700	21,954

Cash and cash equivalents	28,160	38,374
Securities available for sale, at market	72,430	17,845
Securities held to maturity, at cost	2,917	3,083
Loans held for sale—at lower of cost or fair value	2,532	8,090
Loans receivable—net	599,605	639,177
Office premises and equipment—net	8,365	8,645
Real estate acquired through foreclosure	11,966	10,888
Federal Home Loan Bank stock—at cost	9,888	9,888
Accrued interest receivable	2,717	2,945
Mortgage servicing rights—at lower of cost or market	3,302	3,263
Prepaid expenses and other assets	4,806	4,927
Cash surrender value of life insurance	20,228	19,893

Total assets	$766,916	$767,018

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$638,516	$629,259
Other Borrowings	10,755	16,681
Advances from the Federal Home Loan Bank	58,445	63,604
Advances by borrowers for taxes and insurance	869	2,100
Accounts payable and accrued liabilities	11,555	9,769

Total liabilities	720,140	721,413

Commitments	—	—

Stockholders’ equity:
Preferred stock—$1 par value; authorized 100,000 shares; no shares outstanding	—	—
Common stock—$1 par value; authorized 29,900,000 shares; 9,147,000 and 8,884,508 shares issued at June 30, 2012 and December 31, 2011 respectively	9,147	8,885
Unearned compensation	(492)	(31)
Additional paid-in capital	60,954	60,528
Retained earnings	1,245	350
Accumulated other comprehensive income (loss) net of related tax effects	36	(13)
Treasury stock 1,678,913 shares at June 30, 2012 and December 31, 2011, at cost	(24,114)	(24,114)

Total stockholders’ equity	46,776	45,605

Total liabilities and stockholders’ equity	$766,916	$767,018

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Interest and dividend income
Loans	$15,912	$17,740	$7,699	$8,839
Investment securities	219	439	132	84
Other interest-earning accounts	218	503	105	157

Total interest and dividend income	16,349	18,682	7,936	9,080
Interest Expense
Deposits	2,956	4,107	1,405	1,918
Borrowings	1,291	1,529	618	726

Total interest expense	4,247	5,636	2,023	2,644

Net interest income	12,102	13,046	5,913	6,436
Provision for losses on loans	1,142	2,810	137	1,797

Net interest income after provision for losses on loans	10,960	10,236	5,776	4,639

Other income
Late charges, rent and other	551	565	223	203
Loan servicing fees	566	605	285	298
Service charges and other fees on deposits	998	1,032	508	529
Gain (loss) on sale of loans	1,081	—	517	(92)
Mortgage servicing rights – net	39	139	(63)	(132)
Gain (loss) on sale of investments & fixed assets	(2)	1,280	1	2
Income on cash surrender value of life insurance	426	437	208	220

Total other income	3,659	4,058	1,679	1,028

General, administrative and other expenses
Employee compensation and benefits	6,396	6,531	3,249	3,153
Occupancy and equipment	1,467	1,452	756	691
Federal deposit insurance premiums and other insurance	923	1,097	469	494
Data processing	571	561	285	277
Advertising	195	182	108	96
Franchise taxes	384	348	201	178
Postage, supplies and office expenses	507	471	251	253
Travel, training and insurance	121	121	71	56
Professional services	889	702	351	320
Transaction processing	399	367	207	200
Real estate owned and other expenses	1,236	1,655	589	825
Loan expenses	661	1,081	498	598

Total general, administrative and other expense	13,749	14,568	7,035	7,141

Earnings (loss) before federal income taxes	870	(274)	420	(1,474)

Federal income taxes (benefit)	(25)	537	(62)	(11)

NET EARNINGS (LOSS)	$895	$(811)	$482	$(1,463)

EARNINGS (LOSS) PER SHARE
Basic	$0.12	$(0.11)	$0.06	$(0.20)

Diluted	$0.12	$(0.11)	$0.06	$(0.20)

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Net earnings (loss)	$895	(811)	$482	$(1,463)

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities during the period, net of tax effects of $25 and $(103), $63 and $10 for the respective periods	50	(201)	123	20

Reclassification adjustment for realized gains included in net earnings, net of taxes of $0 and $(434), and $0 and $0 for the respective periods	(1)	(842)	(1)	—

Comprehensive income (loss)	$944	$(1,854)	$604	$(1,443)

CAMCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Unearned compensation	Treasury stock	Total stockholders’ equity
Balance at December 31, 2010	7,205,595	$8,885	$60,260	$136	$1,030	$(94)	$(24,114)	$46,103

Stock Option Expense	—	—	199	—	—	—	—	199
Net earnings for the year ended December 31, 2011	—	—	—	(811)	—	—	—	(811)
Restricted shares expense	—	—	—	—	—	47	—	47
Unrealized (losses) of securities designated as available for sale, net of related tax benefits	—	—	—	—	(1,043)	—	—	(1,043)

Balance at June 30, 2011	7,205,595	$8,885	$60,459	$(675)	$(13)	$(47)	$(24,114)	$44,495

Balance at December 31, 2011	7,205,595	$8,885	$60,528	$350	$(13)	$(31)	$(24,114)	$45,605

Stock Option Expense	—	—	64	—	—	—	—	64
Net earnings for the six months ended June 30, 2012	—	—	—	895	—	—	—	895
Restricted shares granted	262,492	262	362	—		(461)	—	163
Unrealized gains on securities designated as available for sale, net of related tax benefits	—	—	—	—	49	—	—	49

Balance at June 30, 2012	7,468,087	$9,147	$60,955	$1,245	$36	$(492)	$(24,114)	$46,776

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

A summary of the status of the Corporation’s stock option plans as of June 30, 2012 and December 31, 2011, and changes during the periods ending on those dates is presented below:

	Six Months ended June 30, 2012		Year ended December 31, 2011
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of period	587,342	$4.68	463,642	$5.84
Granted	—	—	161,538	2.14
Exercised	—	—	—	—
Forfeited	(1,442)	8.67	(29,338)	7.03
Expired	—	—	(8,500)	11.93

Outstanding at end of period	585,900	$4.65	587,342	$4.68

Options exercisable at period end	399,033	$5.76	317,467	$6.58

Weighted-average fair value of options granted during the period		$—		$1.49

The following information applies to options outstanding at June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.90 - $2.51	471,652	8.0	$2.39	284,785	$2.42
$8.92	19,260	5.6	8.92	19,260	8.92
$11.36 - $14.16	45,137	3.8	13.70	45,137	13.70
$16.13 - $17.17	49,851	1.8	16.44	49,851	16.44

	585,900	7.0	$4.67	399,033	$5.78

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

The Corporation utilizes information provided by a third-party investment securities portfolio manager in analyzing the investment securities portfolio in accordance with the fair value hierarchy of the Fair Value Topic. The portfolio manager’s evaluation of investment security portfolio pricing is performed using a combination of prices and data from other sources, along with internally developed matrix pricing models. The third-party’s month-end pricing process includes a series of quality assurance activities where prices are compared to recent market conditions, previous evaluation prices, and between the various pricing services. These processes produce a series of quality assurance reports on which price exceptions are identified, reviewed and where appropriate, securities are repriced. In the event of a materially different price, the third party will report the variance and review the pricing methodology in detail. The results of the quality assurance process are incorporated into the selection of pricing providers by the third party.

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

Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

(in thousands as of June 30, 2012)	Carrying value	Fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$28,160	$28,160	$28,160	$0	$0
Investment securities available for sale	72,430	72,430	0	72,386	44
Investment securities held to maturity	2,917	2,972	0	2,972	0
Loans held for sale	2,532	2,627	0	2,627	0
Loans receivable	599,605	607,189	0	0	607,189
Federal Home Loan Bank stock	9,888	9,888	0	0	9,888
Accrued interest receivable	2,717	2,717	2,717	0	0

Financial liabilities
Deposits	$638,516	$632,635	$65,996	$566,639	$0
Advances from the Federal Home Loan Bank	58,445	61,856	0	61,856	0
Repurchase agreements	5,755	5,755	0	0	5,755
Subordinated debentures	5,000	4,928	0	0	4,928
Advances by borrowers for taxes and insurance	869	869	869	0	0
Accrued interest payable	1,694	1,694	1,694	0	0

(in thousands as of December 31, 2011)	Carrying value	Fair value
Financial assets
Cash and cash equivalents	$38,374	$38,374
Investment securities available for sale	17,845	17,845
Investment securities held to maturity	3,083	3,135
Loans held for sale	8,090	8,250
Loans receivable	639,177	639,477
Federal Home Loan Bank stock	9,888	9,888
Accrued interest receivable	2,945	2,945

Financial liabilities
Deposits	$629,259	$623,145
Advances from the Federal Home Loan Bank	63,604	67,951
Repurchase agreements	11,681	11,681
Subordinated debentures	5,000	4,928
Advances by borrowers for taxes and insurance	2,100	2,100
Accrued interest payable	1,693	1,693

The following table presents financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance	Level 1	Level 2	Level 3
June 30, 2012
Securities available for sale:
U.S. government sponsored enterprises	$71,028	$0	$71,028	$0
Corporate equity securities	44	0	0	44
Mortgage-backed securities	1,358	0	1,358	0
December 31, 2011
Securities available for sale:
U.S. government sponsored enterprises	$16,292	$0	$16,292	$0
Corporate equity securities	52	0	—	52
Mortgage-backed securities	1,501	0	1,501	0

The following table presents financial assets and liabilities measured on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance	Level 1	Level 2	Level 3
June 30, 2012
Impaired loans	$25,587	$0	$0	$25,587
Real estate acquired through foreclosure	11,966	0	0	11,966

December 31, 2011
Impaired loans	$22,956	0	0	$22,956
Real estate acquired through foreclosure	10,888	0	0	10,888

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

The following table details non-accrual loans at June 30, 2012 and December 31, 2011:

	Non-Accrual	Non-Accrual
(in thousands)	June 30, 2012	December 31, 2011
Construction	$17	$19
Land, Farmland, Ag Loans	1,005	367
Residential	20,482	22,277
Commercial	1,648	1,879
Consumer	357	113
Commercial and industrial	144	212
Multi Family	0	51

Total	$23,653	$24,918

An age analysis of past due loans, segregated by class of loans were as follows:

June 30, 2012 (in thousands)	Loans 30-59 Days Past Due	Loans 60 - 89 Past Due	Loans 90+ Days Past Due	Total Past Due	Current	Total Loans	Accruing Loans 90 Days Past Due
Construction	$0	$0	$0	$0	$24,606	$24,606	$0
Land, Farmland, Ag Loans	13	279	136	428	16,055	16,483	0
Residential / prime	1,862	1,101	6,119	9,082	227,630	236,712	0
Residential / subprime	1,951	827	5,428	8,206	52,268	60,474	0
Commercial	0	0	714	714	158,167	158,881	0
Consumer	78	0	150	228	3,694	3,922	0
Commercial and industrial	0	0	100	100	36,061	36,161	0
Multi Family	0	0	0	0	76,551	76,551	0

Total	$3,904	$2,207	$12,647	$18,758	$595,032	$613,790	$0

December 31, 2011	Loans 30- 59 Days Past Due	Loans 60 - 89 Past Due	Loans 90+ Days Past Due	Total Past Due	Current	Total Loans	Accruing Loans 90 Days Past Due
(in thousands)
Construction	$0	$0	$0	$0	$23,876	$23,876	$0
Land, Farmland, Ag Loans	103	0	136	239	17,583	17,822	0
Residential / prime	638	269	4,139	5,046	235,502	240,548	0
Residential / subprime	5,380	1,818	9,499	16,697	60,679	77,376	0
Commercial	462	527	638	1,627	162,137	163,764	0
Consumer	54	76	18	148	3,382	3,530	0
Commercial and industrial	45	0	114	159	38,704	38,863	0
Multi Family	0	0	51	51	87,879	87,930	0

Total	$6,682	$2,690	$14,595	$23,967	$629,742	$653,709	$0

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

Impaired loans. Loans are considered impaired when, based on current information and events, it is probable Advantage will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other larger commercial credits. If a loan is collateral dependent and payment is expected solely from the collateral, or is less than the present value of estimated future cash flows using the loan’s existing rate and the calculated value is not sufficient it is considered impaired. If it is impaired a specific valuation allowance is allocated, so that the loan is reported net, or at the loan’s fair sale value. All payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured in which case interest is recognized on an accrual basis. Impaired loans or portions of loans are charged off when deemed uncollectible.

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

• When circumstances do not allow for an updated appraisal or Camco determines that an appraisal is not needed, the underlying collateral’s fair market value is estimated in the following ways:

•	Camco’s personnel property inspections combined with original appraisal review

•	County Auditor values

•	Broker price opinions

•	Various on-line fair market value estimation programs (i.e. Freddie Mac, Fannie Mae, etc.).

Impaired loans are set forth in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)	June 30, 2012
With no related allowance recorded:
Construction	$0	$0	$0
Land, Farmland, Ag Loans	666	1,022	0
Residential	507	641	0
Commercial	504	1,507	0
Consumer	0	0	0
Commercial and industrial	100	101	0
Multi Family	0	661	0

Total	$1,777	$3,932	$0

With a related specific allowance recorded:
Construction	$17	$17	$4
Land, Farmland, Ag Loans	238	238	25
Residential	11,651	12,013	481
Commercial	8,232	8,232	540
Consumer	259	301	18
Commercial and industrial	358	358	59
Multi Family	4,588	4,588	406

Total	$25,343	$25,747	$1,533

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Investment Income Recognized
(in thousands)	3 Months Ended June 30, 2012		3 Months Ended June 30, 2011		6 Months Ended June 30, 2012		6 Months Ended June 30, 2011
With no related allowance recorded:
Construction	$0	$0	$0	$0	$0	$0	$0	$0
Land, Farmland, Ag Loans	1,024	1	1,207	12	667	16	1,095	23
Residential	567	0	401	0	551	0	398	0
Commercial	504	0	902	0	504	0	901	0
Consumer	0	0	0	0	0	0	0	0
Commercial and industrial	103	0	0	0	102	0	0	0
Multi Family	0	0	66	0	0	0	66	0

Total	$2,198	$1	$2,576	$12	$1,824	$16	$2,460	$23

With a related specific allowance recorded:
Construction	$19	$0	$0	$0	$18	$0	$0	$0
Land, Farmland, Ag Loans	246	2	200	18	243	9	165	22
Residential	11,856	94	5,984	40	11,756	194	5,624	63
Commercial	8,104	127	8,172	51	8,361	253	8,149	106
Consumer	298	2	0	0	280	8	0	0
Commercial and industrial	389	5	415	4	377	12	406	10
Multi Family	4,622	54	4,061	48	4,611	107	4,046	95

Total	$25,534	$284	$18,832	$161	$25,646	$583	$18,390	$296

December 31, 2011 (in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction	$0	$0	$0
Land, Farmland, Ag Loans	0	0	0
Residential	1,945	3,579	0
Commercial	695	2,015	0
Consumer	0	0	0
Commercial and industrial	112	151	0
Multi Family	51	971	0

Total	$2,803	$6,716	$0

With a related specific allowance recorded:
Construction	$19	$0	$3
Land, Farmland, Ag Loans	1,203	1,216	208
Residential	8,922	9,033	720
Commercial	6,612	6,612	335
Consumer	128	100	41
Commercial and industrial	396	396	27
Multi Family	4,633	4,633	426

Total	$21,913	$21,990	$1,760

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

The following presents by class, information related to loans modified in a TDR during the six months ended June 30, 2012.

	Loans Modified as a TDR for the Three Months Ended June 30, 2012		Loans Modified as a TDR for the Six Months Ended June 30, 2012
Troubled Debt Restructurings[1]	Number of	Recorded Investment	Number of	Recorded Investment
(dollars in thousands)	Contracts	(as of period end)	Contracts	(as of period end)
Land, Farmland, Ag Loans	2	$733	2	$733
Residential—prime	20	2,572	24	2,818
Residential—subprime	7	781	8	802
Commercial	5	2,239	5	2,239
Consumer Other	2	111	3	120
Multi Family	1	160	1	160
Total	37	$6,596	43	$6,872

1	The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following presents by class, loans modified in a TDR from July 1, 2011 through June 30, 2012 that subsequently defaulted (i.e., 60 days or more past due following a modification) during the three and six months ended June 30, 2012.

	Loans Modified as a TDR		Loans Modified as a TDR
	Within the Previous Twelve Months		Within the Previous Twelve Months
	That Subsequently Defaulted During the		That Subsequently Defaulted During the
	Three Months Ended June 30, 2012		Twelve Months Ended June 30, 2012
		Recorded		Recorded
	Number of Contracts	Investment	Number of Contracts	Investment
(dollars in thousands)		(as of period end) [1]		(as of period end) [1]
Residential - prime	1	$68	1	$68
Consumer	1	20	1	20
Total	2	$88	2	$88

1	The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

8.	Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available for sale:
U.S. Government sponsored enterprises	$70,958	$82	$12	$71,028
Corporate equity securities	100	0	56	44
Mortgage-backed securities	1,317	41	0	1,358

Total investment securities available for sale	$72,375	$123	$68	$72,430

Held to maturity:
Municipal bonds	$1,936	$0	$0	$1,936
Mortgage-backed securities	981	55	0	1,036

Total investment securities held to maturity	$2,917	$55	$0	$2,972

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
		(In thousands)
Available for sale:
U.S. Government sponsored enterprises	$16,289	$6	$3	$16,292
Corporate equity securities	106	0	54	52
Mortgage-backed securities	1,469	32	0	1,501

Total investment securities available for sale	$17,864	$38	$57	$17,845

Held to maturity:
Municipal bonds	$2,008	$0	$0	$2,008
Mortgage-backed securities	1,075	52	0	21,127

Total investment securities held to maturity	$3,083	$52	$0	$3,135

The amortized cost and estimated fair value of investment securities at June 30, 2012 by contractual term to maturity are shown below.

	Available for Sale		Held to Maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(In thousands)
Due in one year or less	$2,500	$2,499	$0	$0
Due after one year through five years	68,458	68,529	0	0
Due after five years through ten years	0	0	0	0
Due after ten years	0	0	1,936	1,936

Subtotal	70,958	71,028	1,936	1,936

Mortgage-backed securities	1,317	1,358	981	1,036

Corporate equity securities	100	44	0	0

Total	$72,375	$72,430	$2,917	$2,972

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

At June 30, 2012 and December 31, 2011approximately $10.0 and $13.7 million, respectively, of investment securities were pledged in accordance with federal and state requirements to secure deposits and repurchase agreements.

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

Deposits totaled $638.5 million at June 30, 2012, an increase of $9.3 million, or 1.5%, from the total at December 31, 2011. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011		Change
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$67,460	0.00%	$62,881	0.00%	4,579	0.00%
Interest-bearing demand	68,768	0.17	64,213	0.18	4,555	(0.01)
Money market	121,879	0.41	114,503	0.45	7,376	(0.04)
Savings	49,845	0.10	42,417	0.10	7,428	0.00
Certificates of deposit – retail	330,564	1.55	345,245	1.65	(14,681)	(0.10)

Total deposits	638,516	0.92%	$629,259	1.01%	9,257	(0.09)%

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

Effective January 1, 2010, interest rates paid by Advantage on deposits became subject to limitations as a result of a consent order Advantage entered into with the FDIC and Ohio Division of Financial Institutions in July 2009 (“Prior Consent Order”). Deposits solicited by the Bank cannot significantly exceed the prevailing rates in our market areas. The FDIC has implemented by regulation the statutory language “significantly exceeds” as meaning more than 75 basis points. Although the rule became effective January 1, 2010, Advantage has utilized these standards since mid-year 2009.

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

Camco recognized net earnings for the six months ended June 30, 2012, of$895,000, an increase of $1.7 million, or 210.4%, from the net loss of $811,000 reported in the comparable 2011 period. On a per share basis, the net earnings during the first half of 2012 were $0.12, compared to $(0.11) per share in the first half of 2011. The increase in earnings was primarily attributable to increased gain on sale of loans, decreased REO expense and loan expenses coupled with a decrease in provision for losses on loans. This was offset partially by decreased gain on sale of investments.

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

	2012			2011
Six Months Ended June 30, (Dollars in thousands)	Average outstanding balance	Interest earned / paid	Average yield/ rate	Average outstanding balance	Interest earned / paid	Average yield/ Rate
Interest-earning assets:
Loans receivable (1)	$610,973	$15,912	5.21%	$636,523	$17,740	5.57%
Securities	55,720	219	0.79%	23,856	439	3.68%
FHLB stock	9,888	216	4.37%	12,745	493	7.74%
Other Interest-bearing accounts	30,613	2	0.01%	47,422	10	.04%

Total interest-earning assets	707,194	16,349	4.62%	720,546	18,682	5.19%

Noninterest-earning assets (2)	68,192			75,067

Total average assets	$775,386			$795,613

Interest-bearing liabilities:
Deposits	574,069	2,956	1.03%	598,741	4,107	1.37%
FHLB advances and other	75,724	1,291	3.41%	89,877	1,529	3.40%

Total interest-bearing liabilities	649,793	4,247	1.31%	688,618	5,636	1.64%

Noninterest-bearing deposits	66,279			50,042
Noninterest-bearing liabilities	13,262			11,078

Total average liabilities	729,334			749,738
Total average stockholders’ equity	46,052			45,875

Total liabilities and stockholders’ equity	$775,386			$795,613

Net interest income/Interest rate spread		$12,102	3.31%		$13,046	3.55%

Net interest margin (3)			3.42%			3.62%

Average interest-earning assets to average interest-bearing liabilities			108.8%			104.64%

(1)	Includes loans held for sale. Loan fees are immaterial.
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

Other Income

Other income totaled $3.7 million for the six months ended June 30, 2012, a decrease of $399,000, or 9.8%, from the comparable 2011 period. The decrease in other income was primarily attributable to a $1.3 million decrease in gain on sale of investments, offset partially by the increase of $1.1 million in gain on sale of loans.

The decrease in gain on sale of investments can be attributed to the fact that there were few sales in 2012. Gain on sale of loans increased in 2012 primarily due to 2011 including the sale of three portfolio loans at a loss of $433,000, which was offset by the 2011 year to date gain on the sale of mortgage loans of $433,000. When comparing the six months ended June 30, 2012 versus 2011, the gain on sale of mortgage loans increased $648,000.

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

	2012			2011
Three Months Ended June 30, (Dollars in thousands)	Average outstanding balance	Interest earned / paid	Average yield/ rate	Average outstanding balance	Interest earned / paid	Average yield/ Rate
Interest-earning assets:
Loans receivable (1)	$599,582	$7,699	5.14%	$631,496	$8,839	5.60%
Securities	71,916	132	0.73%	16,437	84	2.04%
FHLB stock	9,888	104	4.21%	9,888	154	6.23%
Other Interest-bearing accounts	28,468	1	0.01%	55,116	3	0.02%

Total interest-earning assets	709,854	7,936	4.47%	712,937	9,080	5.09%

Noninterest-earning assets (2)	68,973			67,405

Total average assets	$778,827			$780,342

Interest-bearing liabilities:
Deposits	576,410	1,405	0.98%	595,021	1,918	1.29%
FHLB advances and other	73,307	618	3.37%	79,862	726	3.64%

Total interest-bearing liabilities	649,717	2,023	1.25%	674,883	2,644	1.57%

Noninterest-bearing deposits	68,119			49,427
Noninterest-bearing liabilities	14,645			10,419

Total average liabilities	732,481			734,729
Total average stockholders’ equity	46,346			45,613

Total liabilities and stockholders’ equity	$778,827			$780,342

Net interest income/Interest rate spread		$5,913	3.22%		$6,436	3.52%

Net interest margin (3)			3.33%			3.61%

Average interest-earning assets to average interest-bearing liabilities			109.3%			105.6%

(1)	Includes loans held for sale. Loan fees are immaterial.
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

The decrease in real estate owned and other expense of $236,000 is primarily due to the loss on sale of real estate owned in the second quarter of 2011 of $309,000 versus the 2012 second quarter gain on sale of $91,000. The decrease of $100,000 in other loan expense was due to lower classified asset expenses in the second quarter of 2012.

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

Camco and Advantage are required to maintain minimum regulatory capital pursuant to federal regulations and the New Consent Order. The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at June 30, 2012:

	Actual		For capital Adequacy purposes			To be “well-capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$58,843	10.00%	>$	47,068	>8.0%	>$	58,835	10.0%
Advantage Bank	$56,591	9.62%	>$	47,039	>8.0%	>$	58,799	10.0%

Tier I capital to risk-weighted assets:
Camco Financial Corporation	$51,409	8.74%	>$	23,534	>4.0%	>$	35,301	6.0%
Advantage Bank	$49,157	8.36%	>$	23,520	>4.0%	>$	35,279	6.0%

Tier I leverage to average assets:
Camco Financial Corporation	$51,409	6.62%	>$	31,057	>4.0%	>$	38,821	5.0%
Advantage Bank	$49,157	6.35%	>$	30,986	>4.0%	>$	38,732	5.0%

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

The Corporation’s exposure to interest rate risk is reviewed on a quarterly basis by the ALCO and the Corporation’s Board of Directors. Exposure to interest rate risk is measured with the use of interest rate sensitivity analysis to determine the Corporation’s change in NPV in the event of hypothetical changes in interest rates, while interest rate sensitivity gap analysis is used to determine the re-pricing characteristics of the Corporation’s assets and liabilities. If estimated changes to NPV and net interest income are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

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

Item 4. Controls and Procedures

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

Item 6. Exhibits

Exhibit 3(i)	Third Restated Certificate of Incorporation of Camco Financial Corporation, as amended	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Film no. 04668873 Exhibit 3(i)

Exhibit 3(ii)	2003 Amended and Restated By-Laws of Camco Financial Corporation	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Exhibit 3(ii)

Exhibit 10.1	2012 Incentive Award Plan Incorporated by reference to Camco’s
Report on Form 8-K filed on April 13, 2012

Exhibit 10.2	2010 Salary Continuation Agreement	Incorporated by reference to Camco’s Report on Form 8-K filed on May 16, 2012, Exhibit 10.1

Exhibit 10.3	Camco Financial Corporation And Affiliates Officer Incentive Plan	Incorporated by reference to Camco’s Report on Form 8-K filed on May 18, 2012, Exhibit 10.1

Exhibit 31(i)	Section 302 certification by Chief Executive Officer	Filed herewith

Exhibit 31(ii)	Section 302 Certification by Chief Financial Officer	Filed herewith

Exhibit 32(i)	Section 1350 certification by Chief Executive Officer	Filed herewith

Exhibit 32(ii)	Section 1350 certification by Chief Financial Officer	Filed herewith

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Link base Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Link base Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Link base Document

* The Financial statements in this amended 10-Q are unchanged from those contained in the 10-Q report which was originally filed on August 14, 2012. As a result, the interactive data files are not included with the amended 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMCO FINANCIAL CORPORATION

Date: September 20, 2012	By:	/s/ James E. Huston
James E. Huston
Chief Executive Officer

Date: September 20, 2012	By:	/s/ John E. Kirksey
John E. Kirksey
Chief Financial Officer