Form 10-Q
period 2012-09-30
CAMCO FINANCIAL CORP
filed 2012-11-13
CIK 16614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, the latest practicable date, 7,518,750 shares of the registrant’s common stock, $1.00 par value, were outstanding.

Camco Financial Corporation

Item 1. Financial Statements

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and due from banks	$14,462	$16,420
Interest-bearing deposits in other financial institutions	12,458	21,954

Cash and cash equivalents	26,920	38,374
Securities available for sale, at market	79,709	17,845
Securities held to maturity, at cost	939	3,083
Loans held for sale - at lower of cost or fair value	6,341	8,090
Loans receivable – net	579,522	639,177
Office premises and equipment – net	8,066	8,645
Real estate acquired through foreclosure	11,886	10,888
Federal Home Loan Bank stock - at cost	9,888	9,888
Accrued interest receivable	2,742	2,945
Mortgage servicing rights – at lower of cost or market	3,185	3,263
Prepaid expenses and other assets	4,647	4,927
Cash surrender value of life insurance	20,397	19,893

Total assets	$754,242	$767,018

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$630,304	$629,259
Other borrowings	11,095	16,681
Advances from the Federal Home Loan Bank	53,371	63,604
Advances by borrowers for taxes and insurance	1,553	2,100
Accounts payable and accrued liabilities	10,497	9,769

Total liabilities	706,820	721,413

Commitments	0	0

Stockholders’ equity:
Preferred stock - $1 par value; authorized 100,000 shares; no shares outstanding	0	0
Common stock - $1 par value; authorized 29,900,000 shares; 9,144,477 and 8,884,508 shares issued at September 30, 2012 and December 31, 2011 respectively	9,144	8,885
Unearned compensation	(457)	(31)
Additional paid-in capital	60,982	60,528
Retained earnings	1,729	350
Accumulated other comprehensive income (loss) net of related tax effects	138	(13)
Treasury stock 1,678,913 shares at September 30, 2012 and December 31, 2011, at cost	(24,114)	(24,114)

Total stockholders’ equity	47,422	45,605

Total liabilities and stockholders’ equity	$754,242	$767,018

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Interest and dividend income
Loans	$23,434	$26,455	$7,522	$8,715
Investment securities	350	511	131	72
Other interest-earning accounts	330	602	112	99

Total interest and dividend income	24,114	27,568	7,765	8,886
Interest Expense
Deposits	4,191	5,841	1,235	1,734
Borrowings	1,836	2,215	545	686

Total interest expense	6,027	8,056	1,780	2,420

Net interest income	18,087	19,512	5,985	6,466
Provision for losses on loans	1,599	3,038	457	228

Net interest income after provision for losses on loans	16,488	16,474	5,528	6,238

Other income
Late charges, rent and other	872	901	321	336
Loan servicing fees	849	905	283	300
Service charges and other fees on deposits	1,513	1,580	515	548
Gain (loss) on sale of loans	1,714	(26)	633	85
Mortgage servicing rights – net	(78)	(213)	(117)	(352)
Gain (loss) on sale of fixed assets	(3)	15	0	11
Gain (loss) on sale of investments	1	1,267	0	(9)
Income on cash surrender value of life insurance	642	659	216	222

Total other income	5,510	5,088	1,851	1,141

General, administrative and other expenses
Employee compensation and benefits	9,392	9,565	2,996	3,034
Occupancy and equipment	2,192	2,219	725	767
Federal deposit insurance premiums and other insurance	1,380	1,541	457	444
Data processing	821	834	250	273
Advertising	296	277	101	95
Franchise taxes	583	514	199	166
Postage, supplies and office expenses	755	709	248	238
Travel, training and insurance	207	185	86	65
Professional services	1,357	1,093	468	391
Deposit and transaction processing	628	559	229	191
Real estate owned and other expenses	2,195	3,020	959	1,365
Loan expenses	891	1,152	230	182

Total general, administrative and other expense	20,697	21,668	6,948	7,211

Earnings (loss) before federal income taxes	1,301	(106)	431	168

Federal income taxes (benefit)	(78)	542	(53)	5

NET EARNINGS (LOSS)	$1,379	$(648)	$484	$163

EARNINGS (LOSS) PER SHARE
Basic	$0.19	$(0.09)	$0.07	$.02

Diluted	$0.19	$(0.09)	$0.07	$.02

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Net earnings (loss)	$1,379	(648)	$484	$163

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities during the period, net of tax effects of $78 and $(103), $53 and $10 for the respective periods	152	(1,040)	103	3

Reclassification adjustment for realized gains included in net earnings, net of taxes of $0 and $(434), and $0 and $0 for the respective periods	(1)	1,267	(1)	(9)

Comprehensive income (loss)	$1,530	$(421)	$586	$157

CAMCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Unearned compensation	Treasury stock	Total stockholders’ equity
Balance at December 31, 2010	7,205,595	$8,885	$60,260	$136	$1,030	$(94)	$(24,114)	$46,103

Stock Option Expense	0	0	234	0	0	0	0	234
Net earnings for the nine months ended September 30, 2012	0	0	0	(648)	0	0	0	(648)
Restricted shares expense	0	0	0	0	0	55	0	55
Unrealized (losses) of securities designated as available for sale, net of related tax benefits	0	0	0	0	(1,040)	0	0	(1,040)

Balance at September 30, 2011	7,205,595	$8,885	$60,494	$(512)	$(10)	$(39)	$(24,114)	$44,704

Balance at December 31, 2011	7,205,595	$8,885	$60,528	$350	$(13)	$(31)	$(24,114)	$45,605

Stock Option Expense	0	0	75	0	0	0	0	75
Net earnings for the nine months ended September 30, 2012	0	0	0	1,379	0	0	0	1,379
Restricted shares granted	259,968	259	379	0	0	(426)	0	212
Unrealized gains on securities designated as available for sale, net of related tax benefits	0	0	0	0	151	0	0	151

Balance at September 30, 2012	7,465,563	$9,144	$60,982	$1,729	$138	$(457)	$(24,114)	$47,422

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30,

(In thousands)

	2012	2011
	(unaudited)
Cash flows from operating activities:
Net earnings (loss) for the period	$1,379	$(648)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees	(115)	(256)
Amortization of premiums and discounts on investment and mortgage-backed securities – net	21	(56)
Amortization of mortgage servicing rights – net	946	879
Depreciation and amortization	1,042	922
Provision for losses on loans	1,599	3,038
Stock based compensation expense	287	289
Provisions for losses on REO	910	627
(Gain) / loss on sale of real estate acquired through foreclosure	(99)	423
(Gain) on sale of investments	(1)	(1,267)
(Gain) on sale of loans	(1,714)	(129)
(Gain)/loss on sale of assets	3	(14)
Loans originated for sale in the secondary market	(77,424)	(51,557)
Proceeds from sale of loans in the secondary market	80,887	43,449
Net increase in cash surrender value of life insurance	(504)	(529)
Increase (decrease) in cash due to changes in:
Accrued interest receivable	203	491
Prepaid expenses and other assets	202	(509)
Accrued interest and other liabilities	728	(446)

Net cash provided by (used in) operating activities	8,350	(5,293)

Cash flows provided by (used in) investing activities:
Principal repayments, maturities on securities held to maturity	2,141	452
Principal repayments, maturities on securities available for sale	14,506	7,602
Purchases of investment securities designated as available for sale	(76,166)	(15,395)
Proceeds from sale of investments	8	27,205
Redemption of FHLB Stock	0	20,000
Loan principal repayments	207,291	153,194
Loan disbursements and purchased loans	(154,659)	(132,695)
Proceeds from sale of office premises and equipment	19	1,081
Proceeds from surrender of life insurance	0	199
Additions to office premises and equipment	(485)	(847)
Proceeds from sale of real estate acquired through foreclosure	2,862	6,205
Net cash provided by (used in) investing activities	(4,483)	67,001

Net cash provided by operating and investing activities balance carried forward	3,867	61,708

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the nine months ended September 30,

(In thousands)

	2012	2011
Net cash provided by operating and investing activities (balance brought forward)	$3,867	$61,708

Cash flows used in financing activities:
Net increase (decrease) in deposits	1,045	(27,489)
Proceeds from Federal Home Loan Bank advances and other borrowings	113,401	149,659
Repayment of Federal Home Loan Bank advances and other borrowings	(129,220)	(142,265)
Decrease in advances by borrowers for taxes and insurance	(547)	(1,020)

Net cash used in financing activities	(15,321)	(21,115)

Increase (decrease) in cash and cash equivalents	(11,454)	40,593

Cash and cash equivalents at beginning of period	38,374	29,114

Cash and cash equivalents at end of period	$26,920	$69,707

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$6,015	$8,074
Income taxes paid	25	475
Transfers from loans to real estate acquired through foreclosure	4,671	9,751

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2011. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine-month period ended September 30, 2012, are not necessarily indicative of the results which may be expected for the entire year.

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

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this report, are based upon Camco’s consolidated financial statements, which are prepared in accordance with US GAAP. The preparation of these financial statements require Camco to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under US GAAP.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of mortgage servicing rights, the valuation of deferred tax assets, other real estate owned and valuation of investments. Actual results could differ from those estimates.

Summary

We believe the accounting estimates related to the allowance for loan losses, the capitalization, amortization, and valuation of mortgage servicing rights, deferred income taxes, other real estate owned and securities are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period because they require us to make assumptions concerning the changes in the types and volumes of the portfolios, rates of future prepayments, and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on Camco’s assets reported on the balance sheet as well as its net earnings.

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

Each quarter, management analyzes the adequacy of the allowance for loan losses based on review of the loans in the portfolio along with an analysis of external factors (including trends such as: current housing price depreciation, homeowners’ loss of equity, etc.) and historical delinquency and loss trends. The allowance is developed through specific components: 1) the specific allowance for loans subject to individual analysis, 2) the allowance for classified loans not otherwise subject to individual analysis 3) the allowance for non-classified loans (primarily homogeneous) and 4) qualitative analysis.

Classified loans with indication or acknowledgment of deterioration are subject to individual analysis. Loan classifications are those used by regulators consisting of Special Mention, Substandard, Doubtful and Loss. In evaluating these loans for impairment, the measure of expected loss is based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. All other classified assets and non-classified assets are combined with the homogeneous loan pools and segregated into loan segments. The segmentation is based on grouping loans with similar risk characteristics (one-to-four family, home equity, etc.). Loss rate factors are developed for each loan segment which are used to estimate losses and determine an allowance. The loss factors for each segment are derived from historical delinquency, classification, and charge-off rates and adjusted for economic factors.

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

Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. The interest rate for net interest earned on escrow balances, which is supplied by management, takes into consideration the investment portfolio average yield as well as current short duration investment yields. Management believes this methodology provides a reasonable estimate. Mortgage loan prepayment speeds are calculated by the third party provider utilizing the Economic Outlook as published by the Office of Chief Economist of Freddie Mac earnings and provides a specific scenario with each evaluation. Based on the assumptions discussed, pre-tax projections are prepared for each pool of loans serviced. These earnings are used to calculate the approximate cash flow that could be received from the servicing portfolio. Valuation results are based on these earnings and presented quarterly to management. At that time, management reviews the information and MSRs are marked to lower of amortized cost or fair value for the current quarter.

Deferred Income Taxes

Camco recognizes expense for federal income taxes currently payable as well as for deferred federal taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets. Realization of a deferred tax asset is dependent upon generating sufficient taxable income in either the carry forward or carry back periods to cover net operating losses and the reversal of temporary differences. A valuation allowance is provided for deferred tax assets if it is determined that it is more likely than not that some or all of the deferred tax asset will not be realized. If different assumptions and conditions were to prevail, the valuation allowance may not be adequate to absorb unrealized deferred taxes and the amount of income taxes payable may need to be adjusted by way of a charge to expense. Furthermore, income tax returns are subject to audit by the IRS. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. During 2011, the IRS began an examination of the Corporation’s tax returns for the year ended December 31, 2009. Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events.

Other Real Estate

Assets acquired through or in lieu of foreclosure, primarily other real estate owned, are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. New real estate appraisals are generally obtained at the time of foreclosure and are used to establish fair value. If fair value declines, a valuation allowance is recorded through expense. Estimating the initial and ongoing fair value of these properties involves a number of factors and judgments including updated real estate appraisal, holding time, costs to complete, holding costs, discount rate, absorption and other factors.

Securities

The securities investment portfolio accounted for 10.7% of total assets at September 30, 2012, of which approximately 98.8% of the securities were classified as available-for-sale. Camco carries these securities at fair value on its Consolidated Balance Sheets, with any unrealized gain or loss recorded in stockholders’ equity as a component of accumulated other comprehensive income. As a result, both the investment and equity sections of Camco’s Consolidated Balance Sheet are sensitive to changes in the overall market value of the investment portfolio, due to changes in market interest rates, investor confidence and other factors affecting market values.

While temporary changes in the fair value of available-for-sale securities are not recognized in earnings, Camco is required to evaluate all investment securities with an unrealized loss on a quarterly basis to identify potential other-than-temporary impairment (“OTTI”) losses. This analysis requires management to consider various factors that involve judgment and estimation, including duration and the decline in value, the financial condition of the issuer or pool of issuers and structure of the security.

Under current US GAAP, an OTTI loss is recognized in earnings only when (1) Camco intends to sell the debt security; (2) it is more likely than not that Camco will be required to sell the security before recovery of its amortized cost basis or (3) Camco does not expect to recover the entire amortized cost basis of the security. In situations where Camco intends to sell or when it is more likely than not that Camco will be required to sell the security, the entire OTTI loss must be recognized in earnings. In all other situations, only the portion of the OTTI losses representing the credit loss must be recognized in earnings, with the remaining portion being recognized in stockholders’ equity as a component of accumulated other comprehensive income.

For additional information regarding Investment Securities see Note 8. Investment Securities.

4.	Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed including the dilutive effect of additional potential shares issuable under outstanding stock options. Diluted earnings per share is not computed for periods in which an operating loss is sustained. The computations were as follows for the periods ended September 30, 2012 and 2011:

	For the nine months ended September 30,		For the three months ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share information)
BASIC:
Net Earnings	$1,379	$(648)	$484	$163
Weighted average common shares outstanding	7,385	7,206	7,467	7,206

Basic earnings (loss) per share	$0.19	$(0.09)	$0.07	$0.02

DILUTED:
Net Earnings	$1,379	$(648)	$484	$163
Weighted average common shares outstanding	7,385	7,206	7,467	7,206
Dilutive effect of stock options	3	0	6	0

Total common shares and dilutive potential common shares	7,388	7,206	7,473	7,206
Diluted earnings (loss) per share	$0.19	$(0.09)	$0.07	$0.02

Anti-dilutive options to purchase 424,480 and 599,078 shares of common stock with respective weighted-average exercise prices of $5.54 and $4.85 were outstanding at September 30, 2012 and 2011, respectively, but were excluded from the computation of common stock equivalents for each of the three and nine month periods, because the exercise prices were greater than the average market price of the shares of common stock.

5.	Stock Based Compensation

The Corporation follows a fair-value based method for valuing stock-based compensation that measures compensation cost at the grant date based on the fair value of the award.

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model. In 2012 no options were granted. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted during the nine months ended September 30, 2011:

2011
Fair value, calculated	$1.49
Exercise Price	$2.14
Risk-free interest rate	3.58%
Expected stock price volatility	57.30%
Expected dividend yield	0
Expected Life	10 years

A summary of the status of the Corporation’s stock option plans as of September 30, 2012 and December 31, 2011, and changes during the periods ending on those dates is presented below:

	Nine Months ended September 30, 2012			Year ended December 31, 2011
	Shares	Weighted- average exercise price		Shares	Weighted- average exercise price
Outstanding at beginning of period	587,342		$4.68	463,642	$5.84
Granted	0		0	161,538	2.14
Exercised	0		0	0	0
Forfeited	(5,454)		10.63	(29,338)	7.03
Expired	0		0	(8,500)	11.93

Outstanding at end of period	581,888		$4.62	587,342	$4.68

Options exercisable at period end	395,233		$5.70	317,467	$6.58

Weighted-average fair value of options granted during the period		$	N/A		$1.49

The following information applies to options outstanding at September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.90 - $2.51	470,687	7.6	$2.39	284,032	$2.42
$8.92	18,877	5.3	8.92	18,877	8.92
$11.36 - $14.16	43,473	3.6	13.69	43,473	13.69
$16.13 - $17.17	48,851	1.5	16.44	48,851	16.44

	581,888	6.7	$4.62	395,233	$5.70

In 2009, Camco granted 50,000 restricted shares of stock out of the current authorized common stock related to an employment agreement. The 2009 issuance of restricted stock will vest in four equal annual increments beginning in 2010.

In March 2012, Camco granted 262,492 shares of restricted stock awards with an impact to unearned/deferred compensation of $625,000. The stock was granted under the Camco Financial Corporation 2010 Equity Plan to officers based on 2011 performance. The issuance of the restricted stock vests over three years, 20% on the date of the award, 20% on the date that the Compensation Committee certifies Camco’s 2013 financial results and 60% on the date that the Compensation Committee certifies Camco’s 2014 financial results (such results are expected to be certified in the first quarter of 2014 and 2015, respectively). However, if Camco’s pre-tax earnings for the fiscal year ending December 31, 2013 or 2014 are not equal to or greater than the pre-tax earnings for the fiscal year ending December 31, 2012; the participant will forfeit 25% of the equity award that is to vest on such date. Additionally, the vested shares have restrictions that generally lapse after one year. The grant date fair value per share of restricted stock is the stock price at close on grant date, which is being expensed on a straight-line basis during the vesting period. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to voting rights and dividends if declared. A summary of restricted stock award activity for the period is presented below:

	Non-vested Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2011	37,500	$2.50
Vested	(12,500)	2.50

Non-vested balance at December 31, 2011	25,000	$2.50
Granted	262,492	2.38
Vested	(64,979)	2.40
Forfeit	(2,524)	2.38

Non-vested balance at September 30, 2012	219,989	$2.39

At September 30, 2012, there was approximately $422,000 of compensation cost that has not yet been recognized related to restricted stock awards. That cost is expected to be recognized over a remaining period of two years.

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

The Corporation utilizes information provided by a third-party investment securities portfolio manager in analyzing the investment securities portfolio in accordance with the fair value hierarchy of the Fair Value Topic. The portfolio manager’s evaluation of investment security portfolio pricing is performed using a combination of prices and data from other sources, along with internally developed matrix pricing models. The third-party’s month-end pricing process includes a series of quality assurance activities where prices are compared to recent market conditions, previous evaluation prices, and between the various pricing services. These processes produce a series of quality assurance reports on which price exceptions are identified, reviewed and where appropriate, securities are re-priced. In the event of a materially different price, the third party will report the variance and review the pricing methodology in detail. The results of the quality assurance process are incorporated into the selection of pricing providers by the third party.

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

Accrued Interest Receivable and Payable: The carrying value for accrued interest is equal to the carrying amounts resulting in a Level 3 classification which is consistent with its underlying asset.

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

Repurchase Agreements: The fair value of repurchase agreements is based on the discounted value of contractual cash flows using rates currently offered for similar maturities. The Corporation classifies the estimated fair value of short-term borrowings as Level 3 of the fair value hierarchy.

Subordinated Debentures: The fair value of subordinated debentures is based on the discounted value of contractual cash flows using rates currently offered for smaller maturities.

Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is is equial to the carrying amounts resulting in a Level 3 classification which is consistent with its underlying asset.

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At September 30, 2012 and December 31, 2011, the fair value of loan commitments was not material.

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

Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

(in thousands as of September 30, 2012)	Carrying value	Fair value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$26,920	$26,920	$26,920	$0	$0
Investment securities available for sale	79,709	79,709	0	79,665	44
Investment securities held to maturity	939	997	0	997	0
Loans held for sale	6,341	6,519	0	6,519	0
Loans receivable	579,522	574,682	0	0	574,682
Federal Home Loan Bank stock	9,888	9,888	0	0	9,888
Accrued interest receivable	2,742	2,742	0	0	2,742

Financial liabilities
Deposits	$630,304	$625,293	$68,321	$556,972	$0
Advances from the Federal Home Loan Bank	53,371	56,684	0	56,684	0
Repurchase agreements	6,095	6,095	0	0	6,095
Subordinated debentures	5,000	4,938	0	0	4,938
Advances by borrowers for taxes and insurance	1,553	1,553	0	0	1,553
Accrued interest payable	1,704	1,704	0	0	1,704

(in thousands as of December 31, 2011)	Carrying value	Fair value
Financial assets
Cash and cash equivalents	$38,374	$38,374
Investment securities available for sale	17,845	17,845
Investment securities held to maturity	3,083	3,135
Loans held for sale	8,090	8,250
Loans receivable	639,177	639,477
Federal Home Loan Bank stock	9,888	9,888
Accrued interest receivable	2,945	2,945

Financial liabilities
Deposits	$629,259	$623,145
Advances from the Federal Home Loan Bank	63,604	67,951
Repurchase agreements	11,681	11,681
Subordinated debentures	5,000	4,928
Advances by borrowers for taxes and insurance	2,100	2,100
Accrued interest payable	1,693	1,693

The following table presents financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance	Level 1	Level 2	Level 3
September 30, 2012
Securities available for sale:
U.S. government sponsored enterprises	$74,083	$0	$74,083	$0
Corporate equity securities	44	0	0	44
Corporate bonds	4,307	0	4,307	0
Mortgage-backed securities	1,275	0	1,275	0
December 31, 2011
Securities available for sale:
U.S. government sponsored enterprises	$16,292	$0	$16,292	$0
Corporate equity securities	52	0	0	52
Mortgage-backed securities	1,501	0	1,501	0

The following table presents financial assets and liabilities measured on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance	Level 1	Level 2	Level 3
September 30, 2012
Impaired loans	$25,071	$0	$0	$25,071
Real estate acquired through foreclosure	11,886	0	0	11,886

December 31, 2011
Impaired loans	$22,956	$0	$0	$22,956
Real estate acquired through foreclosure	10,888	0	0	10,888

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

Fair value for real estate acquired through foreclosure is generally determined by obtaining recent appraisals on the properties. Other types of valuing include broker price opinions and valuations pertaining to the current and anticipated regional economy and real estate market, as evidenced by, among other things, changes in the local population, unemployment rates, vacancy rates, borrower delinquencies, property values and rental price trends, differences between foreclosure appraisals and real estate owned sales prices, and an increase in concessions and other forms of discounting or other items approved by our asset classification committee. The fair value under such appraisals is determined by using one of the following valuation techniques: income, cost or comparable sales. The fair value is then reduced by management’s estimate for the direct costs expected to be incurred in order to sell the property. Holding costs or maintenance expenses are recorded as period costs when occurred and are not included in the fair value estimate.

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

Loans identified as losses by management are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on past due history and regulatory requirements.

Allowance for loan losses for the three and nine months period ending September 30, 2012 and 2011 are summarized as follows:

(in thousands)	Construction	Consumer	Multi- Family	Land, Farm & Ag Loans	Residential	Commercial & Non- Residential	Commercial and Industrial	Total
Allowance for credit losses:
Beginning balance December 31, 2011	$35	$80	$2,484	$554	$8,277	$2,565	$537	$14,532
Charge-offs	0	(130)	(11)	(358)	(1,931)	(79)	(58)	(2,567)
Recoveries	0	17	9	5	164	684	65	944
Provision	502	134	(409)	273	(168)	406	861	1,599

Ending balance September 30, 2012	$537	$101	$2,073	$474	$6,342	$3,576	$1,405	$14,508

Beginning balance June 30, 2012	$554	$49	$1,688	$768	$6,396	$4,118	$612	$14,185
Charge-offs	0	(128)	0	(2)	(704)	(14)	(7)	(855)
Recoveries	0	16	0	2	54	648	1	721
Provision	(17)	164	385	(294)	596	(1,176)	799	457

Ending balance September 30, 2012	$537	$101	$2,073	$474	$6,342	$3,576	$1,405	$14,508

Beginning balance December 31, 2010	$166	$246	$2,860	$849	$8,050	$3,638	$1,061	$16,870
Charge-offs	0	(60)	(85)	(107)	(2,000)	(1,066)	(48)	(3,366)
Recoveries	0	3	156	210	488	118	98	1,073
Provision	(142)	(66)	113	(183)	2,420	1,395	(499)	3,038

Ending balance September 30, 2011	$24	$123	$3,044	$769	$8,958	$4,085	$612	$17,615

Beginning balance June 30, 2011	$25	$114	$2,933	$628	$8,974	$5,102	$575	$18,351
Charge-offs	0	(3)	(52)	0	(553)	(487)	(39)	(1,134)
Recoveries	0	1	40	6	105	9	9	170
Provision	(1)	11	123	135	432	(539)	67	228

Ending balance September 30, 2011	$24	$123	$3,044	$769	$8,958	$4,085	$612	$17,615

Allocation of the allowance for loan loss by segment to loans individually and collectively evaluated for impairment as follows:

At September 30, 2012 (in thousands)	Construction	Consumer	Multi- Family	Land, Farm & Ag Loans	Residential	Commercial & Non- Residential	Commercial and Industrial	Total
Individually evaluated for impairment	$1	$39	$406	$100	$595	$524	$34	$1,699
Collectively evaluated for impairment	$537	$62	$1,666	$374	$5,747	$3,052	$1,371	$12,809
Portfolio balances:
Collectively evaluated for impairment	$29,635	$3,550	$68,172	$13,241	$272,680	$143,589	$38,092	$568,959
Individually evaluated for impairment
With no related allowance	0	0	0	0	589	1,143	66	1,798
With related allowance	16	526	4,565	900	10,825	5,949	492	23,273

Ending balance	$29,651	$4,076	$72,737	$14,141	$284,094	$150,681	$38,650	$594,030

At December 31, 2011 (in thousands)	Construction	Consumer	Multi- Family	Land, Farm & Ag Loans	Residential	Commercial & Non- Residential	Commercial and Industrial	Total
Individually evaluated for impairment	$3	$41	$426	$208	$720	$335	$27	$1,760
Collectively evaluated for impairment	$32	$39	$2,058	$346	$7,557	$2,230	$510	$12,772
Portfolio balances:
Collectively evaluated for impairment	$23,857	$3,402	$83,246	$16,619	$307,057	$156,457	$38,355	$628,993
Individually evaluated for impairment
With no related allowance	0	0	51	0	1,945	695	112	2,803
With related allowance	19	128	4,633	1,203	8,922	6,612	396	21,913

Ending balance	$23,876	$3,530	$87,930	$17,822	$317,924	$163,764	$38,863	$653,709

Non-accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when the loan is more than three payments past due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is recognized when the loan is returned to accrual status and all the principal and interest amounts contractually due are brought current (minimum of six months), or future payments are reasonably assured. Future payments of interest income will be recognized while the previous payments of interest (during non-accrual status) will not be recognized until loan is paid off.

The following table details non-accrual loans at September 30, 2012 and December 31, 2011:

	Non-Accrual	Non-Accrual
(in thousands)	September 30, 2012	December 31, 2011
Construction	$16	$19
Land, Farmland, Ag Loans	986	367
Residential	19,152	22,277
Commercial and non-residential	2,068	1,879
Consumer	499	113
Commercial and industrial	66	212
Multi Family	0	51

Total	$22,787	$24,918

Detailed below is an age analysis of past due loans, segregated by class. Total past due has decreased $7.3 million, or 30.5% since December 31, 2011 to $16.7 million at September 30, 2012. The majority of the decrease relates to a decrease in subprime residential loans of $8.9 million, or 53.0%. This decrease is significant, because subprime refers to the credit quality of particular borrowers, who have weakened credit histories and are characterized with a higher risk of loan default than prime borrowers.

September 30, 2012	Loans 30- 59 Days Past Due	Loans 60 - 89 Past Due	Loans 90+ Days Past Due	Total Past Due	Current	Total Loans	Accruing Loans 90 Days Past Due
(in thousands)
Construction	$0	$0	$0	$0	$29,651	$29,651	$0
Land, Farmland, Ag Loans	0	0	119	119	14,022	14,141	0
Residential / prime	1,136	685	5,462	7,283	218,153	225,436	0
Residential / subprime	1,576	677	5,593	7,846	50,812	58,658	0
Commercial and non-residential	118	816	326	1,260	149,421	150,681	0
Consumer	34	24	35	93	3,983	4,076	0
Commercial and industrial	0	0	66	66	38,584	38,650	0
Multi Family	0	0	0	0	72,737	72,737	0

Total	$2,864	$2,202	$11,601	$16,667	$577,363	$594,030	$0

December 31, 2011 (in thousands)	Loans 30- 59 Days Past Due	Loans 60 - 89 Past Due	Loans 90+ Days Past Due	Total Past Due	Current	Total Loans	Accruing Loans 90 Days Past Due
Construction	$0	$0	$0	$0	$23,876	$23,876	$0
Land, Farmland, Ag Loans	103	0	136	239	17,583	17,822	0
Residential / prime	638	269	4,139	5,046	235,502	240,548	0
Residential / subprime	5,380	1,818	9,499	16,697	60,679	77,376	0
Commercial and non-residential	462	527	638	1,627	162,137	163,764	0
Consumer	54	76	18	148	3,382	3,530	0
Commercial and industrial	45	0	114	159	38,704	38,863	0
Multi Family	0	0	51	51	87,879	87,930	0

Total	$6,682	$2,690	$14,595	$23,967	$629,742	$653,709	$0

Although we believe that the allowance for loan losses at September 30, 2012 is adequate to cover losses inherent in the loan portfolio at that date based upon the available facts and circumstances, there can be no assurance that additions to the allowance for loan losses will not be necessary in future periods, which could adversely affect our results of operations. Unemployment rates in our markets and Ohio in general, are close to the national average. Ohio did experience decreased values of residential real estate from 2008 through 2011 but the decline in values has stabilized in 2012. Nonetheless, these factors, compounded by an uncertain national economic outlook, may continue to increase the level of future losses beyond our current expectations.

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

We have included the following information with respect to impairment measurements relating to collateral-dependent loans for better understanding of our process and procedures relating to fair value of loans:

•

Based on policy, a loan is typically deemed impaired/non-performing once it has gone over three payments or 90 days delinquent or is considered a modification. See the Modifications section below. Our management of the troubled credit will vary as will the timing of valuations, loan loss provision and charge offs based on a multitude of factors such as: cash flow of the business/borrower, responsiveness of the borrower, communication with the commercial banker, property inspections, property deterioration, and delinquency. Typically, a nonperforming, non-homogeneous collateral dependent loan will be valued and adjusted (if needed) within a time frame as short as 30 days or as many as 180 days after determination of impairment. If impaired, the collateral is then evaluated and an updated appraisal is most typically ordered. Upon receipt of an appraisal or other valuation, we complete an analysis to determine if the impaired loan requires a specific reserve or to be charged down to estimated net realizable value. The time frame may be as short as 30 days or as much as 180 days, when an appraisal is ordered.

•

Camco’s credit risk management process consistently monitors key performance metrics across both the performing and non-performing assets to identify any further degradation of credit quality. Additionally, impaired credits are monitored in weekly loan committee discussions, monthly Asset Classification Committee meetings and quarterly loan loss reserve reviews. Strategy documents and exposure projections are completed on a monthly basis to ensure that the current status of the troubled asset is clearly understood and reported.

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

•

Camco’s policies dictate that an impaired loan subject to partial charge off will remain in a nonperforming status until it is brought current. Typically, this occurs when a loan is paid current and completes a period of on-time payments that demonstrate that the loan can perform and there is some certainty that payments will continue. Camco monitors through various system reports any loan whose terms have been modified. These reports identify troubled debt restructures, modifications, and renewals.

•	When property values are below a set threshold they are not subject to an updated appraisal; Camco will use the underlying collateral’s fair market value as estimated in the following ways:

•	Camco’s personnel property inspections combined with original appraisal review

•	County Auditor values

•	Broker price opinions

•	Various on-line fair market value estimation programs (i.e. Freddie Mac, Fannie Mae, etc.).

Impaired loans are set forth in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)	September 30, 2012
With no related allowance recorded:
Construction	$0	$0	$0
Land, Farmland, Ag Loans	0	0	0
Residential	589	673	0
Commercial and non-residential	1,143	1,143	0
Consumer	0	0	0
Commercial and industrial	66	66	0
Multi Family	0	660	0

Total	$1,798	$2,542	$0

With a related specific allowance recorded:
Construction	$16	$16	$1
Land, Farmland, Ag Loans	900	1,256	100
Residential	10,825	11,202	595
Commercial and non-residential	5,949	5,949	524
Consumer	526	568	39
Commercial and industrial	492	492	34
Multi Family	4,565	4,565	406

Total	$23,273	$24,048	$1,699

	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)	December 31, 2011
With no related allowance recorded:
Construction	$0	$0	$0
Land, Farmland, Ag Loans	0	0	0
Residential	1,945	3,579	0
Commercial and non-residential	695	2,015	0
Consumer	0	0	0
Commercial and industrial	112	151	0
Multi Family	51	971	0

Total	$2,803	$6,716	$0

With a related specific allowance recorded:
Construction	$19	$0	$3
Land, Farmland, Ag Loans	1,203	1,216	208
Residential	8,922	9,033	720
Commercial and non-residential	6,612	6,612	335
Consumer	128	100	41
Commercial and industrial	396	396	27
Multi Family	4,633	4,633	426

Total	$21,913	$21,990	$1,760

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Investment Income Recognized
(in thousands)	3 Months Ended Sept 30, 2012		3 Months Ended Sept 30, 2011		9 Months Ended Sept 30, 2012		9 Months Ended Sept 30, 2011
With no related allowance recorded:
Construction	$0	$0	$0	$0	$0	$0	$0	$0
Land, Farmland, Ag Loans	0	0	0	0	0	0	0	0
Residential	619	1	512	0	551	0	402	3
Commercial and non-residential	1,170	36	1,176	0	504	0	919	38
Consumer	0	0	0	0	0	0	0	0
Commercial and industrial	66	0	704	16	102	0	669	29
Multi Family	0	0	310	26	0	0	167	0

Total	$1,855	$37	$2,702	$42	$1,157	$0	$2 ,157	$70

With a related specific allowance recorded:
Construction	$16	$0	$0	$0	$18	$0	$0	$0
Land, Farmland, Ag Loans	902	25	1,220	45	243	9	1,258	53
Residential	10,954	186	9,754	190	11,756	194	9,446	289
Commercial and non-residential	5,544	163	5,899	123	8,361	253	5,905	219
Consumer	553	12	0	0	280	8	0	0
Commercial and industrial	308	4	314	9	377	12	318	13
Multi Family	4,577	107	5,601	141	4,611	107	5,267	209

Total	$22,854	$497	$22,788	$508	$25,646	$583	$22,194	$783

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

Based on the most recent analysis performed, the risk category of non-homogeneous loans and leases is as follows:

	(In Thousands)
September 30, 2012	Pass	Watch	Special Mention	Substandard	Total(1)
Construction	$22,324	$7,311	$0	$16	$29,651
Land, Farmland, Ag Loans	13,090	0	0	1,051	14,141
Commercial and non-residential	109,803	28,016	5,502	7,360	150,681
Commercial and industrial	36,533	1,936	0	181	38,650
Multi Family	46,910	18,416	3,936	3,475	72,737

Total	$228,660	$55,679	$9,438	$12,083	$305,860

December 31, 2011	Pass	Watch	Special Mention	Substandard	Total(1)
Construction	$16,263	$7,594	$0	$19	$23,876
Land, Farmland, Ag Loans	15,894	173	292	1,463	17,822
Commercial and non-residential	129,446	17,112	4,959	12,247	163,764
Commercial and industrial	33,064	5,154	336	309	38,863
Multi Family	57,353	24,470	4,138	1,969	87,930

Total	$252,020	$54,503	$9,725	$16,007	$332,255

Homogeneous loans are monitored at 60+ days delinquent. See the above schedule on page 18 related to change in allowance for loans which includes all class of loans including the loans related to residential and consumer.

(1)	There were no doubtful loans as of September 30, 2012 or December 31, 2011.

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

The following presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2012.

	Loans Modified as a TDR for the		Loans Modified as a TDR for the
	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
Troubled Debt Restructurings	Number of	Recorded Investment	Number of	Recorded Investment
(dollars in thousands)	Contracts	(as of period end) [1]	Contracts	(as of period end) [1]
Land, Farmland, Ag Loans	0	$0	2	$732
Residential - prime	6	503	54	3,281
Residential - subprime	2	187	10	966
Commercial and non-residential	0	0	4	1,711
C Consumer Other	5	223	10	417
Multi Family	0	0	0	0

Total	13	$913	80	$7,107

1	The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following presents by class, loans modified in a TDR from October 1, 2011 through September 30, 2012 that subsequently defaulted (i.e., 60 days or more past due following a modification) during the three and nine months ended September 30, 2012.

	Loans Modified as a TDR		Loans Modified as a TDR
	Within the Previous Twelve Months		Within the Previous Twelve Months
	That Subsequently Defaulted During the		That Subsequently Defaulted During the
	Three Months Ended September 30, 2012		Twelve Months Ended September 30, 2012
		Recorded		Recorded
	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end) [1]	Contracts	(as of period end) [1]
Residential - prime	1	$98	2	$166
Residential -subprime	3	153	3	153
Consumer	1	20	1	20

Total	5	$271	6	$339

1	The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

8.	Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
		(In thousands)
Available for sale:
U.S. Government sponsored enterprises	$73,958	$130	$5	$74,083
Corporate bonds	4,211	96	0	4,307
Corporate equity securities	100	0	56	44
Mortgage-backed securities	1,230	45	0	1,275

Total investment securities available for sale	$79,499	$271	$61	$79,709

Held to maturity:
Mortgage-backed securities	$939	$58	$0	$997

Total investment securities held to maturity	$939	$58	$0	$997

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
		(In thousands)
Available for sale:
U.S. Government sponsored enterprises	$16,289	$6	$3	$16,292
Corporate equity securities	106	0	54	52
Mortgage-backed securities	1,469	32	0	1,501

Total investment securities available for sale	$17,864	$38	$57	$17,845

Held to maturity:
Municipal bonds	$2,008	$0	$0	$2,008
Mortgage-backed securities	1,075	52	0	1,127

Total investment securities held to maturity	$3,083	$52	$0	$3,135

The amortized cost and estimated fair value of investment securities at September 30, 2012 by contractual term to maturity are shown below.

	Available for Sale		Held to Maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(In thousands)
Due in one year or less	$6,498	$6,499	$0	$0
Due after one year through five years	71,671	71,891	0	0
Due after five years through ten years	0	0	0	0
Due after ten years	0	0	0	0

Subtotal	78,169	78,390	0	0

Mortgage-backed securities	1,230	1,275	939	997

Corporate equity securities	100	44	0	0

Total	$79,499	$79,709	$939	$997

Proceeds from sales of investment securities during the nine months ended September 30, 2012, totaled $8,000, resulting in gross realized gains of $1,000, and for the year ended December 31, 2011, proceeds from sales totaled $27.2 million, resulting in gross realized gains of $1.3 million.

At September 30, 2012 and December 31, 2011, there were $3.0 million and $7.0 million of securities in an unrealized loss position less than twelve months and $44,000 and $52,000 of securities in an unrealized loss position more than twelve months, respectively. The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Less than 12 months			More than 12 months
(In thousands)	Fair value	Unrealized losses	No. of Securities	Fair value	Unrealized losses	No. of Securities
Available for sale:
Corporate equity securities	$0	$0	0	44	$56	1
U.S. Government sponsored enterprises	2,993	5	1	0	0	0

Total	$2,993	$5	1	$44	$56	1

	December 31, 2011
	Less than 12 months			More than 12 months
(In thousands)	Fair value	Unrealized losses	No. of Securities	Fair value	Unrealized losses	No. of Securities
Available for sale:
Corporate equity securities	$0	$0	0	$52	$54	2
U.S. Government sponsored enterprises	6,994	3	3	0	0	0

Total	$6,994	$3	3	$52	$54	2

Management has the intent and ability to hold these securities for the foreseeable future and the decline in the fair value is primarily due to an increase in market interest rates. The fair values are expected to recover as securities approach maturity dates.

At September 30, 2012 and December 31, 2011 approximately $10.0 million and $13.7 million, respectively, of investment securities were pledged in accordance with federal and state requirements to secure deposits and repurchase agreements.

9.	Federal Taxes

The Corporation has net deferred tax assets of $7.2 million at September 30, 2012. A valuation allowance offsetting the entire amount has been recorded reflecting the current uncertainty about future realization of those benefits. We will continue to evaluate our estimate of future realization of those benefits and adjust the valuation allowance as future realization becomes more probable.

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

Summary of Transactions and Events

The following is a summary of transactions or events that have impacted or are expected to impact Camco’s results of operations or financial condition:

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

The above factors resulted in the continued movement of loans to nonperforming status during the past few years. In addition, many of these loans are collateral dependent real estate loans that the Bank is required to write down to fair value less estimated costs to sell, with the fair values determined primarily based on third party appraisals. Beginning in 2009 and continuing through 2012, the Corporation has made noted improvements. See Note 7. Allowance for Loan Losses and related tables above and Note C in the 10-K for the period ending December 31, 2011.

The Corporation continues to address credit quality issues by directing the efforts of experienced workout specialists solely to manage the resolution of nonperforming assets. We continue to deal with the economic challenges in our markets, as we continue to recognize the results of difficult economic conditions. The real estate market continues to create a very challenging environment as bankruptcies, foreclosures and unemployment continues to be higher than pre-2008 in Ohio. It is the Corporation’s goal to remove the majority of the nonperforming assets from its balance sheet while still obtaining reasonable value for these assets. Given the current conditions in the real estate market, accomplishing this goal is a significant undertaking, requiring both time and considerable effort of staff. We believe that we are taking the appropriate steps forward in managing our classified assets. We have devoted and will continue to devote substantial management resources toward the resolution of all delinquent and non-performing assets, but no assurance can be made that management’s efforts will be successful.

In 2011, the Corporation took steps to improve capital ratios through the reduction of assets and borrowings. Assets were reduced through the sale of $27.2 million in investments that created a gain of $1.3 million. The Bank used the proceeds of the sale to pay $21.0 million in FHLB borrowings, including a prepayment penalty of $216,000. Additionally, Camco launched a rights offering on September 24, 2012 with a subsequent public offering to sell up to an aggregate of $10.0 million in Camco common stock, which offerings closed on November 7, 2012. Although the offerings were successful in raising $10.0 million in additional capital, we cannot provide any assurance that we will not need to seek additional financing or engage in additional capital offerings in the future. Based on our capital ratios at September 30, 2012, with the fully subscribed offerings we will not meet the capital requirements imposed by Advantage’s regulators, as described below.

Net interest income, the amount by which interest income exceeds interest expense, is affected by various factors, including changes in market interest rates due to the Federal Reserve Board’s monetary policy, the level and degree of pricing competition for both loans and deposits in our markets and the amount and composition of earning assets and interest-bearing liabilities. We have found that “core” deposit growth coupled with decreased balances and re-pricing of our certificates of deposit have decreased the cost of deposits 34 basis points since September 2011, while the average cost of borrowings has increased to 3.32% due to a higher mix of longer term FHLB advances with higher rates. We will continue to pay off maturing advances and review possible restructuring to decrease related expenses. The extended low rate environment and increased competition for deposits continue to put pressure on marginal funding costs, despite the continuing low market rates. Earnings related to net interest income continue to be challenged as net interest income and margin are impacted by changes in market interest rates based upon actions taken by the Federal Reserve either directly or through its Open Market Committee.

Discussion of Financial Condition Changes from December 31, 2011 to September 30, 2012

At September 30, 2012, Camco’s consolidated assets totaled $754.2 million, a decrease of $12.8 million, from December 31, 2011. The decrease in total assets resulted primarily from decreases in loans and loans held for sale and cash and cash equivalents, offset partially by increases in securities available for sale. Loans receivable has continued to decrease in 2012, primarily due to the slowed portfolio production in the first six months of 2012, which increased slightly in the 3rd quarter of 2012. This decrease was coupled with expected payoffs, which in turn has decreased our concentration levels.

Advantage continues to monitor certain types of commercial loan growth related to regulatory guidance that suggests financial institutions not exceed 3x risk based capital in a concentration of commercial real estate. At September 30, 2012, Advantage’s ratio for this concentration was 3.23x risk based capital, approximately $13.4 million over the guidance limitation. Advantage continues to monitor and control our concentration exposure through our concentration management plan that was implemented in 2011. Further, Camco intends to contribute a significant portion of the additional capital raised from the rights and public offerings to the Bank to help eliminate the exposure and concentration limits.

Residential loan production increased slightly in the third quarter of 2012. High unemployment rates in Ohio have fallen from 10.0% in 2010 to 7.2% at September 30, 2012. This coupled with a slight decrease in loan rates in 2012 has resulted in some new residential home purchases and additional refinancing in the first nine months of 2012.

Management’s continued focus at the Bank has been on managing credit, reducing risk and concentrations within the loan portfolio and maintaining sufficient liquidity and capital in a distressed economic environment. These efforts have contributed to a $7.3 million, or 30.5% decrease in total past due loans to $16.7 million at September 30, 2012. The majority of the decrease relates to a decrease in subprime residential loans of $8.9 million, or 53.0%. This decrease is significant because subprime refers to the credit quality of particular borrowers, who have weakened credit histories and are characterized with a higher risk of loan default than prime borrowers. We will continue our efforts to address each of these issues, but we expect the distressed economic environment to continue through the remainder of 2012 and into 2013.

Cash and interest-bearing deposits in other financial institutions totaled $26.9 million at September 30, 2012, a decrease of $11.5 million, or 29.8%, from December 31, 2011. Cash was previously held at higher levels as we continued to restructure the balance sheet by decreasing assets and liabilities when possible to improve our capital position in conjunction with ensuring that liquidity continues to be adequate.

As of September 30, 2012, securities totaled $80.6 million, an increase of $59.7 million, or 285.4%, from December 31, 2011, due to the purchase of $76.2 million in securities at a weighted rate of 0.71%, offset partially by principal repayments and maturities of $16.6 million. The decreases of $59.7 million in the loan portfolio created additional liquidity that was utilized to purchase securities in the first nine months of 2012.

Loans receivable, including loans held for sale, totaled $585.9 million at September 30, 2012, a decrease of $61.4 million, or 9.5%, from December 31, 2011. The decrease resulted primarily from principal repayments of $207.3 million, loan sales of $79.2 million, $4.7 million of loans transferred to real estate owned, and an addition of $1.6 million provision for losses on loans, all of which was offset partially by loan disbursements/additions totaling $232.1 million. Principal repayments and payoffs on loans were higher than 2011, which have decreased the portfolio balances and improved our concentration levels related to commercial production. The reduction in residential real estate loan balances was intensified by the secondary market offering historically low long-term fixed rates during the current year. New purchase customers are currently more likely to choose fixed rate loans during this low rate environment. Due to the fact that Advantage normally sells fixed rate loans and does not hold them, the portfolio balance of residential loans continued to decrease. In September of 2012, the Bank held in portfolio approximately $500,000, of ten and fifteen year fixed residential loans that were secondary market quality. The Bank plans to continue to build the portfolio in the fourth quarter of 2012 to approximately $2.0 million in the fourth quarter of 2012 to stabilize margin.

Loan originations during the nine-month period ended September 30, 2012 included $129.5 million of commercial loans, $91.2 million in loans secured by one- to four-family residential real estate and $11.4 million in consumer and other loans. Our intent is to continue to service our communities in one- to four-family residential, consumer and commercial real estate lending and continue with our strategic plan of generating additional lending opportunities and core relationships.

The Bank continues to originate fixed-rate, single-family loans in its marketplace, with most originated for sale in the secondary market rather than for its portfolio. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Bank to manage its investment in loans serviced, without assuming the interest-rate risk associated with holding long-term fixed-rate assets, which facilitates the maintenance of liquidity levels. Mortgage application volume has remained elevated in the current quarter, due to a low interest rate environment, and consisted predominantly of loan refinancing highly correlated to interest rate movements and levels. New home sales continue to remain somewhat weak in the current economic environment, limiting new home financing opportunities.

During the first nine months of 2012, the average yield on loans was 5.19% a decrease of 35 basis points as compared to 5.54% for the same period in 2011. The decrease in yield is due to lower mix of loan balances coupled with effective rates in the loan portfolio during 2012. As we continue to have payoffs and adjustable rate loans re-price and originate new loans at the current lower rate environment we expect the yield on loans to continue to decrease slightly throughout 2012 and into 2013.

The allowance for loan losses totaled $14.5 million and $14.5 million at September 30, 2012, and December 31, 2011, respectively, representing 63.7% and 58.3% of nonperforming loans, respectively, at those dates. Nonperforming loans (loans with three payments delinquent plus nonaccrual loans) totaled $22.8 million and $24.9 million at September 30, 2012 and December 31, 2011, respectively, constituting 3.8% of total net loans for September 30, 2012 and December 31, 2011, including loans held for sale. See Note 7. Allowance for Loan Losses above for additional information related to change in allowance and portfolio balances. Net charge-offs totaled $1.6 million and $2.3 million for the nine months ended September 30, 2012 and September 30, 2011 respectively.

The following table sets forth information with respect to Advantage’s nonperforming assets for the periods indicated.

Loans accounted for on nonaccrual basis: (dollars in thousands)	September 30, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Total nonperforming loans	$22,787	$24,918	$33,779	$36,449	$53,528
Other real estate owned	11,886	10,888	10,096	9,660	5,841

Total nonperforming assets	$34,673	$35,806	$43,875	$46,109	$59,369

Allowance for loan losses	$14,508	$14,532	$16,870	$16,099	$15,747

Nonperforming loans as a percent of total net loans	3.84%	3.85%	4.92%	5.40%	6.91%
Nonperforming assets to total assets	4.60%	4.67%	5.38%	5.47%	5.93%
Allowances for loan losses as a percent of nonperforming loans	63.7%	58.3%	49.9%	44.2%	29.4%
Memo section:
Troubled debt restructurings
Loans and leases restructured and in compliance with modified terms	$14,420	$16,095	$7,122	$16,645	$11,440

Loans and leases restructured and not in compliance with modified terms	$6,904	$7,161	$9,276	$4,783	$12,882

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

At September 30, 2012, the Bank’s other real estate owned (REO) consisted of 170 repossessed properties with a net book value of $11.9 million, an increase of $1.0 million, compared to December 31, 2011. Initial loss is recorded as a charge to the allowance for loan losses. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. Charge downs related to the real estate owned properties for the nine months of 2012 were $874,000 compared to $550,000 for the first nine months of 2011. The charge downs are primarily due to decreased appraisal values and lack of market absorption. The Bank reflects costs to carry REO as period costs. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property.

The Bank works with borrowers to avoid foreclosure if possible. Furthermore, if it becomes inevitable that a borrower will not be able to retain ownership of their property, the Bank often seeks a deed in lieu of foreclosure in order to gain control of the property earlier in the recovery process. The strategy of pursuing deeds in lieu of foreclosure more aggressively should result in a reduction in the holding period for nonperforming assets and ultimately reduce economic losses.

Deposits totaled $630.3 million at September 30, 2012, an increase of $1.0 million, or 0.2%, from the total at December 31, 2011. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at September 30, 2012 and December 31, 2011:

(Dollars in thousands)	September 30, 2012		December 31, 2011		Change
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$69,775	0.00%	$62,881	0.00%	$6,894	0.00%
Interest-bearing demand	69,167	0.14	64,213	0.18	4,954	(0.04)
Money market	120,756	0.31	114,503	0.45	6,253	(0.14)
Savings	53,131	0.05	42,417	0.10	10.714	(0.05)
Certificates of deposit	317,475	1.32	345,245	1.65	(27,770)	(0.33)

Total deposits	$630,304	0.74%	$629,259	1.01%	$1,045	(0.27)%

The decline in retail certificates of deposit continues to be strategically directed as part of management’s relationship pricing initiative which targets rate sensitive, non-relationship deposits for reduction, coupled with an emphasis on increasing “core relationships” and commercial deposits. The Bank continues to focus on its collection of core deposits. Core deposit balances, generated from customers throughout the Bank’s branch network, are generally a stable source of funds similar to long-term funding, but core deposits such as checking and savings accounts are typically less costly than alternative fixed-rate funding. The Bank believes that this cost advantage makes core deposits a superior funding source, in addition to providing cross-selling opportunities and fee income possibilities. Management will continue to modify its noncore deposit strategies to support the funding needs of the Bank’s loan activities, while maintaining appropriate liquidity levels, as it executes its strategies to diversify its funding mix by expanding “core deposit relationships” and building business deposits. To the extent the Bank is able to grow its core deposits and continues to pay down borrowings and higher cost funds such as certificates of deposits, the costs related to these liabilities should decrease.

In 2010, we implemented a number of organizational and product development initiatives including a new suite of commercial and small business checking accounts, enhancements to our online business cash management system, and the launch of remote deposit capture solution. We believe these products will continue to help us be more competitive for business checking accounts. Additionally, in 2011 we implemented paperless statements that are less costly to the Bank, more efficient for many customers, and strategically add convenient products to enhance our banking products with current technology.

Effective January 1, 2010, interest rates paid by Advantage on deposits became subject to limitations as a result of a consent order Advantage entered into with the FDIC and Ohio Division of Financial Institutions in July 2009 (“Prior Consent Order”). Deposits solicited by the Bank cannot significantly exceed the prevailing rates in our market areas. The FDIC has implemented by regulation the statutory language “significantly exceeds” as meaning more than 75 basis points. Although the rule became effective January 1, 2010, Advantage has complied with these standards since mid-year 2009.

Advances from the FHLB and other borrowings totaled $64.5 million at September 30, 2012, a decrease of $15.8 million, or 19.7%, from the total at December 31, 2011. The decrease in borrowings was due to decreased balances in repurchase agreements which is timing related to customer needs coupled with the payoff of $10.0 million of matured advances.

The decrease in advances from borrowers for taxes and insurance of $0.5 million for the period ended September 30, 2012 was attributable to timing differences between the collection and payment of taxes and insurance. The increase of $0.7 million in accrued expenses and other liabilities was primarily the result of accruals related to trust preferred interest, incentives and compensation and professional services rendered but not yet billed.

Stockholders’ equity totaled $47.4 million at September 30, 2012, an increase of $1.8 million, or 4.0%, from December 31, 2011. The increase resulted primarily from net earnings of $1.4 million, coupled with $260,000 of restricted stock awards related to the 2011 officer incentive plan and an increase in other comprehensive income of $151,000 related to the fair value of our investment securities. This was partially offset by $28,000 of net changes related to stock based compensation.

Comparison of Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Camco’s net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest-rate spread”) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. Camco’s interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand, the collectability of loans, and deposit flows. Net interest income also includes amortization of loan origination fees, net of origination costs.

Camco’s net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts and gains on sales of loans held for sale. In addition, net income is affected by the level of operating expenses, loan loss provisions, and costs associated with the acquisition, maintenance and disposal of real estate.

Camco recognized net earnings for the nine months ended September 30, 2012, of $1.4 million, an increase of $2.0 million, or 312.8%, from the net loss of $(648,000) reported in the comparable 2011 period. On a per share basis, the net earnings were $0.19, compared to $(.09) per share in the first nine months of 2012 and 2011 respectively. The increase in earnings was primarily attributable to the additional $1.4 million of provision for loan losses recorded in the 2011 period compared to the 2012 period.

Net Interest Income

Net interest income totaled $18.1 million for the nine months ended September 30, 2012, a decrease of $1.4 million or 7.3%, compared to the nine month period ended September 30, 2011, generally reflecting the effects of a $11.4 million decrease in the average balance of interest earning assets coupled with the decrease of average yield on earning assets of 58 basis points. This was partially offset by a $36.6 million decrease in interest-bearing liabilities and a decrease of 33 basis points related to the cost of funding. Due to these changes, the net interest margin decreased 21 basis points to 3.45% in 2012 compared to 3.66% in 2011.

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

Nine Months Ended September 30,	2012			2011
(Dollars in thousands)	Average outstanding balance	Interest earned/ paid	Average yield/ rate	Average outstanding balance	Interest earned/ paid	Average yield/ Rate
Interest-earning assets:
Loans receivable (1)	$601,849	$23,434	5.19%	$636,264	$26,455	5.54%
Securities	62,961	350	0.74%	21,309	511	3.20%
FHLB stock	9,888	321	4.33%	11,888	592	6.64%
Other Interest-bearing accounts	25,123	9	0.05%	41,759	10	.03%

Total interest-earning assets	699,821	24,114	4.59%	711,220	27,568	5.17%

Noninterest-earning assets (2)	71,255			77,650

Total average assets	$771,076			$788,870

Interest-bearing liabilities:
Deposits	$570,811	$4,191	0.98%	$590,454	$5,841	1.32%
FHLB advances and other	73,650	1,836	3.32%	90,584	2,215	3.26%

Total interest-bearing liabilities	644,461	6,027	1.25%	681,038	8,056	1.58%

Noninterest-bearing deposits	67,406			51,395
Noninterest-bearing liabilities	12,837			10,928

Total average liabilities	724,701			743,361
Total average stockholders’ equity	46,375			45,509

Total liabilities and stockholders’ equity	$771,076			$788,870

Net interest income/Interest rate spread		$18,087	3.34%		$19,512	3.59%

Net interest margin (3)			3.45%			3.66%
Average interest-earning assets to average interest-bearing liabilities			108.6%			104.4%

(1)	Includes loans held for sale. Loan fees are immaterial.
(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses
(3)	Net interest income as a percent of average interest-earning assets

Interest income on loans totaled $23.4 million for the nine months ended September 30, 2012, a decrease of $3.0 million, or 11.4%, from the comparable 2011 period. The decrease resulted primarily from a decrease in the average balance outstanding of $34.4 million, or 5.4%, from the comparable 2011 period. The average loan balances continued to be impacted by loan payments and payoffs, which are not being totally replaced by new portfolio loan production, as well as movement of loans to real estate owned and the change related to balances in non-accrual and charged off loans during the period. In order to manage concentrations commercial production was slowed in the fourth quarter of 2011 and first quarter of 2012, but the pipeline began to increase in the second and third quarter of 2012 and continued through September 30, 2012. The higher loan payoffs that occurred in the current year were at higher rates than new production which is being generated at our current lower interest rate environment. This created a 35 basis point decrease in the average yield on loans.

Interest income on securities totaled $350,000 for the nine months ended September 30, 2012, a decrease of $161,000, or 31.5%, from the nine months ending 2011. The decrease was due primarily to a 246 basis point decrease in the average yield to 0.74% for the nine months of 2012. In early 2011 we sold investments for a gain on sale and have since purchased new investments with additional cash on hand liquidity. These investments are shorter term and at lower interest rates, which affected the average yield on investments.

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

Interest expense on deposits totaled $4.2 million for the nine months ended September 30, 2012, a decrease of $1.7 million, or 28.3%, compared to the same period in 2011 due primarily to a 34 basis point decrease in the average cost of deposits to 0.98% in the current period, coupled with a $19.6 million, or 3.3%, decrease in average interest bearing deposits outstanding. While the cost of deposits was lower in 2012 compared to 2011, the cost of funds in 2012 and into 2013 is expected to stabilize as rates have been at low levels for the past few years. However, we will continue to re-price certificates of deposit in the current lower interest rate environment in 2012, which should decrease costs slightly if rates continue to be at the current low levels. Although, competitive pressures may limit our ability to reduce interest rates paid on deposits.

Interest expense on borrowings totaled $1.8 million, for the nine months ended September 30, 2012, a decrease of $379,000, or 17.1%, from the same 2011 nine months period. The decrease resulted primarily from a $16.9 million or 18.7% decrease in the average mix of borrowings outstanding, offset partially by a 6 basis point increase in the average cost of borrowings to 3.32%. In early June 2012, we restructured $22.0 million of advances with a weighted rate of 2.52%. After the restructure the weighted rate on the replacement advances was 1.53%, which should decrease expense going forward by approximately $18,000 per month.

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

Camco’s loan quality has been negatively impacted by conditions within our market areas which have caused declines in real estate values and deterioration in the financial condition of some of our borrowers. These conditions have led Camco to downgrade the loan quality ratings on various loans through our loan review process. In addition, some of our loans became under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral. As a result, Camco’s provision for loan losses, net charge-offs and non-performing loans were significantly higher in 2008, 2009 and 2010. Camco has made noted improvement in non-performing loans in 2011 and continues to improve in 2012. See Note 7. Allowance for Loan Losses and related tables above in the notes to Consolidated Financial Statements.

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

Based upon an analysis of these factors, the continued economic outlook and new production, we recorded a provision for losses on loans of $1.6 million for the nine months ended September 30, 2012. We believe our loans are adequately reserved for probable losses inherent in our loan portfolio at September 30, 2012. However, there can be no assurance that the loan loss allowance will be adequate to absorb actual losses. See Note 7. Allowance for Loan Losses for additional information above in the notes to Consolidated Financial Statements.

Other Income

Other income totaled $5.5 million for the nine months ended September 30, 2012, an increase of $425,000, or 8.4%, from the comparable 2011 period. The increase in other income was primarily attributable to a $1.7 million increase in gain on sale of loans partially offset by a decrease of $1.3 million in gain on sale of investments for the prior period.

The 2012 increase in gain on sale of loans was due to 2011 including the sale of three portfolio loans at a loss of $433,000. The decrease in gain on sale of loans was offset by the decrease in gain on sale of investments which is attributed to the fact that there was only one sale in 2012.

The first nine months of 2011 included a gain on the sale of residential mortgage loans of $407,000, a decrease of $1.3 million from the current nine months of 2012. Current year sales increased by $11.4 million from the nine months ended 2011, which were coupled with higher margins on sales and values related to capitalization.

General, Administrative and Other Expense

General, administrative and other expense totaled $20.7 million for the nine months ended September 30, 2012 a decrease of $971,000 or 4.5%, from the comparable period in 2011. The decrease in general, administrative and other expense was primarily due to decreases in “real estate owned - other expense” and other loan fee expenses. These decreases were partially offset by an increase in professional services.

The decrease in real estate owned - other expense of $825,000 is primarily due to losses incurred in 2011 on the sale of real estate owned of $423,000 versus current year gain on sale of $100,000. The decrease of $261,000 in other loan expense was due to lower classified asset expenses in the third quarter of 2012.

The increase in professional services is related to additional legal expenses related to the rights and public offering.

Federal Income Taxes

Federal income tax benefit totaled $78,000 for the nine months ended September 30, 2012 a decrease of $620,000 compared to the nine months ended September 30, 2011. This decrease reflects the change for 2012 in the valuation allowance against the Corporation’s net deferred tax asset. In 2011, the Corporation sold available for sale investments that were no longer carrying a deferred position and recorded tax expense related to such transactions.

Furthermore, income tax returns are subject to audit by the IRS. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. During 2011, the IRS began an examination of the Corporation’s tax returns for the year ended December 31, 2009. The examination is near completion. The IRS has taken the position the Corporation took bad debt deductions prematurely. The Corporation disagrees. If the matter is unable to be resolved at the examination level, the Corporation will contest the matter at the IRS Office of Appeals. Management believes it is more likely than not that the Corporation will be successful in the appeals process. If the IRS prevails, the Corporation may be required to repay approximately $1.57 million of tax refunds it had received as a result of a carryback of a net operating loss and the Corporation will increase their net operating loss tax carry forward by the same amount as the disallowed deduction. The Corporation has a 100% valuation allowance against its deferred tax asset. In the event that the Corporation does not prevail on appeals and the deferred tax asset has a 100% valuation allowance, the Corporation will be required to take a charge of income tax expense in the amount of $1.57 million.

Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events. The Corporation recorded a 100% valuation allowance against the net deferred tax asset in 2010. Based on the available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and net operating losses are utilized. In making such judgments, significant weight is given to evidence that can be objectively verified. A cumulative tax loss position is considered significant negative evidence in assessing the realization of a net deferred tax asset, which is difficult to overcome. Reversal of the valuation allowance can be realized in the future based on estimates of projected taxable income.

The Corporation has a net operating loss carry forward for tax purposes of approximately $3.6 million at September 30, 2012. This compares to a net operating loss carry forward of approximately $7.2 million at December 31, 2011. As the Corporation returns to profitability, future earnings may benefit from the current operating loss carry-forwards.

Comparison of Results of Operations for the Three Months Ended September 30, 2012 and 2011

Camco’s net earnings for the three months ended September 30, 2012, totaled $484,000, an increase of $321,000, from $163,000 reported in the comparable 2011 period. On a per share basis, the net earnings for the three months ended 2012 were $0.07, compared to $0.02 per share in the three months of 2011. The increase in earnings was attributable to increased other income related to gain on sale of loans and the mortgage servicing right income coupled with decreased general administrative and other expenses of real estate owned and other expenses offset partially by decreased net interest income.

Net Interest Income

Net interest income totaled $6.0 million for the three months ended September 30, 2012, a decrease of $481,000 or 7.4%, compared to the three months period ended September 30, 2011, generally reflecting the effects of a decrease in the average yield on earning assets of 60 basis points coupled with the decrease of a $7.2 million in average balance of interest earning assets. This was partially offset by a $29.7 million decrease in interest-bearing liabilities and a decrease of 34 basis points related to the cost of funding. Due to these changes the net interest margin decreased 24 basis points to 3.49% in 2012 compared to 3.73% of 2011.

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

Three Months Ended September 30,	2012			2011
(Dollars in thousands)	Average outstanding balance	Interest earned/ paid	Average yield/ rate	Average outstanding balance	Interest earned/ paid	Average yield/ Rate
Interest-earning assets:
Loans receivable (1)	$583,587	$7,522	5.16%	635,662	8,715	5.48%
Securities	78,729	131	0.67%	15,216	72	1.89%
FHLB stock	9,888	104	4.21%	9,888	98	3.96%
Other Interest-bearing accounts	14,605	8	0.22%	33,218	1	0.01%

Total interest-earning assets	686,809	7,765	4.52%	693,984	8,886	5.12%

Noninterest-earning assets (2)	75,685			77,419

Total average assets	$762,494			$771,403

Interest-bearing liabilities:
Deposits	565,020	1,235	0.87%	574,338	1,734	1.21%
FHLB advances and other	68,908	545	3.16%	89,295	686	3.07%

Total interest-bearing liabilities	633,928	1,780	1.12%	663,633	2,420	1.46%

Noninterest-bearing deposits	69,543			52,887
Noninterest-bearing liabilities	11,984			10,328

Total average liabilities	715,455			726,788
Total average stockholders’ equity	47,039			44,615

Total liabilities and stockholders’ equity	$762,494			$771,403

Net interest income/Interest rate spread		$5,985	3.40%		$6,466	3.66%

Net interest margin (3)			3.49%			3.73%

Average interest-earning assets to average interest-bearing liabilities			108.3%			104.6%

(1)	Includes loans held for sale. Loan fees are immaterial.
(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses
(3)	Net interest income as a percent of average interest-earning assets

Interest income on loans totaled $7.5 million for the three months ended September 30, 2012, a decrease of $1.2 million, or 13.7%, from the comparable 2011 period. The decrease resulted primarily from a decrease in the average balance outstanding of $52.1 million, or 8.2%, from the comparable 2011 period. This is primarily related to slowed commercial production in the last quarter of 2011 and first half of 2012. This was coupled with higher loan payoffs, which were at higher rates than the new production that is being generated in our current low interest rate environment. This created a 32 basis point decrease in the average yield on loans.

Interest income on securities totaled $131,000 for the three months ended September 30, 2012, an increase of $59,000, or 81.9%, from the third quarter of 2011. The increase was due primarily to an increase in the average balances of $63.5 million, or 417.4%, offset partially by a 122 basis point decrease in the average yield to 0.67% for the 2012 period. In early 2011, we sold investments for a gain on sale and have purchased new investments with additional cash on hand liquidity. These investments are shorter term and at current lower interest rates.

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

Interest expense on deposits totaled $1.2 million for the three months ended September 30, 2012, a decrease of $499,000, or 28.8%, compared to the same period in 2011 due primarily to a 34 basis point decrease in the average cost of deposits to 0.87% in the current period, coupled with a $9.3 million, or 1.6% decrease in average interest bearing deposits outstanding. While the cost of deposits was lower in 2012 compared to 2011, the cost of funds is expected to stabilize as rates have been at low levels for the past few years. However, we will continue to re-price certificates of deposit in the current lower interest rate environment, which should decrease costs slightly if rates continue to be at the current low levels. Although, competitive pressures may limit our ability to reduce interest rates paid on deposits.

Interest expense on borrowings totaled $545,000 for the three months ended September 30, 2012, a decrease of $141,000, or 20.6%, from the same 2011 three-month period. The decrease resulted primarily from a $20.4 million or 22.8% decrease in the average borrowings outstanding, offset partially by a 9 basis point increase in the average cost of borrowings to 3.16%. In early June of 2012 we restructured $22.0 million of advances with a weighted rate of 2.52%. After the restructure the weighted rate on the replacement advances was 1.53%, which should continue to decrease expense by approximately $18,000 per month going forward.

Provision for Losses on Loans

We recorded a provision for losses on loans of $457,000 for the three months ended September 30, 2012. We believe our loans are adequately reserved for probable losses inherent in our loan portfolio at September 30, 2012. However, there can be no assurance that the loan loss allowance will be adequate to absorb actual losses. See Note 7. Allowance for Loan Losses for additional information above in the notes to Consolidated Financial Statements.

Other Income

Other income totaled $1.9 million for the three months ended September 30, 2012, an increase of $710,000, or 62.2%, from the comparable 2011 period. The increase in other income was primarily attributable to a $548,000 increase in gain on sale of loans. In 2011, we incurred a loss on the sale of three portfolio loans of $283,000, which was partially offset by the normal residential fixed rate secondary market activity gain on the sale of $368,000. When comparing the three months ended September 30, 2012 versus 2011 the gain on sale of mortgage loans increased $265,000.

General, Administrative and Other Expense

General, administrative and other expense totaled $7.0 million for the three months ended September 30, 2012 a decrease of $263,000 or 3.7%, from the comparable period in 2011. The decrease in general, administrative and other expense was primarily due to decreases in real estate owned and other expense offset partially by increases in professional services.

The decrease in real estate owned and other expense of $406,000 is related to expenses in 2011 which included operational funding / expenses related to the golf course. In 2012, no operational funding was needed in the third quarter of 2012. The increase of $77,000 in professional services is related to additional legal expenses related to our common stock offering.

Federal Income Taxes

Federal income tax benefit totaled $53,000 for the three months ended September 30, 2012 compared to federal income taxes of $5,000 recorded in the three months ended September 30, 2011. This reflects the changes in each of the quarters related to the valuation allowance against the Corporation’s net deferred tax asset.

Income tax returns are subject to audit by the IRS. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. During 2011, the IRS began an examination of the Corporation’s tax returns for the year ended December 31, 2009. The examination is near completion. The IRS has taken the position the Corporation took bad debt deductions prematurely. The Corporation disagrees. If the matter is unable to be resolved at the examination level, the Corporation will contest the matter at the IRS Office of Appeals. Management believes it is more likely than not that the Corporation will be successful in the appeals process. If the IRS prevails, the Corporation may be required to repay approximately $1.57 million of tax refunds it had received as a result of a carryback of a net operating loss and the Corporation will increase their net operating loss tax carry-forward by the same amount as the disallowed deduction. The Corporation has a 100% valuation allowance against its deferred tax asset. In the event that the Corporation does not prevail on appeals and the deferred tax asset has a 100% valuation allowance, the Corporation will be required to take a charge of income tax expense in the amount of $1.57 million.

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

The Corporation has a net operating loss carry forward for tax purposes of approximately $3.6 million at September 30, 2012. This compares to a net operating loss carry forward of approximately $7.2 million at December 31, 2011. As the Corporation returns to profitability, future earnings may benefit from the current operating loss carry-forwards.

Additional Capital

The FDIC and Ohio Division entered into a new consent order (the “New Consent Order”) with Advantage in February 2012, which replaced the Prior Consent Order. This New Consent Order requires, Advantage, among other things, to: (i) add two independent directors to Advantage’s Board; (ii) increase its Tier 1 leverage capital to 9.0% and its total risk based capital to 12.0%; (iii) develop and submit a capital plan; (iv) implement plans to reduce its classified assets and loan concentrations; (v) ensure the establishment of a comprehensive policy and methodology for determining the adequacy of the allowance for loan and lease losses; (vi) seek regulatory approval prior to declaring or paying any cash dividend; and (vii) adopt and develop a strategic plan, liquidity plan, profit plan and budget. The Corporation’s Tier 1 capital at September 30, 2012 did not meet the requirements set forth in the New Consent Order. As a result, the Corporation will need to increase capital levels to meet the standards set forth by the FDIC and Ohio Division. On September 24, 2012, Camco launched a rights offering of common shares for up to $10.0 million. Under the terms of the rights offering, all record holders of the Company’s common stock as of July 29, 2012 received, at no charge, one subscription right for each share of common stock held as of the record date. Each subscription right entitled the holder to purchase one share of Company common stock at $1.75. In addition, for every two shares purchased in the offering, investors received one warrant to purchase Company common stock within five years at $2.10 per share. Rights holders were given the opportunity to purchase shares in excess of their basic subscription rights, subject to the availability and certain limitations. Although the rights offering and the public offering were subscribed for the full $10.0 million, our capital levels are not yet expected to meet the requirements of the New Consent Order.

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

Camco is a single bank holding company with its primary source of liquidity derived from dividends received from the Bank which are dependent on the Bank’s cash flow and earnings. Ohio statutes also impose certain limitations on a bank’s payment of dividends and other capital distributions. Currently, the New Consent Order prohibits the Bank from paying a dividend to Camco without prior approval of the FDIC and Ohio Division. Camco has $5.0 million in trust preferred securities outstanding with a maturity date of 2037 and a provision that provides for a deferment of interest payment for up to 20 consecutive quarters without default, if required. Based on notification received from the Federal Reserve Board of Governors (“FRB”) on April 30, 2009, Camco was required to exercise this provision to defer interest payments and has deferred $1.2 million which is a total of fourteen quarters as of September 30, 2012. Further, as a result of entering into a Memorandum of Understanding (the “MOU”) with FRB on March 4, 2009, Camco is prohibited from paying dividends to our stockholders without first obtaining the approval of the FRB. Our ability to pay dividends to stockholders is dependent on our net earnings. Increases in loan losses or higher regulatory capital reserve requirements may also jeopardize our ability to pay dividends.

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

Liquid assets consist of cash and interest-bearing deposits in other financial institutions, investments and mortgage-backed securities. Approximately $6.5 million, or 8.1%, of our investment portfolio is expected to mature or prepay during the next 12 months. While these maturities could provide a source of liquidity in the short term, the collateral requirements of public deposits and repurchase agreements limit our ability to use these funds freely. State and local political subdivision deposits equaled $15,900 at September 30, 2012, and $2.0 million at December 31, 2011.

Liquidity sources also include deposits, borrowings and principal and interest repayments on loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are influenced more by interest rates, general economic conditions, and competition and are difficult to predict. Approximately $135.2 million of the Corporation’s certificate of deposit portfolio is scheduled to mature during the next 12 months. Depositors continue a preference toward short-term certificates or other issuances less than 18 months but our current rates have incented customers to choose longer term certificates ranging from 24 to 60 months. Although some customers are choosing the longer term certificates, the shorter term preference places additional liquidity pressure on the Corporation, however, management has seen a weakening in competition for deposits in the current economic environment. A material loss of these short-term deposits could force us to seek funding through contingency sources, which may negatively impact earnings.

Management may augment liquidity and core deposit funding utilizing diversified and reliable sources of wholesale funds. Borrowings with up to one year maturity may be used to compensate for reduction in other sources of funds or to support lending activities. The Bank’s loan portfolio and FHLB stock provide collateral to support its borrowing needs. Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions. One wholesale funding source historically used by the Bank is brokered deposits. At September 30, 2012 all such deposits have matured and been paid off.

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

The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as September 30, 2012.

	Payments due by period
	Less than 1 year	1 – 3 Years	3 – 5 years	More than 5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$303	$550	$386	$55	$1,294
Advances from the FHLB	15	47,348	5,000	1,008	53,371
Repurchase agreements	6,095	0	0	0	6,095
Certificates of deposit	135,214	142,765	39,496	0	317,475
Subordinated debentures (1)	0	0	0	5,000	5,000
Ohio equity funds for housing	96	196	246	5	543
Deferred Compensation	216	411	400	1,101	2,128
Amount of commitments expiring per period:
Commitments to originate loans:
Revolving open-end lines secured by 1-4 residential properties	$38,584	$0	$0	$0	$38,584
Commercial and industrial loans	23,936	0	0	0	23,936
One- to four-family construction loan	1,850	0	0	0	1,850
Commercial real estate, other construction loan and land development	21,332	0	0	0	21,332
Commercial and industrial and other unused commitments	7,695	0	0	0	7,695
Letters of credit	364	0	0	0	364

Total contractual obligations	$235,700	$191,270	$45,528	$7,169	$479,667

(1)	The subordinated debentures are redeemable, at Camco’s option. The debentures mature on September 15, 2037.

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

Camco and Advantage are required to maintain minimum regulatory capital pursuant to federal regulations and the New Consent Order. The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at September 30, 2012:

	Actual		For capital Adequacy purposes			To be “well- capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$59,215	10.33%	>$	45,846	>8.0%	>$	57,307	10.0%
Advantage Bank	$57,127	9.97%	>$	45,817	>8.0%	>$	57,271	10.0%

Tier I capital to risk-weighted assets:
Camco Financial Corporation	$51,966	9.07%	>$	22,923	>4.0%	>$	34,384	6.0%
Advantage Bank	$49,878	8.71%	>$	22,909	>4.0%	>$	34,363	6.0%

Tier I leverage to average assets:
Camco Financial Corporation	$51,966	6.80%	>$	30,551	>4.0%	>$	38,188	5.0%
Advantage Bank	$49,878	6.55%	>$	30,480	>4.0%	>$	38,099	5.0%

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

The New Consent Order issued by the FDIC and Ohio Division requires Advantage to, among other things, (i) increase its Tier 1 risk based capital to 9.0% by March 31, 2012; and (ii) seek regulatory approval prior to declaring or paying any cash dividend. Therefore, Advantage must maintain 9.0% Tier 1 Capital to be deemed “adequately capitalized”. As a result of the New Consent Order, Advantage remains disqualified as a public depository under Ohio law and will incur higher premiums for FDIC insurance of its accounts. Currently, Advantage is not in compliance with the Tier 1 capital requirement of the New Consent Order and is not expected to be even after the rights and public offerings for $10.0 million in common stock.

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

Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Camco’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures were effective as of September 30, 2012. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. During the period covered by this Quarterly Report on Form 10-Q, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in the Corporation’s Form 10-K for the year ended December 31, 2011 or in its Form S-1 that was filed with the SEC on July 17, 2012, as thereafter amended. The risk factors described in the Annual Report on Form 10-K and the Form S-1 are not the only risks facing the Corporation. Additional risks and uncertainties not currently known to the Corporation or that management currently deems to be immaterial also may materially adversely affect the Corporation’s business, financial condition or operating results. Moreover, the Corporation undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by the Corporation or any of its directors, officers, employees or other representatives, unless and until any such revisions or updates are expressly required to be disclosed by securities laws or regulations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit 3(i)	Third Restated Certificate of Incorporation of Camco Financial Corporation, as amended	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Film no. 04668873 Exhibit 3(i)

Exhibit 3(ii)	2003 Amended and Restated By-Laws of Camco Financial Corporation	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 Exhibit 3(ii)

Exhibit 31(i)	Section 302 certification by Chief Executive Officer	Filed herewith

Exhibit 31(ii)	Section 302 Certification by Chief Financial Officer	Filed herewith

Exhibit 32(i)	Section 1350 certification by Chief Executive Officer	Filed herewith

Exhibit 32(ii)	Section 1350 certification by Chief Financial Officer	Filed herewith

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Link base Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Link base Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Link base Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMCO FINANCIAL CORPORATION

Date: November 13, 2012	By:	/s/ James E. Huston
James E. Huston
Chief Executive Officer

Date: November 13, 2012	By:	/s/ John E. Kirksey
John E. Kirksey
Chief Financial Officer