Form 10-K
period 2012-12-31
CAMCO FINANCIAL CORP
filed 2013-03-19
CIK 16614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale reported as of June 29, 2012, was $16.5 million. There were 13,545,283 shares of the registrant’s common stock outstanding on March 12, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of Form 10-K: Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders

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

Because we are a public company, we are subject to regulation by the Securities and Exchange Commission (“SEC”). The SEC has established five categories of issuers for purpose of filing periodic and annual reports. Under these regulations, we are considered to be a smaller reporting company and, as such, must comply with SEC smaller reporting requirements.

References in this report to various aspects of the business, operations and financial condition of Camco may be limited to Advantage, as the context requires. Camco’s Internet site, http://www.camcofinancial.com, provides Camco’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), free of charge as soon as reasonably practicable after Camco has filed the report with the SEC.

Recent Corporate Developments

On September 24, 2012, Camco announced a rights offering and public offering of up to $10.0 million worth of shares of its common stock to existing stockholders. Camco announced that any stock not sold in the rights offering may be sold in a public offering that immediately followed the rights offering. Under the terms of the rights offering all record holders of the Corporation’s common stock as of July 29, 2012 received, at no charge, one subscription right for each share of common stock held as of the record date. Each subscription right entitled the holder of the right to purchase one share of Camco common stock at a subscription price of $1.75 per share. In addition, for every two shares purchased in the rights and public offerings, investors received one warrant to purchase Camco common stock within five years at $2.10 per share. Rights holders were provided the opportunity to purchase shares in excess of their basic subscription rights, subject to availability and certain limitations.

On November 8, 2012, Camco announced the successful closing of its $10.0 million rights offering. Our stockholders, along with unsolicited commitments from Directors and Officers allowed us to fully subscribe this $10.0 million offering without the need to solicit shares externally in the public offering phase. Camco issued 5,714,286 shares of common stock and 2,857,143 warrants at an exercise price of $2.10, which will expire on November 6, 2017. The total proceeds of the common stock offering were $9.4 million, net of offering costs of $619,000. The net proceeds of $9.4 million were invested in Advantage to improve its regulatory capital position.

Advantage is currently executing a project plan to acquire a 49% interest in AB Title Agency, LLC, which will partner with MJM Title Agency, LLC to provide insurance on titles. The execution of this plan is subject to the regulatory approval of the Division and FDIC.

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

Loan Portfolio Composition. The following table presents certain information regarding the composition of Camco’s loan portfolio at the dates indicated:

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in thousands)
Type of loan:
Construction	$13,815	2.5%	$24,086	3.8%	$26,530	4.0%	$5,798	0.9%	$19,083	2.5%
Land, Farmland, Ag Loans	14,002	2.5	17,807	2.8	12,454	1.9	23,867	3.6	27,498	3.6
Residential	276,739	50.0	317,820	49.7	375,583	56.2	434,367	65.9	526,069	69.5
Commercial	137,606	24.8	164,256	25.7	163,951	24.6	135,371	20.5	131,518	17.4
Consumer	3,994	0.7	3,533	0.5	3,828	0.6	4,068	0.6	4,354	0.7
Commercial and industrial	42,094	7.6	38,921	6.1	28,943	4.3	25,668	3.9	26,425	3.5
Multi Family	79,988	14,4	88,276	13.8	74,342	11.1	46,138	7.0	37,087	4.9

Total Loans	$568,238	102.5	$654,699	102.4	$685,631	102.7	$675,277	102.4	$772,034	102.1

Less:
Unamortized yield adjustments	(1,516)	(0.3)	(990)	(0.1)	(921)	(0.1)	(156)	(0.0)	354	0.0
Allowance for loan losses	(12,147)	(2.2)	(14,532)	(2.3)	(16,870)	(2.6)	(16,099)	(2.4)	(15,747)	(2.1)

Total loans, net	$554,575	100.0%	$639,177	100.0%	$667,840	100.0%	$659,022	100.0%	$756,641	100.0%

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2012, regarding the dollar amount of loans maturing in Camco’s portfolio based on the contractual terms to maturity of the loans. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity, are reported as due in one year or less.

	Due in one year or less	Due after one through five years	Due after five years	Total
	(In thousands)
Loans:
Construction (1)	$4,541$	6,113	$3,161	$13,815
Land, Farmland, Ag Loans	7,639	3,942	2,421	14,002
Residential	13,550	66,231	196,958	276,739
Commercial	8,373	70,245	58,988	137,606
Consumer	415	2,761	818	3,994
Commercial and industrial	13,704	26,714	1,676	42,094
Multi Family	6,710	26,777	46,501	79,988

Total	$54,932	$202,783	$310,523	$568,238

Due after December 31, 2013
(In thousands)
Fixed rate of interest	$147,563
Adjustable rate of interest	365,743

Total	$513,306

(1)

See Construction and development loan information on page 4 related to disbursement and construction periods. The above maturity schedule is the actual maturity date of loans including the construction period.

Generally, loans originated by Advantage are on a fully-amortizing basis. Advantage has no rollover provisions in its loan documents and anticipates that loans will be paid in full by the maturity date.

Residential Loans. A portion of the lending activity of Advantage is the origination of fixed-rate and adjustable-rate conventional loans for acquisition, refinancing, home equity lines of credit or construction of single-family residences. Home equity loans are made at fixed and variable rates of interest for terms of up to 15 years.

Advantage originates home equity lines of credit that provide consumers with greater flexibility in financing personal expenditures. At December 31, 2012, the home equity line of credit loan portfolio totaled $71.1 million, or 12.5%, of the total loans. Advantage currently offers home equity lines of credit with a prime-based variable rate for the entire 10-year term of the loan. Advantage also offers a home equity line of credit whose terms include a fixed rate for a five year term. At December 31, 2012, total outstanding principal balances and available credit amounts of the home equity lines of credit constituted $108.2 million, or 19.1% of Advantage’s total loans.

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

From time to time, Advantage originates ARMs which have an initial interest rate that is lower than the sum of the specified index plus the margin. Such loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully indexed level. Advantage attempts to reduce the risk by underwriting ARMs at rates ranging from note rate on longer term ARMs to the maximum possible rate on shorter term ARMs. None of Advantage’s ARMs have negative amortization or “payment option” features. Over the past few years, Advantage has not offered this product or originated such loans due to the abnormally low interest rate environment.

Residential mortgage loans offered by Advantage are usually for terms of up to 30 years, which could have an adverse effect upon earnings if the loans do not re-price as quickly as the cost of funds. To minimize such effect, Advantage generally sells fixed-rate loans to Freddie Mac and Fannie Mae with servicing retained. As a result of prepayments in connection with refinancing and sales of the underlying properties, residential loans generally remain outstanding for periods which are substantially shorter than the maturity of such loans. In 2012, approximately $6.0 million of Federal Housing Administration loans were sold, servicing released. Additionally, the Corporation held approximately $2.3 million, of ten and fifteen year fixed-rate residential loans due to the decreasing balance of our residential portfolio. The fixed rate loans that were held in portfolio were secondary market quality with low loan to values and reduced risk for delinquency. The Bank plans to continue to slightly build the residential fixed portfolio in 2013 in order to stabilize margin.

At December 31, 2012, fixed-rate loans comprised 28.7% of the one- to four-family residential loan portfolios. Approximately 71.3% of the one- to four-family residential loan portfolios had adjustable rates tied to U.S. Treasury note yields or LIBOR.

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

Advantage offers construction loans to residential owner-occupants at adjustable-rate term loans on which the borrower pays only interest on the disbursed portion during the construction period, which is usually 9 months for residential. At December 31, 2012, Advantage had approximately $4.8 million of residential construction loans, of which $2.6 million was undisbursed.

Advantage also offers construction loans for investment properties which involve greater underwriting and default risks than loans secured by mortgages on existing properties or construction loans for single-family residences. Such construction loans are at adjustable-rate terms on which the borrower pays only interest on the disbursed portion during the construction period, which is usually 18 to 24 months. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate precisely the total loan funds required to complete a project and the related LTV ratios. In the event a default on a construction loan occurs and foreclosure follows, Advantage could be adversely affected because it would have to take control of the project and either arrange for completion of construction or dispose of the unfinished project. Advantage mitigates these risks by working with experienced developers that have substantial personal liquidity, and utilizing third party reviews related to the construction process, budgets and draws. At December 31, 2012, Advantage had $31.1 million of multi-family and non-residential construction loans, of which $19.5 million was undisbursed.

Nonresidential Real Estate Loans. Advantage originates loans secured by mortgages on nonresidential real estate, including office, industrial and other types of business facilities. Nonresidential real estate loans are made on an adjustable-rate or fixed-rate basis for terms of up to 10 years. Nonresidential real estate loans originated by Advantage generally have an LTV of 75% or less. The largest nonresidential real estate loan outstanding at December 31, 2012 was $6.7 million secured by a medical office building. Commercial and nonresidential real estate loans comprised $136.9 million, or 24.2% of total loans at December 31, 2012.

Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively large loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Advantage has endeavored to reduce this risk by carefully evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property, the rent roll, the property’s debt service coverage, the quality and characteristics of the income stream generated by the property and appraisals supporting the property’s valuation.

Consumer and Other Loans. Advantage makes various types of consumer loans, including loans made to depositors secured by deposit accounts, automobile loans and unsecured personal loans. Most other consumer loans are made at fixed rates of interest for terms of up to 10 years.

Consumer loans generally involve more risk as to collectability than real estate mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower’s continued financial stability, and are at more risk from adverse changes in personal circumstances. In addition, application of various state and federal laws, including bankruptcy and insolvency laws, could limit the amount that may be recovered under these loans. Credit approval for consumer loans typically requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, credit history and sufficient collateral for secured loans. The risk of default on consumer loans during an economic recession is greater than for residential mortgage loans. Advantage reviews its consumer loan portfolio monthly and charges off loans that do not meet its standards to adhere strictly to all laws and regulations governing consumer lending.

Overdraft Line. Advantage grants overdraft lines to qualified customers based on credit scores. Overdraft line is a service that is provided to retail deposit customers by establishing an overdraft protection account. After the line is established customers are permitted to overdraw their checking account up to their overdraft line limit. Customer then receives information related to the overdraft line within their next depository statement. The balance related to overdraft lines was $55,000 at December 31, 2012 compared to $95,000 at December 31, 2011.

Loan Solicitation and Processing. Loan originations are developed from a number of sources, including: solicitations by Advantage’s lending staff; referrals; participations with other banks; continuing business with depositors, other business borrowers and real estate developers; and walk-in customers. Advantage’s management stresses the importance of individualized attention to the financial needs of its customers.

The loan origination process for each of Advantage’s regions is centralized in the processing and underwriting of loans. Mortgage loan applications from potential borrowers are taken by loan officers originating loans and then forwarded to the loan department for processing. The Bank typically obtains a credit report, verification of employment and other documentation concerning the borrower and orders an appraisal of the fair market value of the collateral which will secure the loan. The collateral is thereafter physically inspected and appraised by a staff appraiser or by a designated fee appraiser approved by the Board of Directors of Advantage. Upon the completion of the appraisal and the receipt of all necessary information regarding the borrower, the loan is reviewed by an underwriter or officer with appropriate loan approval authority. If the loan is approved, an attorney’s opinion of title or title insurance is generally obtained on the real estate which will secure the loan. Borrowers are required to carry satisfactory fire and casualty insurance and, if applicable, flood and private mortgage insurance, and to name Advantage as an insured mortgagee.

The procedure for approval of construction loans is the same as for mortgage loans, except that the appraiser evaluates the building plans, construction specifications and construction cost estimates. Advantage also evaluates the feasibility of the proposed construction project, often utilizing independent architects as consultants.

Consumer loans are underwritten on the basis of the borrower’s credit history and an analysis of the borrower’s income and expenses, ability to repay the loan and the value of the collateral. Centralized processing and underwriting are utilized to add adequate controls over the credit review process.

Loan Originations, Purchases and Sales. Generally, residential fixed-rate loans made by Advantage are originated with documentation which will permit a possible sale of such loans to secondary mortgage market investors. When a mortgage loan is sold to the investor, Advantage services the loan by collecting monthly payments of principal and interest and forwarding such payments to the investor, net of a servicing fee. Fixed-rate loans not sold and virtually all of the ARMs originated by Advantage are held in Advantage’s loan portfolio. During the year ended December 31, 2012, Advantage sold approximately $109.2 million in loans. Residential loans serviced by Advantage for others totaled $426.5 million at December 31, 2012.

The Corporation’s lending efforts have historically focused on loans secured by existing one- to four-family residential properties. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Corporation with adequate collateral coverage in the event of default. Nevertheless, Advantage, as with any lending institution, is subject to the risk that residential real estate values could deteriorate in its primary lending areas within Ohio, West Virginia, and northern Kentucky, thereby impairing collateral values.

In 2009, our Commercial Banking Division began an extensive review of the loan portfolio and began to assist our Credit Administration Unit with implementing strategies to decrease our classified assets and non-performing loans. Since 2010, the Commercial Banking Division has been a key revenue driver with higher loan and origination fees and a significant amount of new commercial deposit relationships.

We believe that some of the key attributes of the commercial business include the opportunity to provide financial services to high net worth individuals, lower leveraged real estate projects and high credit quality operating companies. The Commercial Banking Division continues to be focused on relationship banking, credit quality and earning an acceptable interest rate margin.

Of the total loans originated by Advantage during the year ended December 31, 2012, 58.3% were ARM and 41.7% were fixed-rate loans. Adjustable-rate loans comprised 71.4% of Advantage’s total loans outstanding at December 31, 2012.

From time to time, Advantage sells participation interests in mortgage loans, business loans and commercial loans originated by it and purchases whole loans or participation interests in loans originated by other lenders. Advantage held whole loans and participations in loans originated by other lenders of approximately $5.8 million at December 31, 2012 compared to $7.8 million at December 31, 2011. Loans that Advantage purchases or participates must meet or exceed the normal underwriting standards utilized by the Bank.

The following table presents Advantage’s loan origination, purchase, sale and principal repayment activity for the periods indicated:

	Year ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Loans originated:
Construction (purchased and originated) (1)	$15,888	$24,990	$15,929	$2,310	$7,774
Residential	123,686	72,109	105,427	190,662	107,776
Commercial, consumer and other	178,906	157,790	146,993	55,243	127,604

Total loans originated	318,480	254,889	268,349	245,905	243,154
Loans purchased	0	0	2,554	7,035	249
Reductions:
Principal repayments	290,360	196,732	144,598	204,502	229,330
Loans sold	109,198	67,749	88,697	108,481	45,330
Transfers from loans to real estate owned	5,132	11,191	5,991	9,631	6,574

Total reductions	(404,690)	(275,672)	(239,286)	(322,614)	(281,234)
Increase (decrease) in other items, net (2)	62	(1,998)	(21,066)	(29,655)	(18,614)
Net increase (decrease)	$(86,148)	$(22,781)	$10,551	$(99,329)	$(56,445)

(1)	Construction includes draws of $13.1 million related to commercial and $2.8 million related to residential for the year ending December 31, 2012
(2)	Other items primarily consist of amortization of deferred loan origination fees and the provision for losses on loans.

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

The largest amount which Advantage could have loaned to one borrower at December 31, 2012 was approximately $11.2 million. The largest amount Advantage had outstanding to one borrower and related persons or entities at December 31, 2012, was $9.9 million, which consisted of a multi-tenant office building, a warehouse, business assets and equipment.

Loan Concentrations. As of December 31, 2012, Advantage is within all policy concentration limits and had no significant concentrations of loans to specific industries other than commercial real estate.

Regulatory guidance suggests that financial institutions not exceed 3x risk based capital in a concentration of commercial real estate. At December 31, 2012, Advantage’s ratio for this concentration was 2.6x risk based capital, approximately $27.3 million under the guidance limitation.

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

Nonperforming status denotes loans greater than three payments past due, loans for which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet nonperforming criteria as established by regulatory authorities. Payments received on nonperforming loans are either applied to the outstanding principal balance or recorded as a receivable to interest income, depending on management’s assessment of the collectability of the loan. Currently, the receivable of interest income is not taken into income until the previously reported non-performing loan is paid in full.

Federal regulations require the Bank to classify its assets on a regular basis. Problem assets are to be classified as either (i) “substandard,” (ii) “doubtful” or (iii) “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss of principal or interest if the deficiencies are not corrected. Doubtful assets have the same weaknesses as substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of existing facts, conditions and value. Assets classified as “loss” are considered uncollectible and of such little value that their treatment as assets without the establishment of a specific reserve is unwarranted. Loans classified as loss are generally charged off in the month they are identified. Regulators may require the reclassification of assets.

The interpretive guidance of the regulations also includes a “special mention” category, consisting of assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management’s close attention.

Allowance for Loan Losses.

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

Management’s approach includes establishing a specific valuation allowance by evaluating individual non-performing loans for probable losses. In evaluating these loans for impairment, the measure of expected loss is based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Additionally, management establishes a general valuation allowance for pools of performing loans segregated utilizing the standardized loan categories specifically defined in the FDIC Call Report instructions related to the loan schedules. For the general valuation allowance, management applies a prudent loss factor based on the Bank’s historical loss experience, while considering trends based on changes to non-performing loans and foreclosure activity, and the subjective evaluation of the economic environment. The initial basis for each loss factor is the Corporation’s loss experience for each category. Historical loss percentages are calculated and adjusted by taking charge-offs (net of recoveries) in each risk category during the past 12 consecutive quarters and dividing the total by the balance of each category.

The following table sets forth the allocation of Advantage’s allowance for loan losses by type of loan at the dates indicated:

	2012		2011		2010		2009		2008
	Amount	Percent of Loans In each Category To Total Loans	Amount	Percent of Loans In each Category To Total Loans	Amount	Percent of Loans In each Category To Total Loans	Amount	Percent of Loans In each Category To Total Loans	Amount	Percent of Loans In each Category To Total Loans
Construction	$169	2.4%	$35	3.5%	$166	4.3%	$338	0.9%	$285	2.5%
Land, Farmland, Agriculture	353	2.5	554	2.7	849	2.9	628	3.5	542	3.6
Residential	6,981	48.7	8,277	48.5	8,050	53.6	10,519	64.3	10,697	68.1
Commercial / Non-residential	1,691	24.2	2,565	27.5	3,638	22.2	3,148	20.1	2,643	17.0
Consumer	132	0.7	80	0.5	246	0.5	98	0.6	92	0.6
Commercial and industrial	1,560	7.4	537	6.0	1,061	4.4	637	3.8	481	3.4
Multi Family	1,261	14.1	2,484	11.3	2,860	12.1	731	6.8	1,007	4.8

Total	$12,147	100.0%	$14,532	100.0%	$16,870	100.0%	$16,099	100.0%	$15,747	100.0%

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

Camco’s investment activities are governed internally by a written, Board-approved policy, which is administered by Advantage’s Asset-Liability Management Committee (“ALCO”). The primary purpose of Advantage’s investment portfolio is to: (1) employ excess funds not needed for loan demand; (2) provide a source of liquid assets to accommodate unanticipated deposit and loan fluctuations and overall liquidity needs; (3) earn the maximum overall return proportionate to the investment’s risk and corporate needs. Investment strategies to achieve these objectives are reviewed and approved by the ALCO. In its evaluation of investment strategies, the ALCO considers various factors, including the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and Advantage’s overall interest rate sensitivity. The ALCO also has additional responsibilities which are discussed in the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Deposits and Borrowings

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

Deposits. Deposits are attracted principally from within Advantage’s primary market area through the offering of a broad selection of deposit instruments, including interest-bearing and non-interest bearing checking accounts, money market deposit accounts, regular savings accounts, health savings accounts, term certificate accounts and retirement savings plans. In 2010, Advantage began offerings with Qwick Rate as part of the Bank’s contingency funding plan. Qwick Rate is a non-brokered deposit listing service that provides the Bank with access to institutional certificates of deposit. The Bank pays an annual subscription fee to access the listing service. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management of Advantage based on its liquidity requirements, growth goals and interest rates paid by competitors. Qwick Rate has not been used as a source of liquidity related to contingency funding since 2010, the current balance is minimal and maturing deposits are not being renewed.

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

The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Advantage at the dates indicated:

	At December 31,
	2012		2011		Change
	Amount	Weighted- average rate	Amount	Weighted- average rate	Amount	Weighted- average rate
	(Dollars in thousands)
Non-interest bearing demand	$76,490	0.00%	$62,881	0.00%	$13,609	0.00%
Interest-bearing demand	70,472	0.13	64,213	0.18	6,259	(0.05)
Money market demand accounts	121,437	0.24	114,503	0.45	6,934	(0.21)
Savings accounts	54,726	0.05	42,417	0.10	12,309	(0.05)
Total certificate accounts	304,099	1.28	345,245	1.65	(41,146)	(0.37)

Total deposits	$627,224	0.69%	$629,259	1.01%	$(2,035)	(0.32)%

Camco expects overall deposit rates to remain suppressed in 2013 in response to the FRB’s current monetary policy of keeping interest rates low. In addition to the external interest rate environment, the overall direction of rate movements in Advantage’s deposit base will largely depend on the level of deposit growth it needs to maintain adequate liquidity and competitive pricing considerations.

The following table sets forth the amount and maturities of Advantage’s time deposits of $100,000 or more at December 31, 2012:

(In thousands)
Three months or less	$10,265
Over three to six months	11,623
Over six to twelve months	14,762
Over twelve months	47,735

Total	$84,386

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

FHLB Advances decreased $10.3 million, or 16.2% from December 31, 2011. During 2012, $5.0 million matured on May 7, 2012 with a weighted rate of 4.7%, and $5.0 million matured on September 11, 2012 with a weighted rate of 4.45%. Each of the maturated advances was paid in full with no additional borrowings. The weighted average rate at December 31, 2012 was 3.45% compared to 3.63% at December 31, 2011.

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

Holding Company Capital Resources

Camco is required to act as a source of strength to the Bank. Camco is obligated to pay its expenses, as well as interest payments on the outstanding trust preferred securities. See Note H to the financial statements below for a discussion of the trust preferred securities. Camco has limited capital resources to meet these obligations. As a result of the written agreement entered into between Camco and the FRB discussed below, Camco was required to defer the payment of dividends on the trust preferred securities beginning in the second quarter of 2009. Under the terms of the trust preferred securities, Camco has the ability to continue to defer dividends through the first quarter of 2014.

Advantage has not been permitted to pay dividends to Camco since 2008. In order for Advantage to pay dividends to Camco, Advantage must obtain regulatory approval.

As of December 31, 2012, on a stand-alone basis, Camco had an available cash balance of approximately $416,000 in order to meet its ongoing obligations. As of March 1, 2013 there were 177,137 warrants exercised which equated to an additional $372,000 of cashflow for the holding company. However, if Camco needs additional funds to continue meeting its financial obligations sometime during mid-2013, Camco will seek approval from its regulators to pay dividends from the Bank or it may raise additional capital. No agreement as to any such support has yet been requested.

On November 8, 2012, Camco announced the completion of a $10.0 million rights offering and public offering. Net proceeds of $9.4 million, net of offerings costs of $619,000 were invested in Advantage to improve its regulatory capital position. See Note-K for additional information. In addition to the common stock, 2.5 million non-transferable warrants were granted at $2.10 per share with an expiration date of November 6, 2017. As of March 1, 2013 there were 177,137 warrants exercised which equated to an additional $372,000 of cashflow for the holding company.

Service Corporation Activities

Advantage has no operating subsidiaries. First S&L Corporation, a subsidiary of Advantage, is inactive and was capitalized on a nominal basis at December 31, 2012.

Employees

As of December 31, 2012, Camco had 200 full-time employees and 20 part-time employees. Camco believes that relations with its employees are stable. None of the employees of Camco are represented by a collective bargaining unit.

REGULATION

General

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), Camco is subject to regulation, examination and oversight by the FRB. Advantage is a non-member of the FRB and is primarily subject to regulation by the Division and the FDIC. Camco and Advantage must file periodic reports with these governmental agencies, as applicable, concerning their activities and financial condition. Examinations are conducted at least annually by the applicable regulators to determine whether Camco and Advantage are in compliance with various regulatory requirements and are operating in a safe and sound manner.

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

Liquidity. Advantage maintains liquid assets (cash and due plus unpledged investments) to total assets ratio at or above 5%, as well as a liquid assets to total deposits ratio at or above 5%. The FDIC expects it to maintain adequate liquidity relative to the condition of the institution to protect safety and soundness. At December 31, 2012 liquid assets to total assets was 17.6%.

Regulatory Capital Requirements. Camco and Advantage are required by applicable law and regulations to meet certain minimum capital requirements. The capital standards include a leverage limit, or core capital requirement, a tangible capital requirement and a risk-based capital requirement.

Pursuant to the current 2012 Consent Order (defined below), Advantage is required to maintain a Tier 1 leverage capital ratio of 9% on and after March 31, 2012. Until the 2012 Consent Order, the 2009 Cease and Desist Order required a Tier 1 leverage capital ratio of 8%. “Tier 1” capital includes common stockholder’s equity, noncumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less all intangibles, other than includable purchased mortgage servicing rights and credit card relationships. For purposes of computing risk-based capital, assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100%, depending on their relative risk. Advantage did not meet the 9% Tier 1 capital requirement at December 31, 2012 as its Tier 1 was 8.19%. This failure to comply could result in additional enforcement action by the FDIC or the Division.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standards” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (“Basel III”). The Basel Committee frameworks become applicable to banks supervised in the United States only when adopted into United States law or regulation. The United States banking regulators generally have not yet imposed any of the Basel II or Basel III rules on banks with less than $250 billion in assets or $10 billion of on-balance sheet foreign exposure. The federal banking agencies have proposed extensive changes to their capital requirements for such smaller banks, including raising required amounts and eliminating the inclusion of certain instruments from the calculations of capital. Due to the extent of comments on such proposed changes, it is unclear when final regulations will be adopted or what they will contain.

Regulatory Agreements.

On March 4, 2009 Camco entered into a Memorandum of Understanding (the “MOU”) with the FRB. The MOU prohibited Camco from engaging in certain activities while the MOU is in effect, including, without the prior written approval of the FRB, (1) the declaration or payment of dividends to stockholders or (2) the repurchase of Camco’s stock.

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

The MOU was terminated and on August 5, 2009 at which time Camco, entered into a written agreement with the FRB. The written agreement requires Camco to obtain approval prior to: (i) declaring or paying any dividends; (ii) receiving dividends or any other form of payment representing a reduction in capital from Advantage; (iii) making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities; (iv) incurring, increasing or guaranteeing any debt; or (v) repurchasing any Camco stock. The written agreement also required Camco to develop a capital plan and submit it to the FRB for approval, which it has done.

On March 4, 2011, Camco was notified by the FRB that by March 31, 2011 it must divest of activities conducted pursuant to section 4(k) of the BHC Act, which meant Camco Title Agency, and it must decertify as a financial holding company. Camco complied with this request by liquidating Camco Title Agency and decertifying on March 31, 2011. After it decertified, Camco remained a bank holding company.

Advantage entered into a cease and desist agreement with the FDIC and the Division that provided for the issuance of an order by the FDIC and the Division. The 2009 Cease and Desist Order was executed by the FDIC and Division on July 31, 2009. The 2009 Cease and Desist Order required Advantage to, among other things, (i) increase its Tier 1 risk based capital to 8%; and (ii) seek regulatory approval prior to declaring or paying any cash dividend. As a result of the 2009 Cease and Desist Order, Advantage was disqualified as a public depository under Ohio law and incurs higher premiums for FDIC insurance of its accounts. The 2009 Cease and Desist Order was terminated on February 9, 2012, at which time a consent agreement was signed.

On February 9, 2012, Advantage entered into a consent agreement with the FDIC and the Division that provided for the issuance of an order by the FDIC and the Division. That order was executed by the FDIC and Division on February 9, 2012 (the “2012 Consent Order”). See Exhibit 10 (xxix). The 2012 Consent Order requires Advantage, within specified timeframes, to, among other things,: (i) add two independent directors to Advantage’s Board; (ii) increase its Tier 1 leverage capital ratio to 9% and its total risk based capital ratio to 12.0% by March 31, 2012; (iii) develop and submit a capital plan; (iv) implement plans to reduce its classified assets and loan concentrations; (v) ensure the establishment of a comprehensive policy and methodology for determining the adequacy of the allowance for loan and lease losses; (vi) seek regulatory approval prior to declaring or paying any cash dividend; and (vii) adopt and develop a strategic plan, liquidity plan, profit plan and budget. As a result of the 2012 Consent Order, Advantage continues to be ineligible as a public depository under Ohio law.

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

A material failure to comply with the provisions of the 2012 Consent Order or Written Agreement could result in additional enforcement actions by the FDIC, the Division or the FRB.

Transactions with Affiliates and Insiders

All transactions between banks and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and the FRB’s Regulation W. An affiliate is any company or entity which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of a bank and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with any one affiliate up to an amount equal to 10% of such institution’s capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or the subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Exemptions from Sections 23A or 23B of the FRA may be granted only by the FRB. Advantage was in compliance with these requirements at December 31, 2012.

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

Federal Reserve Requirements

FRB regulations currently require banks to maintain reserves of net transaction accounts (primarily NOW accounts). At December 31, 2012, Advantage was in compliance with its reserve requirements.

Item 1A. Risk Factors.

Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology, such as may, might, could, would, believe, expect, intend, plan, seek, anticipate, estimate, project or continue or the negative thereof or comparable terminology. All statements other than statements of historical fact included in this document regarding our outlook, financial position and results of operation, liquidity, capital resources and interest rate sensitivity are forward-looking statements. These forward-looking statements also include, but are not limited to:

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

Camco expects to continue to be subject to restrictions and conditions of the FRB Written Agreement and 2012 Consent Order. As a result, Camco has incurred and expects to continue to incur significant additional regulatory compliance expenses that will negatively affect our results of operations.

Camco and the Bank continue to be under the conditions of the FRB Written Agreement and 2012 Consent Order as a result of various regulatory concerns as of December 31, 2012. Camco has incurred and expects to continue to incur significant additional regulatory compliance expense in connection with these directives and will incur ongoing expenses attributable to compliance with their terms. Although Camco does not expect it, it is possible regulatory compliance expenses related to the directives could have a materially adverse impact on us in the future.

Our Tier 1 leverage capital levels currently do not comply with the higher capital requirements required by the 2012 Consent Order.

Under the 2012 Consent Order, the FDIC and the Division required the Bank to raise its Tier I leverage capital to 9% by March 31, 2012. As of December 31, 2012, the Bank needed approximately $6.2 million in additional capital based on assets at such date to meet this requirement. The Corporation currently does not have any capital available to invest in the Bank. Camco is considering various strategies to help us achieve the required capital level, but there is no assurance that any capital raising strategy can be completed successfully in the near future. Moreover, any further increases to our allowance for loan losses, additional deterioration of our real estate owned portfolio and operating losses would negatively impact our capital levels and make it more difficult to achieve the capital level directed by the FDIC and the Division. Based on our failure to meet the required capital level, the FDIC or the Division could take additional enforcement action against us.

In addition to the 2012 Consent Order, the FRB Written Agreement, governmental regulation and regulatory actions against us may further impair our operations or restrict our growth.

In addition to the requirements of the 2012 Consent Order, the Written Agreement, Camco is subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Statutes and regulations affecting our business may be changed at any time and the interpretation of these statutes and regulations by examining authorities may also change.

There can be no assurance that such changes to the statutes and regulations or to their interpretation will not adversely affect our business. Such changes could subject us to additional costs, limit the types of financial services and products Camco may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act has significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion. Although some of the regulations have been adopted, many still have not, and the effect they will have on Camco and its subsidiaries will not be known for years.

Among the provisions already implemented that have or may have an effect on Camco are the following:

•	the Consumer Financial Protection Bureau (“CFPB”)has been formed, which has broad powers to adopt and enforce consumer protection regulations;

•	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective July 21, 2011;

•	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000, and non-interest bearing transaction accounts had unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity;

•	public companies in all industries are now required to provide stockholders the opportunity to cast a non-binding advisory vote on executive compensation; and

•

the FRB has imposed on financial institutions with assets of $10 billion or more a cap on the debit card interchange fees the financial institutions may charge. Although the cap is not applicable to Advantage, it may have an adverse effect on Advantage as the debit cards issued by Advantage and other smaller banks, which have higher interchange fees, may become less competitive.

Additional provisions not yet implemented that may have an effect on Camco are the following:

•

new capital regulations for bank holding companies will be adopted, which may impose stricter requirements; and trust preferred securities issued after May 19, 2010 will no longer constitute Tier I capital; and

•

new corporate governance requirements applicable generally to all public companies in all industries will require other new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to consider the independence of compensation advisors and to make additional disclosures in proxy statements with respect to compensation matters.

As many provisions of the Dodd-Frank Act have not yet been implemented and will require interpretation and rule making, the ultimate effect on Camco cannot yet be determined. However, the implementation of certain provisions have already increased compliance costs and the implementation of future provisions will likely increase both compliance costs and fees paid to regulators, along with possibly restricting the operations of Camco.

Legislative and regulatory reforms continue to have significant impacts throughout the financial services industry.

The Dodd-Frank Act, which is complex and broad in scope, established the CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services, and the Financial Stability Oversight Council, which has oversight authority for monitoring and regulating systemic risk. In addition, the Dodd-Frank Act alters the authority and duties of the federal banking and securities regulatory agencies, implements certain corporate governance requirements for all public companies including financial institutions with regard to executive compensation, proxy access by stockholders, and certain whistleblower provisions, and restricts certain proprietary trading and hedge fund and private equity activities of banks and their affiliates. The Dodd-Frank Act also requires the issuance of many implementing regulations which will take effect over several years, making it difficult to anticipate the overall impact to us, our customers, or the financial industry in general.

With the appointment of a director for the CFPB in January 2012, the CFPB began to exercise its full authority under the Dodd- Frank Act. For example, the CFPB completed its first public enforcement actions regarding unfair, deceptive or abusive practices in connection with marketing, sales and operation of certain add-on products offered in connection with credit cards. Furthermore, in 2012 the CFPB issued its first major regulation, which covers remittance transfers (international wire transfers) by consumers, which will take effect later in 2013.

In mid-January 2013, the CFPB issued eight final regulations governing consumer mortgage lending. The first of these rules was issued on January 10, 2013, and included the ability to repay and qualified mortgage rule. This rule will impose additional requirements on lenders, including rules designed to require lenders to ensure borrowers’ ability to repay their mortgage. The same day, the CFPB also finalized a rule on escrow accounts for high-cost mortgages and a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act. On January 17, 2013, the CFPB issued its final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing, which will take effect on January 10, 2014. On January 18, 2013, the CFPB issued a final appraisal rule under the Equal Credit Opportunity Act and six agencies including the CFPB, FRB, OCC, and FDIC, issued an interagency rule on appraisals for higher-priced mortgage loans. A final rule on loan originator compensation was released on January 20, 2013, and the industry expects a final rule on integrated mortgage disclosures within the next year. We are evaluating these rules to determine their impact on the Bank.

We must comply with anti-money laundering and customer privacy regulations, as well as corporate governance, accounting, and reporting requirements.

The USA Patriot Act of 2001 and its related regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The statute and its regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. Pursuant to Title V of the Gramm-Leach-Bliley Act, we, like all other financial institutions, are required to:

•	provide notice to our customers regarding privacy policies and practices,

•	inform our customers regarding the conditions under which their nonpublic personal information may be disclosed to nonaffiliated third parties, and

•	give our customers an option to prevent certain disclosure of such information to nonaffiliated third parties.

The Sarbanes-Oxley Act of 2002 imposed new or revised corporate governance, accounting, and reporting requirements on us. In addition to a requirement that chief executive officers and chief financial officers certify financial statements in writing, the statute imposed requirements affecting, among other matters, the composition and activities of audit committees, disclosures relating to corporate insiders and insider transactions, code of ethics, and the effectiveness of internal controls over financial reporting.

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

Camco has a relatively high percentage of non-performing loans and classified assets relative to our total assets. If our allowance for loan losses is not sufficient to cover our actual loan losses, profitability could be adversely affected.

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

At December 31, 2012, our non-performing loans totaled $19.6 million, representing 3.4% of total loans and 2.6% of total assets. In addition, loans which management has classified as either substandard, doubtful or loss totaled $30.0 million, representing 5.1% of total loans and 3.8% of total assets. At December 31, 2012, our allowance for loan losses was $12.1 million, representing 62.0% of non-performing loans. In the event our loan customers do not repay their loans according to their terms and the collateral securing the payment of these loans is insufficient to pay any remaining loan balance, Camco may experience significant loan losses, which could have a materially adverse effect on our operating results. Camco makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, Camco reviews loans and our loss and delinquency experience, and evaluates economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, resulting in additions to our allowance. The additions to our allowance for loan losses would be made through increased provision for loan losses, which would reduce our income.

From 2008 through 2010 our loan quality was negatively impacted by deteriorating conditions within the commercial real estate market and economy as a whole, which caused declines in commercial real estate values and deterioration in financial condition of various commercial borrowers. Additionally, increases in delinquent real estate mortgage loans occurred as a result of deteriorating economic conditions and a decline in the housing market across our geographic footprint that reflected declining home prices and increasing inventories of houses for sale. These conditions led Camco to downgrade the loan quality ratings on various commercial real estate loans through its normal loan review process during those years. In addition, several impaired loans became under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral. As a result, Camco’s provision for loans losses, net charge-offs and nonperforming loans in preceding years continued to be higher than historical levels. The additional provisions for loan losses in this period were largely attributed to the aforementioned issues.

In 2011 and 2012, the credit trends improved and charge offs slowed; however, changes in economic conditions or in the financial situations of our borrowers could reverse this trend. Further, federal regulatory agencies, as an integral part of their examination process, review the Corporation’s loans and allowance for loan losses. While the Corporation believes that its allowance for loan losses is adequate to cover current losses, the Corporation could need to increase its allowance for loan losses or regulators could require it to increase this allowance. Either of these occurrences could materially and adversely affect the Corporation’s earnings and profitability.

Camco may elect or be compelled to seek additional capital, but that capital may not be available when it is needed.

Camco and Advantage are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations. Although the financial condition of the Bank and the Corporation has improved, currently, Advantage is not in compliance with the Tier 1 capital requirement required by the 2012 Consent Order. The Corporation may seek additional debt or equity capital in the future to achieve its long-term business objectives. The sale of equity or convertible debt securities in the future may be dilutive to the Corporation’s stockholders, and debt refinancing arrangements may require the Corporation to pledge some of its assets and enter into covenants that would restrict its ability to incur further indebtedness. Camco’s ability to raise additional capital will depend on its financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of its control. Accordingly, there can be no assurance that Camco can raise additional capital on terms it deems acceptable. If Camco cannot raise additional capital, it may have a material adverse effect on its financial condition, results of operations, growth strategy and future prospects, and may result in further enforcement action by the FRB, FDIC or Division, including a potential federal conservatorship or receivership of the Bank, or a requirement that Camco sell or transfer its assets or take other action which would likely result in a significant loss of the value of Camco’s ownership interest in the Bank and a significant loss of the value of the shares held by Camco’s stockholders.

Camco is subject to examinations and challenges by tax authorities.

In the normal course of business, Camco and the Bank are, routinely subject to examinations from federal and state tax authorities regarding the amount of taxes due in connection with investments made and the businesses in which Camco has engaged. Recently, federal and state tax authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions.

Income tax returns are subject to audit by the IRS. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. During 2011, the IRS began an examination of the Corporation’s tax returns for the year ended December 31, 2009. The examination is near completion. The IRS has taken the position that the Corporation took bad debt deductions prematurely. The Corporation disagrees. The matter has not been resolved at the examination level, therefore, the Corporation has contested the matter at the IRS Office of Appeals. Management believes it is more likely than not that the Corporation will be successful in the appeals process. If the IRS prevails, the Corporation may be required to repay approximately $1.57 million of tax refunds it had received as a result of a carryback of a net operating loss and the Corporation will increase its net operating loss tax carry forward by the same amount as the disallowed deduction. The Corporation has a 100% valuation allowance against its deferred tax asset. In the event that the Corporation does not prevail on appeals and the deferred tax asset has a 100% valuation allowance, the Corporation will be required to take a charge of income tax expense in the amount of $1.57 million plus assessed statutory interest.

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

Deterioration of the economic environment Camco is exposed to, including a continued decline or worsening declines in the real estate market and single-family home re-sales or a material external shock, may significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. Over the past several years, material declines in the value of the real estate assets securing many of our commercial real estate loans has led to significant credit losses in this portfolio. Because of our high concentration of loans secured by real estate it is possible that Camco will continue to experience some level of credit losses and additional provisions even if the overall real estate market stabilizes or improves due to the continuing uncertainty surrounding many of the specific real estate assets securing our loans and the weakened financial condition of some of our commercial real estate borrowers and guarantors.

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

The continued deteriorating economic conditions in our markets may negatively affect the Corporation. Falling home prices and increasing foreclosures, unemployment and underemployment have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. The resulting write-downs to assets of financial institutions have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to seek government assistance or bankruptcy protection.

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

Camco has generated net operating losses (“NOLs”) as a result of our recent losses. Camco generally is able to carry NOLs forward to reduce taxable income in future years. However, our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 and the Treasury regulations caused in increase in their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry forwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carry forwards.

Camco’s rights offering did not cause an “ownership change” within the meaning of Section 382. However, Camco cannot ensure that our ability to use our NOLs to offset income will not become limited in the future. As a result, Camco could pay taxes earlier and in larger amounts than would be the case if our NOLs were available to reduce our federal income taxes without restriction.

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

In contrast, decreasing interest rates have the effect of causing clients to refinance mortgage loans faster than anticipated. This causes the value of assets related to the servicing rights on loans sold to be lower than originally anticipated. If this continues, Camco may need to write down the value of our servicing assets faster, which would accelerate our expenses and lower our earnings.

Credit risks could adversely affect our results of operations.

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or that the value of the collateral securing loans may decrease. Camco extends credit to a variety of customers based on internally set standards and judgment. Camco attempts to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. However, conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may increase our credit risk. Such adverse changes in the economy may have a negative impact on the ability of borrowers to repay their loans. Because Camco has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. In addition, substantially all of our loans are to individuals and businesses in Ohio. Consequently, any decline in the economy of this market area could have a material adverse effect on our financial condition and results of operations.

Camco operates in an extremely competitive market, and our business will suffer if Camco is unable to compete effectively.

In our market area, Camco encounters significant competition from other commercial banks, savings associations, savings banks, insurance companies, consumer finance companies, credit unions, other lenders and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. Many of our competitors have substantially greater resources and lending limits than Camco does and may offer services that Camco does not or cannot provide. Further, increased competition among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies, may adversely affect Camco’s ability to market our products and services.

Our ability to pay cash dividends is subject to prior FRB approval.

The Written Agreement prohibits the Corporation from paying dividends without the FRB’s prior approval. Camco does not know how long this restriction will remain in place. Even if Camco is permitted to pay a dividend, Camco is dependent primarily upon the earnings of the Bank for funds to pay dividends on our common stock. The payment of dividends by the Bank is subject to certain regulatory restrictions. Currently, Advantage is prohibited from paying any dividends to Camco without the prior approval of the FDIC and the Division. In addition, federal law generally prohibits a depository institution from making any capital distributions (including payment of a dividend) to its parent holding company if the depository institution would thereafter be undercapitalized. As a result, any payment of dividends in the future by Camco will be dependent, in large part, on Advantage’s ability to satisfy these regulatory restrictions and its earnings, capital requirements, financial condition and other factors.

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

Technology and other changes are allowing parties to utilize alternative methods to complete financial transactions that historically have involved banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

We face significant operational risks which could lead to expensive litigation and loss of confidence by our customers, regulators, and capital markets.

We are exposed to many types of operational risks, including the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or outsiders, or operational errors by employees, including clerical or recordkeeping errors or those resulting from faulty or disabled computer or telecommunications systems. These operational risks could lead to expensive litigation and loss of confidence by our customers, regulators, and the capital markets.

Moreover, negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and retain customers and can also expose us to litigation and regulatory action.

Financial institutions are under continuous threat of loss due to cyber-attacks especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. The most significant cyber–attack risks that we face are e-fraud, denial of service, and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. Loss can occur as a result of negative customer experience in the event of a successful denial of service attack that disrupts availability of our on-line banking services. The attempts to breach sensitive customer data, such as account numbers and social security numbers, could present significant reputational, legal and/or regulatory costs to us if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers.

Failure to maintain effective internal controls over financial reporting in the future could impair our ability to accurately and timely report our financial results or prevent fraud, resulting in loss of investor confidence and adversely affecting our business and stock price.

Effective internal controls over financial reporting are necessary to provide reliable financial reports and prevent fraud. As a Bank holding company, we are subject to regulation that focuses on effective internal controls and procedures. Such controls and procedures are modified, supplemented, and changed from time-to-time as necessitated by our growth and in reaction to external events and developments. Any failure to maintain, in the future, an effective internal control environment could impact our ability to report our financial results on an accurate and timely basis, which could result in regulatory actions, loss of investor confidence, and adversely impact our business and stock price.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table provides the location of, and certain other information pertaining to, Camco’s office premises as of December 31, 2012, with dollars in thousands:

Office Location	Year facility commenced operations	Leased or owned		Net book value (1)
134 E. Court Street
Washington Court House, Ohio	1963	Owned		$414.8
1050 Washington Ave.
Washington Court House, Ohio	1996	Owned		495.2
1 N. Plum Street
Germantown, Ohio	1998	Owned		412.2
675 West Main Street
New Lebanon, Ohio	1998	Owned		67.4
2 East High Street
London, Ohio	2004	Owned		453.5
3002 Harrison Avenue
Cincinnati, Ohio	2000	Owned		732.8
1111 St. Gregory Street
Cincinnati, Ohio	2000	Leased	(2)	0
226 Third Street
Marietta, Ohio	1973	Owned		408.4
1925 Washington Boulevard
Belpre, Ohio	1979	Owned		268.2
478 Pike Street
Marietta, Ohio	1998	Leased	(3)	457.2
814 Wheeling Avenue
Cambridge, Ohio	1963	Owned		753.5
327 E. 3rd Street
Uhrichsville, Ohio	1975	Owned		61.1
175 N. 11th Street
Cambridge, Ohio	1981	Owned		245.3
209 Seneca Avenue
Byesville, Ohio	1978	Leased	(4)	7.7

Office Location	Year facility commenced operations	Leased or owned		Net book value (1)
547 S. James Street
Dover, Ohio	2002	Owned		352.9
2497 Dixie Highway
Ft. Mitchell, Kentucky	2001	Owned		479.0
401-7 Pike Street
Covington, Kentucky	2001	Owned		67.8
7550 Dixie Highway
Florence, Kentucky	2001	Owned		367.5
1500 Grand Central Ave.- Suite #102
Vienna, West Virginia	2004	Leased	(5)	66.4
123 Southgate Parkway
Cambridge, Ohio	2005	Leased	(6)	98.6
6360 Tylersville Road
Mason, Ohio	2006	Leased	(7)	120.8
1104 Eagleton Blvd.
London, Ohio	2006	Leased	(8)	234.6
828 Wheeling Avenue
Cambridge, Ohio	2007	Leased	(9)	0
440 Polaris Parkway
Westerville, Ohio	2009	Leased	(10)	9.6
126 S. 9th Street
Cambridge, Ohio	2011	Leased	(11)	0

(1)	Net book value amounts are for land, buildings, improvements and construction in progress.
(2)	The lease expires in February 2016.
(3)	The lease expires in November 2017. Advantage has the option to renew for one five-year terms. The lease is for land only.
(4)	The lease expires in September 2015.
(5)	The lease expires in October 2013. Advantage has the option to renew for three five-year terms.
(6)	The lease expires in June 2014. Advantage has the option to renew for three one-year terms. Advantage has a first right of renewal and an option to purchase.
(7)	The lease expires in October 2016. Advantage has the option to renew the lease for two five-year terms.
(8)	The lease expires in May 2014. Advantage has the option to renew for one three-year term.
(9)	The lease is month to month with a 90 day notice of intention to vacate the premises.
(10)	The lease expires in March 2018. Advantage has the option to renew for two five-year terms. Advantage moved suites within the same building in December 2012 upon expiration of prior lease.
(11)	The lease expires in March 2013. Advantage has the option to renew for one one-year extension. The lease includes office space, storage and parking.

Camco also owns furniture, fixtures and equipment. The net book value of Camco’s investment in office premises and equipment totaled $1.5 million at December 31, 2012. See Note E of Notes to Consolidated Financial Statements in Item 8 below.

Item 3. Legal Proceedings.

In the ordinary course of their respective businesses or operations, Camco or the Bank may be named as a plaintiff, a defendant, or a party to a legal proceeding or any of their respective properties may be subject to various pending and threatened legal proceedings and various actual and potential claims. In view of the inherent difficulty of predicting the outcome of such matters, Camco cannot state what the eventual outcome of any such matters will be; however, based on current knowledge and after consultation with legal counsel, management believes that these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Camco.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2012, Camco had 13,233,036 shares of common stock with approximately 2,790 holders of record. Camco’s common stock is listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “CAFI.” The table below sets forth the high and low closing price for the common stock of Camco, per quarter, together with the dividends declared per share of common stock, for each quarter of 2012 and 2011.

	High	Low	Cash Dividends Declared
Year ended December 31, 2012 (1)
Quarter ending:
December 31, 2012	$2.34	$1.65	$0.00
September 30, 2012	2.50	1.83	0.00
June 30, 2012	2.70	2.01	0.00
March 31, 2012	2.80	1.27	0.00
Year ended December 31, 2011 (1)
Quarter ending:
December 31, 2011	$1.48	$1.10	$0.00
September 30, 2011	1.90	1.18	0.00
June 30, 2011	2.00	1.56	0.00
March 31, 2011	2.41	1.65	0.00

(1)	See “Liquidity and Capital Resources” in Item 7 of this Form 10-K for discussion of restrictions that materially limit Camco’s ability to pay dividends.

Camco did not repurchase any stock during the fourth quarter of 2012.

Item 6. Selected Consolidated Financial Data.

The following tables set forth certain information concerning the consolidated financial position and results of operations of Camco for the periods indicated. This selected consolidated financial data should be read in conjunction with the consolidated financial statements appearing elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA:

As of December 31:	2012	2011	2010	2009	2008
	(In thousands)
Total amount of:
Assets	$764,259	$767,018	$814,966	$842,655	$1,000,446
Interest-bearing deposits in other financial institutions	44,564	21,954	15,971	17,663	35,272
Securities available for sale – at market	85,298	17,845	30,768	55,950	85,352
Securities held to maturity	903	3,083	3,948	2,113	13,406
Loans receivable – net (1)	561,119	647,267	670,048	659,497	758,826
Deposits	627,224	629,259	651,816	659,902	723,956
FHLB advances and other borrowings	64,220	80,285	104,464	109,232	183,833
Stockholders’ equity	59,727	45,605	46,103	60,514	71,700

SELECTED CONSOLIDATED OPERATING DATA:

For the year ended December 31:	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Total interest income	$31,623	$36,237	$40,821	$44,724	$56,783
Total interest expense	7,732	10,374	14,434	20,594	30,974

Net interest income	23,891	25,863	26,387	24,130	25,809
Provision for losses on loans	144	2,279	18,460	21,792	14,793
Net interest income after provision for losses on loans	23,747	23,584	7,927	2,338	11,016
Other income	7,999	6,498	7,364	8,261	3,708
General, administrative and other expense	27,641	29,324	29,332	28,113	28,481
Goodwill Impairment	0	0	0	0	6,683
Earnings (loss) before federal income taxes (credits)	4,105	758	(14,041)	(17,514)	(20,440)
Federal income taxes (credits)	(58)	544	518	(6,297)	(5,116)

Net earnings (loss)	$4,163	$214	$(14,559)	$(11,217)	$(15,324)

Earnings (loss) per share:
Basic	$0.50	$0.03	$(2.02)	$(1.56)	$(2.14)
Diluted (2)	$0.50	$0.03	$(2.02)	$(1.56)	$(2.14)
Dividends declared per share	$0.0000	$0.0000	$0.0000	$0.0200	$0.2625

Return on average assets (3)	0.54%	0.03%	(1.72)%	(1.20)%	(1.50)%
Return on average equity (3)	8.56%	0.47%	(26.39)%	(15.73)%	(17.93)%
Average equity to average assets (3)	6.32%	5.80%	8.29%	7.63%	8.34%
Dividend payout ratio (4)	N/A (5)	N/A (5)	N/A (5)	N/A (5)	N/A (5)

(1)	Includes loans held for sale.
(2)	Represents a pro-forma presentation based upon net earnings from operations divided by weighted-average basic and diluted shares outstanding.
(3)	Ratios are based upon the mathematical average of the balances at the end of each month.
(4)	Represents dividends per share divided by basic earnings per share.
(5)	Not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Since its incorporation in 1970, Camco Financial Corporation (“Camco” or the “Corporation”) has evolved into a full-service provider of financial products through its subsidiary, Advantage Bank (“Advantage” or “Bank”). Utilizing a common marketing theme based on Camco’s commitment to personalized customer service, Camco has grown from $22.8 million of consolidated assets in 1970 to $764.3 million of consolidated assets at December 31, 2012. Camco’s rate of growth is largely attributable to its acquisitions and its expansion of product lines from the limited deposit and loan offerings which the Bank could offer in the heavily regulated environment of the 1970s to the wider array of financial service products that commercial banks traditionally offer.

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

Camco’s profitability depends primarily on its level of net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on deposit accounts and borrowings. In recent years, Camco’s operations have also been heavily influenced by its credit losses and the need for additional provision for loan losses, the level of other income, including mortgage banking income and other fee income. Camco’s operations are also affected by general, administrative and other expenses, including employee compensation and benefits, occupancy expense, data processing, franchise taxes, advertising, other operating expenses and federal income tax expense.

Overview

During 2012, the economic environment for financial services companies improved slightly, but continued to be challenging. Bankruptcies, foreclosures and prolonged unemployment have continued and the oversupply of housing continues to depress property values. Due to the decreased property values, the government has expanded the Home Affordable Refinance Program (“HARP”) for borrowers that are current with payments on their mortgages. HARP enables them to refinance up to 125% loan to value. This coupled with interest rates decreasing in 2012, has created a higher loan application level, but has also decreased the value of our seasoned loans within our mortgage servicing rights asset.

We continued to execute our long-term strategic plan to diversify the balance sheet, and improve delinquency, loan quality and our funding mix by reducing borrowings and increasing transaction-based deposits.

In 2012, total deposits decreased $2.0 million or 0.3% as we continued our goal of decreasing higher yielding certificates of deposits while increasing “core” deposit growth related to a number of organizational and product development initiatives, which included our suite of commercial and small business checking accounts, online business cash management system, and remote deposit capture solutions. We have continued to build our deposits with these new products and believe these products will continue to help us be more competitive for business checking accounts. Competition for deposits continues to put pressure on marginal funding costs, despite continued low rates in 2012, but our goal is to continue our strategy and build core customer accounts that are normally a lower cost of funding.

During 2012, Camco experienced improving trends in asset quality metrics. Nonperforming loans decreased $5.3 million, or 21.4% from $24.9 million at December 31, 2011 to $19.6 million at the end of 2012. Net charge offs totaled $2.5 million during 2012 compared to $4.6 million during 2011. These decreases demonstrate our continued diligence in managing our delinquencies and working with our loan customers in order to reduce losses for them, as well as our Corporation. Additionally, the amount of classified loans has decreased not only due to charge offs and sales of various assets, but also due to upgrading the loan quality ratings of various commercial loans related to improved borrower financial performance combined, in some cases, with restructured credit facilities, which has resulted in lower provisions for loan losses.

The Corporation engaged an investment banking firm in 2010 to evaluate capital plan initiatives such as balance sheet reduction, the sale of branches, and issuing common stock, preferred stock, debt or some combination of those issuances, or other financing alternatives that would be treated as capital. On November 8, 2012, Camco announced the successful and fully subscribed closing of a $10.0 million rights and private offering. Net proceeds of $9.4 million, net of offerings costs of $619,000 were invested in Advantage to improve its regulatory capital position. See Note-K for additional information.

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

On March 4, 2011, Camco was notified by the FRB that by March 31, 2011 it must divest of activities conducted pursuant to section 4(k) of the BHC Act, which meant Camco Title Agency, and that it must decertify as a financial holding company. Camco complied with this request by liquidating Camco Title Agency and decertifying on March 31, 2011. After it decertified, Camco remained a bank holding company.

This Management Discussion and Analysis is intended to give stockholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data elsewhere in this annual report. As used herein and except as the context may otherwise require, references to “Camco,” “the Corporation”, “we,” “us,” or “our” means, collectively, Camco Financial Corporation and its wholly owned subsidiary, Advantage Bank.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of mortgage servicing rights, the fair value of other real estate owned and the valuation of deferred tax assets. Actual results could differ from those estimates.

Summary. We believe the accounting estimates related to the allowance for loan losses, the capitalization, amortization, and valuation of mortgage servicing rights, the value of other real estate owned and deferred income taxes are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period because they require us to make assumptions concerning the changes in the types and volumes of the portfolios, rates of future prepayments, and anticipated economic conditions, (2) the impact of recognizing an impairment or loan loss could have a material effect on Camco’s assets reported on the balance sheet as well as its net earnings, (3) the value of real estate owned could change materially due to the current economy and unemployment rates, and (4) assumptions and conditions could be incorrect related to the valuation allowance and the amount of income taxes payable may need to be adjusted by way of a charge to expense.

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

The allowance is reviewed by management to determine whether the amount is considered adequate to absorb probable losses to the loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on management’s current judgment about the credit quality of the loan portfolio. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions. Management also considers trends in delinquencies and loan losses for the bank specifically, the region, the nation, and other economic factors. While the Corporation strives to reflect all known risk factors in its evaluations, judgment errors may occur.

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

Deferred Income Taxes

Camco recognizes expense for federal income taxes currently payable as well as for deferred federal taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets. Realization of a deferred tax asset is dependent upon generating sufficient taxable income in either the carry forward or the carry back periods to cover net operating losses generated by the reversal of temporary differences. A valuation allowance is provided by way of a charge to income tax expense if it is determined that it is more likely than not that some or all of the deferred tax asset will not be realized. If different assumptions and conditions were to prevail, the valuation allowance may not be adequate to absorb unrealized deferred taxes and the amount of income taxes payable may need to be adjusted by way of a charge to expense. Furthermore, income tax returns are subject to audit by the IRS. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. Camco believes it has adequately accrued for all probable income taxes payable. Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events. See Note I for additional information related to the current 100% valuation allowance and IRS appeals process.

Other Real Estate Owned

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

Discussion of Financial Condition Changes from December 31, 2012 to December 31, 2011

At December 31, 2012, Camco’s consolidated assets totaled $764.3 million, a decrease of $2.8 million, or 0.4%, from the December 31, 2011 total. The decrease in total assets was comprised primarily of decreases in loans receivable offset partially by increases in securities available for sale and interest bearing deposits in other financial institutions.

Loans receivable has decreased due to continued paydowns and refinancing from adjustable rate to fixed rate loans. Our strategy of selling fixed rate products continues to shift the loan portfolio toward commercial loans. Current and upcoming loan rates may slow or increase residential lending and the sale of fixed rate loans. Due to the continued low interest rate environment over the past few years, we believe that is not likely that the profits on gain on sale of mortgage loans will be as strong in 2013 as the margins continue to decrease and many customers have already refinanced into the lower available rates. Possible growth in deposits, related to our strategic planning would most likely be used to purchase investments or fund commercial loan growth. Management continues its overall focus on managing credit, reducing risk within the loan portfolio and enhancing liquidity and capital in the current economic environment. Continuous progress is being made on addressing these issues, but we expect the distressed economic environment to continue through 2013, which may slow expectations.

Cash and interest-bearing deposits in other financial institutions totaled $58.4 million at December 31, 2012, an increase of $20.0 million, or 52.1%, from December 31, 2011 levels. Cash has increased as we have begun to restructure the balance sheet by decreasing assets and liabilities when possible to improve our capital position in conjunction with ensuring loan concentration levels and on-hand liquidity as appropriate. Additionally, Federal Reserve balances have increased from $2.2 million at December 31, 2011 to $39.2 million at December 31, 2012 in relation to risk based capital considerations and higher yield on the excess cash.

Securities totaled $86.2 million at December 31, 2012, an increase of $65.3 million, or 311.9%, from December 31, 2011 due to securities purchases of $99.2 million, which were partially offset by the sale of $4.3 million in securities and principal repayments, calls and maturities of $29.8 million. New purchases were primarily investment securities at a weighted rate of 0.67%. The securities portfolio has a weighted maturity that is relatively short in order to minimize extension risk. We have purchased callable agencies to maximize yield and liquidity. Approximately $19.5 million or 22.6% of the portfolio has a callable option which management expects to be exercised during the year. If the investments are not called, final maturity dates range from January, 2013 to March, 2014.

Loans receivable net and loans held for sale totaled $561.1 million at December 31, 2012, a decrease of $86.1 million, or 13.3%, from the total at December 31, 2011. The decrease resulted primarily from principal repayments of $290.4 million, loan sales of $109.2 million and $5.1 million of loans transferred to real estate owned, offset partially by loan funding totaling $318.5 million. Principal repayments are higher than 2011 related to our inability to originate certain types of commercial loans in early 2012 because of our concentration levels, which was coupled with large commercial payoffs in November and December of 2012. The commercial pipeline going into 2013 is strong and we expect originations to partially offset the payoffs that occurred in the fourth quarter of 2012. Additionally, the reduction in residential real estate loan balances was intensified by the secondary market offering historically low long-term fixed rates throughout 2012. Customers continue to refinance in 2012 to record low interest rates.

During 2012, the average yield on loans was 5.17% a decrease of 33 basis points as compared to 5.50% for 2011. The decrease in yield is due to lower average loan balances within our commercial and consumer loan portfolios, which are generally higher yielding assets. This was coupled with lower effective rates in the loan portfolio during 2012. Adjustable rate loans continued to re-price lower in 2012 due to the current low rate environment and new loans are also being originated at these lower market rates. Adjustable rate loans for home equity lines of credits and residential first mortgage have floors that range from 3-4% and 2.75-3% respectively after reaching the first adjustment period. In 2012 many of the higher rate commercial real estate loans were refinanced by other financial institutions and our new loans had to be priced at a lower competitive net interest margin that did not include floors on real estate projects like in previous years.

The allowance for loan losses totaled $12.1 million and $14.5 million at December 31, 2012 and 2011, respectively, representing 62.0% and 58.3% of nonperforming loans at those dates. Nonperforming loans (three monthly payments or more delinquent plus nonaccrual loans) totaled $19.6 million and $24.9 million at December 31, 2012 and 2011, respectively, constituting 3.5% and 3.8% of total net loans, including loans held for sale, at those dates. Net charge-offs totaled $2.5 million for 2012 and were primarily comprised of $2.6 million of residential real estate. See Note C to the financial statements for additional information.

The following table details delinquent and nonperforming loans at December 31, 2012 and 2011:

	Loans 30- 59 Days Past Due	Loans 60- 89 Days Past Due	Non- Performing	Accruing Loans 90 or More Days Past Due	Loans 30-59 Days Past Due	Loans 60- 89 Days Past Due	Non- Performing	Accruing Loans 90 or More Days Past Due
(in thousands)	2012				2011
Construction	$0	$0	$14	$0	$0	$0	$19	$0
Land, Farmland & Ag	65	32	709	0	103	0	367	0
Residential	4,825	2,087	16,347	0	6,018	2,086	22,277	0
Commercial	0	0	1,967	0	462	527	1,879	0
Consumer	100	1	491	0	54	77	113	0
Commercial and industrial	0	0	66	0	45	0	212	0
Multi Family	227	0	0	0	0	0	51	0

Total	$5,217	$2,120	$19,594	$0	$6,682	$2,690	$24,918	$0

The economy has a major effect on the unemployment rate which continues to be higher than normal. Joblessness can affect the capability of businesses and homeowners to pay for their loan payments and can lead to increased delinquencies. However, initial un-employment insurance claims remain steady nationwide, in Ohio and in the Bank’s markets. As of the fourth quarter of 2012, Ohio’s un-employment rate is 6.80% and the national un-employment rate is 7.80%. The average un-employment rate in the Bank’s market areas decreased .07% to 6.67% when comparing third quarter 2012 to fourth quarter 2012. The labor force weighted un-employment rate in the Bank’s markets is 6.03% which is below the Ohio average and the national average. The Ohio un-employment rate has declined for twenty consecutive months prior to August 2011 then continued the downward trend in December 2011 for another thirteen consecutive months.

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

At December 31, 2012, the Corporation’s real estate owned (REO) consisted of 150 repossessed properties with a net book value of $10.6 million compared to $10.9 million at December 31, 2011. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property. Initial loss is recorded as a charge to the allowance for loan losses within 90 days of being transferred to REO. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The Corporation reflects costs to carry REO as period costs in operations when incurred.

Deposits totaled $627.2 million at December 31, 2012 a decrease of $2.0 million, or 0.32% from December 31, 2011. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at December 31, 2012 and December 31, 2011:

	At December 31,
	2012		2011		Change
	Amount	Weighted- average rate	Amount	Weighted- average rate	Amount	Weighted- average rate
	(Dollars in thousands)
Non-interest bearing demand	$76,490	0.00%	$62,881	0.00%	$13,609	0.00%
Interest-bearing demand	70,472	0.13	64,213	0.18	6,259	(0.05)
Money market demand accounts	121,437	0.24	114,503	0.45	6,934	(0.21)
Savings accounts	54,726	0.05	42,417	0.10	12,309	(0.05)
Total certificate accounts	304,099	1.28	345,245	1.65	(41,146)	(0.37)

Total deposits	$627,224	0.69%	$629,259	1.01%	$(2,035)	(0.32)%

The decrease in deposits was primarily due to decreases in certificates of deposits offset partially by an increase in “core relationships” such as noninterest-bearing demand and money markets. We continue to focus and implement our strategy of improving the long-term funding mix of the Bank’s deposit portfolio by developing deeper “core relationships” with small businesses, and adding commercial and retail checking accounts. In 2010, we implemented a number of organizational and product development initiatives including a new suite of commercial and small business checking accounts, enhancements to our online business cash management system, and the launch of a remote deposit capture solution. In 2011, we continued to build our deposits with these new products and believe these products will continue to help us be more competitive for acquiring new business checking accounts. See “Liquidity and Capital Resources” in this MD&A for further discussion on our deposit strategy and additional liquidity risks.

We continued to slightly reduce the rates offered on some of our accounts and feel we are competitive with current markets and are planning on continued strategic growth of “core relationships”. To reduce interest rate risk over the long term, we will continue our efforts to lengthen the duration of our deposit structure and our FHLB borrowings, but over the past few years it has not been the customers’ preference to lengthen deposits in such a low interest rate environment. Additionally, lengthening the cost of funds would add costs and reduce the current margin.

In 2011, all of our brokered deposits matured, which, coupled with our strategy to continue growing core deposits, helped decrease the cost of funds in 2012. We intend to continue our strategy of improving the long-term funding mix of the Bank’s deposit portfolio by growing small business, commercial and retail checking accounts. In the future, we do not expect to use brokered deposits for liquidity position but they may be used, if needed, as contingency funding.

Advances from the FHLB and other borrowings decreased by $16.1 million, or 20.0%, to a total of $64.2 million at December 31, 2012. There are no advances expected to mature in 2013 but the Corporation will continue to review the possibilities of early payoff if it becomes reasonable related to early payoff fees offset by the decrease in yield paid over the life of the borrowing. The Corporation continues to focus on our strategy of growing and replacing a portion of these funding sources with core relationship deposits (checking, savings, money market and CD accounts).

Stockholders’ equity totaled $59.7 million at December 31, 2012, an increase of $14.1 million, or 31.0% from December 31, 2011. The increase resulted from additional capital raised during the offering of $9.4 million (net of expenses), net earnings of $4.2 million coupled with $465,000 of stock-based compensation expenses and an increase of $113,000 in accumulated other comprehensive income related to the fair value of our investment securities. See Consolidated Statements of Stockholders’ Equity on page 47 for additional information.

As a result of the 2012 Consent Order, the Bank must have Tier 1 leverage to average assets of 9.00% in order to be deemed “adequately-capitalized”. At December 31, 2012 the Bank’s Tier 1 leverage to average assets was 8.19%. A failure to comply with the capital directive could result in additional enforcement actions by the FDIC or the Division.

Comparison of Results of Operations for the Years Ended December 31, 2012 and December 31, 2011

General. Camco’s net earnings of $4.2 million, or $0.50 per share for the year ended December 31, 2012, increased from $214,000, or $0.03 per share for the year ended December 31, 2011. The increase in earnings was primarily attributable to decreased provision for losses on loans, increased gain on sale of loans, increased rent and other, decreased expenses related to other real estate owned, and loan expenses offset partially by decreased net interest income and decreased gain on sale of investments.

Net Interest Income. Net interest income for the year ended December 31, 2012, amounted to $23.9 million, a decrease of $2.0 million, or 7.6%, compared to 2011, generally reflecting the effects of re-pricing of assets in the current lower interest rate environment coupled with decreased average balances in higher yielding loans receivable. Net interest margin decreased 25 basis points to 3.41% for the twelve months ended December 31, 2012 compared to 3.66% for the comparable period in 2011. The decrease in net interest margin during the 2012 period, compared to the same period of 2011, was due primarily to a lower volume of higher interest-earning assets such as loans receivable and a lower yield on those assets offset partially by a lower average yield on deposits related to the increase in core deposits and decreased higher yielding certificates of deposits.

We have continued with our strategies and offset decreased interest earned by decreasing the balances of our borrowed funds when applicable. Additionally, we continue to re-price deposits on a year to year comparison, which helped reduce overall deposit funding costs by 33 basis points throughout 2012. Our strategy is to continue to maintain cost of funds by increasing deposits related to our “commercial relationships” instead of borrowing at higher yields.

Interest income on loans totaled $30.7 million for the year ended December 31, 2012, a decrease of $4.3 million, or 12.3%, from the comparable 2011 total. The decrease resulted primarily from a 33 basis point decrease in the average yield, from 5.50% in 2011, to 5.17% in 2012, coupled with a $43.1 million, or 6.8%, decrease in the average balance of loans outstanding year to year.

Interest income on securities totaled $484,000 for the year ended December 31, 2012, a $94,000, or 16.3% decrease from the 2011 period. The decrease was due primarily to the sale of $27.2 million of securities in 2011 at higher yields, which in turn decreased the current yield by 207 basis points, to 0.72% in 2012 from 2.79% in 2011. Interest income on FHLB stock decreased by $252,000 or 36.5%, due primarily to a 161 basis point decrease in the average yield, from 6.05% in 2011, to 4.44% in 2012. Interest income on other interest-bearing deposits increased by $14,000 or 116.7%, due to an $8.8 million or 22.4% increase in the average balance outstanding year to year.

Interest expense on deposits totaled $5.3 million for the year ended December 31, 2012, a decrease of $2.2 million, or 28.9%, compared to the year ended December 31, 2011. This was due primarily to the continued managed reduction in certificates of deposit and declines in interest rates paid on deposits during 2012. A decrease of 34 basis points in the average cost of deposits, to 0.94% for 2012, was coupled with a $17.3 million, or 3.0%, decrease in the average balance of interest-bearing deposits outstanding year to year. Interest expense on borrowings totaled $2.4 million for the year ended December 31, 2012, a decrease of $480,000, or 16.6%, from 2011. The decrease resulted primarily from a $4.7 million, or 6.1% decrease in the average balance outstanding year to year offset partially by a 7 basis point increase in the average rate to 3.37% in 2012.

Approximately $135.1 million, or 44.4%, of our certificate of deposit portfolio will mature during 2013. While this should present an opportunity to continue reducing our cost of funds (as these deposits are re-pricing into a slightly lower interest rate environment) most of the current certificates of deposits have already matured at least one time into the current low rate environment so little change will be attained. This is primarily due to customers preferring shorter term certificates in the current low rate environment. Additionally, we continue to experience competition for deposits in our market areas that could contribute to the ability to further reduce the marginal cost of deposits.

Continued decreases in interest rates could compress our net interest margin due to continued re-pricing between our loan and deposit portfolios. At the same time, the loan portfolio has not grown enough to offset these tighter spreads. As noted earlier, we plan to continue to diversify the loan portfolio which could slow net interest margin compression as loans are normally higher-yielding assets than investment securities and interest bearing cash accounts.

Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectability of the Bank’s loan portfolio. Higher provisions were reported 2008 through 2010 related to declines in commercial real estate values on impaired loans and loan downgrades. The higher provision in these years reflected the impact of distressed commercial real estate values and general economic conditions on specific reserves for impaired loans, while the elevated level of charge-offs in those years resulted in higher loss factors related to classified loans and carried over into 2011 and 2012. The allowance allocated to the real estate and consumer loan categories is based upon Camco’s allowance methodology for homogeneous pools of loans. The decreased provision in 2012 related to higher recoveries on charged-off loans as well as the improvement in loan quality, loss experience and economic factors in each of the loan categories.

Nonperforming loans (three monthly payments or more delinquent plus nonaccrual loans) totaled $19.6 million at December 31, 2012, a decrease of $5.3 million from $24.9 million at December 31, 2011. Additionally, net charge offs decreased $2.1 million to $2.5 million for the year ended December 31, 2012 compared to $4.6 million for the year ended December 31, 2011.

The decrease in the allowance from December 31, 2011 to December 31, 2012 was significantly related to better loan quality and the decreased volume of classified assets that continued to improve throughout 2012 even though the economic recovery within the Company’s markets continues to be sluggish. The overall reduction in the classified loan balances coupled with decreased loss rates led to a decrease in the provision related to the allowance for loan and lease losses in the fourth quarter of 2012. Additionally, qualitative factors related to sub-prime (credit scores below 660) lending decreased as the balances of the portfolio decreased from $57.6 million at December 31, 2011 to $50.8 million at December 31, 2012 of which 87.5% of the portfolio was current. Based upon an analysis of these factors and the continued decrease of nonperforming loans, $144,000 was recorded through the provision for loan losses for the twelve months ended December 31, 2012, compared to $2.3 million for the same period in 2011. We believe our loan loss reserve is adequate as of December 31, 2012. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses in the future, understanding that all lending activity contains associated risks of loan losses. In addition, the mix and composition of both portfolio loans and nonperforming loans change from period to period. When the Corporation analyzes the allowance for loan losses, various ratios are considered. As of December 31, 2012, the ratio of allowance for loan losses to nonperforming loans decreased slightly from the prior year and our loan reserves also decreased, representing 2.14% of total net loans (does not include loans held for sale) versus 2.22% at December 31, 2011.

Other Income. Other income totaled $8.0 million for the year ended December 31, 2012, an increase of $1.5 million, or 23.1%, compared to 2011. The increase in other income was primarily attributable to a $2.0 million increase in the gain on sale of loans and an increase of $560,000 in the valuation of mortgage servicing rights offset partially by a decrease of a $1.1 million in gains on sales of investments.

The increase in gain on sale of loans was due to the sale of four portfolio loans in 2011 at a loss of $471,000 which was offset by the 2011 year to date gain on the sale of our mortgage banking activity of $977,000. Additionally, gain on sale increased due to a $41.4 million, or 61.2% increase in sales related to mortgage banking activity year to year.

General, Administrative and Other Expense. General, administrative and other expense totaled $27.6 million for the year ended December 31, 2012. The total expense year to year decreased $1.7 million, or 5.7%, from 2011 primarily due to decreases in real estate owned and loan expenses.

The decrease in real estate owned and other expenses is reflective of an increase in the number of properties and a golf course taken into real estate owned due to foreclosures in 2011 that resulted in increased expenses in 2011. In 2012, foreclosures continued to be high but improved management and marketing held the real estate owned portfolio around $10.0 million and with quicker sales helped to decrease expenses related to upkeep of properties.

The decrease in loan expenses was due to higher legal expenses incurred in 2011 relating to classified commercial assets and the costs of various consulting, legal and property management services necessary to properly assist management in the workout and/or foreclosure process and safeguarding of assets.

Franchise taxes are calculated utilizing equity levels and, in 2012, Camco successfully raised $10.0 million of additional capital. Due to the additional equity levels franchise taxes will increase in 2013.

Data processing systems are being reviewed as our current contract expires in 2013. We are working on increasing efficiencies and management reporting to better serve our customers and stockholders.

Federal Income Taxes. Federal income tax benefit totaled $58,000 for the year ended December 31, 2012, compared to income tax expense of $544,000 for the year ended December 31, 2011. This increase reflects the 2012 change in the valuation allowance against the Corporation’s net deferred tax asset. In 2011, the Corporation sold available for sale investments that were no longer carrying a deferred position and recorded tax expense related to such transactions.

The Corporation recorded a 100% valuation allowance against the net deferred tax asset in 2010. Based on the available evidence, it was more-likely-than-not that some portion or the entire deferred tax asset would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. A cumulative tax loss position is considered significant negative evidence in assessing the realization of a net deferred tax asset, which is difficult to overcome. Reversal of the valuation allowance can be realized in the future based on estimates of projected taxable income.

The Corporation has a net operating loss carry forward for tax purposes of approximately $3.9 million at December 31, 2012. This compares to a net operating loss carry forward of approximately $4.5 million at December 31, 2011. The net operating loss carry forward was reduced during 2012 as the Corporation generated approximately $610,000 of taxable income during that period.

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

Loans receivable decreased due to continued pay downs and refinancing from adjustable rate to fixed rate loans.

Cash and interest-bearing deposits in other financial institutions totaled $38.4 million at December 31, 2011 an increase of $9.3 million, or 31.8%, from December 31, 2010 levels. Cash increased as we began to restructure the balance sheet by decreasing assets and liabilities when possible to improve our capital position in conjunction with ensuring on-hand liquidity is adequate.

Securities totaled $20.9 million at December 31, 2011, a decrease of $13.8 million, or 39.7%, from December 31, 2010 due to the sale of $27.2 million in securities, principal repayments and maturities of $13.6 million offset partially by purchases of $27.4 million that were primarily investment securities at a weighted rate of 1.25%. Additionally, $20.0 million of FHLB stock was redeemed during the first quarter of 2011. The securities portfolio has a weighted maturity that is relatively short in order to minimize extension risk. We purchased callable agencies to maximize yield and liquidity. Approximately $16.3 million or 77.9% of the portfolio has a callable option which management expects to be exercised during the year. If the investments are not called, final maturity dates range from February, 2013 to June, 2014.

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

During 2011, the average yield on loans was 5.50% a decrease of 22 basis points as compared to 5.72% for 2010. The decrease in yield was due to lower average loan balances within our commercial and consumer loan portfolios, which are generally higher yielding assets. This was coupled with lower effective rates in the loan portfolio during 2011. Adjustable rate loans re-priced lower in 2011 due to the current low rate environment and new loans are also being originated at these lower market rates.

The allowance for loan losses totaled $14.5 million and $16.9 million at December 31, 2011 and 2010, respectively, representing 58.3% and 49.9% of nonperforming loans at those dates. Nonperforming loans (three monthly payments or more delinquent plus nonaccrual loans) totaled $24.9 million and $33.8 million at December 31, 2011 and 2010, respectively, constituting 3.8% and 4.9% of total net loans, including loans held for sale, at those dates. Net charge-offs totaled $4.6 million for 2011 and were primarily comprised of $2.8 million of residential real estate and $1.7 million of commercial and non-residential. See Note C to the financial statements for additional information.

The following table details delinquent and nonperforming loans at December 31, 2011 and 2010:

	Loans 30- 59 Days Past Due	Loans 60- 89 Days Past Due	Non- Performing	Accruing Loans 90 or More Days Past Due	Loans 30- 59 Days Past Due	Loans 60- 89 Days Past Due	Non- Performing	Accruing Loans 90 or More Days Past Due

(in thousands)	2011				2010
Construction	$0	$0	$19	$0	$75	$0	$1,791	$0
Land, Farmland & Ag	103	0	367	0	0	0	0	0
Residential	6,018	2,086	22,277	0	5,701	1,794	21,498	0
Commercial	462	527	1,879	0	0	2,766	7,717	0
Consumer	54	77	113	0	36	3	39	0
Commercial and industrial	45	0	212	0	85	0	706	0
Multi Family	0	0	51	0	85	0	2,028	0

Total	$6,682	$2,690	$24,918	$0	$5,982	$4,563	$33,779	$0

Initial un-employment insurance claims were down slightly nationwide, in Ohio and in our Bank markets. As of the fourth quarter of 2011, Ohio and the national un-employment rates were identical at 8.50%. The average un-employment rate in the Bank’s market areas decreased 1.40% to 7.98% when comparing third quarter 2011 to fourth quarter 2011. The labor force weighted un-employment rate in the Bank’s markets was 7.36% which was below the Ohio average and the national average.

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

Deposits totaled $629.3 million at December 31, 2011 a decrease of $22.6 million, or 3.5% from December 31, 2010. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010		Change
	(In thousands)
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$62,881	0.00%	$46,597	0.00%	$16,284	0%
Interest-bearing demand	64,213	0.18	65,679	0.30	(1,466)	(0.12)
Money market	114,503	0.45	96,294	0.69	18,209	(0.24)
Savings	42,417	0.10	38,665	0.25	3,752	(0.15)
Certificates of deposit – retail	345,245	1.65	392,098	1.93	(46,853)	(0.28)
Certificates of deposit – brokered	0	0	12,483	3.60	(12,483)	(3.60)

Total deposits	$629,259	1.01%	$651,816	1.38%	$(22,557)	(0.37)%

Advances from the FHLB and other borrowings decreased by $24.2 million, or 23.1%, to a total of $80.3 million at December 31, 2011.

Stockholders’ equity totaled $45.6 million at December 31, 2011, a decrease of $498,000, or 1.1% from December 31, 2010. The decrease resulted from net earnings of $214,000 coupled with $331,000 of stock-based compensation expenses related to FAS 123R which was offset by a $1.0 million decrease in accumulated other comprehensive income related to the fair value of our investment securities as an unrealized gain was realized through the sale of securities. See Consolidated Statements of Stockholders’ Equity on page 47 for additional information.

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

Net Interest Income. Net interest income for the year ended December 31, 2011, amounted to $25.9 million, a decrease of $524,000, or 2.0%, compared to 2010, generally reflecting the effects of re-pricing of liabilities in the current lower interest rate environment. Net interest margin increased 16 basis points to 3.66% for the twelve months ending December 31, 2011 compared to 3.5% for the comparable period in 2010. The increase in net interest margin during the 2011 period, compared to the same period of 2010, was due primarily to a lower cost of interest-bearing liabilities in the 2011 period offset partially by a lower volume of interest-earning assets and a lower yield on those assets.

We continued our strategies and offset decreased interest earned by decreasing the balances of our borrowed funds when applicable. Additionally, we continued to re-price deposits on a year to year comparison, which helped reduce overall deposit funding costs by 43 basis points throughout 2011. Our strategy is to continue to maintain cost of funds by increasing deposits related to our “commercial relationships” instead of borrowing at higher yields.

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

Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market areas, and other factors related to the collectability of the Bank’s loan portfolio. Key drivers of 2009 and 2010 reported provisions related to declines in commercial real estate values on impaired loans and loan downgrades. The higher allocation in recent years primarily reflected the impact of distressed commercial real estate values and general economic conditions on specific reserves for impaired loans, while the elevated level of charge-offs in those years resulted in higher loss factors related to classified loans and has carried over into 2011. The allowance allocated to the real estate and consumer loan categories is based upon Camco’s allowance methodology for homogeneous pools of loans. The decreased allowance for loan losses relates to fluctuations and changes in these allocations that are consistent with the improvement in loan quality, loss experience and economic factors in each of the loan categories.

Nonperforming loans (three monthly payments or more delinquent plus nonaccrual loans) totaled $24.9 million at December 31, 2011, a decrease of $8.9 million from $33.8 million at December 31, 2010. Additionally, net charge offs decreased $13.1 million to $4.6 million for the year ended December 31, 2011 compared to $17.7 million for the year ended December 31, 2010.

The decrease in the allowance from December 31, 2010 to December 31, 2011 was significantly related to charge offs recognized in 2011 that were specific to certain impaired loans. Based upon an analysis of these factors and the continued decrease of nonperforming loans, $2.3 million was added to the allowance for losses on loans for the twelve months ended December 31, 2011, compared to $18.5 million for the same period in 2010. We believe our loan loss reserve was adequate as of December 31, 2011. However, there can be no assurance that the loan loss allowance will be adequate to absorb losses on known classified assets or that the allowance will be adequate to cover losses in the future, understanding that all lending activity contains associated risks of loan losses. In addition, the mix and composition of both portfolio loans and nonperforming loans change from period to period. When the Corporation analyzes the allowance for loan losses various ratios are considered. As of December 31, 2011 the ratio of allowance for loan losses to nonperforming loans decreased slightly from the prior year and our loan reserves also decreased, representing 2.22% of total net loans versus 2.46% at December 31, 2010.

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

Federal Income Taxes. Federal income taxes totaled $544,000 for the year ended December 31, 2011, an increase of $26,000 compared to the provision recorded in 2010. This increase reflected the 2011 change in the valuation allowance against the Corporation’s net deferred tax asset. In 2011, the Corporation sold available for sale investments that were no longer carrying a deferred position and recorded tax expense related to such transactions.

The Corporation recorded a 100% valuation allowance against the net deferred tax asset in 2010. Based on the available evidence, it was more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. A cumulative tax loss position is considered significant negative evidence in assessing the realization of a net deferred tax asset, which is difficult to overcome. Reversal of the valuation allowance can be realized in the future based on estimates of projected taxable income.

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

	Year Ended December 31,

	2012			2011			2010
	Average outstanding balance	Interest earned / paid	Avg yield/ rate	Average outstanding balance	Interest earned / paid	Avg yield/ rate	Average outstanding balance	Interest earned / paid	Avg yield/ rate
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$592,921	$30,674	5.17%	$635,987	$34,956	5.50%	$657,296	$37,602	5.72%
Securities (2)	67,428	484	0.72%	20,751	578	2.79%	44,426	1,906	4.29%
FHLB Stock	9,888	439	4.44%	11,426	691	6.05%	29,888	1,307	4.37%
Interest-bearing deposits and other	30,325	26	0.09%	39,096	12	0.03%	23,311	6	0.03%

Total interest-earning assets	700,562	31,623	4.51%	707,260	36,237	5.12%	754,921	40,821	5.41%
Noninterest-earning assets (3)	69,222			75,610			89,823

Total Average Assets	$769,784			$782,870			$844,744

Interest-bearing liabilities:
Deposits	$567,536	$5,319	0.94%	$584,833	$7,481	1.28%	$608,933	$10,575	1.74%
FHLB advances and other	71,542	2,413	3.37%	87,788	2,893	3.30%	123,899	3,859	3.11%

Total interest-bearing liabilities	639,078	7,732	1.21%	672,621	10,374	1.54%	732,832	14,434	1.97%
Noninterest-bearing deposits	69,263			53,814			43,658
Noninterest-bearing liabilities	12,795			11,037			13,084

Total Average Liabilities	721,136			737,472			789,574
Total Average Stockholders’ equity	48,648			45,398			55,170

Net interest income/Interest rate spread	$769,784	$23,891	3.30%	$782,870	$25,863	3.58%	$844,744	$26,387	3.44%

Net interest margin (4)			3.41%			3.66%			3.50%
Average interest-earning assets to average interest-bearing liabilities			109.6%			105.1%			103.01%

(1)	Includes loans held for sale. Loan fees are immaterial.
(2)	Includes securities designated as available for sale and held to maturity.
(3)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses.
(4)	Net interest income as a percent of average interest-earning assets.

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

	2012 Increase/(decrease) due to			2011 Increase/(decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
At December 31,
Interest income attributable to:
Loans receivable (1)	$(2,293)	$(1,989)	$(4,282)	$(1,197)	$(1,449)	$(2,646)
Securities	(140)	46	(94)	(801)	(527)	(1,328)
Interest-bearing deposits and other	(87)	(151)	(238)	(1,616)	1,006	(610)

Total interest income	(2,520)	(2,094)	(4,614)	(3,614)	(970)	(4,584)
Interest expense attributable to:
Deposits	(215)	(1,947)	(2,162)	(404)	(2,690)	(3,094)
Borrowings	(550)	70	(480)	(1,206)	240	(966)

Total Interest expense	(765)	(1,877)	(2,642)	(1,610)	(2,450)	(4,060)
Increase (decrease) in net interest income	$(1,755)	$(217)	$(1,972)	$(2,004)	$1,480	$(524)

(1)	Includes loans held for sale.

Yields Earned and Rates Paid

The following table sets forth the weighted-average yields earned on Camco’s interest-earning assets, the weighted-average interest rates paid on Camco’s interest-bearing liabilities and the interest rate spread between the weighted-average yields earned and rates paid by Camco at the dates indicated. This does not reflect the spread that may eventually be achieved in 2013 or beyond due to possible changes in weighted-average yields earned on interest-earning assets and paid on interest-bearing liabilities in the upcoming year.

	2012	2011
At December 31,
Weighted-average yield on:
Loan portfolio (1)	4.95%	5.26%
Investment Portfolio (2)	0.58	2.25
Total interest-earning assets	4.38	5.12
Weighted-average rate paid on:
Deposits	0.69	1.01
FHLB advances	3.46	3.63
Total interest-bearing liabilities	0.91	1.25
Interest rate spread	3.47%	3.87%

(1)	Excludes loans held for sale and the allowance for loan losses.
(2)	Includes earnings on FHLB stock and investment securities. Taxable equivalent yield used.

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

Camco is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Currently, the 2012 Consent Order prohibits the Bank from paying a dividend to Camco without prior approval of the FDIC and Division. Further, as a result of entering into the Written Agreement with the FRB, we are prohibited from paying dividends to our stockholders without first obtaining the approval of the FRB. Camco currently has $5.0 million outstanding trust preferred securities with a maturity date of 2037. Camco’s agreement regarding these securities provides for a deferment of interest payment for up to 20 consecutive quarters without default. Based on notification received from the FRB on April 30, 2009, Camco was required to exercise this provision to defer interest payments and has deferred a total of fifteen quarters as of December 31, 2012. See Note K to the Financial Statements in Item 8 below. If the Corporation desires to raise funds in the future, it may consider engaging in further offerings of preferred securities, debentures or other borrowings as well as issuance of capital stock, but any such strategic decisions would require regulatory approval. Our ability to pay dividends to stockholders is dependent on our net earnings.

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

Liquid assets consist of cash and interest-bearing deposits in other financial institutions, investments and mortgage-backed securities. Approximately $19.5 million, or 22.6%, of our investment portfolio is expected to mature, prepay or be called during 2013. These maturities could provide an additional source of liquidity. State and local political subdivision investments equaled $8,000 at December 31, 2012, and $2.0 million at December 31, 2011.

Additional sources of liquidity include deposits, borrowings and principal and interest repayments on loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions, and competition and are difficult to predict.

Diversified and reliable sources of wholesale funds are utilized to augment core deposit funding. Borrowings may be used to compensate for reduction in other sources of funds or to support lending activities. The Bank utilizes certain loans and FHLB stock to provide collateral to support its borrowing needs. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions. One source of wholesale funding is brokered deposits. Consistent with its risk management policy and in response to the general tightening of credit and liquidity conditions in the financial markets at large, in the past, the Bank has utilized brokered deposits. However, at December 31, 2012, Camco did not have any such deposits.

Approximately $135.1 million of the Corporation’s certificate of deposit portfolio is scheduled to mature during 2013. Depositors continue a preference toward short-term certificates or other issuances with maturities of less than 18 months. This places additional liquidity pressure on the Corporation as competition for deposits is very strong in Ohio, Kentucky and West Virginia. A material loss of these short-term deposits could force us to seek funding through contingency sources, which may negatively impact earnings.

FHLB advances are another funding source. In the past, Camco has depended heavily on borrowings to fund balance sheet growth. While significant strategic and tactical focus is currently being placed on deposit growth, borrowings and additional borrowing capacity at the FHLB are vital sources of liquidity. We have approximately $117.6 million of additional borrowing capacity available as of December 31, 2012. However, our total borrowing capacity at the FHLB is dependent on the level of eligible collateral assets held by the Bank and the Bank’s credit rating with the FHLB. Our total borrowing capacity with the FHLB has increased to $170.9 million at December 31, 2012, from $160.3 million at December 31, 2011. This capacity is based on the pledging of our one- to four- family, multi-family mortgage, commercial real estate and home equity lines of credit.

We plan to continue to monitor our funding sources, but recognize that our current credit risk profile may restrict these sources. Our Funds Management Group will monitor deposit rates in our markets to allow for competitive pricing to raise funds while also monitoring loan activity to provide for the liquidity needs of the Bank.

The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of December 31, 2012.

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$343	$628	$443	$37	$1,451
Advances from the Federal Home Loan Bank	30	47,299	5,000	968	53,297
Repurchase agreements	5,993	0	0	0	5,993
Certificates of deposit	135,149	134,365	34,585	0	304,099
Subordinated debentures(1)	0	1,379	0	5,000	6,379
Ohio Equity Funds for Affordable Housing	96	196	246	6	544
Deferred compensation	226	444	431	1,084	2,185
Amount of commitments per period
Commitments to originate loans:
Revolving, open-end lines	37,169	0	0	0	37,169
1-4 family residential construction	2,603	0	0	0	2,603
Commercial real estate, other construction loan and land development loans	19,493	0	0	0	19,493
Commercial and industrial	23,206	0	0	0	23,206
Other unused commitments	7,463	0	0	0	7,463
Stand-by letters of credit	299	0	0	0	299

Total contractual obligations	$232,070	$184,311	$40,705	$7,095	$464,181

(1)	The subordinated debentures are redeemable at par. The debentures mature on September 15, 2037. Interest is currently deferred and due in 2014.

We anticipate that we will have sufficient funds available to meet our current loan commitments. Based upon historical deposit flow data, the Bank’s competitive pricing in its market and management’s experience, we believe that a significant portion of our “core” maturing certificates of deposit in 2013 will remain with the Bank, but recognize the significance of the risks discussed above. Additionally, as of December 31, 2012 the Bank had approximately $135.0 million of liquid assets which is 17.66% of total assets. Our current policy requires 5% of liquid assets to total assets, which calculated to excess liquidity of $96.8 million or 12.7% at December 31, 2012.

Liquidity management is both a daily and long-term management process. In the event that we should require funds beyond our ability to generate them internally, additional funds are available through the use of FHLB advances, internet deposits, and through the sales of loans and/or securities.

Off-Balance Sheet Arrangements

We engage in off-balance sheet credit-related activities that could require us to make cash payments in the event that specified future events occur. The contractual amounts of these activities represent the maximum exposure to the Bank (as further described in financial statement footnote Note J—Commitments). However, certain off-balance sheet commitments are expected to expire or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. These off-balance sheet activities are necessary to meet the financing needs of the Bank’s customers.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States. The Corporation’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.

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

The Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management believes that the Corporation’s internal control over financial reporting was effective as of December 31, 2012.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Camco Financial Corporation

We have audited the accompanying consolidated balance sheets of Camco Financial Corporation (the Corporation) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Camco Financial Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note K, the Corporation’s bank subsidiary is not in compliance with revised minimum regulatory capital requirements under a formal regulatory agreement with the banking regulators. Failure to comply with the regulatory agreement may result in additional regulatory enforcement actions.

/s/ Plante & Moran PLLC

March 18, 2013

Auburn Hills, Michigan

CAMCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2012 and 2011

(In thousands, except share data)

	2012	2011
ASSETS
Cash and due from banks	$13,815	$16,420
Fed funds	39,199	2,155
Interest-bearing deposits in other financial institutions	5,365	19,799

Cash and cash equivalents	58,379	38,374
Securities available-for-sale, at market	85,298	17,845
Securities held-to-maturity, at cost	903	3,083
Loans held for sale—at lower of cost or market	6,544	8,090
Loans receivable – net	554,575	639,177
Office premises and equipment – net	8,105	8,645
Real estate acquired through foreclosure	10,581	10,888
Federal Home Loan Bank stock—at cost	9,888	9,888
Accrued interest receivable	2,631	2,945
Mortgage servicing rights – at lower of cost or market	3,245	3,263
Prepaid expenses and other assets	3,525	4,927
Cash surrender value of life insurance	20,585	19,893

Total assets	$764,259	$767,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$627,224	$629,259
Other borrowings	10,923	16,681
Advances from the Federal Home Loan Bank	53,297	63,604
Advances by borrowers for taxes and insurance	2,635	2,100
Accounts payable and accrued liabilities	10,453	9,769

Total liabilities	704,532	721,413

Commitments	$0	$0
Stockholders’ equity
Preferred stock—$1 par value; authorized 100,000 shares; no shares outstanding	0	0
Common stock—$1 par value; authorized 29,900,000 shares; 14,911,949 shares issued at December 31, 2012 and 8,884,508 shares at December 31, 2011	14,912	8,885
Additional paid-in capital	63,310	60,528
Warrants; 2,857,107 at December 31, 2012 and 0 at December 31, 2011	1,411	—
Retained earnings	4,513	350
Accumulated other comprehensive income	100	(13)
Unearned compensation	(405)	(31)
Treasury stock; 1,678,913 shares at December 31, 2012 and 2011, at cost	(24,114)	(24,114)

Total stockholders’ equity	59,727	45,605

Total liabilities and stockholders’ equity	$764,259	$767,018

CAMCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2012, 2011 and 2010

(In thousands, except earnings per share data)

	2012	2011	2010
Interest and dividend income
Loans	$30,674	$34,956	$37,602
Investment securities	484	578	1,906
Other interest-bearing accounts	465	703	1,313

Total interest income	31,623	36,237	40,821
Interest expense
Deposits	5,319	7,481	10,575
Borrowings	2,413	2,893	3,859

Total interest expense	7,732	10,374	14,434

Net interest income	23,891	25,863	26,387
Provision for losses on loans	144	2,279	18,460

Net interest income after provision for losses on loans	23,747	23,584	7,927
Other income
Gain on sale of loans	2,484	506	1,882
Service charges and other fees on deposits	2,041	2,110	2,276
Other	1,356	933	702
Loan servicing fees	1,133	1,195	1,269
Income on cash surrender value life insurance	879	880	877
Gain on sale of investment securities	126	1,267	0
Gain (loss) on sale of premises and equipment	(2)	15	1
Title fees	0	170	950
Mortgage servicing rights – net	(18)	(578)	(593)

Total other income	7,999	6,498	7,364
General, administrative and other expense
Employee compensation and benefits	12,600	12,337	12,935
Occupancy and equipment	2,964	2,940	3,003
Federal deposit insurance premiums and insurance	1,816	1,986	2,260
Data and transaction processing	1,975	1,867	1,867
Advertising	373	363	358
Franchise taxes	765	668	928
Postage, supplies and office expenses	1,046	984	1,129
Travel, training and insurance	314	253	260
Professional services	1,351	1,454	1,281
Real estate owned and other expenses	3,264	4,896	3,077
Loan expenses	1,173	1,576	2,234

Total general, administrative and other expense	27,641	29,324	29,332
Earnings (Loss) before federal income taxes	4,105	758	(14,041)
Federal income taxes (benefit)	(58)	544	518

NET EARNINGS (LOSS)	$4,163	$214	$(14,559)

EARNINGS (LOSS) PER SHARE
Basic	$0.50	$0.03	$(2.02)

Diluted	$0.50	$0.03	$(2.02)

CAMCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Net earnings (loss)	$4,163	$214	$(14,559)
Other comprehensive income net of tax effects:
Unrealized holding gains (losses) on securities during the year, net of taxes of $101, $(106) and $(10) in 2012 and 2011 and 2010, respectively	196	(207)	(19)
Reclassification adjustment for realized gains included in operations, net of taxes of $(43), $(431) and $0 for the years ended December 31, 2012, 2011 and 2010, respectively	(83)	(836)	0

Comprehensive earnings (loss)	$4,276	$(829)	$(14,578)

CAMCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2012, 2011 and 2010

(In thousands, except shares outstanding data)

	Shares outstanding	Common stock	Additional paid-in capital	Warrants fair value	Retained earnings	Accumulated other comprehensive income (loss)	Unearned compensation	Treasury stock	Total stockholders’ equity

Balance at January 1, 2010	7,205,595	$8,885	$60,124	$0	$14,695	$1,049	$(125)	$(24,114)	$60,514

Stock Option Expense	0	0	136	0	0	0	0	0	136
Net loss for the year ended December 31, 2010	0	0	0	0	(14,559)	0	0	0	(14,559)
Restricted shares granted	0	0	0	0	0	0	31	0	31
Other comprehensive income (loss)	0	0	0	0	0	(19)	0	0	(19)

Balance at December 31, 2010	7,205,595	$8,885	$60,260	$0	$136	$1,030	$(94)	$(24,114)	$46,103

Stock Option Expense	0	0	268	0	0	0	0	0	268
Net earnings for the year ended December 31, 2011	0	0	0	0	214	0	0	0	214
Restricted shares expense	0	0	0	0	0	0	63	0	63
Other comprehensive income (loss)	0	0	0	0	0	(1,043)	0	0	(1,043)

Balance at December 31, 2011	7,205,595	$8,885	$60,528	$0	$350	$(13)	$(31)	$(24,114)	$45,605

Stock Option Expense	0	0	125	0	0	0	0	0	125
Net earnings for the year ended December 31, 2012	0	0	0	0	4,163	0	0	0	4,163
Shares issued ( Note K)	5,714,286	5,714	2,256	0	0	0	0	0	7,970
Warrants (Note K)	0	0	0	1,411	0	0	0	0	1,411
Restricted shares granted	313,155	313	0	0	0	0	0	0	313
Restricted shares expense	0	0	401	0	0	0	(374)	0	27
Other comprehensive income (loss)	0	0	0	0	0	113	0	0	113

Balance at December 31, 2012	13,233,036	$14,912	$63,310	$1,411	$4,513	$100	$(405)	$(24,114)	$59,727

CAMCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss) for the year	$4,163	$214	$(14,559)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities – net	19	68	13
Amortization/capitalization of mortgage servicing rights – net	18	578	592
Depreciation and amortization	1,376	1,249	1,304
Stock based compensation expense	465	331	167
Deferred federal income taxes	(58)	537	817
Provision for losses on loans	144	2,279	18,460
Amortization of deferred loan origination fees	(206)	(281)	52
Loss and provision on real estate acquired through foreclosure	1,357	2,226	1,689
(Gain) loss on sale of premises and equipment, net	2	(15)	(1)
Gain on sale of investments	(126)	(1,267)	0
Net increase in cash surrender value of life insurance	(692)	(704)	(710)
Gain on sale of loans	(2,484)	(506)	(1,882)
Loans originated for sale in the secondary market	(107,652)	(73,631)	(90,430)
Proceeds from sale of mortgage loans in the secondary market	111,682	68,255	90,579
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	314	576	458
Prepaid expenses and other assets	1,460	(501)	4,041
Accounts payable and other liabilities	684	(401)	(928)

Net cash provided by (used in) operating activities	10,466	(993)	9,662
Cash flows provided by (used in) investing activities:
Proceeds from sale of investment securities designated as available for sale	4,340	27,205	0
Redemption of FHLB Stock	0	20,000	0
Purchase of securities designated as available for sale	(99,154)	(27,387)	0
Purchase of securities designated as held to maturity	0	0	(2,159)
Principal repayments and maturities of investment-securities held to maturity	2,176	860	318
Principal repayments and maturities of investment securities available for sale	27,585	12,729	25,146
Net (increase) decrease in loans	79,532	15,474	(33,321)
Purchase of premises and equipment	(859)	(1,032)	(374)
Proceeds from sale of office premises and equipment	21	1,081	13
Proceeds from sale of real estate acquired through foreclosure	4,082	8,173	3,866
Proceeds from surrender of life insurance	0	199	160

Net cash provided by (used in) investing activities	17,723	57,302	(6,351)

Net cash provided by operating and investing activities (balance carried forward)	$28,189	$56,309	$3,311

The accompanying notes are an integral part of these statements.

CAMCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the years ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Net cash provided by operating and investing activities (balance brought forward)	$28,189	$56,309	$3,311
Cash flows provided by financing activities:
Net decrease in deposits	(2,035)	(22,557)	(8,086)
Proceeds from Federal Home Loan Bank advances	22,000	95,000	84,000
Repayment of Federal Home Loan Bank advances	(32,307)	(124,330)	(88,357)
Net change in repurchase agreements and other borrowings	(5,758)	5,151	(411)
Net proceeds from common stock offering	9,381	0	0
Net increase (decrease) in advances by borrowers for taxes and insurance	535	(313)	504

Net cash used in financing activities	(8,184)	(47,049)	(12,350)

Net increase (decrease) in cash and cash equivalents	20,005	9,260	(9,039)
Cash and cash equivalents at beginning of year	38,374	29,114	38,153

Cash and cash equivalents at end of year	$58,379	$38,374	$29,114

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on deposits and borrowings	$7,578	$10,327	$14,457

Cash paid for income taxes	$25	$475	$0

Recognition of mortgage-servicing rights	$1,106	$681	$1,048

Transfers from loans to real estate acquired through foreclosure	$5,132	$11,191	$5,991

The accompanying notes are an integral part of these statements.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Camco Financial Corporation (“Camco” or the “Corporation”) is a bank holding company whose business activities are limited primarily to holding the common stock of Advantage Bank (“Advantage” or the “Bank”). Advantage conducts a general banking business within Ohio, West Virginia and northern Kentucky which consists of attracting deposits from the general public and applying those funds to the origination of loans for commercial, residential, consumer and nonresidential purposes. Advantage’s profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by Advantage can be significantly influenced by a number of factors, such as governmental monetary policy, that are outside of management’s control.

On March 31, 2011, Camco liquidated its investment in Camco Title Agency. Camco Title provided title insurance, title services, and loan closing services primarily for Advantage. The 2011 balance sheet and results of operations of Camco Title were not material to the Corporation’s consolidated financial statements.

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

The following is a summary of the Corporation’s significant accounting policies that have been consistently applied in the preparation of the accompanying consolidated financial statements. Some items in the prior-year financial statements were reclassified to conform to the current year’s presentation.

1. Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

2. Investment Securities

Investment securities are classified as held to maturity or available for sale upon acquisition. Securities are classified as held to maturity, which are carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Securities designated as available for sale are carried at fair value with resulting unrealized gains or losses recorded to stockholders’ equity. Realized gains and losses on sales of securities are recognized on the trade date using the specific identification method.

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

3. Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank (FHLB) of Cincinnati. Members are required to own a certain amount of stock based on their level of borrowings and other factors, and may invest in additional amounts. FHLB stock is classified as restricted stock and is recorded at redemption value which approximates fair value. The Corporation periodically evaluates the stock for impairment based on ultimate recovery of redemption value.

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

Loans held for sale are carried at the lower of cost (less principal payments received) or fair value (market value), calculated on an aggregate basis. At December 31, 2012 and 2011, loans held for sale were carried at cost.

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

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

A loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the original loan agreement. In applying the provisions, the Corporation considers its investment in owner-occupied one- to four-family residential loans, home equity lines of credit and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Corporation’s investment in multi-family, non-owner occupied residential, commercial and nonresidential loans, and its evaluation of any impairment thereon, such loans are generally collateral-dependent and as a result are carried as a practical expedient at the lower of cost or fair value. It is the Corporation’s policy to charge off unsecured credits that are more than ninety days delinquent.

Troubled debt restructuring of loans is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule. All modified loans are evaluated to determine whether the loans should be reported as a Troubled Debt Restructure (TDR). A loan is a TDR when the Corporation, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower by modifying or renewing a loan that the Corporation would not otherwise consider. To make this determination, the Corporation must determine whether (a) the borrower is experiencing financial difficulties and (b) the Corporation granted the borrower a concession. This determination requires consideration of all of the facts and circumstances surrounding the modification. An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean the borrower is experiencing financial difficulties.

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

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

9. Mortgage Servicing Rights

The Corporation accounts for mortgage servicing rights (“MSRs”) as separate assets. MSRs result from the origination of mortgage loans and the subsequent sale of those loans with servicing rights retained. At that time, an allocation of the cost of the loan is considered the MSR asset. MSR’s are subsequently measured at amortized cost with amortization recognized in proportion to and over the period of estimated net servicing income.

The Corporation assesses the amortized cost basis of the rights for impairment quarterly. Impairment is measured based on fair value. The MSRs recorded by the Bank are segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate.

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

The Corporation recorded capitalization related to MSRs totaling approximately $1.1 million, $681,000 and $1.0 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

The Corporation recorded amortization related to MSRs totaling approximately $1.1 million, $1.3 million and $1.6 million, for the years ended December 31, 2012, 2011 and 2010, respectively. The carrying value of the Corporation’s MSRs, which approximated their fair value, totaled approximately $3.2 million and $3.3 million at December 31, 2012 and 2011, respectively. Fair value was determined using discount rates ranging from 7.5% to 9.0% in 2012 and 2011, and prepayment speeds ranging from 4.4% to 33.0% in 2012 and from 6.0% to 25.5% in 2011.

At December 31, 2012 and 2011, the Bank was servicing residential mortgage loans of approximately $426.5 million and $446.1 million, respectively, which were sold to the Freddie Mac, Fannie Mae and other investors.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

In 2010, the Corporation recognized a 100% valuation allowance against our net deferred tax assets. The Corporation has been profitable in the past two years and as we continue to have core profits generating taxable income, our ability to realize our deferred tax assets will become clearer, at which time the Corporation would reverse some or all of the valuation allowance and credit income tax expense. This action will occur when circumstances warrant and the likelihood that our net operating loss carry forward and deferred tax assets will more likely than not be realized from future taxable income.

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

From time-to-time and in the ordinary course of business, the Corporation is involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions taken in the tax returns. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Management believes it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty. No assurance can be given that the final outcome of any such tax review will not be different than what is reflected in the current and historical financial statements.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

11. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed based upon the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per common share is computed including the dilutive effect of additional potential common shares issuable under outstanding stock options and warrants. Diluted earnings (loss) per share is not computed for periods in which an operating loss is sustained. The computations were as follows for the years ended December 31:

For the years ended (in thousands, except earnings (loss) per share information)	2012	2011	2010
BASIC:
Net earnings (loss)	$4,163	$214	$(14,559)
Weighted average common shares outstanding	8,245	7,206	7,206

Earnings (Loss) per share – Basic	$0.50	$0.03	$(2.02)

DILUTED:
Net earnings (loss)	$4,163	$214	$(14,559)
Weighted average common shares outstanding	8,245	7,206	7,206
Dilutive effect of warrants	0	0	0
Dilutive effect of stock options	1	0	0

Total common shares and dilutive potential common shares	8,246	7,206	7,206
Diluted earnings (loss) per share	$0.50	$0.03	$(2.02)

Restricted stock granted under the Camco Financial Corporation 2010 Equity Plan were fully vested whole shares and included in the weighted average common shares outstanding in the table above. Additionally, subject to the terms and conditions of the Camco Financial Corporation 2010 Equity Plan, shares of restricted stock granted to participants are entitled full voting rights and entitled to dividends and other distributions paid with respect to such shares during the restricted period.

Camco issued 2,857,143 warrants at an exercise price of $2.10 on November 8, 2012 in connection with the rights offering and public offerings. The warrants will expire on November 6, 2017 and were included in the diluted earnings per share calculation above. All warrants outstanding at December 31, 2012 were antidilutive based on the average stock price for the period outstanding.

576,888 and 587,342 of the options to purchase shares of common stock that were outstanding during 2012 and 2011 respectively, were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 463,642 shares of common stock at December 31, 2010, respectively, were excluded from the computation of diluted earnings per share for those years because of the loss incurred.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

12. Cash and Cash Equivalents

Cash and cash equivalents consist of cash and due from banks and interest-bearing deposits in other financial institutions with original maturities of three months or less.

13. Advertising

Advertising costs are expensed when incurred.

14. New Accounting Pronouncements

During 2012, the Corporation adopted new guidance related to the presentation of comprehensive income in the financial statements. Among other changes, the new guidance eliminated the option to only present comprehensive income in the statement of equity. The Corporation has elected to report comprehensive income in a separate statement of comprehensive income that begins with net income. The change in presentation has been applied retrospectively and the 2011 financial statements have been restated to conform to the new presentation method. Other than the change in presentation of comprehensive income and related disclosures, the new guidance did not have a material effect on the financial statements.

In 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update applies to all creditors, both public and non-public, and was introduced to provide clarification surrounding troubled debt restructurings (“TDR”). The primary characteristics that previously caused a restructuring to qualify as a TDR still exist: (1) the restructuring constitutes a concession to the borrower and (2) the borrower is experiencing financial difficulties. The update provides additional details and examples to provide clarity surrounding these items. The update also prohibits the use of the effective interest rate test when determining whether the restructuring constitutes a concession. The update is effective for annual reporting periods ending on or after December 15, 2012 (therefore, December 31, 2012, for the Corporation). Lastly, the disclosure requirements set forth by ASU 2010-20 regarding troubled debt restructurings, and later deferred by ASU 2011-1 until December 31, 2012 for the Corporation, are included in Note C. Other than the additional disclosures, these updates did not have a significant impact on the financial statements.

In 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update to Fair Value Measurement (Topic 820) results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. However, this update does require expanded disclosure related to the nature and significance of inputs that are used in estimating and measuring the fair value of financial instruments. The amendments in this update are to be applied prospectively and are effective for annual reporting periods beginning after December 15, 2011 (therefore, December 31, 2012, for the Corporation). This update did not have a significant impact on the financial statements. The update is reflected in Note L of the financial statements).

15. Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at December 31, 2012 and 2011 are as follows:

	2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
		(In thousands)
Available for sale:
U.S. Government sponsored enterprises	$83,956	$118	$3	$84,071
Corporate equity securities	44	0	0	44
Mortgage-backed securities	1,146	37	0	1,183

Total investment securities available for sale	$85,146	$155	$3	$85,298

Held to maturity:
Mortgage-backed securities	$903	$54	$0	$957
Total investment securities held to maturity	$903	$54	$0	$957

	2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
		(In thousands)
Available for sale:
U.S. Government sponsored enterprises	$16,289	$6	$3	$16,292
Corporate equity securities	106	0	54	52
Mortgage-backed securities	1,469	32	0	1,501

Total investment securities available for sale	$17,864	$38	$57	$17,845

Held to maturity:
Municipal bonds	$2,008	$0	$0	$2,008
Mortgage-backed securities	1,075	52	0	1,127

Total investment securities held to maturity	$3,083	$52	$0	$3,135

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–B—INVESTMENT SECURITIES (continued).

The amortized cost and estimated fair value of investment securities at December 31, 2012 by contractual term to maturity are shown below.

	Available for Sale		Held to Maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(In thousands)
Due in one year or less	$6,499	$6,500	$0	$0
Due after one year through five years	77,457	77,571	0	0
Due after five years through ten years	0	0	0	0
Due after ten years	0	0	0	0

Subtotal	83,956	84,071	0	0

Mortgage-backed securities	1,146	1,183	903	957

Corporate equity securities	44	44	0	0

Total	$85,146	$85,298	$903	$957

Proceeds from the sale of investment securities during the years ended December 31, 2012, 2011 and 2010, totaled $4.3 million, $27.2 million, and $0 million respectively, resulting in gross realized gains of $126,000, $1.3 million, and $0 in those respective years.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–B—INVESTMENT SECURITIES (continued).

At December 31, 2012 and 2011, there were $3.0 million and $7.0 million securities in an unrealized loss position less than twelve months and $0 and $52,000 of securities in an unrealized loss position more than twelve months, respectively. The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011.

	2012
	Less than 12 months			More than 12 months
(In thousands)	Fair value	Unrealized losses	No. of Securities	Fair value	Unrealized losses	No. of Securities
Available for sale:
U.S. Government sponsored enterprises	2,995	3	1	0	0	0

Total	$2,995	$3	1	$0	$0	0

	2011
	Less than 12 months			More than 12 months
(In thousands)	Fair value	Unrealized losses	No. of Securities	Fair value	Unrealized losses	No. of Securities
Available for sale:
Corporate equity securities	$0	$0	0	$52	$54	2
U.S. Government sponsored enterprises	6,994	3	3	0	0	0

Total	$6,994	$3	3	$52	$54	2

As of December 31, 2012, management has the intent and ability to hold these securities for the foreseeable future and the decline in the fair value is primarily due to an increase in market interest rates. The fair values are expected to recover as securities approach maturity dates.

In 2011, corporate equity securities at a cost of $100,000 were in a loss position for more than 12 months. During 2012, the securities were evaluated and management considered $56,000 of the investment to be other than temporarily impaired in 2012. The OTTI was deemed to be credit-related and the impairment charge of $56,000 was recorded through current year earnings.

At December 31, 2012 and 2011, approximately $10.0 million and $13.7 million, respectively, of investment securities were pledged in accordance with federal and state requirements to secure deposits and repurchase agreements.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–C—ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a reserve established through a provision that is charged to expense and represents management’s best estimate of probable losses that could be incurred within the existing portfolio of loans. The allowance is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s allowance for possible loan loss methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The amount of the provision reflects not only the necessary allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–C—ALLOWANCE FOR LOAN LOSSES—(continued).

Change in the allowance for loan losses is summarized as follows:

(in thousands)	Construction	Consumer	Multi- Family	Land, Farm & Ag Loans	Residential	Commercial & Non- Residential Real Estate	C&I	Total
Allowance for credit losses:
Beginning balance December 31, 2011	$35	$80	$2,484	$554	$8,277	$2,565	$537	$14,532
Charge-offs	0	(165)	(12)	(416)	(2,858)	(150)	(58)	(3,659)
Recoveries	0	46	13	6	302	698	65	1,130
Provision	80	200	(1,054)	230	1259	(1,102)	530	144

Ending balance December 31, 2012	$115	$162	$1,431	$373	$6980	$2,011	$1,075	$12,147

Ending balance
Individually evaluated for impairment	$0	$40	$416	$68	$500	$369	$25	$1,418
Collectively evaluated for impairment	$115	$122	$1,014	$305	$6,480	$1,642	$1,051	$10,729
Portfolio balances:
Individually evaluated for impairment
With no related allowance	14	0	0	558	0	1,573	0	2,145
With related allowance	0	491	4,541	230	11,107	3,674	539	20,582
Collectively evaluated for impairment	$13,801	$3,557	$75,447	$13,214	$264,789	$131,632	$41,555	$545,285

Ending balance December 31, 2012	$13,815	$4,048	$79,988	$14,002	$275,896	$136,879	$42,094	$566,722

(in thousands)	Construction	Consumer	Multi- Family	Land, Farm & Ag Loans	Residential	Commercial & Non- Residential	C&I	Total
Allowance for credit losses:
Beginning balance December 31, 2010	$166	$246	$2,860	$849	$8,050	$3,638	$1,061	$16,870
Charge-offs	0	(62)	(388)	(107)	(3,370)	(1,938)	(48)	(5,913)
Recoveries	0	32	158	242	554	211	99	1,296
Provision	(131)	(136)	(146)	(430)	3,043	654	(575)	2,279

Ending balance December 31, 2011	$35	$80	$2,484	$554	$8,277	$2,565	$537	$14,532

Ending balance
Individually evaluated for impairment	$3	$41	$426	$208	$720	$335	$27	$1,760
Collectively evaluated for impairment	$32	$39	$2,058	$346	$7,557	$2,230	$510	$12,772
Portfolio balances:
Individually evaluated for impairment
With no related allowance	0	0	51	0	1,945	695	112	2,803
With related allowance	19	128	4,633	1,203	8,922	6,612	396	21,913
Collectively evaluated for impairment	$23,857	$3,402	$83,246	$16,619	$307,057	$156,457	$38,355	$628,993

Ending balance December 31, 2011	$23,876	$3,530	$87,930	$17,822	$317,924	$163,764	$38,863	$653,709

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–C—ALLOWANCE FOR LOAN LOSSES—(continued).

(in thousands)	Construction	Consumer	Multi- Family	Land, Farm & Ag Loans	Residential	Commercial & Non- Residential	C&I	Total
Allowance for credit losses:
Beginning balance December 31, 2009	$338	$98	$731	$628	$10,519	$3,148	$637	$16,099
Charge-offs	(482)	(28)	(1,535)	(2,283)	(7,530)	(3,688)	(3,399)	(18,945)
Recoveries	39	9	103	247	490	157	211	1,256
Provision	271	167	3,561	2,257	4,571	4,021	3,612	18,460

Ending balance December 31, 2010	$166	$246	$2,860	$849	$8,050	$3,638	$1,061	$16,870

Ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$256	$1,171	$170	$1,597
Collectively evaluated for impairment	$166	$246	$2,860	$849	$7,794	$2,467	$891	$15,273
Portfolio balances:
Individually evaluated for impairment
With no related allowance	—	—	3,180	1,549	3,122	4,122	706	12,679
With related allowance	—	—	—	—	2,706	4,503	630	7,839
Collectively evaluated for impairment	$26,225	$3,826	$71,162	$10,820	$369,226	$155,326	$27,607	$664,192

Ending balance December 31, 2010	$26,225	$3,826	$74,342	$12,369	$375,054	$163,951	$28,943	$684,710

Non-performing and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-performing status when, the loan is three payments past due as well as when required by regulatory provisions. Loans may be placed on non-performing status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is recognized when the loan is returned to accrual status and all the principal and interest amounts contractually due are brought current for a minimum of six months, or future payments are reasonably assured.

Nonperforming loans, segregated by class of loans at December 31, as follows:

(in thousands)	2012	2011
Construction	$14	$19
Land, Farmland, Agriculture	709	367
Residential / prime	7,152	4,823
Residential / subprime	9,195	17,454
Commercial / Non-residential	1,967	1,879
Consumer	491	113
Commercial and industrial	66	212
Multi Family	0	51

Total	$19,594	$24,918

Interest income that would have been recognized had such nonperforming loans performed pursuant to contractual terms totaled approximately $1.8 million, $2.6 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–C—ALLOWANCE FOR LOAN LOSSES—(continued).

An age analysis of past due loans, segregated by class of loans, as of December 31, 2012 were as follows:

(in thousands)	Loans 30- 59 Days Past Due	Loans 60 -89 Days Past Due	Loans 90+ Days Past Due	Total Past Due	Current	Total Loans	Accruing Loans 90 Days Past Due
Construction	$0	$0	$0	$0	$13,815	$13,815	$0
Land, Farmland, Ag Loans	65	32	119	216	13,786	14,002	0
Residential / prime	2,316	906	5,212	8,434	210,217	218,651	0
Residential / subprime	2,509	1,181	4,562	8,252	48,993	57,245	0
Commercial	0	0	1,095	1,095	135,784	136,879	0
Consumer	100	1	28	129	3,919	4,048	0
Commercial and industrial	0	0	66	66	42,028	42,094	0
Multi Family	227	0	0	227	79,761	79,988	0

Total	$5,217	$2,120	$11,082	$18,419	$548,303	$566,722	$0

An age analysis of past due loans, segregated by class of loans, as of December 31, 2011 were as follows:

(in thousands)	Loans 30- 59 Days Past Due	Loans 60 -89 Days Past Due	Loans 90+ Days Past Due	Total Past Due	Current	Total Loans	Accruing Loans 90 Days Past Due
Construction	$0	$0	$0	$0	$23,876	$23,876	$0
Land, Farmland, Ag Loans	103	0	136	239	17,583	17,822	0
Residential / prime	638	269	4,139	5,046	235,502	240,548	0
Residential / subprime	5,380	1,818	9,499	16,697	60,679	77,376	0
Commercial	462	527	638	1,627	162,137	163,764	0
Consumer	54	76	18	148	3,382	3,530	0
Commercial and industrial	45	0	114	159	38,704	38,863	0
Multi Family	0	0	51	51	87,879	87,930	0

Total	$6,682	$2,690	$14,595	$23,967	$629,742	$653,709	$0

Impaired loans. Loans are considered impaired when, based on current information and events, it is probable the Corporation will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other larger commercial credits. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, of collateral if payment is expected solely from the collateral or at the present value of estimated future cash flows using the loan’s existing rate or at the loan’s fair market value. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured in which case interest is recognized on an accrual basis. Impaired loans or portions of loans are charged off when deemed uncollectible.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–C—ALLOWANCE FOR LOAN LOSSES—(continued).

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

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–C—ALLOWANCE FOR LOAN LOSSES—(continued).

Year-end impaired loans are set forth in the following table:

2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$14	$14	$0	$0	$0
Land, Farmland, Ag Loans	558	972	0	584	22
Residential	0	0	0	0	0
Commercial	1,572	1,619	0	1,623	47
Consumer	0	0	0	0	0
Commercial and industrial	0	0	0	0	0
Multi Family	1	661	0	0	0

Total	$2,145	$3,266	$0	$2,207	$69

With a related specific allowance recorded:
Construction	$0	$0	$0	$17	$1
Land, Farmland, Ag Loans	230	230	68	239	18
Residential	11,107	11,473	500	11,400	377
Commercial	3,674	3,700	369	3,730	178
Consumer	491	518	40	536	17
Commercial and industrial	539	539	25	566	18
Multi Family	4,541	4,541	416	4,587	212

Total	$20,582	$21,001	$1,418	$21,075	$821

The Bank’s impaired loan information for 2011 is as follows:

2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$0	$0	$0	$0	$0
Land, Farmland, Ag Loans	0	0	0	0	0
Residential	1,945	3,579	0	2,273	7
Commercial	695	2,015	0	703	27
Consumer	0	0	0	0	0
Commercial and industrial	112	151	0	113	2
Multi Family	51	971	0	52	0

Total	$2,803	$6,716	$0	$3,141	$36

With a related specific allowance recorded:
Construction	$19	$0	$3	$0	$1
Land, Farmland, Ag Loans	1,203	1,216	208	1,276	74
Residential	8,922	9,033	720	8,233	456
Commercial	6,612	6,612	335	4,404	358
Consumer	128	100	41	25	0
Commercial and industrial	396	396	27	304	26
Multi Family	4,633	4,633	426	4,674	259

Total	$21,913	$21,990	$1,760	$18,916	$1,174

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–C—ALLOWANCE FOR LOAN LOSSES—(continued).

The Bank’s impaired loan information for 2010 is as follows:

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

Uncriticized assets exhibit no material problems, credit deficiencies or payment problems. These assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral. Such credits are graded as follows: Excellent (1), Good (2), or Satisfactory (3).

•	Watch (Grade 4)

Watch assets are acceptable credits which possess one or more heightened risk characteristics that warrant heightened management attention. These characteristics could include higher leverage, inconsistent cash flow or industry risk issues. While increased monitoring is warranted, these risk characteristics are considered to be well mitigated and repayment is not considered to be at-risk.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–C—ALLOWANCE FOR LOAN LOSSES—(continued).

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

NOTE–C—ALLOWANCE FOR LOAN LOSSES—(continued).

Loans and leases not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans and leases. Based on the most recent analysis performed, the risk category of loans and leases is as follows:

(Dollars in Thousands)

	Pass	Watch	Special Mention	Substandard	Total(1)
December 31, 2012
Construction	$10,586	$3,215	$0	$14	$13,815
Land, Farmland, Ag Loans	13,063	0	0	939	14,002
Commercial	107,065	17,137	6,479	6,198	136,879
Commercial and industrial	39,666	2,256	0	172	42,094
Multi Family	65,142	7,762	3,409	3,675	79,988

Total	$235,522	$30,370	$9,888	$10,998	$286,778

(Dollars in Thousands)

	Pass	Watch	Special Mention	Substandard	Total(1)
December 31, 2011
Construction	$16,263	$7,594	$0	$19	$23,876
Land, Farmland, Ag Loans	15,894	173	292	1,463	17,822
Commercial	129,446	17,112	4,959	12,247	163,764
Commercial and industrial	33,064	5,154	336	309	38,863
Multi Family	57,353	24,470	4,138	1,969	87,930

Total	$252,020	$54,503	$9,725	$16,007	$332,255

Homogeneous loans are monitored at 60+ days delinquent. See page 62 segregated by class of loans related to residential and consumer.

(1)	There were no doubtful loans at December 31, 2012 or 2011.

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

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–C—ALLOWANCE FOR LOAN LOSSES—(continued).

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

The following presents, by class, information related to loans modified in a TDR during the years ended December 31, 2012 and December 31, 2011:

	Loans Modified as a TDR for the Year Ended December 31, 2012		Loans Modified as a TDR for the Year Ended December 31, 2011
Troubled Debt Restructurings (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end)(1)	Number of Contracts	Recorded Investment (as of period end)(1)
Land, Farmland, Ag loans	2	$623	2	$1,203
Residential—prime	26	2,891	11	572
Residential—subprime	13	1,413	24	1,944
Commercial	0	0	6	1,472
C Consumer Other	11	439	2	70
Commercial and Industrial	0	0	3	196
Multi-family	1	75	1	1,266

Total	53	$5,441	49	$6,723

(1)	The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–C—ALLOWANCE FOR LOAN LOSSES—(continued).

The following presents, by class, loans modified in a TDR during, 2012 that subsequently defaulted (i.e., 60 days or more past due following a modification) during the years ended December 31, 2012 and December 31, 2011:

	Loans Modified as a TDR Within the Previous Twelve Months That Subsequently Defaulted During the Year Ended December 31, 2012		Loans Modified as a TDR Within the Previous Twelve Months That Subsequently Defaulted During the Year Ended December 31, 2011
(dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) (1)	Number of Contracts	Recorded Investment (as of period end) (1)
Land, Farmland, Ag loans	1	$65	0	$0
Residential—prime	8	518	0	0
Residential—subprime	6	561	2	91
Consumer	1	69	1	254
Commercial and Industrial	0	0	1	68

Total	16	$1,213	44	$413

(1)	The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

NOTE–D—RELATED PARTY LOANS

The Bank, in the ordinary course of business, has granted loans to certain of its directors, executive officers, and their related interests. Such loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. The aggregate dollar amount of these loans totaled approximately $459,000 and $640,000 at December 31, 2012 and 2011, respectively. During 2012, no related party loans were made and repayments and payoffs totaled $181,000.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–E—OFFICE PREMISES AND EQUIPMENT

Office premises and equipment at December 31, is summarized as follows:

	2012	2011
	(In thousands)
Land	$1,948	$1,948
Buildings and improvements	11,870	11,656
Furniture, fixtures and equipment	8,595	8,839

	22,413	22,443
Less accumulated depreciation and amortization	14,308	13,798

	$8,105	$8,645

Depreciation expense amounted to $1.4 million, $1.2 million, and $1.3 million for years ended December 31, 2012, 2011 and 2010.

NOTE–F—DEPOSITS

Deposit balances by type at December 31, 2012 and 2011, are summarized as follows:

	Amount	Amount
(Dollars in thousands)	2012	2011
Noninterest-bearing checking accounts	$76,490	$62,881
NOW accounts	70,472	64,213
Money market demand accounts	121,437	114,503
Passbook and statement savings accounts	54,726	42,417
Certificates of deposit	304,099	345,245

Total deposits	$627,224	$629,259

At December 31, 2012 and 2011, the Corporation had certificate of deposit accounts with balances of $100,000 and above totaling $84.4 million and $94.1 million, respectively.

The contractual maturities of outstanding certificates of deposit are summarized as follows at December 31, 2012:

Year ending December 31:	(In thousands)
2013	$135,149
2014	89,062
2015	45,303
2016	27,895
2017	6,690

Total certificate of deposit accounts	$304,099

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–G—ADVANCES FROM THE FEDERAL HOME LOAN BANK

The following table summarizes the types of advances from the Federal Home Loan Bank of Cincinnati (FHLB) at December 31:

	Weighted- Average Rate	Weighted- Average Maturity (years)	Balance (in thousands)
2012
Fixed-rate, balloon	3.25%	2.42	$209
Fixed-rate, interest only	0.75%	2.43	22,000
Fixed-rate, amortizing	6.08%	5.63	1,088
Fixed-rate, interest only, convertible	3.97%	2.57	20,000
Fixed-rate, interest only, putable	4.11%	2.95	10,000

Total	3.46%	2.64	$53,297

	Weighted- Average Rate	Weighted- Average Maturity (years)	Balance (in thousands)
2011
Fixed-rate, balloon	3.25%	3.42	$218
Fixed-rate, interest only	2.48	1.36	17,000
Fixed-rate, amortizing	6.06	6.32	1,386
Fixed-rate, interest only, convertible	3.70	3.14	25,000
Fixed-rate, interest only, putable	4.34	2.24	20,000

Total	3.63%	2.45	$63,604

Convertible fixed-rate advances may be converted to floating-rate advances, on a quarterly basis, at the option of the FHLB. Putable fixed-rate advances may be terminated, on a quarterly basis after a fixed period of time, at the option of the FHLB. The Corporation may only repay convertible and putable advances upon conversion or termination by the FHLB without penalty, prior to maturity.

Advances from the FHLB, collateralized at December 31, 2012, by a blanket agreement using the Bank’s one- to four- family and multi-family mortgage, commercial real estate and home equity lines of credit portfolios and the Bank’s investment in FHLB stock, are as follows:

Maturing year Ending December 31,	Interest rate range	(Dollars in thousands)
2013	5.40%-6.05%	$30
2014	4.26%-6.10%	5,090
2015	0.75%-4.05%	42,209
2016	0	0
2017	3.95%	5,000
Thereafter	5.15%-7.00%	968

Total		$53,297

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–H—OTHER BORROWINGS

In July 2007, the Corporation formed a special purpose entity, Camco Statutory Trust I (Trust), for the sole purpose of issuing $5.0 million trust preferred securities. Additionally, Camco issued subordinated debentures to the Trust in exchange for the proceeds of the offering of the trust preferred securities. The subordinated debentures represent the sole asset of the Trust. The subordinated debentures are due on September 15, 2037 (Due Date). The subordinated debentures carried a fixed rate of interest of 6.648% until September 15, 2012, at which point the interest rate became variable at 133 basis points over the three month LIBOR rate. The effective interest rate as of December 31, 2012 was 1.72%.

Camco and Camco Statutory Trust I are permitted to defer interest and dividend payments, for up to five consecutive years (20 quarters) without resulting in a default. During any deferral period no interest shall be due and payable and interest will continue to accrue on the Debt Securities, and interest on such accrued interest (such accrued interest and interest thereon referred to herein as “Deferred Interest”) will accrue at an annual rate to the Interest Rate applicable during such Extension Period, compounded quarterly from the date such Deferred Interest would have been payable were it not for the Extension Period. These dividends have been deferred since April 2009. As of December 31, 2012, Camco had $5.0 Million of Trust Preferred Securities due in 2037 and $1.4 million of interest accrued related to deferred interest due in 2014.

Obligations for securities sold under agreements to repurchase were $5.9 million and $11.7 million for December 31, 2012 and 2011, respectively. They were collateralized at December 31, 2012 and 2011, by investment securities with an amortized cost including accrued interest of approximately $10.0 million and $11.6 million and a market value of approximately $10.0 million and $13.7 million, respectively. The maximum balance of repurchase agreements outstanding at any month-end during the years ended December 31, 2012 and 2011, was $9.7 million and $11.7 million, respectively, and the average month-end balance outstanding for 2012 and 2011 was approximately $7.4 million and $7.9 million, respectively.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE–I—FEDERAL INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Income Taxes:
Federal current expense (benefit)	$0	$7	$(299)
Federal deferred expense (benefit)	758	(292)	(5,038)
Valuation allowance	(816)	829	5,855

Total Income Tax (Benefit)	$(58)	$544	$518

A reconciliation of the rate of taxes which are payable at the federal statutory rate are summarized as follows:

(Dollars in thousands)	2012	2011	2010
Federal income taxes computed at the expected statutory rate	$1,396	$257	$(4,774)
Increase (decrease) in taxes resulting from:
Nontaxable dividend and interest income	(15)	(37)	(21)
Increase in cash surrender value of life insurance – net	(300)	(249)	(209)
Valuation allowance for deferred tax assets	(816)	829	5,855
Surrender of bank owned life insurance & penalty	0	72	70
Other	(323)	(328)	(403)

Federal income tax provision per consolidated financial statements	$(58)	$544	$518

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I—FEDERAL INCOME TAXES (continued).

The components of the Corporation’s net deferred tax asset (liability) at December 31 are as follows:

	2012	2011
	(In thousands)
Taxes (payable) refundable on temporary differences at statutory rate:
Deferred tax assets:
General loan loss allowance	$4,130	$4,941
Deferred loan fees	184	301
Deferred compensation	1,046	1,059
Other assets	1,357	1,264
Non-accrual interest	163	364
Unrealized loss on securities designated as available for sale	0	7
Tax credits and low income housing credits	2,134	1,739
NOL carry forward	1,341	1,549

Total deferred tax assets	10,355	11,224

Deferred tax liabilities:
FHLB stock dividends	$(1,660)	$(1,660)
Mortgage servicing rights	(1,103)	(1,109)
Book versus tax depreciation	(697)	(887)
Original issue discount	(708)	(755)
Unrealized gain on securities designated as available for sale	(51)	0
Prepaid expense for FHLB advance restructure	(140)	0
Purchase price adjustments	(128)	(129)

Total deferred tax liabilities	(4,487)	(4,540)
Valuation Allowance	$(5,868)	$(6,684)

Net deferred tax asset (liability)	$0	$0

Income tax returns are subject to audit by the IRS. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. During 2011, the IRS began an examination of the Corporation’s tax returns for the year ended December 31, 2009. The examination is near completion. The IRS has taken the position the Corporation took bad debt deductions prematurely. The Corporation disagrees. The matter has not been resolved at the examination level, therefore, the Corporation has contested the matter at the IRS Office of Appeals. Management believes it is more likely than not that the Corporation will be successful in the appeals process. If the IRS prevails, the Corporation may be required to repay approximately $1.57 million of tax refunds it had received as a result of a carryback of a net operating loss and the Corporation will increase their net operating loss tax carry forward by the same amount as the disallowed deduction. The Corporation has a 100% valuation allowance against its deferred tax asset. In the event that the Corporation does not prevail on appeals and the deferred tax asset has a 100% valuation allowance, the Corporation will be required to take a charge of income tax expense in the amount of $1.57 million plus assessed statutory interest.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I—FEDERAL INCOME TAXES (continued).

At December 31, 2012, the Corporation had a $3.9 million net operating loss carry forward available to reduce future income taxes through 2030. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax assets and liabilities (including the impact of carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based upon the Corporation’s cumulative three year loss position and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will be unable to realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period change.

For years prior to 1996, the Bank was allowed a special bad debt deduction generally limited to 8% of otherwise taxable income, subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than for bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The bad debt deduction had accumulated to approximately $12.1 million as of December 31, 2012. The amount of the unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $4.1 million at December 31, 2012.

NOTE J—COMMITMENTS

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

The following table summarizes the Bank’s outstanding commitments to originate adjustable and fixed-rate loans at December 31:

	Fixed Rate Loans	Adjustable Rate Loans	Unused lines of Credit – HELOC & Other	Standby letters of credit
	(Dollars in thousands)
2012	$4,671	$48,094	$37,169	$299
2011	$2,659	$49,220	$40,423	$344

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

NOTE J—COMMITMENTS (continued).

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

The Corporation has entered into lease agreements for office premises and equipment under operating leases which expire at various dates through the year ended March 31, 2018. The following table summarizes minimum payments due under lease agreements by year:

Year ending December 31,	(In thousands)
2013	$343
2014	325
2015	303
2016	265
2017	178
2018	37

$1,451

Rental expense under operating leases totaled approximately $377,000, $377,000 and $400,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE K—REGULATORY MATTERS AND REGULATORY CAPITAL

Camco is subject to the regulatory capital requirements of the Federal Reserve Board (the “FRB”) and Advantage is subject to the requirements of the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

NOTE K—REGULATORY MATTERS AND REGULATORY CAPITAL (continued).

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

Advantage entered into a consent agreement with the FDIC and the Division that provided for the issuance of an order by the FDIC and the Division, which order was executed by the FDIC and Division on February 9, 2012 (the “2012 Consent Order”). The Consent Order requires Advantage to, among other things, (i) increase its Tier 1 leverage capital to 9% by March 31, 2012; and (ii) seek regulatory approval prior to declaring or paying any cash dividend. Therefore, Advantage must maintain 9% Tier 1 Capital to be deemed “adequately capitalized”. As a result of the 2012 Consent Order, Advantage remains disqualified as a public depository under Ohio law and will incur higher premiums for FDIC insurance of its accounts. Currently, Advantage is not in compliance with the Tier 1 capital requirement of the 2012 Consent Order.

On September 24, 2012, Camco announced a rights offering and public offering of common shares of up to $10.0 million to existing stockholders followed by a public offering of any remaining shares. Under the terms of the rights offering all record holders of the Corporation’s common stock as of July 29, 2012 received, at no charge, one subscription right for each share of common stock held as of the record date. Each subscription right entitled the holder of the right to purchase one share of Camco common stock at a subscription price of $1.75 per share. In addition, for every two shares purchased in the rights or public offerings, investors received one warrant to purchase Camco common stock within five years at $2.10 per share. Rights holders were provided the opportunity to purchase shares in excess of their basic subscription rights, subject to availability and certain limitations.

On November 8, 2012, Camco announced the successful closing of its $10.0 million offering. Our current stockholders, along with unsolicited commitments from directors and officers allowed us to fully subscribe this $10.0 million offering without the need to solicit shares externally in the public offering phase. Camco issued 5,714,286 shares of common stock and 2,857,143 warrants at an exercise price of $2.10, which will expire on November 6, 2017. The total proceeds of the common stock offering were $9.4 million, net of offering costs of $619,000. Net proceeds of $9.4 million were invested in Advantage to improve its regulatory capital position.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K—REGULATORY MATTERS AND REGULATORY CAPITAL (continued).

Federal law prohibits a financial institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized. Additionally, the payment of dividends by Advantage Bank to its parent and by Camco to stockholders is subject to restriction by regulatory agencies. These restrictions normally limit dividends from the Bank to the sum of the Bank’s current and prior two years’ earnings, as defined by the agencies.

On March 4, 2009, Camco entered into a Memorandum of Understanding (“MOU”) with the FRB. The MOU prohibited Camco from engaging in certain activities while the MOU is in effect, including, without the prior written approval of the FRB, (1) the declaration or payment of dividends to stockholders or (2) the repurchase of Camco’s stock.

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

The MOU was terminated and as a result of the surveillance review, Camco entered into a Written Agreement (the “Camco Agreement”) with the FRB on August 5, 2009. The Camco Agreement memorializes the requirements imposed on April 30, 2009 and requires Camco to obtain FRB approval prior to: (i) declaring or paying any dividends; (ii) receiving dividends or any other form of payment representing a reduction in capital from Advantage; (iii) making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities; (iv) incurring, increasing or guaranteeing any debt; or (v) repurchasing any Camco stock.

A material failure to comply with the provisions of any of the Corporation’s agreements could result in additional enforcement actions by the FDIC, the Division or the Federal Reserve.

Advantage’s Tier 1 capital does not meet the requirements set forth in the 2012 Consent Order. As a result, the Corporation will need to increase capital levels.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K—REGULATORY MATTERS AND REGULATORY CAPITAL (continued).

The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at December 31, 2012:

	Actual		For capital adequacy purposes			To be “well- capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$71,190	13.04%	>$	43,687	>8.0%	>$	54,609	10.0%
Advantage Bank(1)	$69,189	12.68%	>$	43,658	>8.0%	>$	54,572	10.0%
Tier I capital to risk-weighted assets:
Camco Financial Corporation	$64,303	11.78%	>$	21,844	>4.0%	>$	32,766	6.0%
Advantage Bank(1)	$62,302	11.42%	>$	21,829	>4.0%	>$	32,743	6.0%
Tier I leverage to average assets:
Camco Financial Corporation	$64,303	8.43%	>$	30,507	>4.0%	>$	38,134	5.0%
Advantage Bank (1)	$62,302	8.19%	>$	30,436	>4.0%	>$	38,045	5.0%

(1)	Due to the 2012 Consent Order Advantage cannot be considered well capitalized until such order is lifted by the FDIC and the Division.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K—REGULATORY MATTERS AND REGULATORY CAPITAL (continued).

The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at December 31, 2011:

	Actual		For capital adequacy purposes			To be “well- capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets:
Camco Financial Corporation	$57,968	9.54%	>$	48,605	>8.0%	>$	60,757	10.0%
Advantage Bank(1)	$55,513	9.14%	>$	48,577	>8.0%	>$	60,721	10.0%
Tier I capital to risk-weighted assets:
Camco Financial Corporation	$50,292	8.28%	>$	24,303	>4.0%	>$	36,454	6.0%
Advantage Bank(1)	$47,837	7.88%	>$	24,289	>4.0%	>$	36,432	6.0%
Tier I leverage to average assets:
Camco Financial Corporation	$50,292	6.59%	>$	30,514	>4.0%	>$	38,143	5.0%
Advantage Bank (1)	$47,837	6.29%	>$	30,445	>4.0%	>$	38,056	5.0%

(1)	Due to the 2009 Cease and Desist Order Advantage cannot be considered well capitalized until such order is lifted by the FDIC and the Division.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L—FAIR VALUE

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

Accrued Interest Receivable and Payable: The fair value for accrued interest approximates its carrying amounts due to the short duration before collection. The valuation is a Level 3 classification that is consistent with its underlying asset or liability.

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

Repurchase Agreements: The fair value of repurchase agreements is based on the discounted value of contractual cash flows using rates currently offered for similar maturities. The Corporation classifies the estimated fair value of short-term borrowings as Level 2 of the fair value hierarchy.

Subordinated Debentures: The fair value of subordinated debentures is based on the discounted value of contractual cash flows using rates currently offered for smaller maturities.

Advances by Borrowers for Taxes and Insurance: The fair value of advances by borrowers for taxes and insurance approximates its carrying amounts due to the short duration before collection. The valuation is a Level 3 classification which is consistent with its underlying asset.

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At December 31, 2012 and December 31, 2011, the fair value of loan commitments was not material.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L—FAIR VALUE (continued).

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

Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

	Carrying value	Fair value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$58,379	$58,379	$58,379	$0	$0
Investment securities available for sale	85,298	85,298	0	85,254	44
Investment securities held to maturity	903	957	0	957	0
Loans held for sale	6,544	6,759	0	6,759	0
Loans receivable	554,575	544,655	0	0	544,655
Federal Home Loan Bank stock	9,888	9,888	0	0	9,888
Accrued interest receivable	2,631	2,631	0	0	2,631
Financial liabilities
Deposits	$627,224	$622,186	$0	$622,186	$0
Advances from the Federal Home Loan Bank	53,297	56,310	0	56,310	0
Repurchase agreements	5,923	5,923	0	5,923	0
Subordinated debentures	5,000	4,976	0	0	4,976
Advances by borrowers for taxes and insurance	2,635	2,635	0	0	2,635
Accrued interest payable	1,692	1,692	0	0	1,692

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L—FAIR VALUE (continued).

	Carrying value	Fair value
	(in thousands as of December 31, 2011)
Financial assets
Cash and cash equivalents	$38,374	$38,374
Investment securities available for sale	17,845	17,845
Investment securities held to maturity	3,083	3,135
Loans held for sale	8,090	8,250
Loans receivable	639,177	639,477
Federal Home Loan Bank stock	9,888	9,888
Accrued interest receivable	2,945	2,945
Financial liabilities
Deposits	$629,259	$623,145
Advances from the Federal Home Loan Bank	63,604	67,951
Repurchase agreements	11,681	11,681
Subordinated debentures	5,000	4,928
Advances by borrowers for taxes and insurance	2,100	2,100
Accrued interest payable	1,693	1,693

Corporate equity securities classified as available-for sale were $52,000 and listed as level 3 at December 31, 2011. All other corporate equity securities were sold in 2011 for liquidity purposes.

The following table presents financial assets and liabilities measured on a recurring basis for balances at December 31, 2012 and 2011:

	Balance at December 31,	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	(in thousands)
2012
Securities available for sale
U.S. government sponsored enterprises	$ 84,071	$ 0	$ 84,071	$ 0
Corporate equity securities	44	0	0	44
Mortgage-backed securities	1,183	0	1,183	0
2011
Securities available for sale
U.S. government sponsored enterprises	$ 16,292	$ 0	$ 16,292	$ 0
Corporate equity securities	52	0	0	52
Mortgage-backed securities	1,501	0	1,501	0

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L—FAIR VALUE (continued).

The following table presents financial assets and liabilities measured on a non-recurring basis:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Balance at, December 31,	Level 1	Level 2	Level 3
2012
Impaired loans	$22,727	$0	$0	$22,727
Real estate acquired through foreclosure	10,581	0	0	10,581
2011
Impaired loans	$24,716	$0	$0	$24,716
Real estate acquired through foreclosure	10,888	0	0	10,888

A loan is considered impaired when, based on current information and events it is probable the Corporation will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the original loan agreement. Loan impairment is measured using the present value of the loan’s expected cash flows discounted at the loan’s effective interest rate, using the loan’s observable market value, or using the fair value of the collateral less costs to sell if the loan is collateral-dependent. Collateral may be in the form of real estate and/or business assets such as accounts receivable, inventory or business equipment. The majority of collateral is real estate. The value of real estate is based on observable market prices and market values provided by independent, licensed or certified appraisers. Collateral values may be discounted based on management’s historical knowledge of the property and/or changes in market conditions from the time of valuation.

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

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M—BENEFIT PLANS

The Corporation has several non-qualified executive benefit plans for key employees as follows:

•	Salary Continuation Plans

•	Split Dollar Post Retirement Plan

•	Deferred Compensation Plan (100% employee contributions)

The Salary continuation plans provide fixed post-retirement benefits to certain key executives for 15 years.

The split dollar retirement plan includes future benefits that will be provided for in part by single premium key man life insurance of which the corporation is the beneficiary. During the current year, the board of directors modified the eligibility requirements of the plan; the net effect reduced expense by $213,000.

The deferred compensation plan does not require employer contributions. During the employment period, interest on this plan is credited annually at the rate of 75% of the Corporation’s return on equity for the previous year. Interest paid during the payout phase is the lesser of the effective federal funds rate on the first business day of each installment period or 75% of the Corporation’s return on equity for the previous year.

The accrued liability for these plans was $4.1 million and $4.0 million at the end of 2012 and 2011 respectively.

Combined plan expenses for these plans were $204,000, $254,000 and $313,000 during the years ended December 31, 2012, 2011 and 2010, respectively.

Payments to participants under these plans were $151,000 and $143,000 during the years ended December 31, 2012 and 2011, respectively.

Future payments to participants are as follows:

(in thousands)
2013	$227
2014	223
2015	222
2016	216
2017	216
2018 and thereafter	5,590

Total	$6,694

The Corporation also has a 401(k) Salary Savings Plan covering substantially all employees. Contributions by the employees are voluntary and are subject to matching contributions by the employer under a fixed percentage, which may be increased at the discretion of the Board of Directors. Total expense under this plan was $283,000, $286,000 and $304,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock Option Plans

The Corporation follows a fair-value based method for valuing stock-based compensation that measures compensation cost at the grant date based on the fair value of the award.

In 2012, no options were granted as the Corporation awarded restricted shares in lieu of options for the goals achieved within the 2011 officer incentive plan.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M—BENEFIT PLANS—(continued).

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model. The following table details the fair value and assumptions used to value stock options as of the grant date that were granted in 2011 and 2010:

	2011	2010
Fair value, calculated	$1.49	$1.65
Exercise Price	$2.14	$2.51
Risk-free interest rate	3.58%	3.61%
Expected stock price volatility	57.30%	51.62%
Expected dividend yield	0	0
Expected Life	10 years	10 years

A summary of the status of the Corporation’s stock option plans as of December 31, and changes during the periods ending on those dates is presented below:

	Year ended December 31, 2012			Year ended December 31, 2011
	Shares	Weighted- average exercise price		Shares	Weighted- average exercise price
Outstanding at beginning of period	587,342		$4.68	463,642	$5.84
Granted	0		0	161,538	2.14
Exercised	0		0	0	0
Forfeited	(5,454)		10.63	(29,338)	7.03
Expired	0		0	(8,500)	11.93

Outstanding at end of period	581,888		$4.62	587,342	$4.68

Options exercisable at period end	395,233		$5.70	317,467	$6.58

Weighted-average fair value of options granted during the period		$	N/A		$1.49

The following information applies to options outstanding at December 31, 2012:

	Options outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.90—$2.51	470,687	7.3	$2.38	284,032	$2.42
$8.92	18,877	5.0	8.92	18,877	8.92
$11.36—$14.16	43,473	3.3	13.69	43,473	13.69
$16.13—$17.17	48,851	1.3	16.44	48,851	16.44

	581,888	6.4	$4.62	395,233	$5.70

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M—BENEFIT PLANS—(continued).

A summary of unvested options as of, and changes during the year ended, December 31, 2012, were as follows:

Number
Unvested options:
Beginning of period	269,875
Granted	0
Forfeited	(888)
Vested during the period	(82,332)

Unvested options at December 31, 2012	186,655

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010, was $0 as no options were exercised.

As of December 31, 2012, there was $170,000 of total unrecognized compensation cost related to non-vested stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.0 years.

In 2009, Camco granted 50,000 restricted shares of stock out of the current authorized common stock related to an employment agreement. The issuance of restricted stock vested in four equal annual increments beginning in 2010.

In March 2012, Camco granted 262,492 shares of restricted stock with an impact to unearned/deferred compensation of $625,000. The stock was granted under the Camco Financial Corporation 2010 Equity Plan to officers based on 2011 performance. The issuance of the restricted stock vests over three years, 20% on the date of the award, 20% on the date that the Compensation Committee certifies Camco’s 2012 financial results and 60% on the date that the Compensation Committee certifies Camco’s 2013 financial results (such results are expected to be certified in the first quarter of 2013 and 2014, respectively). However, if Camco’s pre-tax earnings for the fiscal year ending December 31, 2012 or 2013 are not equal to or greater than the budgeted pre-tax earnings for the fiscal year ending December 31, 2011; the participant will forfeit 25% of the equity award that is to vest on such date. Additionally, the shares may not be transferred for one year after vesting. The grant date fair value per share of restricted stock is the stock price at close on grant date, which is being expensed on a straight-line basis during the vesting period.

In October 2012, Camco granted 53,187 shares of restricted stock awards with an impact to unearned / deferred compensation of $94,150. The stock was granted under the Camco Financial Corporation 2010 Equity Plan to James E. Huston based on 2012 performance. The issuance of the restricted stock vested immediately.

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M—BENEFIT PLANS (continued)

The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to voting rights and dividends if declared. A summary of restricted stock award activity for the period is presented below:

	Non-vested Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2011	37,500	$2.50
Vested	(12,500)	2.50

Non-vested balance at December 31, 2011	25,000	$2.50
Granted	315,679	2.28
Vested	(118,166)	2.12
Forfeit	(2,524)	2.38

Non-vested balance at December 31, 2012	219,989	$2.39

At December 31, 2012, there was approximately $370,000 of compensation cost that has not yet been recognized related to restricted stock awards. That cost is expected to be recognized over the twelve months in 2013.

NOTE N—CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION

The following condensed financial statements summarize the financial position of the Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years ended December 31, 2012, 2011 and 2010:

CAMCO FINANCIAL CORPORATION

STATEMENTS OF FINANCIAL CONDITION

December 31,

(In thousands)

	2012	2011
ASSETS
Cash in Advantage	$416	$946
Investment securities designated as available for sale	44	52
Investment in Advantage	62,726	48,186
Office premises and equipment – net	7	1
Cash surrender value of life insurance	1,719	1,669
Other assets	1,446	72

Total assets	$66,358	$51,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other accrued liabilities	$1,631	$1,221
Borrowings	5,000	5,000

Total liabilities	6,631	6,221
Stockholders’ equity	59,727	45,605

Total liabilities and stockholders’ equity	$66,358	$51,826

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE N—CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION (continued).

CAMCO FINANCIAL CORPORATION

STATEMENTS OF OPERATIONS

Year ended December 31,

(In thousands)

	2012	2011	2010
Income
Interest and other income	$72	$87	$57
Equity in undistributed earnings (loss) of Advantage	5,082	1,346	(12,963)
Excess distribution from Camco Title	0	26	237

Total earnings (loss)	5,154	1,459	(12,669)
Interest expense	423	343	343
General, administrative and other expense	586	897	907

Earnings (loss) before federal income tax credits	4,145	219	(13,919)
Federal income tax expense (credits)	(18)	5	640

Net earnings (loss)	$4,163	$214	$(14,559)

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE N—CAMCO FINANCIAL CORPORATION CONDENSED FINANCIAL INFORMATION (continued).

CAMCO FINANCIAL CORPORATION

STATEMENTS OF CASH FLOWS

Year ended December 31,

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net earnings (loss) for the year	$4,163	$214	$(14,559)
Adjustments to reconcile net earnings (loss) to net cash flows provided by operating activities:
Equity in undistributed (earnings) loss of Advantage	(5,082)	(1,346)	12,963
Equity in undistributed earnings of Camco Title	0	0	(237)
Depreciation and amortization	1	61	98
Gain on sale of assets	0	(10)	0
(Gain) loss on sale of investments	(1)	9	0
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	(1)	53	30
Accounts payable and other liabilities	439	352	211
Liquidation of Camco Title	0	567	0
Accrued federal income taxes	0	(4,278)	4,482
Deferred federal income taxes	0	0	3

Net cash provided by (used in) operating activities	(481)	(4,378)	2,991
Cash flows from investing activities:
Net increase in cash surrender value of life insurance	(50)	(55)	(38)
Proceeds from sale of office premises	0	997	0
Additions to office premises and equipment	(7)	(2)	0
Proceeds from sale of investments	8	41	0
Proceeds from redemption of life insurance	0	199	0
Decrease in interest-bearing deposits in other financial institutions	0	262	133

Net cash provided by (used in) investing activities	(49)	1,442	95
Cash flows from financing activities:
Additional common stock	5,714	0	0
Warrants	1,411	0	0
Additional paid in capital related to offering	2,256	0	0
Downstream of cash to Advantage	(9,381)	0	0

Net cash used in financing activities	(0)	0	0

Net increase (decrease) in cash and cash equivalents	(530)	(2,936)	3,086
Cash at beginning of year	946	3,882	796

Cash at end of year	$416	$946	$3,882

CAMCO FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE O—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables summarize the Corporation’s quarterly results for the years ended December 31, 2012 and 2011.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
2012:
Total interest income	$7,509	$7,765	$7,936	$8,413
Total interest expense	1,705	1,780	2,023	2,224

Net interest income	5,804	5,985	5,913	6,189
Provision for losses on loans	(1,455)	457	137	1,005
Other income	2,489	1,851	1,679	1,980
General, administrative and other expenses	6,944	6,948	7,035	6,714

Earnings before income taxes	2,804	431	420	450
Federal income taxes (credits) (1)	20	(53)	(62)	37

Net earnings	$2,784	$484	$482	$413

Earnings per share: (2)
Basic	$0.27	$0.07	$0.06	$0.06

Diluted	$0.27	$0.07	$0.06	$0.06

(1)	The quarterly federal income taxes are related to 100% deferred tax valuation.
(2)	The quarterly earnings per share does not calculate to year to date due to the additional shares in November related to the rights offering that heavily weighted the fourth quarter.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
2011:
Total interest income	$8,669	$8,886	$9,080	$9,602
Total interest expense	2,318	2,420	2,644	2,992

Net interest income	6,351	6,466	6,436	6,610
Provision for losses on loans	(759)	228	1,797	1,013
Other income	1,255	1,185	1,028	3,030
General, administrative and other expenses	7,501	7,255	7,141	7,427

Earnings (loss) before income taxes (credits)	864	168	(1,474)	1,200
Federal income taxes (credits) (1)	2	5	(11)	548

Net earnings (loss)	$862	$163	$(1,463)	$652

Earnings (loss) per share:
Basic	$0.12	$0.02	$(0.20)	$0.09

Diluted	$0.12	$0.02	$(0.20)	$0.09

(1)	The first quarter federal income tax is related to the sale of securities.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Corporation has carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2012. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2012.

There were no changes in Camco’s internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

The information under the section “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” in Item 8 of this Form 10-K, is incorporated herein by reference.

Item 9B.	Other Information.

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information contained under the captions “Election of Directors,” “Incumbent Directors,” “Executive Officers,” “Board Meetings, Committees, Risk Oversight and Compensation of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed by Camco on or about April 24, 2013 (“2013 Proxy Statement”), is incorporated herein by reference.

Camco has adopted a Code of Ethics that applies to all directors and employees. The Code of Ethics is posted on Camco’s website at www.camcofinancial.com.

Item 11.	Executive Compensation.

The information contained in the 2013 Proxy Statement under the captions, “Board Meetings, Committees, Risk Oversight and Compensation of Directors”, “Compensation of Executive Officers” and “Employment and Change of Control Agreements” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the 2013 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

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

The following table shows, as of December 31, 2012, the number of shares of common stock issuable upon the exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of shares of common stock remaining for future issuance under the Plans, excluding shares issuable upon exercise of outstanding stock options.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	581,888	$4.62	360,683

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2013 Proxy Statement under the captions “Related Person Transactions” and “Board Meetings, Committees, Risk Oversight and Compensation of Directors” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information contained in the 2013 Proxy Statement under the captions “Audit and Risk Management Committee Report” and “Audit Fees” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibits.

3(i)	Certificate of Incorporation
3(ii)	Bylaws
3(iii)	Amended Certificate of Incorporation
4(i)	Letter of Agreement to Furnish Copies of Long-term Debt Instruments and Agreements
4(ii)	Specimen Common Stock Certificate of Camco Financial Corporation
4(iii)	Form of Warrant Certificate of Camco Financial Corporation
10(i)	Employment Agreement between Camco and James E. Huston
10(ii)	Form of 2002 Salary Continuation Agreement
10(iii)	Form of 1996 Salary Continuation Agreement
10(iv)	Form of Executive Deferred Compensation Agreement
10(v)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan
10(vi)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan
10(vii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan
10(viii)	Camco Financial Corporation 2002 Equity Incentive Plan
10(ix)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan
10(x)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity and Incentive Plan
10(xi)	Camco Financial Corporation 1995 Stock Option and Incentive Plan
10(xii)	Westwood Homestead Financial Corporation 1997 Stock Option Plan
10(xiii)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan
10(xiv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan
10(xv)	2011 Incentive Award Plan
10(xvi)	Change of Control Agreement including Attachment A listing participants
10(xvii)	Restricted Stock Award Agreement of James E. Huston
10(xviii)	Stock Option Award Agreement of James E. Huston
10(xix)	Amendment to 1997 Stock Option Plan
10(xx)	Amendment to 2002 Stock Option Plan
10 (xxi)	Amendment to Change of Control Agreements
10 (xxii)	Amendment to Salary Continuation Agreements
10 (xxiii)	Camco Financial Corporation 2010 Equity Incentive Plan
10 (xxiv)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity and Incentive Plan
10 (xxv)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity and Incentive Plan
10 (xxvi)	Post 2011 Deferred Directors Compensation Plan
10 (xvii)	Salary Continuation Agreement for James E. Huston
10 (xviii)	2012 Consent Order
10 (xxix)	Second Amendment to Deferred Directors Compensation Plan
10 (xxx)	2010 Salary Continuation Agreement
10 (xxxi)	2012 Incentive Award Plan
10 (xxxii)	Camco Financial Corporation and Affiliates Officer Incentive Plan
10 (xxxiii)	Form of Restricted Stock Award Agreement
11	Statement regarding computation of per share earnings
14	Code of Ethics
21	Subsidiaries of Camco
23	Consent of Plante & Moran PLLC regarding Camco’s Consolidated Financial
Statements and Form S-8
31(i)	Certification of Chief Executive Officer
31(ii)	Certification of Chief Financial Officer
32(i)	Certification of Chief Executive Officer
32(ii)	Certification of Chief Financial Officer
Exhibit 101.lNS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

By	/s/ Jeffrey T. Tucker	By	/s/ James D. Douglas
	Jeffrey T. Tucker, Lead Director		James D. Douglas, Director

Date: March 19, 2013		Date: March 19, 2013

By	/s/ Carson K. Miller	By	/s/ Terry A. Feick
	Carson K. Miller, Director		Terry A. Feick, Director

Date: March 19, 2013		Date: March 19, 2013

By	/s/ Edward D. Goodyear Edward D. Goodyear, Director	By	/s/ Andrew S. Dix Andrew S. Dix, Director

Date: March 19, 2013		Date: March 19, 2013

By	/s/ J. Timothy Young J. Timothy Young, Director	By	/s/ James P. Spragg James P. Spragg, Director

Date: March 19, 2013		Date: March 19, 2013

By	/s/ Norman G. Cook Norman G. Cook, Director	By	/s/ John E. Kirksey John E. Kirksey, Chief Financial Officer

Date: March 19, 2013		Date: March 19, 2013

INDEX TO EXHIBITS

ITEM	DESCRIPTION	DOCUMENT REFERENCE

Exhibit 3(i)	Third Restated Certificate of Incorporation of Camco Financial Corporation, as amended	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Film no. 04668873 (“2003 Form 10-K”), Exhibit 3(i)

Exhibit 3(ii)	2003 Amended and Restated By-Laws of Camco Financial Corporation, as amended	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, film no. 07695291 Exhibit 3(ii)

Exhibit 3(iii)	Third Restated Certificate of Corporation, as amended	Filed herewith

Exhibit 4(i)	Letter of Agreement to Furnish Copies of Long-term Debt Instruments and Agreements	Filed herewith

Exhibit 4(ii)	Specimen Common Stock Certificate of Camco Financial Corporation	Incorporated by reference to Camco’s Form S-1/A filed on August 29, 2012, film no. 121062177, Exhibit 4(i)

Exhibit 4(iii)	Form of Warrant Certificate of Camco Financial Corporation	Incorporated by reference to Camco’s Form S-1/A filed on August 29, 2012, film no. 121062177, Exhibit 4(ii)

Exhibit 10(i)	Employment Agreement dated December 31, 2008, by and between Camco Financial Corporation and James E. Huston	Incorporated by reference to Camco’s 8-K filed on January 7, 2009, film no. 09512081 (“2009 8-K”), Exhibit 10

Exhibit 10(ii)	Form of 2002 Salary Continuation Agreement, including individualized Schedule A’s for each participant	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(iv)

Exhibit 10(iii)	Form of 1996 Salary Continuation Agreement, including Schedule A for Edward A. Wright	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 film no. 05684554 (“2004 Form 10-K”), Exhibit 10(iv)

Exhibit 10(iv)	Form of Executive Deferred Compensation Agreement	Incorporated by reference to Camco’s 2003 Form 10-K, Exhibit 10(vi)

Exhibit 10(v)	First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90142, Exhibit 4.01

Exhibit 10(vi)	Incentive Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s 2004 Form 10-K, Exhibit 10(vii)

Exhibit 10(vii)	Non-Qualified Stock Option Award Agreement Pursuant to the First Ashland Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s 2004 Form 10-K, Exhibit 10(viii)

Exhibit 10(xiii)	Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90152, Exhibit 4.01

Exhibit 10(ix)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s Form 8-K filed on February 2, 2005, film no. 05570393 (“2005 8-K”), Exhibit 10.5

INDEX TO EXHIBITS (continued)

ITEM	DESCRIPTION	DOCUMENT REFERENCE

Exhibit 10(x)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2002 Equity Incentive Plan	Incorporated by reference to Camco’s 2004 Form 10-K, Exhibit 10(xi)

Exhibit 10(xi)	Camco Financial Corporation 1995 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on June 10, 2002, File Number 333-90166, Exhibit 4.01

Exhibit 10(xii)	Westwood Homestead Financial Corporation 1997 Stock Option and Incentive Plan	Incorporated by reference to Camco’s Form S-8 filed on January 5, 2000, File Number 333-94113, Exhibit 4.01

Exhibit 10(xiii)	Incentive Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8-K, Exhibit 10.4

Exhibit 10(xiv)	Non-Qualified Stock Option Award Agreement Pursuant to the Westwood Homestead Financial Corporation 1997 Stock Option Plan	Incorporated by reference to the 2005 8-K, Exhibit 10.3

Exhibit 10(xv)	2011 Incentive Plan	Incorporated by reference to the Form 8-K filed on April 26, 2011, as amended by the Form 8-K on December 20, 2011

Exhibit 10(xvi)	Change of Control Agreement including Attachment A listing participants	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, film no. 09689952

Exhibit 10(xvii)	(“2008 Form 10-K”) Exhibit 10(xvii) Restricted Stock Award Agreement of James E. Huston	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xviii)

Exhibit 10(xviii)	Stock Option Award Agreement of James E. Huston	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xix)

Exhibit 10 (xix)	First Amendment to Westwood 1997 Stock Option and Incentive Plan	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xx)

Exhibit 10 (xx)	First Amendment to Camco 2002 Equity Incentive Plan	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xxi)

Exhibit 10 (xxi)	Second Amendment to Change of Control Agreements	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xxii)

Exhibit 10 (xxii)	First Amendment to Salary Continuation Agreements	Incorporated by reference to the 2008 Form 10-K, Exhibit 10(xxiii)

Exhibit 10 (xxiii)	2010 Camco Financial Equity and Incentive Plan	Incorporated by reference from Exhibit A to the Definitive Proxy filed on April 19, 2010

INDEX TO EXHIBITS (continued)

Exhibit 10 (xxiv)	Incentive Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity and Incentive Plan	Incorporated by reference to the Form 8-K filed on March 10, 2011, Exhibit 10.1

Exhibit 10 (xxv)	Non-Qualified Stock Option Award Agreement Pursuant to the Camco Financial Corporation 2010 Equity and Incentive Plan	Incorporated by reference to the Form 8-K filed on March 10, 2011, Exhibit 10.2

Exhibit 10 (xxvi)	Post 2011 Deferred Directors Compensation Plan	Incorporated by reference to the 2011 Form 10-K, Exhibit 10(xxvii)

Exhibit 10 (xxvii)	Salary Continuation Agreement James E. Huston	Incorporated to reference by the 2011 Form 10-K, Exhibit 10(xxviii)

Exhibit 10 (xviii)	2012 Consent Order	Incorporated to reference by the 2011 Form 10-K, Exhibit 10(xxix)

Exhibit 10 (xxix)	Second Amendment to Deferred Directors Plan	Incorporated to reference by the 2011 Form 10-K, Exhibit 10(xxx)

Exhibit 10 (xxx)	2010 Salary Continuation Agreement	Incorporated by reference to Camco’s Report on Form 8-K filed on May 16, 2012, Exhibit 10.1

Exhibit 10 (xxxi)	2012 Incentive Award Plan	Incorporated by reference to Camco’s Report on Form 8-K filed on April 13, 2012, Exhibit 10.1

Exhibit 10 (xxxii)	Camco Financial Corporation and Affiliates Officer Incentive Plan	Incorporated by reference to Camco’s Report on Form 8-K filed on May 18, 2012, Exhibit 10.1

Exhibit 10 (xxxiii)	Form of Restricted Stock Award Agreement	Incorporated by reference to Camco’s Report on Form 8-K filed on October 15, 2012, Exhibit 10.1

Exhibit 11	Statement regarding computation of per share earnings	Included as Note A to the consolidated financial statements in Item 8

Exhibit 21	Subsidiaries of Camco	Incorporated to reference to the 2011 Form 10-K, Exhibit 21

Exhibit 23	Consent of Plante & Moran PLLC	Filed herewith

Exhibit 31(i)	Section 302 Certification by Chief Executive Officer	Filed herewith

Exhibit 31(ii)	Section 302 Certification by Principal Financial and Accounting Officer	Filed herewith

Exhibit 32(i)	Section 1350 Certification by Chief Executive Officer	Filed herewith

Exhibit 32(ii)	Section 1350 Certification by Principal Financial and Accounting Officer	Filed herewith

Exhibit 101.lNS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document