Form 10-Q
period 2013-03-31
CAMCO FINANCIAL CORP
filed 2013-05-13
CIK 16614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 6, 2013, the latest practicable date, 13,547,607shares of the registrant’s common stock, $1.00 par value, were outstanding.

Camco Financial Corporation

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and due from banks	$13,982	$13,815
Federal Reserve	98,620	39,199
Interest-bearing deposits in other financial institutions	5,610	5,365

Cash and cash equivalents	118,212	58,379
Securities available for sale, at market	38,590	85,298
Securities held to maturity, at cost	842	903
Loans held for sale—at lower of cost or market	3,824	6,544
Loans receivable – net	543,648	554,575
Office premises and equipment – net	8,177	8,105
Real estate acquired through foreclosure	9,146	10,581
Federal Home Loan Bank stock—at cost	9,888	9,888
Accrued interest receivable	2,449	2,631
Mortgage servicing rights – at lower of cost or market	3,350	3,245
Prepaid expenses and other assets	4,492	3,525
Cash surrender value of life insurance	20,744	20,585

Total assets	$763,362	$764,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$626,741	$627,224
Other Borrowings	10,763	10,923
Advances from the Federal Home Loan Bank	53,218	53,297
Advances by borrowers for taxes and insurance	1,848	2,635
Accounts payable and accrued liabilities	10,081	10,453

Total liabilities	702,651	704,532
Commitments	0	0
Stockholders’ equity:
Preferred stock—$1 par value; authorized 100,000 shares; no shares outstanding	0	0
Common stock—$1 par value; authorized 29,900,000 shares; 15,208,201 and 14,911,949 shares issued at March 31, 2013 and December 31, 2012 respectively	15,208	14,912
Additional paid-in capital	63,913	63,310
Warrants—2,676,570 at March 31, 2013 and 2,857,107 at December 31, 2012	1,321	1,411
Retained earnings	5,012	4,513
Accumulated other comprehensive income (loss)	(6)	100
Unearned compensation	(623)	(405)
Treasury stock—1,678,913 shares at March 31, 2013 and December 31, 2012, at cost	(24,114)	(24,114)

Total stockholders’ equity	60,711	59,727

Total liabilities and stockholders’ equity	$763,362	$764,259

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended March 31,

(In thousands, except per share data)

	2013	2012
	(unaudited)
Interest and dividend income
Loans	$6,590	$8,213
Investment securities	119	87
Other interest-earning accounts	149	113

Total interest and dividend income	6,858	8,413
Interest Expense
Deposits	1,033	1,551
Borrowings	426	673

Total interest expense	1,459	2,224

Net interest income	5,399	6,189
Provision for losses on loans	100	1,005

Net interest income after provision for losses on loans	5,299	5,184
Other income
Late charges, rent and other	301	328
Loan servicing fees	276	281
Service charges and other fees on deposits	462	490
Gain on sale of loans	689	564
Mortgage servicing rights – net	105	102
Gain on sale of investments	61	0
Loss on sale of fixed assets	0	(3)
Income on cash surrender value of life insurance	208	218

Total other income	2,102	1,980
General, administrative and other expenses
Employee compensation and benefits	3,509	3,147
Occupancy and equipment	745	711
Federal deposit insurance premiums	441	454
Data and transaction processing	471	478
Advertising	144	87
Franchise taxes	230	183
Postage, supplies and office expenses	241	256
Travel, training and insurance	61	50
Professional services	329	538
Real estate owned and other expenses	539	647
Loan expenses	137	163

Total general, administrative and other expense	6,847	6,714

Earnings before federal income taxes	554	450
Federal income taxes	55	37

NET EARNINGS	$499	$413

EARNINGS PER SHARE
Basic	$0.04	$0.06

Diluted	$0.03	$0.06

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31,

(In thousands)

	2013	2012
	(unaudited)
Net earnings	$499	$413
Other comprehensive income, net of tax:
Unrealized holding losses on securities during the period, net of tax effects of $(34) and $(37) in 2013 and 2012, respectively	(66)	(73)
Reclassification adjustment for realized gains included in net earnings, net of taxes of $(21) in 2013	(40)	0

Comprehensive income	$393	$340

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31,

(In thousands)

	2013	2012
	(unaudited)
Cash flows from operating activities:
Net earnings for the period	$499	$413
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees	(38)	(70)
Amortization of premiums and discounts on investment and mortgage-backed securities – net	(13)	10
Amortization of mortgage servicing rights – net	125	70
Depreciation and amortization	334	327
Provision for losses on loans	100	1,005
Stock based compensation expense	218	164
Provisions for losses on REO	228	100
Gain on sale of real estate acquired through foreclosure	(82)	0
Gain on sale of investments	(61)	0
Gain on sale of loans	(689)	(564)
Loss on sale of assets	0	3
Loans originated for sale in the secondary market	(27,302)	(23,711)
Proceeds from sale of loans in the secondary market	30,711	26,782
Net increase in cash surrender value of life insurance	(159)	(174)
Increase (decrease) in cash due to changes in:
Accrued interest receivable	182	136
Prepaid expenses and other assets	(917)	82
Accrued interest and other liabilities	(372)	126

Net cash provided by operating activities	2,764	4,699

Cash flows provided by (used in) investing activities:
Principal repayments, maturities on securities held to maturity	61	76
Principal repayments, maturities on securities available for sale	24,089	2,858
Purchases of investment securities designated as available for sale	(1,499)	(44,961)
Proceeds from sale of investments	24,031	0
Redemption of FHLB Stock	0	0
Loan principal repayments	75,750	68,498
Loan disbursements	(65,848)	(47,721)
Proceeds from sale of office premises and equipment	0	19
Additions to office premises and equipment	(406)	(233)
Proceeds from sale of real estate acquired through foreclosure	2,022	303

Net cash provided by (used in) investing activities	58,200	(21,161)

Net cash provided by (used in) operating and investing activities balance carried forward	60,964	(16,462)

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the three months ended March 31,

(In thousands)

	2013	2012
	(unaudited)
Net cash provided by (used in) operating and investing activities (balance brought forward)	$60,964	$(16,462)
Cash flows used in financing activities:
Net increase (decrease) in deposits	(483)	21,594
Proceeds from Federal Home Loan Bank advances and other borrowings	19,223	26,537
Repayment of Federal Home Loan Bank advances and other borrowings	(19,462)	(28,893)
Net proceeds from exercised warrants	378	0
Decrease in advances by borrowers for taxes and insurance	(787)	(719)

Net cash provided by (used in) financing activities	(1,131)	18,519

Increase in cash and cash equivalents	59,833	2,057
Cash and cash equivalents at beginning of period	58,379	38,374

Cash and cash equivalents at end of period	$118,212	$40,431

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$1,305	$2,187
Income taxes paid	0	0
Transfers from loans to real estate acquired through foreclosure	1,043	2,123

CAMCO FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Shares outstanding	Common stock	Additional paid-in capital	Warrants fair value	Retained earnings	Accumulated other comprehensive income (loss)	Unearned compensation	Treasury stock	Total stockholders’ equity
Balance at December 31, 2011	7,205,595	$8,885	$60,528	$0	$350	$(13)	$(31)	$(24,114)	$45,605

Stock Option Expense	0	0	32	0	0	0	(3)	0	29
Net earnings for the three months ended March 31, 2012	0	0	0	0	413	0	0	0	413
Restricted shares granted	262,492	262	362	0	0	0	(625)	0	(1)
Restricted shares expense	0	0		0	0	0	136	0	136
Other comprehensive income (loss)	0	0	0	0	0	(73)	0	0	(73)

Balance at March 31, 2012	7,468,087	$9,147	$60,922	$0	$763	$(86)	$(523)	$(24,114)	$46,109

Balance at December 31, 2012	13,233,036	$14,912	$63,310	$1,411	$4,513	$100	$(405)	$(24,114)	$59,727

Stock Option Expense	0	0	31	0	0	0	0	0	31
Stock issued related to exercise of warrants	180,537	180	288	(90)	0	0	0	0	378
Net earnings for the three months ended March 31, 2013	0	0	0	0	499	0	0	0	499
Restricted shares granted	115,714	116	284	0	0	0	(361)	0	39
Restricted shares expense	0	0	0	0	0	0	143	0	143
Other comprehensive income (loss)	0	0	0	0	0	(106)	0	0	(106)

Balance at March 31, 2013	13,529,287	$15,208	$63,913	$1,321	$5,012	$(6)	$(623)	$(24,114)	$60,711

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2012. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended March 2013, are not necessarily indicative of the results which may be expected for the entire year.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Camco and its wholly-owned subsidiary, Advantage Bank (“Advantage” or the “Bank”). All significant intercompany balances and transactions have been eliminated.

3.	Critical Accounting Policies

The preparation of these financial statements requires Camco to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of mortgage servicing rights, the valuation of deferred tax assets and other real estate owned.

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

MSRs are recognized as separate assets or liabilities when loans are sold with servicing retained. A pooling methodology, in which loans with similar characteristics are “pooled” together. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that the Bank could expect to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated fair value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the MSRs.

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

Income tax returns are subject to audit by the IRS. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. During 2011, the IRS began an examination of the Corporation’s tax returns for the year ended December 31, 2009. The IRS has taken the position the Corporation took bad debt deductions prematurely. The Corporation disagrees. The matter was not resolved at the examination level, therefore, the Corporation contested the matter to the IRS Office of Appeals. Management believes it is more likely than not that the Corporation will be successful in the appeals process. If the IRS prevails, the Corporation may be required to repay approximately $1.57 million of tax refunds it had received as a result of a carryback of a net operating loss and the Corporation will increase its net operating loss tax carry forward by the same amount as the disallowed deduction. The Corporation has a 100% valuation allowance against its deferred tax asset. In the event that the Corporation does not prevail on appeals and the deferred tax asset has a 100% valuation allowance, the Corporation will be required to take a charge of income tax expense in the amount of $1.57 million plus assessed statutory interest.

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

	For the three months ended March 31,
	2013	2012
	(In thousands)
BASIC:
Net Earnings	$499	$413
Weighted average common shares outstanding	13,387	7,220

Basic earnings per share	$0.04	$0.06

DILUTED:
Net Earnings	$499	$413
Weighted average common shares outstanding	13,387	7,220
Dilutive effect of warrants	891	0
Dilutive effect of stock options	114	0

Total common shares and dilutive potential common shares	14,392	7,220
Diluted earnings per share	$0.03	$0.06

Anti-dilutive options to purchase 94,633 and 581,666 shares of common stock with respective weighted-average exercise prices of $13.73 and $4.71 were outstanding at March 31, 2013 and 2012, respectively, but were excluded from the computation of common share equivalents for each of the three month periods, because the exercise prices were greater than the average market price of the common shares.

5.	Stock Based Compensation

The Corporation follows a fair-value based method for valuing stock-based compensation that measures compensation cost at the grant date based on the fair value of the award.

The fair value of each option granted was estimated on the date of grant using the modified Black-Scholes options-pricing model.

In 2012 and 2013, no options were granted as the Corporation awarded restricted shares in lieu of options related to goals achieved within the 2011 and 2012 officer incentive plan.

A summary of the status of the Corporation’s stock option plans as of March 31, 2013 and December 31, 2012, and changes during the periods ending on those dates is presented below:

	Three Months ended March 31, 2013			Year ended December 31, 2012
	Shares	Weighted- average exercise price		Shares	Weighted- average exercise price
Outstanding at beginning of period	581,888		$4.62	587,342		$4.68
Granted	0		0	0		0
Exercised	0		0	0		0
Forfeited	(316)		2.51	(5,454)		10.63
Expired	(16,518)		16.13	0		0

Outstanding at end of period	565,054		$4.29	581,888		$4.62

Options exercisable at period end	456,473		$4.76	395,233		$5.70

Weighted-average fair value of options granted during the period		$	N/A		$	N/A

The following information applies to options outstanding at March 31, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)	Weighted- Average Exercise Price	Number Exercisable	Aggregate Intrinsic Value(1)	Weighted- Average Exercise Price
$1.90 – $2.51	470,371	7.0		$2.39	361,790		$2.41
$8.92	18,877	4.8		8.92	18,877		8.92
$11.36 – $14.16	43,473	3.1		13.69	43,473		13.69
$16.16 – $17.17	32,333	1.7		16.60	32,333		16.60

	565,054	6.4	$463,186	$4.29	456,473	$347,856	$4.76

(1)	The intrinsic value is based on the difference of Camco Financial’s stock price on grant date and the stock price at March 31, 2013.

A summary of unvested options as of, and changes during the period ended, March 31, 2013, were as follows:

	Number	Intrinsic Value
Unvested options:
Beginning of period	186,655	$193,447
Granted	0	0
Forfeited	0	0
Vested during the period	(78,074)	(78,118)

Unvested options at March 31, 2013	108,581	$158,329

The total intrinsic value of options exercised during the three months ended March, 2013 and for the year ended December 31, 2012, was $0 as no options were exercised.

As of March 31, 2013, there was $140,000 of total unrecognized compensation cost related to non-vested stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.8 years.

In 2009, Camco granted 50,000 restricted shares of stock out of the current authorized common stock related to an employment agreement. The issuance of restricted stock vested in four equal annual increments beginning in 2010.

In March 2012, Camco granted 262,492 shares of restricted stock with an impact to unearned/deferred compensation of $625,000. The stock was granted under the Camco Financial Corporation 2010 Equity Plan to officers based on 2011 performance. The issuance of the restricted stock vests over three years, 20% on the date of the award, 20% on the date that the Compensation Committee certifies Camco’s 2012 financial results and 60% on the date that the Compensation Committee certifies Camco’s 2013 financial results (such results are expected to be certified in the first quarter of 2014). However, if Camco’s pre-tax earnings for the fiscal year ended December 31, 2013 are not equal to or greater than the pre-tax earnings for the fiscal year ended December 31, 2011; the participant will forfeit 25% of the equity award that is to vest on such date. The fair value per share of restricted stock is the stock price at close on the grant date, which value is expensed on a straight-line basis during the vesting period.

In October 2012, Camco granted 53,187 shares of restricted stock with an impact to unearned/deferred compensation of $94,150. The stock was granted under the Camco Financial Corporation 2010 Equity Plan based on achievement of a 2012 performance goal. The restricted stock vested immediately.

In February 2013, Camco granted 90,428 shares of restricted stock with an impact to unearned/deferred compensation of $313,785 of which $62,760 was expensed in the prior year related to shares which immediately vested. The stock was granted under the Camco Financial Corporation 2010 Equity Plan to officers based on 2012 performance of which 7,378 shares of the 90,428 shares granted were withheld for tax purposes related to shares which immediately vested. The issuance of the restricted stock vests over three years, 20%, which equated to 10,700 shares, on the date of the award, 20% on the date that the Compensation Committee certifies Camco’s 2013 financial results and 60% on the date that the Compensation Committee certifies Camco’s 2014 financial results (such results are expected to be certified in the first quarter of 2014 and 2015, respectively). However, if Camco’s pre-tax earnings for the fiscal year ending December 31, 2013 or 2014 are not equal to or greater than the budgeted pre-tax earnings for the fiscal year ended December 31, 2012; the participant will forfeit 25% of the equity award that is to vest on such date. Additionally, the shares may not be transferred for one year after vesting except for settlement of taxes. The fair value per share of restricted stock is the stock price at close on the grant date, which value is expensed on a straight-line basis during the vesting period.

In February 2013, Camco granted 81,391 shares of restricted stock awards with an impact to unearned/deferred compensation of $282,427 of which $141,212 was expensed in the prior year related to shares which immediately vested. The stock was granted under the Camco Financial Corporation 2010 Equity Plan based on 2012 performance of which 29,331 shares of the 81,391 shares granted were withheld for tax purposes related to an 83B election. The issuance of the restricted stock vests 50% which equated to 11,364 shares, on the date of the award and 50% on the date that the Compensation Committee certifies Camco’s 2013 financial results.

The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to voting rights and dividends if declared. A summary of restricted stock award activity for the period is presented below:

	Non-vested Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance at December 31, 2012	219,989	$2.39
Granted	171,819	$3.47
Vested	(123,134)	$2.91

Non-vested balance at March 31, 2013	268,674	$2.84

At March 31, 2013, there was approximately $620,000 of compensation cost that had not been recognized related to restricted stock awards. That cost is expected to be recognized over the next 21 months.

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

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At March 31, 2013 and December 31, 2012, the fair value of loan commitments was not material.

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

Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

	Carrying value	Fair value	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2013
Financial assets
Cash and cash equivalents	$118,212	$118,212	$118,212	$0	$0
Investment securities available for sale	38,590	38,590	0	38,546	44
Investment securities held to maturity	842	893	0	893	0
Loans held for sale	3,824	3,951	0	3,951	0
Loans receivable	543,648	527,976	0	0	527,976
Federal Home Loan Bank stock	9,888	9,888	0	0	9,888
Accrued interest receivable	2,449	2,449	0	0	2,449
Financial liabilities
Deposits	$626,741	$612,601	$0	$612,601	$0
Advances from the Federal Home Loan Bank	53,218	56,054	0	56,054	0
Repurchase agreements	5,763	5,763	0	5,763	0
Subordinated debentures	5,000	4,830	0	0	4,830
Advances by borrowers for taxes and insurance	1,848	1,848	0	0	1,848
Accrued interest payable	1,847	1,847	0	0	1,847

	Carrying value	Fair value	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2012
Financial assets
Cash and cash equivalents	$58,379	$58,379	$58,379	$0	$0
Investment securities available for sale	85,298	85,298	0	85,254	44
Investment securities held to maturity	903	957	0	957	0
Loans held for sale	6,544	6,759	0	6,759	0
Loans receivable	554,575	544,655	0	0	544,655
Federal Home Loan Bank stock	9,888	9,888	0	0	9,888
Accrued interest receivable	2,631	2,631	0	0	2,631
Financial liabilities
Deposits	$627,224	$622,186	$0	$622,186	$0
Advances from the Federal Home Loan Bank	53,297	56,310	0	56,310	0
Repurchase agreements	5,923	5,923	0	5,923	0
Subordinated debentures	5,000	4,976	0	0	4,976
Advances by borrowers for taxes and insurance	2,635	2,635	0	0	2,635
Accrued interest payable	1,692	1,692	0	0	1,692

The following table presents financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance	Level 1	Level 2	Level 3
March 31, 2013
Securities available for sale:
U.S. government sponsored enterprises	$38,471	$ 0	$38,471	$ 0
Corporate equity securities	44	0	0	44
Mortgage-backed securities	75	0	75	0
December 31, 2012
Securities available for sale
U.S. government sponsored enterprises	$84,071	$ 0	$84,071	$ 0
Corporate equity securities	44	0	0	44
Mortgage-backed securities	1,183	0	1,183	0

The following table presents financial assets and liabilities measured on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance	Level 1	Level 2	Level 3
March 31, 2013
Impaired loans	$23,043	0	0	$23,043
Real estate acquired through foreclosure	9,146	0	0	9,146
December 31, 2012
Impaired loans	$22,727	0	0	$22,727
Real estate acquired through foreclosure	10,581	0	0	10,581

A loan is considered impaired when, based on current information and events, it is probable the Corporation will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the original loan agreement. Loan impairment is measured using the present value of the loan’s expected cash flows discounted at the loan’s effective interest rate, using the loan’s observable market value, or using the fair value of the collateral less costs to sell if the loan is collateral-dependent. Collateral may be in the form of real estate and/or business assets such as accounts receivable, inventory or business equipment. The majority of collateral is real estate. The value of real estate is based on observable market prices and market values provided by independent, licensed or certified appraisers. Collateral values may be discounted based on management’s historical knowledge of the property and/or changes in market conditions from the time of valuation.

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

Although we believe that the allowance for loan losses at March 31, 2013 is adequate to cover losses inherent in the loan portfolio at that date based upon the available facts and circumstances, there can be no assurance that additions to the allowance for loan losses will not be necessary in future periods, which could adversely affect our results of operations. Ohio in general has experienced higher unemployment and some decreases in home values over the past five years like many regions in the U.S., which should comparatively mitigate losses on loans. Nonetheless, these factors, compounded by a very uncertain national economic outlook, may continue to increase the level of future losses beyond our current expectations.

Loans identified as losses by management are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements.

Allowance for loan losses as of March 31, 2013 and 2012 are summarized as follows:

(in thousands)	Construction	Land, Farm & Ag Loans	Residential	Commercial & Non- Residential Real Estate	Consumer	C&I	Multi- Family	Total
Allowance for credit losses:
Beginning balance December 31, 2012	$115	$373	$6,980	$2,011	$162	$1,075	$1,431	$12,147

Charge-offs	0	0	(633)	(105)	(115)	0	(5)	(858)
Recoveries	0	1	120	1	21	0	0	143
Provision	7	44	213	(230)	162	117	(213)	100

Ending balance March 31, 2013	$122	$418	$6,680	$1,677	$230	$1,192	$1,213	$11,532

Ending balance
Individually evaluated for impairment	$0	$65	$612	$178	$68	$21	$347	$1,291
Collectively evaluated for impairment	122	353	6,068	1,499	162	1,171	866	10,241
Portfolio balances:
Individually evaluated for impairment
With no related allowance	$13	$458	$635	$990	$0	$65	$0	$2,161
With related allowance	0	225	11,268	2,709	487	98	6,095	20,882
Collectively evaluated for impairment	13,792	10,331	254,010	129,255	3,571	46,926	74,252	532,137

Ending balance March 31, 2013	$13,805	$11,014	$265,913	$132,954	$4,058	$47,089	$80,347	$555,180

(in thousands)	Construction	Land, Farm & Ag Loans	Residential	Commercial & Non- Residential	Consumer	C&I	Multi- Family	Total
Allowance for credit losses:
Beginning balance December 31, 2011	$35	$554	$8,277	$2,565	$80	$537	$2,484	$14,532
Charge-offs	0	0	(634)	0	0	(46)	(11)	(691)
Recoveries	0	1	50	10	0	39	8	108
Provision	393	488	(727)	1,781	(32)	35	(933)	1,005

Ending balance March 31, 2012	$428	$1,043	$6,966	$4,356	$48	$565	$1,548	$14,954

Ending balance
Individually evaluated for impairment	$4	$373	$424	$395	$12	$27	$412	$1,647
Collectively evaluated for impairment	$424	$670	$6,542	$3,961	$36	$538	$1,136	$13,307
Portfolio balances:
Individually evaluated for impairment
With no related allowance	0	0	788	887	0	107	0	1,782
With related allowance	18	1,197	9,012	6,538	123	380	4,611	21,879

Collectively evaluated for impairment	$23,155	$12,686	$297,467	$157,537	$3,410	$37,208	$77,000	$608,463

Ending balance March 31, 2012	$23,173	$13,883	$306,267	$163,962	$3,533	$37,695	$81,611	$630,124

Non-accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when the loan is more than three payments past due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is recognized when the loan is returned to accrual status and all the principal and interest amounts contractually due are brought current (minimum of six months), or future payments are reasonably assured. Future payments interest income will be recognized while the previous payments of interest (during non-accrual status) will be recognized over the life of the loan.

The following table details non-accrual loans at March 31, 2013 and December 31, 2012:

(in thousands)	2013	2012
Construction	$13	$14
Land, Farmland, Agriculture	673	709
Residential / prime	7,063	7,152
Residential / subprime	9,028	9,195
Commercial / Non-residential	1,292	1,967
Consumer	513	491
Commercial and industrial	65	66
Multi Family	0	0

Total	$18,647	$19,594

An age analysis of past due loans, segregated by class of loans were as follows:

March 31, 2013	Loans 30-59 Days Past Due	Loans 60 - 89 Days Past Due	Loans 90+ Days Past Due	Total Past Due	Current	Total Loans	Accruing Loans 90 Days Past Due
(in thousands)
Construction	$0	$0	$0	$0	$13,805	$13,805	$0
Land, Farmland, Ag Loans	64	32	119	215	10,799	11,014	0
Residential / prime	1,555	229	4,950	6,734	202,429	209,163	0
Residential / subprime	1,635	428	5,380	7,443	49,307	56,750	0
Commercial	516	0	990	1,506	131,448	132,954	0
Consumer	2	2	124	128	3,930	4,058	0
Commercial and industrial	0	0	65	65	47,024	47,089	0
Multi Family	0	0	0	0	80,347	80,347	0

Total	$3,772	$691	$11,628	$16,091	$539,089	$555,180	$0

December 31, 2012	Loans 30-59 Days Past Due	Loans 60 - 89 Days Past Due	Loans 90+ Days Past Due	Total Past Due	Current	Total Loans	Accruing Loans 90 Days Past Due
(in thousands)
Construction	$0	$0	$0	$0	$13,815	$13,815	$0
Land, Farmland, Ag Loans	65	32	119	216	13,786	14,002	0
Residential / prime	2,316	906	5,212	8,434	210,217	218,651	0
Residential / subprime	2,509	1,181	4,562	8,252	48,993	57,245	0
Commercial	0	0	1,095	1,095	135,784	136,879	0
Consumer	100	1	28	129	3,919	4,048	0
Commercial and industrial	0	0	66	66	42,028	42,094	0
Multi Family	227	0	0	227	79,761	79,988	0

Total	$5,217	$2,120	$11,082	$18,419	$548,303	$566,722	$0

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

We have included the following information with respect to impairment measurements relating to collateral-dependent loans for better understanding of our process and procedures relating to fair value of financial instruments:

•

Based on policy, a loan is typically deemed impaired (non-performing) once it has gone over three payments or 90 days delinquent or is considered a Troubled Debt Restructuring (“TDR”) See the Modifications section below. Our management of the troubled credit will vary as will the timing of valuations, loan loss provision and charge offs based on a multitude of factors such as, cash flow of the business/borrower, responsiveness of the borrower, communication with the commercial banker, property inspections, property deterioration, and delinquency. Typically, a nonperforming, non-homogeneous collateral dependent loan will be valued and adjusted (if needed) within a time frame as short as 30 days or as many as 180 days after determination of impairment. If impaired, the collateral is then evaluated and an updated appraisal is most typically ordered. Upon receipt of an appraisal or other valuation, we complete an analysis to determine if the impaired loan requires a specific reserve or to be charged down to estimated net realizable value. The time frame may be as short as 30 days or as much as 180 days, when an appraisal is ordered.

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

•

Camco’s policies dictate that an impaired loan subject to partial charge off will remain in a nonperforming status until it is paid current and completes a period of on-time payments that demonstrate that the loan can perform and/or there is some certainty payments will continue. Camco monitors through various system reports any loan whose terms have been modified. These reports identify troubled debt restructures, modifications, and renewals.

•	When circumstances do not allow for an updated appraisal or Camco determines that an appraisal is not needed, the underlying collateral’s fair market value is estimated in the following ways:

•	Camco’s personnel property inspections combined with original appraisal review

•	County Auditor values

•	Broker price opinions

•	Various on-line fair market value estimation programs (i.e. Freddie Mac, Fannie Mae, etc).

Impaired loans are set forth in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)	March 31, 2013			December 31, 2012
With no related allowance recorded:
Construction	$13	$13	$0	$14	$14	$0
Land, Farmland, Ag Loans	458	873	0	558	972	0
Residential	635	802	0	639	804	15
Commercial	990	1,115	0	1,095	1,121	0
Consumer	0	0	0	0	0	0
Commercial and industrial	65	65	0	66	65	0
Multi Family	0	0	0	0	0	0

Total	$2,161	$2,868	$0	$2,372	$2,976	$15

With a related specific allowance recorded:
Construction	$0	$0	$0	$0	$0	$0
Land, Farmland, Ag Loans	225	225	65	230	230	68
Residential	11,268	11,381	612	11,377	11,462	433
Commercial	2,709	2,709	178	2,735	2,735	295
Consumer	487	513	68	496	529	40
Commercial and industrial	98	98	21	107	107	25
Multi Family	6,095	6,095	347	6,120	6,120	416

Total	$20,882	$21,021	$1,291	$21,065	$21,183	$1,277

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Investment Income Recognized
(in thousands)	3 Months Ended March 31, 2013		3 Months Ended March 31, 2012
With no related allowance recorded:
Construction	$14	$1	$18	$0
Land, Farmland, Ag Loans	508	22	0	0
Residential	637	0	831	0
Commercial	1,043	12	888	0
Consumer	0	0	0	0
Commercial and industrial	65	0	107	0
Multi Family	0	0	0	0

Total	$2,267	$35	$1,844	$0

With a related specific allowance recorded:
Construction	$0	$0	$0	$0
Land, Farmland, Ag Loans	228	18	1,200	4
Residential	11,323	428	9,049	83
Commercial	2,722	153	6,575	95
Consumer	491	17	125	2
Commercial and industrial	102	7	389	5
Multi Family	6,107	315	4,622	53

Total	$20,973	$938	$21,960	$242

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

•	Pass (Grade 1-3)

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

Based on the most recent analysis performed, the risk category of non-homogenous loans and leases is as follows:

	(In Thousands)
March 31, 2013	Pass	Watch	Special Mention	Substandard	Total(1)
Construction	$9,293	$4,499	$0	$13	$13,805
Land, Farmland, Ag Loans	9,599	581	0	834	11,014
Commercial	106,812	14,699	6,086	5,357	132,954
Commercial and industrial	46,309	617	0	163	47,089
Multi Family	70,406	3,121	3,386	3,434	80,347

Total	$242,419	$23,517	$9,472	$9,801	$285,209

December 31, 2012	Pass	Watch	Special Mention	Substandard	Total(1)
Construction	$10,586	$3,215	$0	$14	$13,815
Land, Farmland, Ag Loans	13,063	0	0	939	14,002
Commercial	107,065	17,137	6,479	6,198	136,879
Commercial and industrial	39,666	2,256	0	172	42,094
Multi Family	65,142	7,762	3,409	3,675	79,988

Total	$235,522	$30,370	$9,888	$10,998	$286,778

(1)	There were no doubtful loans as of March 31, 2013 or December 31, 2012.

Homogeneous loans are monitored at 60+ days delinquent. See the above schedule on page 19 related to change in allowance for loans which includes all classes of loans, including the loans related to residential and consumer.

Modifications.

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Corporation offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral and/or guarantors may be requested.

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

The following presents by class, information related to loans modified in a TDR during the three months ended March 31, 2013.

	Loans Modified as a TDR for the
	Three Months Ended March 31, 2013
		Recorded
Troubled Debt Restructurings (1)	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)(1)
Residential—prime	3	$774
Residential—subprime	2	348
Multi-Family	2	3,406
Consumer Other	1	3

Total	8	$4,531

(1)

The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported. In 2013, Advantage did not provide any debt forgiveness or charge-off related to modifications.

The following presents by class, information related to loans modified in a TDR during the three months ended March 31, 2012.

	Loans Modified as a TDR for the
	Three Months Ended March 31, 2012
		Recorded
Troubled Debt Restructurings (1)	Number of	Investment
(dollars in thousands)	Contracts	(as of period end)(1)
Residential—prime	5	$247
Residential—subprime	1	22
Commercial	1	300
Consumer Other	1	8

Total	8	$577

(1)

The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following presents by class, loans modified in a TDR from April 1, 2012 through March 31, 2013 that subsequently defaulted (i.e., 60 days or more past due following a modification) during the three months ended March 31, 2013.

	Loans Modified as a TDR
	Within the Previous Twelve Months
	That Subsequently Defaulted During the
	Twelve Months Ended March 31, 2013
		Recorded
Troubled Debt Restructurings (1)	Number of	Investment
(dollars in thousands)	Contracts	(as of period end) (1)
Land, farm & Ag loans	1	$64
Residential—prime	2	135
Residential—subprime	5	397

Total	8	$596

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

	Loans Modified as a TDR
	Within the Previous Twelve Months
	That Subsequently Defaulted During the
	Twelve Months Ended March 31, 2012
		Recorded
Troubled Debt Restructurings (1)	Number of	Investment
(dollars in thousands)	Contracts	(as of period end) (1)
Residential—subprime	1	$102
Commercial and Industrial	1	52

Total	2	$154

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

Overview

During 2012, the economic environment for financial services companies improved slightly, but continued to be challenging. Bankruptcies, foreclosures and prolonged unemployment have continued and the oversupply of housing has limited appreciation of property values.

We will continue to execute our long-term strategic plan to diversify the balance sheet, and improve delinquency, loan quality and our funding mix by reducing borrowings, if possible, and continue to build relationships by increasing transaction-based deposits.

In 2012 and into 2013, we continued our goal of decreasing higher yielding certificates of deposits while increasing “core” deposit growth related to a number of organizational and product development initiatives, which included our suite of commercial and small business checking accounts, online business cash management system, and remote deposit capture solutions. Competition for deposits continues to put pressure on marginal funding costs, despite continued low rates in 2012 and 2013, but our goal is to continue our strategy and build core customer accounts that are normally a lower cost of funding.

Camco has experienced improving trends in asset quality metrics over the past few years. Nonperforming loans continue to decrease, which demonstrates our continued diligence in managing our delinquencies and working with our loan customers in order to reduce losses for them as well as our Corporation. Additionally, the amount of classified loans has decreased not only due to charge offs and sales of various assets, but also due to upgrading the loan quality ratings of various commercial loans related to improved borrower financial performance combined, in some cases, with restructured credit facilities, which has resulted in lower provisions for loan losses.

On November 8, 2012, Camco announced the successful closing of a $10.0 million rights and private offering. Net proceeds of $9.4 million, net of offering costs of $619,000, were invested in Advantage to improve its regulatory capital position in November of 2012 and an additional $345,000 was invested related to the exercise of warrants in first quarter of 2013. Camco plans to continue to build Advantage’s capital levels through earnings in 2013. Additionally, the Corporation has been profitable in the past two years and as we continue to have core profits generating taxable income, our ability to realize our deferred tax assets is being analyzed for possible reversal of some or all of the valuation allowance which in turn would credit income tax expense. This action will occur when circumstances warrant and the likelihood that our net operating loss carry forward and deferred tax assets will more likely than not be realized from future taxable income.

Advantage will be implementing an interest rate protection program for commercial loan customers, which should begin in the second quarter of 2013. Under this program, Advantage will provide its customer with a fixed-rate loan while creating a variable-rate asset for Advantage when the customer enters into an interest rate swap with Advantage on terms that match the loan. Advantage will offset its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty. These interest rate swaps do not qualify as designated hedges, therefore, each swap will be accounted for as a standalone derivative.

Discussion of Financial Condition Changes from December 31, 2012 to March 31, 2013

At March 31, 2013, Camco’s consolidated assets totaled $763.3 million, a decrease of $897,000, or 0.1%, from December 31, 2012. The decrease in total assets resulted primarily from decreases in investment securities and loans receivable, offset partially by increases in federal reserve balances. Loans receivable decreased in the first quarter of 2013, primarily due to the continued pay-downs on loans which have been higher than new production levels.

Residential loan production increased slightly in the first quarter of 2013 due primarily to additional residential lenders hired in the Columbus market area. The continued low interest rate environment resulted in some new residential home loan purchases and additional refinancing in the first quarter of 2013.

Management’s continued focus at the Bank has been on managing credit, reducing risk and concentrations within the loan portfolio and maintaining sufficient liquidity and capital in a challenging economic environment. Continuous progress is being made on addressing these issues, but we expect the economic environment to continue throughout 2013.

Cash and interest-bearing deposits in other financial institutions totaled $118.2 million at March 31, 2013, an increase of $59.8 million, or 102.5%, from December 31, 2012. Cash is currently at higher levels as we continue to review balance sheet structure and ways to improve our capital position in conjunction with ensuring that liquidity is adequate. With this in mind, a significant amount of liquid assets from called and sold securities in the first Quarter were placed in the Federal Reserve account because it is a safer, yet liquid, earning asset.

As of March 31, 2013, securities totaled $39.4 million, a decrease of $46.8 million, or 54.3%, from December 31, 2012, due to the sale of $24.0 million in securities coupled with principal repayments and maturities of $24.1 million. This decrease was offset partially by the purchase of $1.5 million in securities. The sold securities locked in $61,000 of gains, and the cash related to this sale was transferred to the Federal Reserve account which is currently earning 25 basis points. In April 2013, the Bank reinvested the majority of liquid funds in securities, once again to obtain higher yields while maintaining adequate liquidity.

Loans receivable, including loans held for sale, totaled $547.5 million at March 31, 2013, a decrease of $13.6 million, or 2.4%, from December 31, 2012. The decrease resulted primarily from principal repayments of $75.8 million, loan sales of $30.0 million and $1.0 million of loans transferred to real estate owned offset partially by loan disbursements totaling $93.2 million. Principal repayments and payoffs are higher than 2012 as a few large commercial loans were paid off in the first quarter of 2013. The reduction in residential real estate loan balances continues to be affected by the secondary market offering low long-term fixed rates during the first quarter of 2013. Most new purchase customers are currently choosing fixed rate loans and due to the fact that Advantage normally sells fixed rate loans and does not hold them, the portfolio balance of residential loans continues to decrease. As previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, Advantage is continuing to hold approximately $500,000 of new originations per month of 15 year fixed-rate residential loans to reduce run-off of the portfolio and stabilize margin.

Loan originations during the three-month period ended March 31, 2013 included $55.4 million of commercial loans, $34.2 million in loans secured by one- to four-family residential real estate and $3.6 million in consumer and other loans. Our intent is to continue to service our communities in one- to four-family residential, consumer and commercial real estate lending in the future and continue with our strategic plan of generating additional lending opportunities and core relationships.

During the first three months of 2013, the average yield on loans was 4.85% a decrease of 43 basis points as compared to 5.28% for the same period in 2012. The decrease in yield is due to lower effective rates in the loan portfolio during 2013 in connection with the low interest rate environment. As we continue to have payoffs and adjustable rate loans re-price and originate new loans in the current lower rate environment we expect the yield on loans to continue to decrease slightly throughout 2013.

The allowance for loan losses totaled $11.5 million and $12.1 million at March 31, 2013, and December 31, 2012, representing 61.8% and 62.0% of nonperforming loans, respectively, at those dates. Nonperforming loans (loans with three payments delinquent plus nonaccrual loans) totaled $18.6 million and $19.6 million at March 31, 2013 and December 31, 2012, respectively, constituting 3.3% and 3.4% of total net loans, including loans held for sale. See Note 7. Allowance for Loan Losses above for additional information related to change in allowance and delinquency. Net charge-offs totaled $715,000 and $583,000 for the three months ended March 31, 2013 and March 31, 2012, respectively.

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

At March 31, 2013, the Corporation’s other real estate owned (REO) consisted of 135 repossessed properties with a net book value of $9.1 million, a decrease of $1.4 million, compared to December 31, 2012, due to increased sales, including one large sale of $770,000. Initial loss is recorded as a charge to the allowance for loan losses. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The Corporation reflects costs to carry REO as period costs. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property.

The Corporation works with borrowers to avoid foreclosure if possible. Furthermore, if it becomes inevitable that a borrower will not be able to retain ownership of the property, the Corporation often seeks a deed in lieu of foreclosure in order to gain control of the property earlier in the recovery process. The strategy of pursuing deeds in lieu of foreclosure more aggressively should result in a reduction in the holding period for nonperforming assets and ultimately reduce economic losses.

Deposits totaled $626.7 million at March 31, 2013, a decrease of $483,000, or 0.1%, from the total at December 31, 2012. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012		Change
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$75,269	0.00%	$76,490	0.00%	$(1,221)	0.00%
Interest-bearing demand	75,483	0.14	70,472	0.13	5,011	0.01
Money market demand accounts	124,322	0.25	121,437	0.24	2,885	0.01
Savings accounts	56,765	0.05	54,726	0.05	2,039	0.00
Total certificate accounts	294,902	1.25	304,099	1.28	(9,197)	(0.03)

Total deposits	$626,741	0.66%	$627,224	0.69%	$(483)	(0.03)%

The decrease in certificates of deposit was primarily due to decreases in non-core customers (customers who only have a certificate of deposit account with the Bank). We continue to focus and implement our strategy of improving the long-term funding mix of the Bank’s deposit portfolio by developing “core relationships” with customers within our communities, and adding commercial and retail checking accounts. The Corporation is focused on its collection of core deposits. Core deposit balances, generated from customers throughout the Bank’s branch network, are generally a stable source of funds similar to long-term funding, but core deposits such as checking and savings accounts are typically less costly than alternative fixed-rate funding. The Corporation believes that this cost advantage makes core deposits a superior funding source, in addition to providing cross-selling opportunities and fee income possibilities.

Advances from the FHLB and other borrowings totaled $64.0 million at March 31, 2013, a decrease of $238,000, or 0.4%, from the total at December 31, 2012. The decrease in borrowings was primarily due to balances in repurchase agreements which we believe is related to the timing of customer needs.

Stockholders’ equity totaled $60.7 million at March 31, 2013, an increase of $984,000, or 1.6%, from December 31, 2012. The increase resulted primarily from net earnings of $499,000 and $379,000 of additional capital related to the exercise of warrants, $213,000 related to restricted stock awards and net changes related to the unearned compensation offset partially by other comprehensive income related to the fair value of our investment securities in the amount of $106,000.

Comparison of Results of Operations for the Three Months Ended March 31, 2013 and 2012

Camco’s net earnings for the three months ended March 31, 2013, totaled $499,000, an increase of $86,000, from the net earnings of $413,000 reported in the comparable 2012 period. On a diluted per share basis, net earnings for the three months ended March 31, 2013 were $0.03, compared to $0.06 in the three months ended March 31, 2012. The increase in earnings was primarily attributable to increased gain on sale of loans and investments, decreased expense related to provision for losses on loans offset partially by decreased net interest income and increased employee compensation and benefits.

Net Interest Income

Net interest income totaled $5.4 million for the three months ended March 31, 2013, a decrease of $790,000 or 12.8%, compared to the three month period ended March 31, 2012, generally reflecting the effects of the balance sheet movement in the different types of earning assets, their respective average balances and the average yield. Due to these changes the yield on earning assets decreased 80 basis points for the three months ended March 31, 2013 compared to March 31, 2012. This decrease was partially offset by a 41 basis point decrease in interest bearing liabilities. The decrease was primarily related to decreased certificates of deposit average balances which have higher costs than core deposits coupled with the maturity and payoff of advances in 2012.

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

	2013			2012
Three Months Ended March 31, (Dollars in thousands)	Average outstanding balance	Interest earned / paid	Average yield/ rate	Average outstanding balance	Interest earned / paid	Average yield/ Rate
Interest-earning assets:
Loans receivable (1)	$543,218	$6,590	4.85%	$622,459	$8,213	5.28%
Securities	68,341	119	0.70%	41,303	87	0.84%
FHLB stock	9,888	106	4.29%	9,888	112	4.53%
Other interest-bearing accounts	70,539	43	0.24%	32,969	1	.01%

Total interest-earning assets	691,986	6,858	3.96%	706,619	8,413	4.76%
Noninterest-earning assets (2)	70,853			68,022

Total average assets	$762,839			$774,641

Interest-bearing liabilities:
Deposits	$552,626	$1,033	0.75%	$573,826	$1,551	1.08%
FHLB advances and other	63,759	426	2.67%	78,691	673	3.42%

Total interest-bearing liabilities	616,385	1,459	0.95%	652,517	2,224	1.36%
Noninterest-bearing deposits	74,394			64,970
Noninterest-bearing liabilities	11,893			11,381

Total average liabilities	702,672			728,868
Total average stockholders’ equity	60,167			45,773

Total liabilities and stockholders’ equity	$762,839			$774,641

Net interest income/Interest rate spread		$5,399	3.01%		$6,189	3.40%

Net interest margin (3)			3.12%			3.50%
Average interest-earning assets to average interest-bearing liabilities			112.3%			108.3%

(1)	Includes loans held for sale. Loan fees are immaterial.
(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses.
(3)	Net interest income as a percent of average interest-earning assets.

Interest income on loans totaled $6.6 million for the three months ended March 31, 2013, a decrease of $1.6 million, or 19.8%, from the comparable 2012 period. The decrease resulted primarily from a decrease in the average balance outstanding of $79.2 million, or 12.7%, from the comparable 2012 period. This is primarily related to slower commercial production in 2012 coupled with large payoffs that outpaced the rates of the new production. The decrease in average loans is causing part of the decreased yield due to the new loans being generated in our current lower interest rate environment. This created a 43 basis point decrease in the average yield on loans.

Interest income on securities totaled $119,000 for the three months ended March 31, 2013, an increase of $32,000, or 36.8%, from the first three months of 2012. The increase was due primarily to a $27.0 million, or 65.5%, increase in the average balance from the comparable 2012 period which was offset partially by a 14 basis point decrease in the average yield to 0.70% for the 2013 period. In March, 2013 we sold $24.0 million of investments for a gain on sale of $61,000 and are planning to purchase new investments with additional cash on hand. These investments will be somewhat longer in term to help support the margin.

Dividend income on FHLB stock is paid a quarter in arrears and decreased 24 basis points from the first three months of 2012. Interest income on other interest bearing accounts increased as excess cash was moved to the Federal Reserve, which paid 25 basis points on the balance through March 31, 2013. We will continue to deploy cash when available by paying down advances and borrowings in order to generate additional income.

Interest expense on deposits totaled $1.0 million for the three months ended March 31, 2013, a decrease of $518,000, or 33.4%, compared to the same period in 2012 due primarily to a 33 basis point decrease in the average cost of interest bearing deposits to 0.75% in the current period, coupled with a $21.2 million, or 3.7%, decrease in average interest bearing deposits outstanding. While the cost of deposits was lower in 2013 compared to 2012, the cost of funds in 2013 is expected to stabilize as rates have been at low levels for the past few years. However, we will continue to re-price certificates of deposit in the current lower interest rate environment in 2013, which should decrease costs slightly if rates continue to be at the current low levels. Although, competitive pressures may limit our ability to reduce interest rates paid on deposits.

Interest expense on borrowings totaled $426,000 for the three months ended March 31, 2013, a decrease of $247,000, or 36.7%, from the same three month period of 2012. The decrease resulted primarily from a $14.9 million, or 19.0%, decrease in the average borrowings outstanding, coupled by a 41 basis point decrease in the average cost of borrowings to 2.67%. This decrease is due to the restructure of some of our FHLB advances in 2012. Due to the high pre-payment penalties we have not made the decision to restructure or pay-down any additional advances at this time but will continue to review for possible decreased interest expense.

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

During 2012 and the first quarter of 2013, Camco experienced improving trends in asset quality metrics. Nonperforming loans decreased $5.3 million, or 21.4% from December 31, 2011 to December 31, 2012 balances, and an additional $947,000, or 4.8% to $18.6 million from December 31, 2012 to March 31, 2013. Additionally, the amount of classified loans has decreased not only due to charge offs and sales of various assets, but also due to upgrading the loan quality ratings of various commercial loans related to improved borrower financial performance combined, in some cases, with restructured credit facilities, which has resulted in lower provisions for loan losses. See Note 7. Allowance Loan Losses and related tables above in the notes to consolidated financial statements.

Camco’s net loan charge-offs and provision for loan losses in recent years has been impacted by ongoing workout efforts on existing impaired loans. The efforts have included negotiating reduced payoffs and the sale of underlying collateral–or short sales coupled with charging down values to net realizable or fair value of the underlying collateral. Management believes these actions continue to be prudent during the current economic environment.

Based upon an analysis of these factors, the continued economic outlook and new production, we recorded a provision for losses on loans of $100,000 for the three months ended March 31, 2013. We believe our loans are adequately reserved for probable losses inherent in our loan portfolio at March 31, 2013. However, there can be no assurance that the loan loss allowance will be adequate to absorb actual losses. See Note 7. Allowance for Loan Losses above in the notes to consolidated financial statements for additional information.

Other Income

Other income totaled $2.1 million for the three months ended March 31, 2013, an increase of $122,000, or 6.2%, from the comparable 2012 period. The increase in other income was primarily attributable to a $125,000, or 22.2%, increase in gain on sale of loans. The increase in the gain on sale of loans was primarily due to an additional $3.8 million of sales in the first quarter of 2013 compared to the first quarter of 2012 and higher margins on the 2013 quarter sales.

General, Administrative and Other Expense

General, administrative and other expense totaled $6.8 million for the three months ended March 31, 2013, an increase of $133,000 or 2.0%, from the comparable period in 2012. The increase in general, administrative and other expense was primarily due to employee compensation and benefit expenses, which were offset partially by decreases in real estate owned and other expense and professional services.

The increase in employee compensation and benefits was primarily due to increased equity compensation related to restricted stock granted, normal merit increases and commissions related to increased production levels.

The decrease in real estate owned and other expense of $108,000 is primarily due to higher gain on sale of real estate owned and lower expense related to management of properties, taxes and insurance due to decreased number of properties year to year and quicker sales as the economy beings to stabilize. The decrease in professional services was related to 2012 expenses including legal expenses related to our exploration of capital raising alternatives.

Federal Income Taxes

Federal income taxes totaled $55,000 for the three months ended March 31, 2013, an increase of $18,000 compared to the three months ended March 31, 2012. This increase relates to the sale of investments that were no longer carrying a deferred tax position and recorded tax expense related to such transactions.

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

The Corporation had a net operating loss carry forward for tax purposes of approximately $3.9 million at March 31, 2013 and December 31, 2012. The net operating loss carry forward is expected to decline during 2013 as the Corporation generates taxable income.

Capital Requirements

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

The FDIC and Ohio Division of Financial Institutions (the “Division”) issued a consent order to Advantage on February 9, 2012 (the “Consent Order”). The Consent Order requires Advantage to, among other things, (i) increase its Tier I leverage capital to 9% by March 31, 2012; and (ii) seek regulatory approval prior to declaring or paying any cash dividend. Therefore, Advantage must maintain 9% Tier I Capital to be deemed “adequately capitalized”. As a result of the 2012 Consent Order, Advantage remains disqualified as a public depository under Ohio law and will incur higher premiums for FDIC insurance of its accounts. Currently, Advantage is not in compliance with the Tier I capital requirement of the 2012 Consent Order and will need to increase its capital levels.

On September 24, 2012, Camco announced a rights offering of shares of common stock of up to $10.0 million to existing stockholders followed by a public offering of any remaining shares. Under the terms of the rights offering all record holders of the Corporation’s common stock as of July 29, 2012 received, at no charge, one subscription right for each share of common stock held as of the record date. Each subscription right entitled the holder of the right to purchase one share of Camco common stock at a subscription price of $1.75 per share. In addition, for every two shares purchased in the rights or public offerings, investors received one warrant to purchase Camco common stock within five years at $2.10 per share. Rights holders were provided the opportunity to purchase shares in excess of their basic subscription rights, subject to availability and certain limitations.

On November 8, 2012, Camco announced the successful closing of its $10.0 million offerings. Our current stockholders, along with unsolicited commitments from directors and officers allowed us to fully subscribe this $10.0 million offering without the need to solicit shares externally in the public offering phase. Camco issued 5,714,286 shares of common stock and 2,857,143 warrants at an exercise price of $2.10, which will expire on November 6, 2017. The total proceeds of the common stock offering were $9.4 million, net of offering costs of $619,000. Net proceeds of $9.4 million were invested in Advantage to improve its regulatory capital position.

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

These prohibitions imposed by the FRB were memorialized in a written agreement (the “Camco Agreement”) with the FRB on August 5, 2009. The Camco Agreement memorializes the requirements imposed on April 30, 2009 and requires Camco to obtain FRB approval prior to: (i) declaring or paying any dividends; (ii) receiving dividends or any other form of payment representing a reduction in capital from Advantage; (iii) making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities; (iv) incurring, increasing or guaranteeing any debt; or (v) repurchasing any Camco stock.

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

Camco is a single bank holding company and its primary ongoing source of liquidity is dividends received from the Bank. Currently, the 2012 Consent Order prohibits the Bank from paying a dividend to Camco without prior approval of the FDIC and Division. Further, as a result of entering into the Camco Agreement with the FRB, we are prohibited from paying dividends to our stockholders without first obtaining the approval of the FRB. Camco currently has $5.0 million outstanding trust preferred securities with a maturity date of 2037. Camco’s agreement regarding these securities provides for a deferment of interest payment for up to 20 consecutive quarters without default. Based on notification received from the FRB on April 30, 2009, Camco was required to exercise this provision to defer interest payments and has deferred a total of 16 quarters as of March 31, 2013. If the Corporation desires to raise funds in the future, it may consider engaging in further offerings of preferred securities, debentures or other borrowings as well as issuance of capital stock, but any such strategic decisions would require regulatory approval. Our ability to pay dividends to stockholders is dependent on our net earnings.

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

Liquid assets consist of cash and interest-bearing deposits in other financial institutions, investments and mortgage-backed securities. Approximately $2.0 million, or 5.1%, of our investment portfolio is expected to mature, prepay or be called during 2013. These maturities could provide an additional source of liquidity.

Additional sources of liquidity include deposits, borrowings and principal and interest repayments on loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions, and competition and are difficult to predict.

Diversified and reliable sources of wholesale funds are utilized to augment core deposit funding. Borrowings may be used to compensate for reduction in other sources of funds or to support lending activities. The Bank utilizes certain loans and FHLB stock to provide collateral to support its borrowing needs. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions. One source of wholesale funding is brokered deposits. Consistent with its risk management policy and in response to the general tightening of credit and liquidity conditions in the financial markets at large, in the past, the Bank has utilized brokered deposits. However, at March 31, 2013, Camco did not have any such deposits.

Approximately $141.5 million of the Corporation’s certificate of deposit portfolio is scheduled to mature during 2013. Depositors continue a preference toward short-term certificates or other issuances with maturities of less than 18 months. This places additional liquidity pressure on the Corporation as competition for deposits is very strong in Ohio, Kentucky and West Virginia. A material loss of these short-term deposits could force us to seek funding through contingency sources, which may negatively impact earnings.

FHLB advances are another funding source. In the past, Camco has depended heavily on borrowings to fund balance sheet growth. While significant strategic and tactical focus is currently being placed on deposit growth, borrowings and additional borrowing capacity at the FHLB are vital sources of liquidity. We have approximately $126.4 million of additional borrowing capacity available as of March 31, 2013. However, our total borrowing capacity at the FHLB is dependent on the level of eligible collateral assets held by the Bank and the Bank’s credit rating with the FHLB. Our total borrowing capacity with the FHLB has increased to $179.6 million at March 31, 2013, from $170.9 million at December 31, 2012. This capacity is based on the pledging of our one- to four- family, multi-family mortgage, commercial real estate and home equity lines of credit.

We plan to continue to monitor our funding sources, but recognize that our current credit risk profile may restrict these sources. Our Funds Management Group, an internal committee, will monitor deposit rates in our markets to allow for competitive pricing to raise funds while also monitoring loan activity to provide for the liquidity needs of the Bank.

The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as March 31, 2013.

	Payments due by period
	Less than 1 year	1 – 3 Years	3 – 5 years	More than 5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$370	$593	$388	$0	$1,351
Advances from the FHLB	5,065	42,234	5,000	919	53,218
Repurchase agreements	5,763	0	0	0	5,763
Certificates of deposit	141,577	122,829	30,496	0	294,902
Subordinated debentures (1)	0	1,402	0	5,000	6,402
Ohio equity funds for housing	96	196	246	6	544
Deferred Compensation	223	443	430	1,033	2,129
Amount of commitments expiring per period:
Commitments to originate loans:
Revolving open-end lines secured by 1-4 residential properties	$37,527	$0	$0	$0	$37,527
Commercial and industrial loans	23,241	0	0	0	23,241
One- to four-family construction loan	2,242	0	0	0	2,242
Commercial real estate, other construction loan and land development	46,175	0	0	0	46,175
All other unused commitments	10,588	0	0	0	10,588
Letters of credit	299	0	0	0	299

Total contractual obligations	$273,166	$167,697	$36,560	$6,958	$484,381

(1)	The subordinated debentures are redeemable, at Camco’s option. The debentures mature on September 15, 2037.

We anticipate that we will have sufficient funds available to meet our current loan commitments. Based upon historical deposit flow data, the Bank’s competitive pricing in its market and management’s experience, we believe that a significant portion of our “core” maturing certificates of deposit in 2013 will remain with the Bank, but recognize the significance of the risks discussed above. Additionally, as of March 31, 2013, the Bank had approximately $148.6 million of liquid assets which is 19.5% of total assets. Our current policy requires 5% of liquid assets to total assets, which calculated to excess liquidity of $110.5 million or 14.5% at March 31, 2013.

Liquidity management is both a daily and long-term management process. In the event that we should require funds beyond our ability to generate them internally, additional funds are available through the use of FHLB advances, internet deposits, and through the sales of loans or securities.

As a result of the Camco Agreement with the FRB, Camco has deferred further interest payments on the subordinated debt securities relating to the trust preferred securities of Camco Financial Corporation Trust 1. The Company has the right under the indenture for the subordinated debt securities to defer interest payments for up to 20 consecutive calendar quarters. The deferral provisions for the securities were intended to provide the Corporation with a measure of financial flexibility during times of financial stress due to market conditions, such as the current state of the financial and real estate markets.

As a result of the Corporation’s exercise of its contractual right to defer interest payments on its subordinated debt securities, it is likely that the Corporation will not have access to the trust preferred securities market until the Corporation becomes current on those obligations. This may also adversely affect the Corporation’s ability in the market to obtain debt financing. Therefore, the Corporation will have fewer sources to enhance its capital and liquidity position. In addition, the Corporation will be unable to pay dividends on its common stock until such time as the Corporation is current on interest payments on its subordinated debt securities. Currently, there is no market for trust preferred securities.

Camco and Advantage are required to maintain minimum regulatory capital pursuant to federal regulations and the 2012 Consent Order. The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at March 31, 2013:

	Actual		For capital Adequacy purposes			To be “well- capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total capital to risk-weighted assets:
Camco Financial Corporation	$72,001	13.72%	>$	41,993	>8.0%	>$	52,492	10%
Advantage Bank	$69,988	13.34%	>$	41,964	>8.0%	>$	52,455	10%
Tier I capital to risk-weighted assets:
Camco Financial Corporation	$65,383	12.46%	>$	20,997	>4.0%	>$	31,495	6.0%
Advantage Bank	$63,370	12.08%	>$	20,982	>4.0%	>$	31,473	6.0%
Tier I leverage to average assets:
Camco Financial Corporation	$65,383	8.55%	>$	30,606	>4.0%	>$	38,258	5.0%
Advantage Bank	$63,370	8.30%	>$	30,534	>4.0%	>$	38,167	5.0%

The availability of many sources of capital (principally to financial service companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates. Management cannot predict when or if the capital markets will return to more favorable conditions.

We believe that the minimum regulatory capital requirements set forth in federal regulations and the 2012 Consent Order may be realized and maintained through multiple sources, including net earnings in the normal course of business, proceeds from the exercise of warrants and external sources of capital.

The availability of some forms of external capital (principally to financial service companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates. Management cannot predict when or if the capital markets will return to more favorable conditions. An equity financing transaction would result in substantial dilution to the Corporation’s current stockholders and could adversely affect the market price of the Corporation’s common stock. Further, there can be no assurance that any such efforts would be successful, either on a short-term or long-term basis. However, a material failure to comply with the provisions of the Camco Agreement or 2012 Consent Order could result in additional enforcement actions by the FDIC, the Ohio Division or the FRB.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

ITEM 4. Controls and Procedures

Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Camco’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures were effective as of March 31, 2013. During the quarter ended March 31, 2013, there were no changes in Camco’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Camco’s internal controls over financial reporting.

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

ITEM 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the Corporation’s Form 10-K for the year ended December 31, 2012. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Corporation. Additional risks and uncertainties not currently known to the Corporation or that management currently deems to be immaterial also may materially adversely affect the Corporation’s business, financial condition or operating results. Moreover, the Corporation undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by the Corporation or any of its directors, officers, employees or other representatives, unless and until any such revisions or updates are expressly required to be disclosed by securities laws or regulations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about purchases of common stock by the Company during the quarter ended March 31, 2013:

Period of Repurchase	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 – January 31, 2013	0	$0	0	0
February 1 – February 28, 2013	36,710	3.47	0	0
March 1 – March 31, 2013	19,374	3.59	0	0

The Company’s repurchases occurred when restricted stock award recipients forfeited a portion of their awards for tax purposes upon the vesting of the award.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit 3(i)	Restated Certificate of Incorporation of Camco Financial Corporation, as amended	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Film no. 04668873, Exhibit 3(i)

Exhibit 3(ii)	2003 Amended and Restated By-Laws of Camco Financial Corporation	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Film no. 07695291, Exhibit 3(ii)

Exhibit 3(iii)	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Camco’s Annual Report on Form 10-K for the Year ended December 31, 2012, Film no. 13702221, Exhibit 3(iii).

Exhibit 31(i)	Section 302 certification by Chief Executive Officer

Exhibit 31(ii)	Section 302 certification by Chief Financial Officer

Exhibit 32(i)	Section 1350 certification by Chief Executive Officer

Exhibit 32(ii)	Section 1350 certification by Chief Financial Officer

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Link base Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Link base Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Link base Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2013	By:	/s/ James E. Huston
James E. Huston
Chief Executive Officer

Date: May 10, 2013	By:	/s/ John E. Kirksey
John E. Kirksey
Chief Financial Officer