Form 10-Q
period 2013-06-30
CAMCO FINANCIAL CORP
filed 2013-08-12
CIK 16614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 9, 2013, the latest practicable date, 13,586,594 shares of the registrant’s common stock, $1.00 par value, were outstanding.

Camco Financial Corporation

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and due from banks	$14,796	$13,815
Federal Reserve	6,856	39,199
Interest-bearing deposits in other financial institutions	5,473	5,365

Cash and cash equivalents	27,125	58,379
Securities available for sale, at market	102,737	85,298
Securities held to maturity, at cost	792	903
Loans held for sale - at lower of cost or market	2,697	6,544
Loans receivable – net	560,914	554,575
Office premises and equipment – net	7,906	8,105
Real estate acquired through foreclosure	6,919	10,581
Federal Home Loan Bank stock - at cost	9,888	9,888
Accrued interest receivable	2,576	2,631
Mortgage servicing rights – at lower of cost or market	3,700	3,245
Prepaid expenses and other assets	10,620	3,525
Cash surrender value of life insurance	20,905	20,585

Total assets	$756,779	$764,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$614,623	$627,224
Other Borrowings	12,640	10,923
Advances from the Federal Home Loan Bank	53,148	53,297
Advances by borrowers for taxes and insurance	833	2,635
Accounts payable and accrued liabilities	9,599	10,453

Total liabilities	690,843	704,532
Commitments	0	0
Stockholders’ equity:
Preferred stock - $1 par value; authorized 100,000 shares; no shares outstanding	0	0
Common stock - $1 par value; authorized 29,900,000 shares; 15,227,995 and 14,911,949 shares issued at June 30, 2013 and December 31, 2012 respectively	15,228	14,912
Additional paid-in capital	63,976	63,310
Warrants - 2,656,205 at June 30, 2013 and 2,857,107 at December 31, 2012	1,311	1,411
Retained earnings	11,166	4,513
Accumulated other comprehensive income (loss)	(1,183)	100
Unearned compensation	(448)	(405)
Treasury stock - 1,678,913 shares at June 30, 2013 and December 31, 2012, at cost	(24,114)	(24,114)

Total stockholders’ equity	65,936	59,727

Total liabilities and stockholders’ equity	$756,779	$764,259

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF EARNINGS

For the six and three months ended June 30,

(In thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
(unaudited)	2013	2012	2013	2012
Interest and dividend income
Loans	$13,181	$15,912	$6,591	$7,699
Investment securities	290	219	170	132
Other interest-earning accounts	270	218	122	105

Total interest and dividend income	13,741	16,349	6,883	7,936
Interest Expense
Deposits	2,033	2,956	1,000	1,405
Borrowings	855	1,291	429	618

Total interest expense	2,888	4,247	1,429	2,023

Net interest income	10,853	12,102	5,454	5,913
Provision for losses on loans	100	1,142	0	137

Net interest income after provision for losses on loans	10,753	10,960	5,454	5,776
Other income
Late charges, rent and other	469	551	168	223
Loan servicing fees	549	566	273	285
Service charges and other fees on deposits	979	998	517	508
Gain on sale of loans	1,235	1,081	546	517
Mortgage servicing rights – net	456	39	351	(63)
Gain on sale of investments	61	1	0	1
Loss on sale of fixed assets	(7)	(3)	(7)	0
Income on cash surrender value of life insurance	419	426	211	208

Total other income	4,161	3,659	2,059	1,679
General, administrative and other expenses
Employee compensation and benefits	7,027	6,396	3,518	3,249
Occupancy and equipment	1,464	1,467	719	756
Federal deposit insurance premiums	883	923	441	469
Data and transaction processing	949	970	479	492
Advertising	272	195	128	108
Franchise taxes	457	384	227	201
Postage, supplies and office expenses	479	507	238	251
Travel, training and insurance	134	121	73	71
Professional services	717	889	388	351
Real estate owned and other expenses	1,449	1,236	910	589
Loan expenses	304	661	167	498

Total general, administrative and other expense	14,135	13,749	7,288	7,035

Earnings before federal income taxes	779	870	225	420
Federal income taxes	(5,874)	(25)	(5,929)	(62)

NET EARNINGS	$6,653	$895	$6,154	$482

EARNINGS PER SHARE
Basic	$0.49	$0.12	$0.45	$0.06

Diluted	$0.46	$0.12	$0.42	$0.06

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the six and three months ended June 30,

(In thousands)

	Six months ended June 30,		Three months ended June 30,
(unaudited)	2013	2012	2013	2012
Net earnings	$6,653	$895	$6,154	$482
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities during the period, net of tax effects of $(640) and $25, $(606) and $63 for the respective periods	(1,243)	50	(1,177)	123
Reclassification adjustment for realized gains included in net earnings, net of taxes of $(21) and $0, and $0 and $0 for the respective periods	(40)	(1)	0	(1)

Comprehensive income	$5,370	$944	$4,977	$604

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30,

(In thousands)

(unaudited)	2013	2012
Cash flows from operating activities:
Net earnings for the period	$6,653	$895
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees	(61)	(71)
Amortization of premiums and discounts on investment and mortgage-backed securities – net	(16)	16
Amortization of mortgage servicing rights – net	(247)	453
Depreciation and amortization	658	690
Provision for losses on loans	100	1,142
Deferred taxes	(5,874)	(25)
Stock based compensation expense	418	227
Provisions for losses on REO	315	335
(Gain)/loss on sale of real estate acquired through foreclosure	219	(91)
Gain on sale of investments	(61)	(1)
Gain on sale of loans	(1,235)	(1,081)
Loss on sale of assets	7	3
Loans originated for sale in the secondary market	(56,849)	(48,100)
Proceeds from sale of loans in the secondary market	61,931	54,739
Net increase in cash surrender value of life insurance	(320)	(335)
Increase (decrease) in cash due to changes in:
Accrued interest receivable	55	228
Prepaid expenses and other assets	(559)	122
Accrued other liabilities	(854)	1,786

Net cash provided by operating activities	4,280	10,932

Cash flows provided by (used in) investing activities:
Principal repayments, maturities on securities held to maturity	109	165
Principal repayments, maturities on securities available for sale	29,128	9,423
Purchases of investment securities designated as available for sale	(72,464)	(63,955)
Proceeds from sale of investments	24,031	8
Loan principal repayments	87,331	134,787
Loan disbursements	(95,928)	(100,046)
Proceeds from sale of office premises and equipment	0	19
Additions to office premises and equipment	(763)	(433)
Proceeds from sale of real estate acquired through foreclosure	5,436	1,945

Net cash used in investing activities	(23,120)	(18,087)

Net cash used in operating and investing activities (balance carried forward)	(18,840)	(7,155)

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the six months ended June 30,

(In thousands)

(unaudited)	2013	2012
Net cash used in operating and investing activities (balance brought forward)	$(18,840)	$(7,155)
Cash flows used in financing activities:
Net decrease in deposits	(12,601)	9,257
Proceeds from Federal Home Loan Bank advances and other borrowings	50,121	79,691
Repayment of Federal Home Loan Bank advances and other borrowings	(48,553)	(90,776)
Net proceeds from exercised warrants	421	0
Decrease in advances by borrowers for taxes and insurance	(1,802)	(1,231)

Net cash used in financing activities	(12,414)	(3,059)

Decrease in cash and cash equivalents	(31,254)	(10,214)
Cash and cash equivalents at beginning of period	58,379	38,374

Cash and cash equivalents at end of period	$27,125	$28,160

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$2,725	$4,246
Income taxes paid	0	25
Transfers from loans to real estate acquired through foreclosure	2,011	3,268

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Shares outstanding	Common Stock	Additional paid-in capital	Warrants	Retained earnings	Accumulated other comprehensive income (loss)	Unearned compensation	Treasury stock	Total stockholders’ equity

Balance at December 31, 2011	7,205,595	$8,885	$60,528	$0	$350	$(13)	$(31)	$(24,114)	$45,605

Stock Option Expense	0	0	64	0	0	0	0	0	64
Net earnings for the six months ended June 30, 2012	0	0	0	0	895	0	0	0	895
Restricted shares granted	262,492	262	362	0	0	0	(624)	0	163
Restricted shares expense	0	0		0	0	0	163	0	0
Other comprehensive income (loss)	0	0	0	0	0	49	0	0	49

Balance at June 30, 2012	7,468,087	$9,147	$60,954	$0	$1,245	$36	$(492)	$(24,114)	$46,776

Balance at December 31, 2012	13,233,036	$14,912	$63,310	$1,411	$4,513	$100	$(405)	$(24,114)	$59,727

Stock Option Expense	0	0	62	0	0	0	0	0	62
Stock issued related to exercise of warrants	200,902	201	320	(100)	0	0	0	0	421
Net earnings for the six months ended June 30, 2013	0	0	0	0	6,653	0	0	0	6,653
Restricted shares granted (less forfeits)	115,144	115	284	0	0	0	(361)	0	(38)
Restricted shares expense	0	0	0	0	0	0	318	0	394
Other comprehensive income (loss)	0	0	0	0	0	(1,283)	0	0	(1,283)

Balance at June 30, 2013	13,549,082	$15,228	$63,976	$1,311	$11,166	$(1,183)	$(448)	$(24,114)	$65,936

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2012. However, all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six-month period ended June 2013, are not necessarily indicative of the results which may be expected for the entire year.

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

Each quarter, management analyzes the adequacy of the allowance for loan losses based on a review of the loans in the portfolio along with an analysis of external factors (including current housing price depreciation and homeowners’ loss of equity) and historical delinquency and loss trends. The allowance is developed through specific components: 1) the specific allowance for loans subject to individual analysis, 2) the allowance for classified loans not otherwise subject to individual analysis and 3) the allowance for non-classified loans (primarily homogenous).

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

MSRs are recognized as separate assets or liabilities when loans are sold with servicing retained. A pooling methodology, in which loans with similar characteristics are “pooled” together, is utilized. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that the Bank could expect to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated fair value for the pool, calculated using consensus assumptions that a third party purchaser would utilize in evaluating a potential acquisition of the MSRs.

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

Deferred Income Taxes

Camco recognizes expense for federal income taxes currently payable as well as for deferred federal taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets. Realization of a deferred tax asset is dependent upon generating sufficient taxable income in either the carry forward or carry back periods to cover future tax deductions generated by the reversal of temporary differences. A valuation allowance is provided by way of a charge to income tax expense if it is determined that it is more likely than not that some or all of the deferred tax asset will not be realized. If different assumptions and conditions were to prevail, the valuation allowance may not be adequate to absorb unrealized deferred taxes and the amount of income taxes payable may need to be adjusted by way of a charge to expense. Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events.

The Corporation recorded a net tax benefit of $5.9 million for the three and six month periods ended June 30, 2013, respectively. For the three and six months ended June 30, 2013, the Corporation reversed a $5.9 million valuation allowance on its deferred tax asset. This reversal is the result of an analysis performed to determine the extent to which realization of future tax benefits could be considered “more likely than not”. The analysis considered projected future core earnings under various scenarios, possible tax planning strategies, and consideration of the expected timing of the reversal of existing temporary differences. As a result of the assessment, management decided to eliminate the entire valuation allowance. The difference from the Corporation’s effective tax benefits for the three and six month periods ended June 30, 2013, as compared to the Corporation’s statutory tax rate of 34% is primarily due to the release of the valuation allowance on the deferred tax asset.

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

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under outstanding stock options and warrants. Diluted earnings per share is not computed for periods in which an operating loss is sustained. The computations were as follows for the periods ended June 30:

	For the six months ended June 30,		For the three months ended June 30,
(In thousands except earnings per share)	2013	2012	2013	2012
BASIC:
Net Earnings	$6,653	$895	$6,154	$482
Weighted average common shares outstanding	13,466	7,344	13,546	7,468

Basic earnings per share	$0.49	$0.12	$0.45	$0.06

DILUTED:
Net Earnings	$6,653	$895	$6,154	$482
Weighted average common shares outstanding	13,466	7,344	13,546	7,468
Dilutive effect of warrants	961	0	1,029	0
Dilutive effect of stock options	129	0	143	14

Total common shares and dilutive potential common shares	14,556	7,344	14,718	7,482
Diluted earnings per share	$0.46	$0.12	$0.42	$0.06

Anti-dilutive options to purchase 94,633 and 580,900 shares of common stock with respective weighted-average exercise prices of $13.73 and $4.70 were outstanding at June 30, 2013 and 2012, respectively, but were excluded from the computation of common share equivalents for each of the six month periods, because the exercise prices were greater than the average market price of the common shares.

Anti-dilutive options to purchase 94,683 and 428,286 shares of common stock with respective weighted-average exercise prices of $13.73 and $6.05 were outstanding at June 30, 2013 and 2012, respectively, but were excluded from the computation of common share equivalents for each of the three month periods, because the exercise prices were greater than the average market price of the common shares.

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

A summary of the status of the Corporation’s stock option plans as of June 30, 2013 and December 31, 2012, and changes during the periods ending on those dates is presented below:

	Six Months ended June 30, 2013			Year ended December 31, 2012
	Shares	Weighted- average exercise price		Shares	Weighted- average exercise price
Outstanding at beginning of period	581,888		$4.62	587,342		$4.68
Granted	0		0	0		0
Exercised	0		0	0		0
Forfeited	(587)		2.40	(5,454)		10.63
Expired	(16,518)		16.13	0		0

Outstanding at end of period	564,783		$4.29	581,888		$4.62

Options exercisable at period end	456,473		$4.76	395,233		$5.70

Weighted-average fair value of options granted during the period		$	N/A		$	N/A

The following information applies to options outstanding at June 30, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Weighted- Average Exercise Price	Number Exercisable	Aggregate Intrinsic Value	Weighted- Average Exercise Price
$1.90 – $2.51	470,100	6.8		$2.39	361,790		$2.41
$8.92	18,877	4.6		8.92	18,877		8.92
$11.36 – $12.35	43,473	2.8		13.69	43,473		13.69
$16.51 – $17.17	32,333	1.4		16.60	32,333		16.60

	564,783	6.1	$420,582	$4.29	456,473	$315,295	$4.76

(1)	The intrinsic value is based on the difference of Camco’s stock price on the grant date and the stock price at June 30, 2013.

A summary of unvested options as of, and changes during the period ended, June 30, 2013, were as follows:

	Number	Intrinsic Value
Unvested options:
Beginning of period	186,655	$193,447
Granted	0
Forfeited	(271)
Vested during the period	(78,074)

Unvested options at June 30, 2013	108,310	$105,286

The total intrinsic value of options exercised during the six months ended June 30, 2013 and for the year ended December 31, 2012, was $0 as no options were exercised.

As of June 30, 2013, there was $107,000 of total unrecognized compensation cost related to non-vested stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years.

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

In February 2013, Camco granted 90,428 shares of restricted stock with an impact to unearned/deferred compensation of $313,785 of which $62,760 was expensed in the prior year related to shares which immediately vested. The stock was granted under the Camco Financial Corporation 2010 Equity Plan to officers based on 2012 performance. Of the 90,428 shares granted, 7,378 shares were withheld for the payment of taxes. The issuance of the restricted stock vests over three years, 20%, which equated to 10,700 shares, on the date of the award, 20% on the date that the Compensation Committee certifies Camco’s 2013 financial results and 60% on the date that the Compensation Committee certifies Camco’s 2014 financial results (such results are expected to be certified in the first quarter of 2014 and 2015, respectively). However, if Camco’s pre-tax earnings for the fiscal year ending December 31, 2013 or 2014 are not equal to or greater than the budgeted pre-tax earnings for the fiscal year ended December 31, 2012; the participant will forfeit 25% of the equity award that is to vest on such date. Additionally, the shares may not be transferred for one year after vesting except for settlement of taxes. The fair value per share of restricted stock is the stock price at close on the grant date, which value is expensed on a straight-line basis during the vesting period.

In February 2013, Camco granted 81,391 shares of restricted stock awards with an impact to unearned/deferred compensation of $282,427 of which $141,212 was expensed in the prior year related to shares which immediately vested. The stock was granted under the Camco Financial Corporation 2010 Equity Plan based on 2012 performance of which 29,331 shares of the 81,391 shares granted were withheld for tax purposes related to an 83B election. The restricted stock vests 50%, or 11,364 shares, on the date of the award and 50% on the date that the Compensation Committee certifies Camco’s 2013 financial results (such results are expected to be certified in the first quarter of 2014).

The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to voting rights and dividends, if declared. A summary of restricted stock award activity for the period is presented below:

	Non-vested Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance at December 31, 2012	219,989	$2.39
Granted	171,819	$3.47
Vested	(123,134)	$2.91
Forfeited	(570)	$2.94

Non-vested balance at June 30, 2013	268,104	$2.84

At June 30, 2013, there was approximately $436,000 of compensation cost that had not been recognized related to restricted stock awards. That cost is expected to be recognized over the next 18 months.

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

Accrued Interest Payable: The fair value for accrued interest approximates its carrying amounts due. The valuation is a Level 3 classification that is consistent with its underlying asset or liability.

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

Accrued interest payable: The fair value of accrued interest payable approximates its carrying amounts due. The valuation is a Level 3 classification which is consistent with its underlying asset.

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At June 30, 2013 and December 31, 2012, the fair value of loan commitments was not material.

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

Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

	Carrying value	Fair value	Level 1	Level 2	Level 3
June 30, 2013		(In thousands)
Financial assets
Cash and cash equivalents	$27,125	$27,125	$27,125	$0	$0
Investment securities available for sale	102,737	102,737	0	102,693	44
Investment securities held to maturity	792	837	0	837	0
Loans held for sale	2,697	2,743	0	2,743	0
Loans receivable	560,914	551,933	0	0	551,933
Federal Home Loan Bank stock	9,888	9,888	0	0	9,888
Accrued interest receivable	2,576	2,576	0	0	2,576
Financial liabilities
Deposits	$614,623	$598,537	$0	$598,537	$0
Advances from the Federal Home Loan Bank	53,148	55,877	0	55,877	0
Repurchase agreements	7,640	7,640	0	7,640	0
Subordinated debentures	5,000	4,838	0	0	4,838
Advances by borrowers for taxes and insurance	833	833	0	0	833
Accrued interest payable	1,856	1,856	0	0	1,856

	Carrying value	Fair value	Level 1	Level 2	Level 3
December 31, 2012	(In thousands)
Financial assets
Cash and cash equivalents	$58,379	$58,379	$58,379	$0	$0
Investment securities available for sale	85,298	85,298	0	85,254	44
Investment securities held to maturity	903	957	0	957	0
Loans held for sale	6,544	6,759	0	6,759	0
Loans receivable	554,575	544,655	0	0	544,655
Federal Home Loan Bank stock	9,888	9,888	0	0	9,888
Accrued interest receivable	2,631	2,631	0	0	2,631
Financial liabilities
Deposits	$627,224	$622,186	$0	$622,186	$0
Advances from the Federal Home Loan Bank	53,297	56,310	0	56,310	0
Repurchase agreements	5,923	5,923	0	5,923	0
Subordinated debentures	5,000	4,976	0	0	4,976
Advances by borrowers for taxes and insurance	2,635	2,635	0	0	2,635
Accrued interest payable	1,692	1,692	0	0	1,692

The following table presents financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance	Level 1	Level 2	Level 3
June 30, 2013
Securities available for sale:
U.S. government sponsored enterprises	$102,623	$0	$102,623	$0
Corporate equity securities	44	0	0	44
Mortgage-backed securities	70	0	70	0
December 31, 2012
Securities available for sale
U.S. government sponsored enterprises	$84,071	$0	$84,071	$0
Corporate equity securities	44	0	0	44
Mortgage-backed securities	1,183	0	1,183	0

The following table presents financial assets and liabilities measured on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance	Level 1	Level 2	Level 3
June 30, 2013
Impaired loans	$22,647	$0	$0	$22,647
Real estate acquired through foreclosure	6,919	0	0	6,919
December 31, 2012
Impaired loans	$22,727	0	0	$22,727
Real estate acquired through foreclosure	10,581	0	0	10,581

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

Although we believe that the allowance for loan losses at June 30, 2013 is adequate to cover losses inherent in the loan portfolio at that date based upon the available facts and circumstances, there can be no assurance that additions to the allowance for loan losses will not be necessary in future periods, which could adversely affect our results of operations. Ohio in general has experienced higher unemployment and some decreases in home values over the past five years like many regions in the U.S., but has improved over the last year which should comparatively mitigate losses on loans. Nonetheless, these factors, compounded by a very uncertain national economic outlook, may continue to increase the level of future losses beyond our current expectations.

Loans identified as losses by management are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements.

Allowance for loan losses for the three and six months period ending of June 30, 2013 and 2012 are summarized as follows:

(in thousands)	Construction	Land, Farm & Ag Loans	Residential	Commercial & Non- Residential Real Estate	Consumer	Commercial & Industrial	Multi- Family	Total
Allowance for credit losses:
Beginning balance December 31, 2012	$115	$373	$6,980	$2,011	$162	$1,075	$1,431	$12,147

Charge-offs	0	0	(1,447)	(291)	(277)	0	(5)	(2,020)
Recoveries	0	2	237	2	82	6	0	329
Provision	(29)	210	110	341	332	(702)	(162)	100

Ending balance June 30, 2013	$86	$585	$5,880	$2,063	$299	$379	$1,264	$10,556

Beginning balance March 31, 2013	$122	$418	$6,680	$1,677	$230	$1,192	$1,213	$11.532

Charge-offs	0	0	(814)	(186)	(162)	0	0	(1,162)
Recoveries	0	1	117	1	61	6	0	186
Provision	(36)	166	(103)	571	170	(819)	51	0

Ending balance June 30, 2013	$86	$585	$5,880	$2,063	$299	$379	$1,264	$10,556

Beginning balance December 31, 2011	$35	$80	$2,484	$554	$8,277	$2,565	$537	$14,532
Charge-offs	0	(2)	(11)	(356)	(1,227)	(65)	(51)	(1,712)
Recoveries	0	1	9	3	110	36	64	223
Provision	519	(30)	(794)	567	(764)	1,582	62	1,142

Ending balance June 30, 2012	$554	$49	$1,688	$768	$6,396	$4,118	$612	$14,185

Beginning balance March 31, 2012	$428	$48	$1,548	$1,043	$6,966	$4,356	$565	$14,954
Charge-offs	0	(2)	0	(356)	(593)	(65)	(5)	(1,021)
Recoveries	0	1	1	2	60	26	25	115
Provision	126	2	139	79	(37)	(199)	27	137
Ending balance June 30, 2012	$554	$49	$1,688	$768	$6,396	$4,118	$612	$14,185

Allocation of the allowance for loan loss by segment to loans individually and collectively evaluated for impairment as follows:

Ending balance
Individually evaluated for impairment	$0	$13	$675	$229	$78	$10	$450	$1455
Collectively evaluated for impairment	21	221	815	572	5,506	1,834	132	9,101
Portfolio balances:
Individually evaluated for impairment
With no related allowance	$12	$458	$150	$1,066	$0	$65	$0	$1,739
With related allowance	0	222	11,530	2,580	402	90	6,072	20,896
Collectively evaluated for impairment	11,402	16,084	253,802	138,696	4,295	50,023	74,521	548,835

Ending balance June 30, 2013	$11,414	$16,764	$265,482	$142,342	$4,697	$50,178	$80,593	$571,470

(in thousands)	Construction	Land, Farm & Ag Loans	Residential	Commercial & Non- Residential	Consumer	Commercial & Industrial	Multi- Family	Total
Allowance for credit losses:
Beginning balance December 31, 2011	$35	$554	$8,277	$2,565	$80	$537	$2,484	$14,532
Charge-offs	0	(356)	(1,227)	(65)	(2)	(51)	(11)	(1,712)
Recoveries	0	3	110	36	1	64	9	223
Provision	519	567	(764)	1,582	(30)	62	(794)	1,142

Ending balance June 30, 2012	$554	$768	$6,396	$4,118	$49	$612	$1,688	$14,185

Ending balance
Individually evaluated for impairment	$4	$25	$481	$540	$18	$59	$406	$1,533
Collectively evaluated for impairment	550	743	5,915	3,578	31	553	1,282	12,652
Portfolio balances:
Individually evaluated for impairment
With no related allowance	0	666	507	504	0	100	0	1,777
With related allowance	17	238	11,651	8,232	259	358	4,588	25,343

Collectively evaluated for impairment	24,589	15,579	285,028	150,145	3,663	35,703	71,963	586,670

Ending balance June 30, 2012	$24,606	$16,483	$297,186	$158,881	$3,922	$36,161	$76,551	$613,790

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

The following table details non-accrual loans at June 30, 2013 and December 31, 2012:

(in thousands)	2013	2012
Construction	$12	$14
Land, Farmland, Agriculture	672	709
Residential / prime	6,172	7,152
Residential / subprime	6,987	9,195
Commercial / Non-residential	1,367	1,967
Consumer	420	491
Commercial and industrial	65	66
Multi Family	0	0

Total	$15,695	$19,594

An age analysis of past due loans, segregated by class of loans were as follows:

June 30, 2013	Loans 30-59 Days Past Due	Loans 60 - 89 Days Past Due	Loans 90+ Days Past Due	Total Past Due	Current	Total Loans	Accruing Loans 90 Days Past Due
(in thousands)
Construction	$0	$0	$0	$0	$11,414	$11,414	$0
Land, Farmland, Ag Loans	0	0	182	182	16,582	16,764	0
Residential / prime	1,954	277	3,783	6,014	205,394	211,408	0
Residential / subprime	2,015	665	3,916	6,596	47,478	54,074	0
Commercial	37	0	1,066	1,103	141,239	142,342	0
Consumer	7	1	33	41	4,657	4,697	0
Commercial and industrial	0	0	65	65	50,113	50,178	0
Multi Family	0	0	0	0	80,592	80,593	0

Total	$4,013	$943	$9,045	$14,001	$557,469	$571,470	$0

December 31, 2012	Loans 30- 59 Days Past Due	Loans 60 - 89 Days Past Due	Loans 90+ Days Past Due	Total Past Due	Current	Total Loans	Accruing Loans 90 Days Past Due
(in thousands)
Construction	$0	$0	$0	$0	$13,815	$13,815	$0
Land, Farmland, Ag Loans	65	32	119	216	13,786	14,002	0
Residential / prime	2,316	906	5,212	8,434	210,217	218,651	0
Residential / subprime	2,509	1,181	4,562	8,252	48,993	57,245	0
Commercial	0	0	1,095	1,095	135,784	136,879	0
Consumer	100	1	28	129	3,919	4,048	0
Commercial and industrial	0	0	66	66	42,028	42,094	0
Multi Family	227	0	0	227	79,761	79,988	0

Total	$5,217	$2,120	$11,082	$18,419	$548,303	$566,722	$0

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

We have included the following information with respect to impairment measurements relating to loans for better understanding of our process and procedures relating to fair value of financial instruments:

•

Based on policy, a loan is typically deemed impaired (non-performing) once it has gone over three payments or 90 days delinquent or is considered a Troubled Debt Restructuring (“TDR”). See the Modifications section below. Our management of the troubled credit will vary as will the timing of valuations, loan loss provision and charge offs based on a multitude of factors such as, cash flow of the business/borrower, responsiveness of the borrower, communication with the commercial banker, property inspections, property deterioration, and delinquency. Typically, a nonperforming, non-homogeneous collateral dependent loan will be valued and adjusted (if needed) within a time frame as short as 30 days or as many as 180 days after determination of impairment. If impaired, the collateral is then evaluated and an updated appraisal is most typically ordered. Upon receipt of an appraisal or other valuation, we complete an analysis to determine if the impaired loan requires a specific reserve or to be charged down to estimated net realizable value. The time frame may be as short as 30 days or as much as 180 days, when an appraisal is ordered.

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

•

Camco’s policies dictate that an impaired loan subject to a possible charge off will remain in a nonperforming status until it is paid current and completes a period of on-time payments that demonstrate that the loan can perform and/or there is some certainty payments will continue. Camco monitors through various system reports any loan whose terms have been modified. These reports identify troubled debt restructures, modifications, and renewals.

•	When circumstances do not allow for an updated appraisal or Camco determines that an appraisal is not needed, the underlying collateral’s fair market value is estimated in the following ways:

•	Camco’s personnel property inspections combined with an internally or externally prepared valuation

•	Broker price opinions

•	Various on-line fair market value estimation programs (i.e. Freddie Mac, Fannie Mae, etc).

Impaired loans are set forth in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)	June 30, 2013			December 31, 2012
With no related allowance recorded:
Construction	$12	$12	$0	$14	$14	$0
Land, Farmland, Ag Loans	458	872	0	558	972	0
Residential	150	197	0	0	0	0
Commercial	1,066	1,377	0	1,572	1,619	0
Commercial and industrial	65	65	0	0	0	0
Multi Family	0	0	0	1	661	0

Total	$1,751	$2,523	$0	$2,145	$2,535	$0

With a related specific allowance recorded:
Land, Farmland, Ag Loans	$222	$222	$13	$230	$230	$68
Residential	11,530	11,717	675	11,107	11,473	500
Commercial	2,580	2,580	229	3,674	3,700	369
Consumer	402	449	78	491	518	40
Commercial and industrial	90	90	10	539	539	25
Multi Family	6,072	6,072	450	4,541	4,541	416

Total	$20,896	$21,130	$1,455	$20,582	$21,001	$1,418

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)	3 Months Ended June 30, 2013		3 Months Ended June 30, 2012
With no related allowance recorded:
Construction	$0	$0	$0	$0
Land, Farmland, Ag Loans	458	3	1,024	1
Residential	153	0	567	0
Commercial and non-residential	1,162	5	504	0
Consumer	0	0	0	0
Commercial and industrial	65	0	103	0
Multi Family	0	0	0	0

Total	$1,838	$8	$2,198	$1

With a related specific allowance recorded:
Construction	$13	$0	$19	$0
Land, Farmland, Ag Loans	223	3	246	2
Residential	11,605	107	11,856	94
Commercial and non-residential	2,593	36	8,104	127
Consumer	452	1	298	2
Commercial and industrial	94	2	389	5
Multi Family	6,083	75	4,622	54

Total	$21,063	$224	$25,534	$284

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Investment Income Recognized
(in thousands)	6 Months Ended June 30, 2013		6 Months Ended June 30, 2012
With no related allowance recorded:
Construction	$0	$0	$0	$0
Land, Farmland, Ag Loans	508	7	667	16
Residential	154	0	551	0
Commercial and non-residential	1,073	0	504	0
Consumer	0	0	0	0
Commercial and industrial	65	0	102	0
Multi Family	0	0	0	0

Total	$1,800	$7	$1,824	$16

With a related specific allowance recorded:
Construction	$13	$0	$18	$0
Land, Farmland, Ag Loans	226	7	243	9
Residential	11,617	219	11,756	194
Commercial and non-residential	2,605	72	8,361	253
Consumer	478	3	280	8
Commercial and industrial	98	3	377	12
Multi Family	6,096	146	4,611	107

Total	$21,133	$450	$25,646	$583

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

Based on the most recent analysis performed, the risk category of non-homogenous loans and leases is as follows:

(In Thousands)

June 30, 2013	Pass	Watch	Special Mention	Substandard	Total(1)
Construction	$4,854	$6,548	$0	$12	$11,414
Land, Farmland, Ag Loans	15,159	775	0	830	16,764
Commercial	115,788	12,406	8,122	6,026	142,342
Commercial and industrial	49,466	17	540	155	50,178
Multi Family	71,215	4,411	1,546	3,421	80,593

Total	$256,482	$24,157	$10,208	$10,444	$301,291

December 31, 2012	Pass	Watch	Special Mention	Substandard	Total(1)
Construction	$10,586	$3,215	$0	$14	$13,815
Land, Farmland, Ag Loans	13,063	0	0	939	14,002
Commercial	107,065	17,137	6,479	6,198	136,879
Commercial and industrial	39,666	2,256	0	172	42,094
Multi Family	65,142	7,762	3,409	3,675	79,988

Total	$235,522	$30,370	$9,888	$10,998	$286,778

(1)	There were no doubtful loans as of June 30, 2013 or December 31, 2012.

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

The following presents by class, information related to loans modified in a TDR during the three and six months ended June 30, 2013.

	Loans Modified as a TDR for the		Loans Modified as a TDR for the
	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Troubled Debt Restructurings (1) (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) (1)	Number of Contracts	Recorded Investment (as of period end) (1)
Land, Farmland, Ag Loans	1	$458	1	$458
Residential - prime	4	123	7	894
Residential - subprime	3	172	5	519
Consumer Other	1	14	2	17
Multi Family (2)	1	1,818	2	3,396

Total	10	$2,585	17	$5,284

(1)

The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

(2)	Renewals of existing TDRs.

The following presents by class, information related to loans modified in a TDR during the three and six months ended June 30, 2012.

	Loans Modified as a TDR for the		Loans Modified as a TDR for the
	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
Troubled Debt Restructurings (1) (dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) (1)	Number of Contracts	Recorded Investment (as of period end) (1)
Land, Farmland, Ag Loans	2	$733	2	$733
Residential - prime	20	2,572	24	2,818
Residential - subprime	7	781	8	802
Commercial	5	2,239	5	2,239
Consumer Other	2	111	3	120
Multi Family	1	160	1	160

Total	37	$6,596	43	$6,872

(1)

The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following presents by class, loans modified in a TDR from July 1, 2012 through June 30, 2013 that subsequently defaulted (i.e., 60 days or more past due following a modification) during the three and six months ended June 30, 2013.

	Loans Modified as a TDR Within the Previous Twelve Months That Subsequently Defaulted During the Three Months Ended June 30, 2013		Loans Modified as a TDR Within the Previous Twelve Months That Subsequently Defaulted During the Six Months Ended June 30, 2013
(dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) (1)	Number of Contracts	Recorded Investment (as of period end) (1)
Residential - prime	2	$94	2	$94

Total	2	$94	2	$94

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

	Loans Modified as a TDR Within the Previous Twelve Months That Subsequently Defaulted During the Three Months Ended June 30, 2012		Loans Modified as a TDR Within the Previous Twelve Months That Subsequently Defaulted During the Six Months Ended June 30, 2012
(dollars in thousands)	Number of Contracts	Recorded Investment (as of period end) (1)	Number of Contracts	Recorded Investment (as of period end) (1)
Residential – prime	1	$68	1	$68

Consumer	1	20	1	20

Total	2	$88	2	$88

(1)

The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

8.	Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available for sale:
U.S. Government sponsored enterprises	$104,419	$0	$1,796	$102,623
Corporate equity securities	44	0	0	44
Mortgage-backed securities	67	3	0	70

Total investment securities available for sale	$104,530	$3	$0	$102,737

Held to maturity:
Mortgage-backed securities	$792	$45	$0	$837

Total investment securities held to maturity	$792	$45	$0	$837

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available for sale:
U.S. Government sponsored enterprises	$83,956	$118	$3	$84,071
Corporate equity securities	44	0	0	44
Mortgage-backed securities	1,146	37	0	1,183

Total investment securities available for sale	$85,146	$155	$3	$85,298

Held to maturity:
Mortgage-backed securities	$903	54	0	957

Total investment securities held to maturity	$903	$54	$0	$957

The amortized cost and estimated fair value of investment securities at June 30, 2013 by contractual term to maturity are shown below.

	Available for Sale		Held to Maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(In thousands)
Due in one year or less	$0	$0	$0	$0
Due after one year through five years	98,420	96,851	0	0
Due after five years through ten years	5,999	5,772	0	0
Due after ten years	0	0	0	0

Subtotal	104,419	102,623	0	0

Mortgage-backed securities	67	70	792	837
Corporate equity securities	44	44	0	0

Total	$104,530	$102 737	$792	$837

Proceeds from sales of investment securities during the six months ended June 30, 2013, totaled $24.0 million, resulting in gross realized gains of $61,000, and for the six months ended June 30, 2012, proceeds from sales totaled $8,000, resulting in gross realized gains of $1,000.

At June 30, 2013 and December 31, 2012, there were $102.6 million and $3.0 million securities in an unrealized loss position less than twelve months and no securities in an unrealized loss position more than twelve months, respectively. The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012.

	June 30, 2013
	Less than 12 months			More than 12 months
(In thousands)	Fair value	Unrealized losses	No. of Securities	Fair value	Unrealized losses	No. of Securities
Available for sale:
U.S. Government sponsored enterprises	$102,623	$1,796	48	$0	$0	0

Total	$102,623	$1,796	48	$0	$0	0

	December 31, 2012
	Less than 12 months			More than 12 months
(In thousands)	Fair value	Unrealized losses	No. of Securities	Fair value	Unrealized losses	No. of Securities
Available for sale:
U.S. Government sponsored enterprises	$2,995	$3	1	$0	$0	0

Total	$2,995	$3	1	$0	$0	0

Management has the intent and ability to hold these securities for the foreseeable future and the decline in the fair value is primarily due to an increase in market interest rates. The fair values are expected to recover as securities approach maturity dates.

At June 30, 2013 and December 31, 2012 approximately $11.0 and $10.0 million, respectively, of investment securities were pledged in accordance with federal and state requirements to secure deposits and repurchase agreements.

9.	Federal Income Taxes

The provision for income taxes consists of the following:

	3 months ended		6 months ended
(In thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Income Taxes:
Federal deferred expense (benefit)	$(61)	$100	$(6)	$6
Valuation allowance	(5,868)	(162)	(5,868)	(31)

Total Income Tax (Benefit)	$(5,929)	$(62)	$(5,874)	$(25)

A reconciliation of the rate of taxes at the federal statutory rate are summarized as follows:

	3 months ended		6 months ended
(In thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Federal income taxes computed at the expected statutory rate	$77	$143	$265	$296
Increase (decrease) in taxes resulting from:
Nontaxable dividend and interest income	0	(7)	0	(14)
Increase in cash surrender value of life insurance – net	(54)	(52)	(107)	(109)
Valuation allowance for deferred tax assets	(5,868)	(162)	(5,868)	(31)
Other	(84)	145	(164)	(167)

Federal income tax provision per consolidated financial statements	$(5,929)	$(62)	$(5,874)	$(25)

The components of the Corporation’s net deferred tax asset (liability) at June 30, 2013 and December 31, 2012 are as follows:

Taxes (payable) refundable on temporary differences at statutory rate:

(In thousands)	June 30, 2013	December 31, 2012
Deferred tax assets:
General loan loss allowance	$3,589	$4,130
Deferred loan fees	169	184
Deferred compensation	1,345	1,046
Other assets	1,197	1,357
Non-accrual interest	166	163
Unrealized loss on securities designated as available for sale	610	0
Tax credits and low income housing credits	2,330	2,134
NOL carry forward	1,396	1,341

Total deferred tax assets	10,802	10,355
Deferred tax liabilities:
FHLB stock dividends	$(1,660)	$(1,660)
Mortgage servicing rights	(948)	(1,103)
Book versus tax depreciation	(707)	(697)
Original issue discount	(684)	(708)
Unrealized gain on securities designated as available for sale	0	(51)
Prepaid expense for FHLB advance restructure	(140)	(140)
Purchase price adjustments	(128)	(128)

Total deferred tax liabilities	(4,267)	(4,487)
Valuation Allowance	$0	$(5,868)

Net deferred tax asset (liability)	$6,535	$0

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

Overview

In 2012 and into 2013, we continued our goal of decreasing higher yielding certificates of deposits while increasing “core” deposit growth related to a number of organizational and product development initiatives, which included our suite of commercial and small business checking accounts, online business cash management system, and remote deposit capture solutions. Competition for deposits continues to put pressure on marginal funding costs, despite continued low rates in 2012 and 2013, but our goal is to continue our strategy and build core customer accounts that are normally a lower cost of funding. Additionally, we will soon be offering a debit rewards program that will allow our customers to earn Buzz Points for using their Advantage Bank Debit Card for everyday purchases. These points can then be redeemed for gift cards, merchant gift certificates or even charitable donations. This will coincide with our strategy of improving customer relationships because the program will reward our customers for buying local and banking at Advantage Bank.

Management has continued its focus on managing credit, while reducing risk and concentrations within the loan portfolio and maintaining sufficient liquidity while increasing capital levels. Advantage has experienced improving trends in asset quality metrics over the past few years. Nonperforming loans continue to decrease, which demonstrates our continued diligence in managing our delinquencies and working with our loan customers in order to reduce losses for them as well as our Corporation. Additionally, the amount of classified loans has decreased not only due to charge offs and sales of various assets, but also due to upgrading the loan quality ratings of various commercial loans due to improved borrower financial performance combined, in some cases, with restructured credit facilities, which has resulted in lower provisions for loan losses.

Current results included disposal of the largest real estate owned property in the second quarter of 2013, which resulted in a loss of approximately $400,000 including all expenses. This sale contributed to the decrease of our classified assets and will result in a reduction of future expenses related to managing the property, taxes and upkeep.

Non-accruals have decreased $36.4 million, or 69.9%, to $15.7 million at June 2013 since the peak of $52.1 million at December 31, 2008 and $3.9 million, or 19.9% since December 31, 2012. Additionally, charge offs have decreased from $22.8 million for the twelve months ending December 31, 2009 to $2.0 million for the six months ending June 30, 2013. While the charge offs contributed to the decrease in non-accrual loans, it is important to note that $30.8 million of the charge offs were related to commercial originations from 2005 through 2008. Yet commercial originations from 2009 through 2013 only have losses of $926,000. We acknowledge that the loans originated in 2012 and 2013 are not seasoned but the trending has positive attributes and significant differences that relate to loan policy underwriting changes initiated by the Bank’s new executive management team, coupled with changes in the commercial credit department and added oversight of the special assets department. If, as we expect, charge offs continue to stabilize and credit quality improves, less allowance for loan and lease losses will be required to maintain an adequate reserve. See Note 7 Allowance for Loan Losses for additional schedules related to trending and progress.

Camco and Advantage have reversed their deferred tax asset (“DTA”) valuation allowance of approximately $5.9 million in the second quarter of 2013. As a result, net income increased by approximately $0.43 per share. The DTA valuation allowance recovery is the result of sustained profitability and improving credit quality that has led to significantly lower credit costs. This, along with a reasonable expectation of continued profitability, has prompted management to determine that the tax assets would more likely than not be recovered through future taxable income and that maintaining the valuation allowance was no longer necessary. The DTA includes a gross net operating loss carry forward of approximately $4.3 million, which will be used in future periods to reduce income tax payments.

Advantage implemented an interest rate protection program for commercial loan customers, which began in the second quarter of 2013 and generated $58,000 of income. Under this program, Advantage will provide its customer with a fixed-rate loan while creating a variable-rate asset for Advantage when the customer enters into an interest rate swap with Advantage on terms that match the loan. Advantage will offset its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty, and has contracted a third party to administer the program. These interest rate swaps do not qualify as designated hedges, therefore, each swap will be accounted for as a standalone derivative.

On August 1, 2013, Advantage became 49% owner of a title company named AB Title Agency LLC. The controlling interest of 51% is owned by MJM Title Agency LLC. The title company is located in Washington Court House, Ohio and offers title insurance to customers of Advantage Bank.

Discussion of Financial Condition Changes from December 31, 2012 to June 30, 2013

At June 30, 2013, Camco’s consolidated assets totaled $756.8 million, a decrease of $7.5 million, or 1.0%, from December 31, 2012. The decrease in total assets resulted from decreased cash levels as a result of decreased deposit balances, partially offset by increased loans receivable and investments available for sale and recording 100% of the DTA.

Residential and commercial loan production increased in 2013 due primarily to additional residential lenders hired in the Columbus, Ohio market area and the renewed ability to generate commercial loans as Advantage previously reduced concentration limits and is now within all concentration policy limits and regulatory standards. This increased production has only slightly increased our portfolio growth which has been offset by payoffs. This has also affected our yield on loans, as we continue to have payoffs and adjustable rate loans re-price and originate new loans in the current lower rate environment. We expect the yield on loans to continue to decrease slightly throughout 2013.

Cash and interest-bearing deposits in other financial institutions totaled $27.1 million at June 30, 2013, a decrease of $31.3 million, or 53.5%, from December 31, 2012. Cash has been deployed into loans and investments that are available for sale to improve interest income while ensuring that liquidity remains adequate.

As of June 30, 2013, securities totaled $103.5 million, an increase of $17.3 million, or 20.1%, from December 31, 2012, due to the purchase of $72.5 million in securities, which was offset partially by the sale of $24.0 million in securities, coupled with principal repayments and maturities of $29.2 million and a decrease in the market value of $2.0 million. The sold securities locked in $61,000 of gains in the six months of 2013, and the cash related to the sale was transferred to the Federal Reserve account which earned 25 basis points. As of June 30, 2013, the Bank has reinvested the majority of liquid funds in securities in order to obtain higher yields while maintaining adequate liquidity.

Loans receivable, including loans held for sale, totaled $563.6 million at June 30, 2013, an increase of $2.5 million, or 0.4%, from December 31, 2012. The increase resulted primarily from loan disbursements totaling $152.8 million offset partially by principal repayments of $87.3 million, loan sales of $60.7 million and $2.0 million of loans transferred to real estate owned. Additionally, a decrease of approximately $300,000 was due to $200,000 of amortization and recording $100,000 of allowance for loan and lease losses.

Loan originations during the six-month period ended June 30, 2013 included $72.3 million of commercial loans, $72.3 million in loans secured by one- to four-family residential real estate and $8.2 million in consumer and other loans. Our intent is to continue to service our communities in one- to four-family residential, consumer and commercial real estate lending in the future and continue with our strategic plan of generating additional lending opportunities and core relationships. The slight increase in residential real estate loan balances is due to an increased interest in adjustable rate loans and, as previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, Advantage is continuing to hold approximately $500,000 of new originations per month of 15 year fixed-rate residential loans to reduce run-off of the portfolio and stabilize margin.

During the first six months of 2013, the average yield on loans was 4.80%, a decrease of 41 basis points as compared to 5.21% for the same period in 2012. The decrease in yield is due to lower effective rates in the loan portfolio during 2013 in connection with the low interest rate environment. As we continue to have payoffs and adjustable rate loans re-price and we originate new loans in the current low rate environment, we expect the yield on loans to continue to decrease slightly throughout 2013.

The allowance for loan losses totaled $10.6 million and $12.1 million at June 30, 2013 and December 31, 2012, respectively, representing 67.3% and 62.0% of nonperforming loans, respectively, at those dates. Nonperforming loans (loans with more than three payments delinquent plus nonaccrual loans) totaled $15.7 million and $19.6 million at June 30, 2013 and December 31, 2012, respectively, constituting 2.7% and 3.4% of total net loans, respectively, including loans held for sale. See Note 7 - Allowance for Loan Losses, above for additional information related to change in allowance and delinquency. Net charge-offs totaled $1.7 million and $1.5 million for the six months ended June 30, 2013 and June 30, 2012, respectively.

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

At June 30, 2013, the Corporation’s other real estate owned (REO) consisted of 130 repossessed properties with a net book value of $6.9 million, a decrease of $3.7 million, compared to December 31, 2012, due to increased sales, including the sale of a golf course and land lots for $3.2 million. Initial loss and the write down to market value is recorded as a charge to the allowance for loan losses. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The Corporation reflects costs to carry REO as period costs. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property.

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

Prepaid expenses and other assets increased $7.0 million primarily due to the reversal of the Corporation’s DTA valuation allowance of approximately $6.5 million. The DTA valuation allowance recovery is the result of sustained profitability and improving credit quality that has led to significantly lower credit costs. This, along with a reasonable expectation of continued profitability, has prompted management to determine that the tax assets would more likely than not be recovered through future taxable income and that maintaining the entire valuation allowance was no longer necessary. The DTA includes a gross net operating loss carry forward of approximately $4.3 million, which will be used in future periods to reduce income tax payments.

Deposits totaled $614.6 million at June 30, 2013, a decrease of $12.6 million, or 2.0%, from the total at December 31, 2012. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012		Change
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$75,338	0.00%	$76,490	0.00%	$(1,152)	0.00%
Interest-bearing demand	74,256	0.13	70,472	0.13	3,784	0.00
Money market demand accounts	120,633	0.25	121,437	0.24	(804)	0.01
Savings accounts	55,013	0.05	54,726	0.05	287	0.00
Total certificate accounts	289,383	1.23	304,099	1.28	(14,716)	(0.05)

Total deposits	$614,623	0.65%	$627,224	0.69%	$(12,601)	(0.04)%

The decrease in certificates of deposit was primarily due to decreases in non-core customers (customers who only have a certificate of deposit account with the Bank). We continue to focus and implement our strategy of improving the long-term funding mix of the Bank’s deposit portfolio by developing “core relationships” with customers within our communities, and adding commercial and retail checking accounts. The Bank is focused on its collection of core deposits. Core deposit balances, generated from customers throughout the Bank’s branch network, are generally a stable source of funds similar to long-term funding, but core deposits such as checking and savings accounts are typically less costly than alternative fixed-rate funding. The Corporation believes that this cost advantage makes core deposits a superior funding source, in addition to providing cross-selling opportunities and fee income possibilities.

Advances from the FHLB and other borrowings totaled $65.8 million at June 30, 2013, an increase of $1.6 million, or 2.4%, from the total at December 31, 2012. The increase in borrowings was primarily due to increased balances in repurchase agreements which we believe is related to the timing of customer needs.

Stockholders’ equity totaled $65.9 million at June 30, 2013, an increase of $6.2 million, or 10.4%, from December 31, 2012. The increase resulted primarily from the tax benefit associated with the reversal of their DTA valuation allowance of approximately $5.9 million, coupled with before tax earnings of $779,000, $421,000 of additional capital related to the exercise of warrants, $418,000 related to restricted stock awards and net changes related to the unearned compensation offset partially by other comprehensive income related to the fair value of our investment securities in the amount of $1.3 million. See the consolidated statement of stockholders’ equity for additional information.

Comparison of Results of Operations for the Six Months Ended June 30, 2013 and 2012

Camco’s net earnings for the six months ended June 30, 2013, totaled $6.7 million, an increase of $5.8 million, from the net earnings of $895,000 reported in the comparable 2012 period. On a diluted per share basis, net earnings for the six months ended June 30, 2013 were $0.45, compared to $0.12 in the six months ended June 30, 2012. The increase in earnings was primarily attributable to the reversal of our DTA. The DTA valuation allowance recovery is the result of sustained profitability and improving credit quality that has led to significantly lower credit costs. This, along with a reasonable expectation of continued profitability, has prompted management to determine that the tax assets would more likely than not be recovered through future taxable income and that maintaining the entire valuation allowance was no longer necessary.

Net Interest Income

Net interest income totaled $10.9 million for the six months ended June 30, 2013, a decrease of $1.3 million or 10.3%, compared to the six month period ended June 30, 2012, generally reflecting the effects of the balance sheet movement in the different types of earning assets, their respective average balances and the average yield. Due to these changes the yield, on earning assets decreased 69 basis points to 3.93% for the six months ended June 30, 2013 compared to 4.62% for the six months ended June 30, 2012. This decrease was partially offset by a 37 basis point decrease in interest bearing liabilities. The decrease was primarily related to decreased certificates of deposit, average balances, which have higher costs than core deposits, coupled with the maturity and payoff of $10.0 million of advances in 2012.

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. Balances are based on the average of month-end balances, which, in the opinion of management, do not differ materially from daily balances.

	2013			2012
Six Months Ended June 30, (Dollars in thousands)	Average outstanding balance	Interest earned / paid	Average yield/ rate	Average outstanding balance	Interest earned / paid	Average yield/ Rate
Interest-earning assets:
Loans receivable (1)	$549,025	$13,181	4.80%	$610,973	$15,912	5.21%
Securities	83,231	290	0.70%	55,720	219	0.79%
FHLB stock	9,888	209	4.23%	9,888	216	4.37%
Other interest-bearing accounts	56,278	61	0.22%	30,613	2	0.01%

Total interest-earning assets	698,422	13,741	3.93%	707,194	16,349	4.62%
Noninterest-earning assets (2)	61,420			68,192

Total average assets	$759,842			$775,386

Interest-bearing liabilities:
Deposits	$547,815	$2,033	0.74%	574,069	$2,956	1.03%
FHLB advances and other	64,534	855	2.65%	75,724	1,291	3.41%

Total interest-bearing liabilities	612,349	2,888	0.94%	649,793	4,247	1.31%
Noninterest-bearing deposits	74,813			66,279
Noninterest-bearing liabilities	11,569			13,262

Total average liabilities	698,731			729,334
Total average stockholders’ equity	61,111			46,052

Total liabilities and stockholders’ equity	$759,842			$775,386

Net interest income/Interest rate spread		$10,853	2.99%		$12,102	3.31%

Net interest margin (3)			3.11%			3.42%
Average interest-earning assets to average interest-bearing liabilities			114.1%			108.8%

(1)	Includes loans held for sale. Loan fees are immaterial.
(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses.
(3)	Net interest income as a percent of average interest-earning assets.

Interest income on loans totaled $13.2 million for the six months ended June 30, 2013, a decrease of $2.7 million, or 17.2%, from the comparable 2012 period. The decrease resulted primarily from a decrease in the average balance outstanding of $61.9 million, or 10.1%, from the comparable 2012 period. This is primarily related to slower commercial production in 2012 coupled with large payoffs that outpaced the rates of the new production. The decrease in average loans is causing part of the decreased yield due to existing loans with higher rates being paid-off and new loans with lower interest rates being originated. This created a 41 basis point decrease in the average yield on loans.

Interest income on securities totaled $290,000 for the six months ended June 30, 2013, an increase of $71,000, or 32.4%, from the first six months of 2012. The increase was due primarily to a $27.5 million, or 49.4%, increase in the average balance from the comparable 2012 period which was offset partially by a 9 basis point decrease in the average yield to 0.70% for the 2013 period. In March 2013, we sold $24.0 million of investments for a gain on sale of $61,000 and have purchased new investments with additional cash on hand. These investments will are somewhat longer in term to help support the margin.

Dividend income on FHLB stock is paid a quarter in arrears and decreased 14 basis points from the first six months of 2012. Interest income on other interest bearing accounts increased as excess cash was moved to the Federal Reserve, which paid 25 basis points on the balance through June 30, 2013. We will continue to deploy cash when available by paying down advances and borrowings in order to generate additional income.

Interest expense on deposits totaled $2.0 million for the six months ended June 30, 2013, a decrease of $923,000, or 31.2%, compared to the same period in 2012 due primarily to a 29 basis point decrease in the average cost of interest bearing deposits to 0.74% in the current period, coupled with a $26.3 million, or 4.6%, decrease in average interest bearing deposits outstanding. While the cost of deposits was lower in 2013 compared to 2012, the cost of funds in 2013 is expected to stabilize as rates have been at low levels for the past few years. However, we will continue to re-price certificates of deposit in the current lower interest rate environment in 2013, which should decrease costs slightly if rates continue to be at the current low levels. Although, competitive pressures may limit our ability to reduce interest rates paid on deposits.

Interest expense on borrowings totaled $855,000 for the six months ended June 30, 2013, a decrease of $436,000, or 33.8%, from the same six month period of 2012. The decrease resulted primarily from a $11.2 million, or 14.8%, decrease in the average borrowings outstanding, coupled by a 76 basis point decrease in the average cost of borrowings to 2.65%. This decrease is due to the restructure of some of our FHLB advances in 2012. In July 2013, we restructured $25.0 million of advances with an average yield of 4.02%. We replaced these advances with $25.0 million of advances with a yield of 1.49%. The restructure included a prepayment fee of $444,000, which is amortized over the life of the advances, which increases the effective interest rate on the advances to 3.27%, a decrease of 75 basis points below the previous yield. This will be a monthly savings of approximately $15,000.

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

Non accruals have decreased $36.5 million, or 69.9%, to $15.7 million at June 30, 2013 since the peak at December 31, 2008 and $3.9 million, or 19.9%, since December 31, 2012. Additionally, charge offs have decreased from $22.8 million for the twelve months ending December 31, 2009 to $2.0 million for the six months ending June 30, 2013. While the charge offs contributed to the decrease in non-accrual loans it is important to note that $30.8 million of the charge offs were related to commercial originations from 2005 through 2008. However, commercial originations from 2009 through 2013 only have losses of $926,000. We acknowledge that the loans originated in 2012 and 2013 are not seasoned but the trending has positive attributes and significant differences which relate to loan policy underwriting changes initiated by the bank’s new executive management team, coupled with changes in the commercial credit department and added oversight of the special assets department. As charge offs continue to stabilize and credit quality improves, less allowance for loan and lease losses is required to maintain an adequate reserve. See Note 7 - Allowance for Loan Losses and related tables above in the notes to consolidated financial statements.

Camco’s net loan charge-offs and provision for loan losses in recent years have been impacted by workout activities related to existing impaired loans. Management’s continued efforts have included negotiating reduced payoffs and the sale of underlying collateral–or short sales coupled with charging down values to net realizable or fair value of the underlying collateral. Management believes these actions continue to be prudent during the current economic environment.

Based upon an analysis of these factors, the continued economic outlook and new production, we recorded a provision for losses on loans of $100,000 for the six months ended June 30, 2013. We believe our loans are adequately reserved for probable losses inherent in our loan portfolio at June 30, 2013. However, there can be no assurance that the loan loss allowance will be adequate to absorb actual losses. See Note 7 - Allowance for Loan Losses above in the notes to consolidated financial statements for additional information.

Other Income

Other income totaled $4.2 million for the six months ended June 30, 2013, an increase of $502,000, or 13.7%, from the comparable 2012 period. The increase in other income was primarily attributable to a $417,000 increase in the valuation of mortgage servicing rights coupled with an increase in the gain on sale of loans and investments.

The increase in the valuation of mortgage servicing rights is related to an increase in the servicing asset coupled with the increase in the value of the asset. The overall servicing asset increased due to continued loan production and loan sales to the secondary market. The value of the asset increased due to slightly higher interest rates and slower prepayment speeds. The increase in gain on sale of loans was primarily due to an additional $7.0 million of sales in 2013 compared to 2012 and higher margins on the 2013 sales.

The increase in gain on sale of investments occurred in March 2013, as we sold $24.0 million of investments for a gain on sale of $61,000. We have since purchased new investments with additional cash on hand. These investments are somewhat longer in term to help support the margin.

General, Administrative and Other Expense

General, administrative and other expense totaled $14.1 million for the six months ended June 30, 2013, an increase of $386,000 or 2.8%, from the comparable period in 2012. The increase in general, administrative and other expense was primarily due to growth initiatives and costs related to the disposal of real estate owned property and other expenses, which were offset partially by lower professional services and lower loan expenses compared to the same period in 2012.

The increase in employee compensation and benefits was primarily due to growth initiatives for increased production levels that increased commissions.

The increase in real estate owned and other expenses of $213,000 was primarily due to the sale of a golf course in the second quarter of 2013.

The decrease in professional services was related to non-recurring 2012 expenses including legal expenses related to the completion of our capital raising alternatives.

The decrease in other loan expenses is related to fewer classified assets and the costs of foreclosure and legal processes that are not considered collectable.

Federal Income Taxes

Federal income tax benefit totaled $5.9 million, for the six months ended June 30, 2013, compared to a $25,000 benefit in the six months ended June 30, 2012. This increase relates to the reversal of the Corporation’s DTA valuation allowance of approximately $6.5 million. As a result, net income for the six months ended June 30, 2013, increased by approximately $0.44 per share. The DTA valuation allowance recovery is the result of sustained profitability and improving credit quality that has led to significantly lower credit costs. This, along with a reasonable expectation of continued profitability, has prompted management to determine that the tax assets would more likely than not be recovered through future taxable income and that maintaining the entire valuation allowance was no longer necessary. The DTA includes a gross net operating loss carry forward of approximately $4.3 million which will be used in future periods to reduce income tax payments. The net operating loss carry forward is expected to decline during 2013 as the Corporation continues to generate taxable income.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2013 and 2012

Camco’s net earnings for the three months ended June 30, 2013 totaled $6.2 million, an increase of $5.7 million, from the net earnings of $482,000 reported in the comparable 2012 period. On a diluted per share basis, net earnings for the three months ended June 30, 2013 were $0.42, compared to $0.06 in the three months ended June 30, 2012. The increase in earnings was primarily attributable to the reversal of the valuation allowance against the Corporation’s DTA. The DTA valuation allowance recovery is the result of sustained profitability and improving credit quality that has led to significantly lower credit costs. This, along with a reasonable expectation of continued profitability, has prompted management to determine that the tax assets would more likely than not be recovered through future taxable income and that maintaining the valuation allowance was no longer necessary.

Net Interest Income

Net interest income totaled $5.5 million for the three months ended June 30, 2013, a decrease of $459,000 or 7.8%, compared to the three month period ended June 30, 2012, generally reflecting the effects of the balance sheet movement in the different types of earning assets, their respective average balances and the average yield. Due to these changes, the yield on earning assets decreased 54 basis points to 3.93% for the three months ended June 30, 2013 compared to 4.47% for the three months ended June 30, 2012. This decrease was partially offset by a 31 basis point decrease in interest bearing liabilities. The decrease was primarily related to decreased certificates of deposit average balances, which have higher costs than core deposits, coupled with the maturity and payoff of $10.0 million of advances in 2012.

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. Balances are based on the average of month-end balances, which, in the opinion of management, do not differ materially from daily balances.

	2013			2012
Three Months Ended June 30, (Dollars in thousands)	Average outstanding balance	Interest earned / paid	Average yield/ rate	Average outstanding balance	Interest earned / paid	Average yield/ Rate
Interest-earning assets:
Loans receivable (1)	$552,666	$6.591	4.77%	$599,582	$7,699	5.14%
Securities	87,172	170	0.78%	71,916	132	0.73%
FHLB stock	9,888	104	4.21%	9,888	104	4.21%
Other interest-bearing accounts	51,591	18	0.14%	28,468	1	0.01%

Total interest-earning assets	701,317	6.883	3.93%	709,854	7,936	4.47%
Noninterest-earning assets (2)	56,407			68,973

Total average assets	$757,724			$778,827

Interest-bearing liabilities:
Deposits	$543,870	$1.000	0.74%	576,410	$1,405	0.98%
FHLB advances and other	65,171	429	2.63%	73,307	618	3.37%

Total interest-bearing liabilities	609,041	1.429	0.94%	649,717	2,023	1.25%
Noninterest-bearing deposits	75,395			68,119
Noninterest-bearing liabilities	11,333			14,645

	695,769
Total average liabilities				732,481
Total average stockholders’ equity	61,955			46,346

Total liabilities and stockholders’ equity	$757.724			$778,827

Net interest income/Interest rate spread		$5.454	2.99%		$5,913	3.22%

Net interest margin (3)			3.11%			3.33%
Average interest-earning assets to average interest-bearing liabilities			115.15%			109.3%

(1)	Includes loans held for sale. Loan fees are immaterial.
(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses.
(3)	Net interest income as a percent of average interest-earning assets.

Interest income on loans totaled $6.6 million for the three months ended June 30, 2013, a decrease of $1.1 million, or 14.4%, from the comparable 2012 period. The decrease resulted primarily from a decrease in the average balance outstanding of $46.9 million, or 7.8%, from the comparable 2012 period. This is primarily related to slower commercial production throughout 2012 coupled with large payoffs that outpaced the rates of the new production. The decrease in average loans is causing part of the decreased yield due to the new loans being generated in our current low interest rate environment. This created a 37 basis point decrease in the average yield on loans.

Interest income on securities totaled $170,000 for the three months ended June 30, 2013, an increase of $38,000, or 28.8%, from the comparable 2012 period. The increase was due primarily to a $15.3 million, or 21.2%, increase in the average balance from the comparable 2012 period coupled by a 5 basis point increase in the average yield to 0.78% for the 2013 period. In March 2013, we sold $24.0 million of investments for a gain on sale of $61,000 and have since purchased new investments with additional cash on hand. These investments are somewhat longer in term to help support the margin.

Interest income on other interest bearing accounts increased as excess cash was moved to the Federal Reserve, which paid 25 basis points on the balance through June 30, 2013. We will continue to deploy cash when available by paying down advances and borrowings in order to generate additional income.

Interest expense on deposits totaled $1.0 million for the three months ended June 30, 2013, a decrease of $405,000, or 28.8%, compared to the same period in 2012 due primarily to a 24 basis point decrease in the average cost of interest bearing deposits to 0.74% in the current period, coupled with a $32.5 million, or 5.7%, decrease in average interest bearing deposits outstanding. While the cost of deposits was lower in 2013 compared to 2012, the cost of funds in 2013 is expected to stabilize as rates have been at low levels for the past few years. However, we will continue to re-price certificates of deposit in the current low interest rate environment in 2013, which could decrease costs slightly if rates continue to be at the current low levels. Although, competitive pressures may limit our ability to reduce interest rates paid on deposits.

Interest expense on borrowings totaled $429,000 for the three months ended June 30, 2013, a decrease of $189,000, or 30.6%, from the same three month period of 2012. The decrease resulted primarily from a $8.1 million, or 11.1%, decrease in the average borrowings outstanding, coupled by a 74 basis point decrease in the average cost of borrowings to 2.63%. This decrease is due to the restructure of some of our FHLB advances and $10.0 million of advances maturing in 2012. In July 2013 we restructured $25.0 million of advances with an average yield of 4.02%. We replaced these advances with fixed rate advances with an average yield of 1.49%. The restructure included a prepayment fee of $444,000, which increases the effective interest rate on advances to 3.27%, and is a decrease of 75 basis points below the previous yield. This will be a monthly savings of approximately $15,000.

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

No provision was recorded in the three months ended June 30, 2013. We believe our loans are adequately reserved for probable losses inherent in our loan portfolio at June 30, 2013. However, there can be no assurance that the loan loss allowance will be adequate to absorb actual losses. See Note 7 - Allowance for Loan Losses above in the notes to consolidated financial statements for additional information.

Other Income

Other income totaled $2.1 million for the three months ended June 30, 2013, an increase of $380,000, or 22.6%, from the comparable 2012 period. The increase in other income was primarily attributable to a $414,000 increase in the valuation of mortgage servicing rights, which is related to an increase in the servicing asset coupled with the increase in the value of the asset. The overall servicing asset increased due to continued loan production and loan sales to the secondary market. The value of the asset increased due to slightly higher interest rates and slower prepayment speeds.

General, Administrative and Other Expense

General, administrative and other expense totaled $7.3 million for the three months ended June 30, 2013, an increase of $253,000, or 3.6%, from the comparable period in 2012. The increase in general, administrative and other expense was primarily due to growth initiatives and costs related to the disposal of real estate owned property and other expenses, which were offset partially by decreases in loan expenses.

The increase in real estate owned and other expenses of $321,000 was primarily due to the sale of a golf course in the second quarter of 2013.

The decrease in other loan expenses is related to fewer classified assets and the costs of foreclosure and legal processes that are not considered collectable.

Federal Income Taxes

Federal income tax benefit totaled $5.9 million, for the six months ended June 30, 2013, compared to a $62,000 benefit in the three months ended June 30, 2012. This increase relates to the reversal of the Corporation’s DTA valuation allowance of approximately $6.5 million. As a result, net income for the second quarter of 2013 increased by approximately $0.43 per share. The DTA valuation allowance recovery is the result of sustained profitability and improving credit quality that has led to significantly lower credit costs. This, along with a reasonable expectation of continued profitability, has prompted management to determine that the tax assets would more likely than not be recovered through future taxable income and that maintaining the valuation allowance was no longer necessary. The DTA includes a gross net operating loss carry forward of approximately $4.3 million, which will be used in future periods to reduce income tax payments. The net operating loss carry forward is expected to decline during 2013 as the Corporation continues to generate taxable income.

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

Capital Requirements

Camco is subject to the regulatory capital requirements of the Federal Reserve Board (the “FRB”) and Advantage is subject to the requirements of the FDIC and Ohio Division of Financial Institutions (the “Division”). Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The FDIC and Division issued a consent order to Advantage on February 9, 2012 (the “Consent Order”). The Consent Order requires Advantage to, among other things, (i) increase its Tier I leverage capital to 9% by March 31, 2012; and (ii) seek regulatory approval prior to declaring or paying any cash dividend. Therefore, Advantage must maintain 9% Tier I Capital to be deemed “adequately capitalized”. As a result of the Consent Order, Advantage remains disqualified as a public depository under Ohio law and will incur higher premiums for FDIC insurance of its accounts. Currently, Advantage is not in compliance with the Tier I capital requirement of the Consent Order and will need to increase its capital levels.

On September 24, 2012, Camco announced a rights offering of shares of common stock of up to $10.0 million to existing stockholders followed by a public offering of any remaining shares. Under the terms of the rights offering, all record holders of the Corporation’s common stock as of July 29, 2012 received, at no charge, one subscription right for each share of common stock held as of the record date. Each subscription right entitled the holder of the right to purchase one share of Camco common stock at a subscription price of $1.75 per share. In addition, for every two shares purchased in the rights or public offerings, investors received one warrant to purchase Camco common stock within five years at $2.10 per share. Rights holders were provided the opportunity to purchase shares in excess of their basic subscription rights, subject to availability and certain limitations.

On November 8, 2012, Camco announced the successful closing of its $10.0 million offering. Our current stockholders, along with unsolicited commitments from directors and officers allowed us to sell the full $10.0 million in common stock without the need to solicit shares externally in the public offering phase. Camco issued 5,714,286 shares of common stock and warrants to acquire 2,857,143 shares of common stock at an exercise price of $2.10. These warrants will expire on November 6, 2017. The total proceeds of the common stock offering were $9.4 million, net of offering costs of $619,000. Net proceeds of $9.4 million were invested in Advantage to improve its regulatory capital position.

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

Camco is a single bank holding company and its primary ongoing source of liquidity is dividends received from the Bank. Currently, the 2012 Consent Order prohibits the Bank from paying a dividend to Camco without prior approval of the FDIC and Division. Further, as a result of entering into the Camco Agreement with the FRB, we are prohibited from paying dividends to our stockholders without first obtaining the approval of the FRB. Camco currently has $5.0 million outstanding trust preferred securities with a maturity date of 2037. Camco’s agreement regarding these securities provides for a deferment of interest payment for up to 20 consecutive quarters without default. Based on notification received from the FRB on April 30, 2009, Camco was required to exercise this provision to defer interest payments and has deferred a total of 17 quarters as of June 30, 2013. If the Corporation desires to raise funds in the future, it may consider engaging in further offerings of preferred securities, debentures or other borrowings as well as issuance of capital stock, but any such strategic decisions would require regulatory approval. Our ability to pay dividends to stockholders is dependent on our net earnings.

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

Liquid assets consist of cash and interest-bearing deposits in other financial institutions, investments and mortgage-backed securities. Approximately $1.2 million, or 1.1%, of our investment portfolio is expected to mature, prepay or be called during 2013. These maturities could provide an additional source of liquidity.

Additional sources of liquidity include deposits, borrowings and principal and interest repayments on loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions, and competition and are difficult to predict.

Diversified and reliable sources of wholesale funds are utilized to augment core deposit funding. Borrowings may be used to compensate for reduction in other sources of funds or to support lending activities. The Bank utilizes certain loans and FHLB stock to provide collateral to support its borrowing needs. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions. One source of wholesale funding is brokered deposits. Consistent with its risk management policy and in response to the general tightening of credit and liquidity conditions in the financial markets at large, in the past, the Bank has utilized brokered deposits. However, at June 30, 2013, Advantage did not have any such deposits.

Approximately $162.1 million of the Corporation’s certificate of deposit portfolio is scheduled to mature during 2013. Depositors continue to invest in short-term certificates or other issuances with maturities of less than 18 months. This places additional liquidity pressure on the Corporation as competition for deposits is very strong in Ohio, Kentucky and West Virginia. A material loss of these short-term deposits could force us to seek funding through contingency sources, which may negatively impact earnings.

FHLB advances are another funding source. In the past, Camco has depended heavily on borrowings to fund balance sheet growth. While significant strategic and tactical focus is currently being placed on deposit growth, borrowings and additional borrowing capacity at the FHLB are vital sources of liquidity. We have approximately $95.0 million of additional borrowing capacity available as of June 30, 2013. However, our total borrowing capacity at the FHLB is dependent on the level of eligible collateral assets held by the Bank and the Bank’s credit rating with the FHLB. Our total borrowing capacity with the FHLB has decreased to $148.2 million at June 30, 2013, from $170.9 million at December 31, 2012. This capacity is based on the pledging of our one- to four- family, multi-family mortgage, commercial real estate and home equity lines of credit.

We plan to continue to monitor our funding sources, but recognize that our current credit risk profile may restrict these sources. Our Funds Management Group, an internal committee, will monitor deposit rates in our markets to allow for competitive pricing to raise funds while also monitoring loan activity to provide for the liquidity needs of the Bank.

The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of June 30, 2013.

		Payments due by period
	Less than 1 year	1 – 3 Years	3 – 5 years	More than 5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$356	$578	$321	$0	$1,255
Advances from the FHLB	5,066	42,205	5,000	877	53,148
Repurchase agreements	7,640	0	0	0	7,640
Certificates of deposit	162,138	105,741	19,796	1,708	289,383
Subordinated debentures (1)	0	0	0	5,000	5,000
Ohio equity funds for housing	99	191	157	0	447
Deferred Compensation	223	441	425	984	2,073
Amount of commitments expiring per period:
Commitments to originate loans:
Revolving open-end lines secured by 1-4 residential properties	$37,801	$0	$0	$0	$37,801
Commercial and industrial loans	60,691	0	0	0	60,691
One- to four-family construction loan	4,502	0	0	0	4,502
Commercial real estate, other construction loan and land development	20,236	0	0	0	20,236
All other unused commitments	9,506	0	0	0	9,506
Letters of credit	289	0	0	0	289

Total contractual obligations	$308,547	$149,156	$25,699	$8,569	$491,971

(1)	The subordinated debentures are redeemable at Camco’s option. The debentures mature on September 15, 2037.

We anticipate that we will have sufficient funds available to meet our current loan commitments. Based upon historical deposit flow data, the Bank’s competitive pricing in its market and management’s experience, we believe that a significant portion of our “core” maturing certificates of deposit in 2013 will remain with the Bank, but recognize the significance of the risks discussed above. Additionally, as of June 30, 2013, the Bank had approximately $119.4 million of liquid assets which is 15.8% of total assets. Our current policy requires 5% of liquid assets to total assets, which calculated to excess liquidity of $81.5 million or 10.8% at June 30, 2013.

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

In June, 2013, for cash flow purposes, Camco applied and was approved for a line of credit with Advantage Bank. The line of credit by the bank was secured by a bank owned life insurance policy, less taxes, with a market value equal to 120% of the amount of the loan of $225,700.

Camco and Advantage are required to maintain minimum regulatory capital pursuant to federal regulations and the 2012 Consent Order. The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at June 30, 2013:

	Actual For capital Adequacy purposes						To be “well- capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount			Ratio		Amount	Ratio
Total capital to risk-weighted assets:
Camco Financial Corporation	$74,771	13.37%	≥	$ 44,752	≥	8.0%	>$	55,940	10%
Advantage Bank	$72,519	12.97%	≥	$ 44,736	≥	8.0%	>$	55,919	10%
Tier I capital to risk-weighted assets:
Camco Financial Corporation	$67,737	12.11%	≥	$ 22,376	≥	4.0%	>$	33,564	6.0%
Advantage Bank	$65,485	11.71%	≥	$ 22,368	≥	4.0%	>$	33,551	6.0%
Tier I leverage to average assets:
Camco Financial Corporation	$67,737	8.98%	≥	$ 30,162	≥	4.0%	>$	37,703	5.0%
Advantage Bank	$65,485	8.70%	≥	$ 30,091	≥	4.0%	>$	37,613	5.0%

We believe that the minimum regulatory capital requirements set forth in federal regulations and the 2012 Consent Order may be realized and maintained through multiple sources, including net earnings in the normal course of business, proceeds from the exercise of warrants and external sources of capital.

The availability of some forms of external capital (principally to financial service companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates. Management cannot predict when or if the capital markets will return to more favorable conditions. An equity financing transaction would result in substantial dilution to the Corporation’s current stockholders and could adversely affect the market price of the Corporation’s common stock. Further, there can be no assurance that any such efforts would be successful, either on a short-term or long-term basis. However, a material failure to comply with the provisions of the Camco Agreement or Consent Order could result in additional enforcement actions by the FDIC, the Division or the FRB.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

ITEM 4.	Controls and Procedures

Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Camco’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures were effective as of June 30, 2013. During the quarter ended June 30, 2013, there were no changes in Camco’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Camco’s internal controls over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

None

ITEM 6. Exhibits

Exhibit 3(i)	Restated Certificate of Incorporation of Camco Financial Corporation, as amended	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Film no. 04668873, Exhibit 3(i)

Exhibit 3(ii)	2003 Amended and Restated By-Laws of Camco Financial Corporation	Incorporated by reference to Camco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Film no. 07695291, Exhibit 3(ii)

Exhibit 3(iii)	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Camco’s Annual Report on Form 10-K for the Year ended December 31, 2012, Film no. 13702221, Exhibit 3(iii).

Exhibit 10(i)	Camco Financial Corporation	Incorporated by reference to Camco’s
	2013 Equity Plan	Definitive Proxy Statement filed on April 19, 2013, Film no. 13771995, Exhibit A.

Exhibit 10(ii)	Regulatory Compliance Incentive Plan	Incorporated by reference to Camco’s
Current Report on Form 8-K, filed on June 3, 2013, Film no. 1388128, Exhibit 10.1

Exhibit 31(i)	Section 302 certification by
Chief Executive Officer

Exhibit 31(ii)	Section 302 certification by
Chief Financial Officer

Exhibit 32(i)	Section 1350 certification by
Chief Executive Officer

Exhibit 32(ii)	Section 1350 certification by
Chief Financial Officer

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Link base Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Link base Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Link base Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Link base Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2013	By:	/s/ James E. Huston
James E. Huston
Chief Executive Officer

Date: August 12, 2013	By:	/s/ John E. Kirksey
John E. Kirksey
Chief Financial Officer