Form 10-Q
period 2013-09-30
CAMCO FINANCIAL CORP
filed 2013-11-08
CIK 16614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 6, 2013, the latest practicable date, 14,167,698 shares of the registrant’s common stock, $1.00 par value, were outstanding.

Camco Financial Corporation

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and due from banks	$15,022	$13,815
Interest-bearing deposits in other financial institutions	2,163	44,564

Cash and cash equivalents	17,185	58,379
Securities available for sale, at market	101,211	85,298
Securities held to maturity, at cost	725	903
Loans held for sale—at lower of cost or market	1,831	6,544
Loans receivable—net	577,003	554,575
Office premises and equipment—net	7,813	8,105
Real estate acquired through foreclosure	5,632	10,581
Federal Home Loan Bank stock—at cost	9,888	9,888
Accrued interest receivable	2,471	2,631
Mortgage servicing rights—at lower of cost or market	4,106	3,245
Prepaid expenses and other assets	11,668	3,525
Cash surrender value of life insurance	21,066	20,585

Total assets	$760,599	$764,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$609,012	$627,224
Other Borrowings	11,931	10,923
Advances from the Federal Home Loan Bank	59,477	53,297
Advances by borrowers for taxes and insurance	1,718	2,635
Accounts payable and accrued liabilities	11,181	10,453

Total liabilities	693,319	704,532
Commitments	$0	$0
Stockholders’ equity:
Preferred stock—$1 par value; authorized 100,000 shares; no shares outstanding	0	0
Common stock—$1 par value; authorized 29,900,000 shares; 15,282,352 and 14,911,949 shares issued at September 30, 2013 and December 31, 2012 respectively	15,282	14,912
Additional paid-in capital	64,095	63,310
Warrants—2,601,468 at September 30, 2013 and 2,857,107 at December 31, 2012	1,285	1,411
Retained earnings	11,893	4,513
Accumulated other comprehensive income (loss)	(871)	100
Unearned compensation	(290)	(405)
Treasury stock—1,678,913 shares at September 30, 2013 and December 31, 2012, at cost	(24,114)	(24,114)

Total stockholders’ equity	67,280	59,727

Total liabilities and stockholders’ equity	$760,599	$764,259

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF EARNINGS

For the nine and three months ended September 30,

(In thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
(unaudited)	2013	2012	2013	2012
Interest and dividend income
Loans	$19,905	$23,434	$6,724	$7,522
Investment securities	483	350	194	131
Other interest-earning accounts	379	330	108	112

Total interest and dividend income	20,767	24,114	7,026	7,765
Interest Expense
Deposits	3,012	4,191	979	1,235
Borrowings	1,241	1,836	386	545

Total interest expense	4,253	6,027	1,365	1,780

Net interest income	16,514	18,087	5,661	5,985
Provision for losses on loans	(509)	1,599	(609)	457

Net interest income after provision for losses on loans	17,023	16,488	6,270	5,528
Other income
Late charges, rent and other	692	872	223	321
Loan servicing fees	836	849	287	283
Service charges and other fees on deposits	1,480	1,513	501	515
Gain on sale of loans	1,486	1,714	251	633
Mortgage servicing rights – net	861	(78)	405	(117)
Gain on sale of investments	61	1	0	0
Loss on sale of fixed assets	(7)	(3)	0	0
Income on cash surrender value of life insurance	633	642	214	216

Total other income	6,042	5,510	1,881	1,851
General, administrative and other expenses
Employee compensation and benefits	10,804	9,392	3,777	2,996
Occupancy and equipment	2,182	2,192	718	725
Federal deposit insurance premiums	1,310	1,380	428	457
Data and transaction processing	1,377	1,449	427	479
Advertising	405	296	133	101
Franchise taxes	675	583	218	199
Postage, supplies and office expenses	714	755	235	248
Travel, training and insurance	229	207	95	86
Professional services	1,089	1,357	372	468
Real estate owned and other expenses	2,153	2,195	704	959
Loan expenses	450	891	146	230

Total general, administrative and other expense	21,388	20,697	7,253	6,948

Earnings before federal income taxes	1,677	1,301	898	431
Federal income taxes	(5,703)	(78)	171	(53)

NET EARNINGS	$7,380	$1,379	$727	$484

EARNINGS PER SHARE
Basic	$0.55	$0.19	$0.05	$0.07

Diluted	$0.50	$0.19	$0.05	$0.07

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the nine and three months ended September 30,

(In thousands)

	Nine months ended September 30,		Three months ended September 30,
(unaudited)	2013	2012	2013	2012
Net earnings	$7,380	$1,379	$727	$484
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities during the period, net of tax effects of $(479) and $78, $161 and $53 for the respective periods	(931)	152	312	102
Reclassification adjustment for realized gains included in net earnings, net of taxes of $(21) and $0, and $0 and $0 for the respective periods	(40)	(1)	0	0

Comprehensive income	$6,409	$1,530	$1,039	$586

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30,

(In thousands)

(unaudited)	2013	2012
Cash flows from operating activities:
Net earnings for the period	$7,380	$1,379
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees	(137)	(115)
Amortization of premiums and discounts on investment and mortgage-backed securities – net	(19)	21
Amortization of mortgage servicing rights	102	868
Change in valuation of capitalized mortgage servicing rights	(861)	78
Depreciation and amortization	941	1,042
Provision for losses on loans	(509)	1,599
Deferred taxes	165	(57)
Net stock based compensation expense	607	287
Provisions for losses on REO	526	910
(Gain)/loss on sale of real estate acquired through foreclosure	405	(99)
Gain on sale of investments	(61)	(1)
Gain on sale of loans	(1,486)	(1,714)
Loss on sale of assets	7	3
Loans originated for sale in the secondary market	(78,622)	(77,424)
Proceeds from sale of loans in the secondary market	84,821	80,887
Net increase in cash surrender value of life insurance	(481)	(504)
Increase (decrease) in cash due to changes in:
Accrued interest receivable	160	203
Prepaid expenses and other assets	(2,104)	259
Accrued other liabilities	(4,975)	728

Net cash provided by operating activities	5,859	8,350

Cash flows provided by (used in) investing activities:
Principal repayments, maturities on securities held to maturity	176	2,141
Principal repayments, maturities on securities available for sale	31,130	14,506
Purchases of investment securities designated as available for sale	(72,464)	(76,166)
Proceeds from sale of investments	24,031	8
Loan principal repayments	158,633	207,291
Loan disbursements	(179,960)	(154,659)
Proceeds from sale of office premises and equipment	0	19
Additions to office premises and equipment	(953)	(485)
Proceeds from sale of real estate acquired through foreclosure	3,758	2,862

Net cash used in investing activities	(35,649)	(4,483)

Net cash provided by (used in) operating and investing activities (balance carried forward)	(29,790)	3,867

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the nine months ended September 30,

(In thousands)

(unaudited)	2013	2012
Net cash provided by (used in) operating and investing activities (balance brought forward)	$(29,790)	$3,867

Cash flows used in financing activities:
Net increase (decrease) in deposits	(18,212)	1,045
Proceeds from Federal Home Loan Bank advances and other borrowings	106,537	113,401
Repayment of Federal Home Loan Bank advances and other borrowings	(99,349)	(129,220)
Net proceeds from exercised warrants	537	0
Decrease in advances by borrowers for taxes and insurance	(917)	(547)

Net cash used in financing activities	(11,404)	(15,321)

Decrease in cash and cash equivalents	(41,194)	(11,454)
Cash and cash equivalents at beginning of period	58,379	38,374

Cash and cash equivalents at end of period	$17,185	$26,920

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$4,123	$6,015
Income taxes paid	25	25
Transfers from loans to real estate acquired through foreclosure	2,360	4,671

Camco Financial Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Shares outstanding	Common Stock	Additional paid-in capital	Warrants	Retained earnings	Accumulated other comprehensive income (loss)	Unearned compensation	Treasury stock	Total stockholders’ equity
Balance at December 31, 2011	7,205,595	$8,885	$60,528	$0	$350	$(13)	$(31)	$(24,114)	$45,605

Stock Option Expense	0	0	75	0	0	0	0	0	75
Net earnings for the nine months ended September 30, 2012	0	0	0	0	1,379	0	0	0	1,379
Restricted shares granted (less forfeits)	259,968	259	379	0	0	0	(623)	0	15
Restricted shares expense	0	0	0	0	0	0	197	0	197
Other comprehensive income (loss)	0	0	0	0	0	151	0	0	151

Balance at September 30, 2012	7,465,563	$9,144	$60,982	$0	$1,729	$138	$(457)	$(24,114)	$47,422

Balance at December 31, 2012	13,233,036	$14,912	$63,310	$1,411	$4,513	$100	$(405)	$(24,114)	$59,727

Stock Option Expense	0	0	93	0	0	0	0	0	93
Stock issued related to exercise of warrants	255,639	255	408	(126)	0	0	0	0	537
Net earnings for the nine months ended September 30, 2013	0	0	0	0	7,380	0	0	0	7,380
Restricted shares granted (less forfeits)	114,763	115	284	0	0	0	(361)	0	38
Restricted shares expense	0	0	0	0	0	0	476	0	476
Other comprehensive income (loss)	0	0	0	0	0	(971)	0	0	(971)

Balance at September 30, 2013	13,603,438	$15,282	$64,095	$1,285	$11,893	$(871)	$(290)	$(24,114)	$67,280

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Camco Financial Corporation (“Camco” or the “Corporation”) included in Camco’s Annual Report on Form 10-K for the year ended December 31, 2012. However, all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine-month period ended September 30, 2013, are not necessarily indicative of the results which may be expected for the entire year.

2.	Plan of Merger

On October 9, 2013, Camco and Huntington Bancshares Incorporated (“Huntington”) entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which Camco will merge into Huntington. Immediately following the merger of Camco into Huntington, Advantage Bank, an Ohio bank wholly-owned by Camco (“Advantage” or the “Bank”), will be merged into The Huntington National Bank, a national bank wholly-owned by Huntington, with The Huntington National Bank as the surviving institution.

Under the terms of the Merger Agreement, Camco stockholders will be entitled to receive either 0.7264 shares of Huntington common stock or $6.00 in cash for each share of Camco common stock, subject to proration provisions specified in the Merger Agreement that provide for targeted aggregate split of total consideration of 80% common stock and 20% cash.

The transaction is expected to close in the first half of 2014, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of Camco stockholders.

3.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Camco and Advantage. All significant intercompany balances and transactions have been eliminated.

4.	Critical Accounting Policies

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

Each quarter, management analyzes the adequacy of the allowance for loan losses based on a review of the loans in the portfolio along with an analysis of external factors (including current housing price depreciation and homeowners’ loss of equity,) and historical delinquency and loss trends. The allowance is developed through specific components: 1) the specific allowance for loans subject to individual analysis, 2) the allowance for classified loans not otherwise subject to individual analysis and 3) the allowance for non-classified loans (primarily homogenous).

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

The Corporation reversed a $5.9 million valuation allowance on its deferred tax asset (“DTA”) in the second quarter of 2013. This reversal was the result of an analysis performed to determine the extent to which realization of future tax benefits could be considered “more likely than not”. The analysis considered projected future core earnings under various scenarios, possible tax planning strategies, and consideration of the expected timing of the reversal of existing temporary differences. As a result of the assessment, management decided to eliminate the entire valuation allowance. The difference from the Corporation’s effective tax benefits for the nine month periods ended September 30, 2013, as compared to the Corporation’s statutory tax rate of 34% is primarily due to the release of the valuation allowance on the deferred tax asset.

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

5.	Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under outstanding stock options and warrants. Diluted earnings per share is not computed for periods in which an operating loss is sustained. The computations were as follows for the periods ended September 30:

	For the nine months ended September 30,		For the three months ended September 30,
(In thousands except earnings per share)	2013	2012	2013	2012
BASIC:
Net Earnings	$7,380	$1,379	$727	$484
Weighted average common shares outstanding	13,506	7,385	13,584	7,467

Basic earnings per share	$0.55	$0.19	$0.05	$0.07

DILUTED:
Net Earnings	$7,380	$1,379	$727	$484
Weighted average common shares outstanding	13,506	7,385	13,584	7,467
Dilutive effect of warrants	1,059	0	1,251	0
Dilutive effect of stock options	153	3	193	16

Total common shares and dilutive potential common shares	14,718	7,388	15,028	7,473
Diluted earnings per share	$0.50	$0.19	$0.05	$0.07

Anti-dilutive options to purchase 94,683 and 424,480 shares of common stock with respective weighted-average exercise prices of $13.73 and $5.54 were outstanding at September 30, 2013 and 2012, respectively, but were excluded from the computation of common share equivalents for each of the three and nine month periods, because the exercise prices were greater than the average market price of the common shares.

6.	Stock Based Compensation

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

A summary of the status of the Corporation’s stock option plans as of September 30, 2013 and December 31, 2012, and changes during the periods ending on those dates is presented below:

	Nine Months ended September 30, 2013			Year ended December 31, 2012
	Shares	Weighted- average exercise price		Shares	Weighted- average exercise price
Outstanding at beginning of period	581,888		$4.62	587,342		$4.68
Granted	0		0	0		0
Exercised	0		0	0		0
Forfeited	(587)		2.40	(5,454)		10.63
Expired	(16,518)		16.13	0		0

Outstanding at end of period	564,783		$4.29	581,888		$4.62

Options exercisable at period end	456,473		$4.76	395,233		$5.70

Weighted-average fair value of options granted during the period		$	N/A		$	N/A

The following information applies to options outstanding at September 30, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Weighted- Average Exercise Price	Number Exercisable	Aggregate Intrinsic Value	Weighted- Average Exercise Price
$1.90 – $2.51	470,100	6.6		$2.39	361,790		$2.41
$8.92	18,877	4.3		8.92	18,877		8.92
$11.36 – $12.35	43,473	2.6		13.69	43,473		13.69
$16.51 – $17.17	32,333	1.2		16.60	32,333		16.60

	564,783	5.9	$773,157	$4.29	456,473	$586,638	$4.76

(1)	The intrinsic value is based on the difference of Camco’s stock price on the grant date and the stock price at September 30, 2013.

A summary of unvested options as of, and changes during the period ended, September 30, 2013, were as follows:

Unvested options:	Number	Intrinsic Value
Beginning of period	186,655	$193,447
Granted	0
Forfeited	(271)
Vested during the period	(78,074)

Unvested options at September 30, 2013	108,310	$186,519

The total intrinsic value of options exercised during the nine months ended September 30, 2013 and for the year ended December 31, 2012, was $0 as no options were exercised.

As of September 30, 2013, there was $77,000 of total unrecognized compensation cost related to non-vested stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.25 years.

In 2009, Camco granted 50,000 restricted shares of stock out of the current authorized common stock related to an employment agreement. The issuance of restricted stock vested in four equal annual increments beginning in 2010.

In March 2012, Camco granted 262,492 shares of restricted stock with an impact to unearned/deferred compensation of $625,000. The stock was granted under the Camco Financial Corporation 2010 Equity Plan to officers based on 2011 performance. The restricted stock vests over three years, 20% vested on the date of the award, 20% vested on the date that the Compensation Committee certified Camco’s 2012 financial results and 60% will vest on the date that the Compensation Committee certifies Camco’s 2013 financial results (such results are expected to be certified in the first quarter of 2014). However, if Camco’s pre-tax earnings for the fiscal year ended December 31, 2013 are not equal to or greater than the pre-tax earnings for the fiscal year ended December 31, 2011, the participant will forfeit 25% of the equity award that is to vest on that date. The fair value per share of restricted stock is the stock price at close on the grant date, which value is expensed on a straight-line basis during the vesting period.

In October 2012, Camco granted 53,187 shares of restricted stock with an impact to unearned/deferred compensation of $94,150. The stock was granted under the Camco Financial Corporation 2010 Equity Plan based on achievement of a 2012 performance goal. The restricted stock vested immediately.

In February 2013, Camco granted 90,428 shares of restricted stock with an impact to unearned/deferred compensation of $313,785 of which $62,760 was expensed in the prior year related to shares which immediately vested. The stock was granted under the Camco Financial Corporation 2010 Equity Plan to officers based on 2012 performance. Of the 90,428 shares granted, 7,378 shares were withheld for the payment of taxes. The restricted stock vests over three years, 20%, which equated to 10,700 shares, vested on the date of the award, 20% will vest on the date that the Compensation Committee certifies Camco’s 2013 financial results and 60% will vest on the date that the Compensation Committee certifies Camco’s 2014 financial results (such results are expected to be certified in the first quarter of 2014 and 2015, respectively). However, if Camco’s pre-tax earnings for the fiscal year ending December 31, 2013 or 2014 are not equal to or greater than the budgeted pre-tax earnings for the fiscal year ended December 31, 2012, the participant will forfeit 25% of the equity award that is to vest on such date. Additionally, the shares may not be transferred for one year after vesting except for settlement of taxes. The fair value per share of restricted stock is the stock price at close on the grant date, which value is expensed on a straight-line basis during the vesting period.

In February 2013, Camco granted 81,391 shares of restricted stock with an impact to unearned/deferred compensation of $282,427 of which $141,212 was expensed in the prior year related to shares which immediately vested. The stock was granted under the Camco Financial Corporation 2010 Equity Plan based on 2012 performance and 29,331 shares of the 81,391 shares granted were withheld for tax purposes related to an 83B election. The restricted stock vested 50%, or 11,364 shares, on the date of the award and 50% on the date that the Compensation Committee certifies Camco’s 2013 financial results.

The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to voting rights and dividends, if declared. A summary of restricted stock award activity for the period is presented below:

	Non-vested Number of Shares	Weighted Average Grant Date Fair Value
Non-vested balance at December 31, 2012	219,989	$2.39
Granted	171,819	$3.47
Vested	(123,134)	$2.91
Forfeited	(951)	$3.09

Non-vested balance at September 30, 2013	267,723	$2.84

At September 30, 2013, there was approximately $276,000 of compensation cost that had not been recognized related to restricted stock awards. That cost is expected to be recognized over the next 15 months.

7.	Fair Value

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

Loans Held for Sale: Mortgage loans held for sale are classified as Level 2 and are estimated using fair value which is determined using quoted prices and if available the contracted sales price of loans committed for delivery, which is determined on the date of sale commitment. Gains and losses on the sale of loans are recorded as net gains from sales of loans within noninterest income in the Consolidated Statements of Earnings.

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

Accrued Interest Receivable: The fair value for accrued interest approximates its carrying amounts due. The valuation is a Level 3 classification that is consistent with its underlying asset or liability.

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

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At September 30, 2013 and December 31, 2012, the fair value of loan commitments was not material.

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

Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

	Carrying value	Fair value	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2013
Financial assets
Cash and cash equivalents	$17,185	$17,185	$17,185	$0	$0
Investment securities available for sale	101,211	101,211	0	101,168	43
Investment securities held to maturity	725	760	0	760	0
Loans held for sale	1,831	1,903	0	1,903	0
Loans receivable	577,003	581,629	0	0	581,629
Federal Home Loan Bank stock	9,888	9,888	0	0	9,888
Accrued interest receivable	2,471	2,471	0	0	2,471
Financial liabilities
Deposits	$609,012	$580,194	$0	$580,194	$0
Advances from the Federal Home Loan Bank	59,477	61,249	0	61,249	0
Repurchase agreements	6,931	6,931	0	6,931	0
Subordinated debentures	5,000	4,863	0	0	4,863
Advances by borrowers for taxes and insurance	1,718	1,718	0	0	1,718
Accrued interest payable	1,823	1,823	0	0	1,823

	Carrying value	Fair value	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2012
Financial assets
Cash and cash equivalents	$58,379	$58,379	$58,379	$0	$0
Investment securities available for sale	85,298	85,298	0	85,254	44
Investment securities held to maturity	903	957	0	957	0
Loans held for sale	6,544	6,759	0	6,759	0
Loans receivable	554,575	544,655	0	0	544,655
Federal Home Loan Bank stock	9,888	9,888	0	0	9,888
Accrued interest receivable	2,631	2,631	0	0	2,631
Financial liabilities
Deposits	$627,224	$622,186	$0	$622,186	$0
Advances from the Federal Home Loan Bank	53,297	56,310	0	56,310	0
Repurchase agreements	5,923	5,923	0	5,923	0
Subordinated debentures	5,000	4,976	0	0	4,976
Advances by borrowers for taxes and insurance	2,635	2,635	0	0	2,635
Accrued interest payable	1,692	1,692	0	0	1,692

The following table presents financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance	Level 1	Level 2	Level 3
September 30, 2013
Securities available for sale:
U.S. government sponsored enterprises	$101,100	$0	$101,100	$0
Corporate equity securities	43	0	0	43
Mortgage-backed securities	68	0	68	0
December 31, 2012
Securities available for sale
U.S. government sponsored enterprises	$84,071	$0	$84,071	$0
Corporate equity securities	44	0	0	44
Mortgage-backed securities	1,183	0	1,183	0

The following table presents financial assets and liabilities measured on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance	Level 1	Level 2	Level 3
September 30, 2013
Impaired loans	$22,262	$0	$0	$22,262
Real estate acquired through foreclosure	5,632	0	0	5,632
December 31, 2012
Impaired loans	$22,727	$0	$0	$22,727
Real estate acquired through foreclosure	10,581	0	0	10,581

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

8.	Allowance for Loan Losses

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

Although we believe that the allowance for loan losses at September 30, 2013 is adequate to cover losses inherent in the loan portfolio at that date based upon the available facts and circumstances, there can be no assurance that additions to the allowance for loan losses will not be necessary in future periods, which could adversely affect our results of operations. Ohio in general has experienced higher unemployment and some decreases in home values over the past five years like many regions in the U.S., but has improved over the last year which should comparatively mitigate losses on loans. Nonetheless, these factors, compounded by a very uncertain national economic outlook, may continue to increase the level of future losses beyond our current expectations.

Loans identified as losses by management are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements.

Allowance for loan losses for the three and nine months period ending of September 30, 2013 and 2012 are summarized as follows:

(in thousands)	Construction	Land, Farm & Ag Loans	Residential	Commercial & Non- Residential Real Estate	Consumer	Commercial & Industrial	Multi- Family	Total
Allowance for credit losses:
Beginning balance December 31, 2012	$115	$373	$6,980	$2,011	$162	$1,075	$1,431	$12,147

Charge-offs	0	(9)	(1,854)	(293)	(394)	0	(5)	(2,555)
Recoveries	0	10	480	9	83	6	0	588
Provision	49	(77)	(220)	11	504	(667)	(109)	(509)

Ending balance September 30, 2013	$164	$297	$5,386	$1,738	$355	$414	$1,317	$9,671

Beginning balance June 30, 2013	$86	$585	$5,880	$2,063	$299	$379	$1,264	$10,556

Charge-offs	0	(9)	(425)	(2)	(99)	0	0	(535)
Recoveries	0	8	244	7	0	0	0	259
Provision	78	(287)	(313)	(330)	155	35	53	(609)

Ending balance September 30, 2013	$164	$297	$5,386	$1,738	$355	$414	$1,317	$9,671

Beginning balance December 31, 2011	$35	$554	$8,277	$2,565	$80	$537	$2,484	$14,532
Charge-offs	0	(358)	(1,931)	(79)	(130)	(58)	(11)	(2,567)
Recoveries	0	5	164	684	17	65	9	944
Provision	502	273	(168)	406	134	861	(409)	1,599

Ending balance September 30, 2012	$537	$474	$6,342	$3,576	$101	$1,405	$2,073	$14,508

Beginning balance June 30, 2012	$554	$768	$6,396	$4,118	$49	$612	$1,688	$14,185
Charge-offs	0	(2)	(704)	(14)	(128)	(7)	0	(855)
Recoveries	0	2	54	648	16	1	0	721
Provision	(17)	(294)	596	(1,176)	164	(799)	385	457

Ending balance September 30, 2012	$537	$474	$6,342	$3,576	$101	$1,405	$2,073	$14,508

Allocation of the allowance for loan loss by segment to loans individually and collectively evaluated for impairment as follows:

Ending balance September 30, 2013
Individually evaluated for impairment	$0	$32	$608	$246	$113	$8	$708	$1,715
Collectively evaluated for impairment	164	265	4,778	1,492	242	406	609	7,956
Portfolio balances:
Individually evaluated for impairment
With no related allowance	$10	$458	$127	$36	$0	$32	$0	$663
With related allowance	0	273	11,369	3,232	392	82	6,643	21,991
Collectively evaluated for impairment	22,255	16,377	257,773	136,270	4,979	54,756	71,610	564,020

Ending balance September 30, 2013	$22,266	$17,108	$269,267	$139,538	$5,371	$54,871	$78,253	$586,674

Ending balance September 30, 2012
Individually evaluated for impairment	$1	$100	$595	$524	$39	$34	$406	$1,699
Collectively evaluated for impairment	537	374	5,747	3,052	62	1,371	1,666	12,809
Portfolio balances:
Individually evaluated for impairment
With no related allowance	0	0	589	1,143	0	66	0	1,798
With related allowance	16	900	10,825	5,949	526	492	4,565	23,273

Collectively evaluated for impairment	29,635	13,241	272,680	143,589	3,550	38,092	68,172	568,959

Ending balance September 30, 2012	$29,651	$14,141	$284,094	$150,681	$4,076	$38,650	$72,737	$594,030

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

The following table details non-accrual loans at September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Construction	$10	$14
Land, Farmland, Agriculture	607	709
Residential / prime	6,215	7,152
Residential / subprime	6,519	9,195
Commercial and non-residential	1,080	1,967
Consumer	395	491
Commercial and industrial	34	66
Multi Family	0	0

Total	$14,860	$19,594

An age analysis of past due loans, segregated by class of loans were as follows:

September 30, 2013 (in thousands)	Loans 30 - 59 Days Past Due	Loans 60 - 89 Days Past Due	Loans 90+ Days Past Due	Total Past Due	Current	Total Loans	Accruing Loans 90 Days Past Due
Construction	$0	$0	$0	$0	$22,266	$22,266	$0
Land, Farmland, Ag Loans	31	0	0	31	17,077	17,108	0
Residential/prime	1,233	648	3,584	5,465	211,237	216,702	0
Residential/subprime	1,606	533	3,554	5,693	46,872	52,565	0
Commercial and non-residential	58	0	778	836	138,702	139,538	0
Consumer	36	1	7	44	5,327	5,371	0
Commercial and industrial	7	0	2	9	54,862	54,871	0
Multi Family	614	0	0	614	77,639	78,253	0

Total	$3,585	$1,182	$7,925	$12,692	$573,982	$586,674	$0

December 31, 2012 (in thousands)	Loans 30 - 59 Days Past Due	Loans 60 - 89 Days Past Due	Loans 90+ Days Past Due	Total Past Due	Current	Total Loans	Accruing Loans 90 Days Past Due
Construction	$0	$0	$0	$0	$13,815	$13,815	$0
Land, Farmland, Ag Loans	65	32	119	216	13,786	14,002	0
Residential / prime	2,316	906	5,212	8,434	210,217	218,651	0
Residential / subprime	2,509	1,181	4,562	8,252	48,993	57,245	0
Commercial and non-residential	0	0	1,095	1,095	135,784	136,879	0
Consumer	100	1	28	129	3,919	4,048	0
Commercial and industrial	0	0	66	66	42,028	42,094	0
Multi Family	227	0	0	227	79,761	79,988	0

Total	$5,217	$2,120	$11,082	$18,419	$548,303	$566,722	$0

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

• When circumstances do not allow for an updated appraisal or Camco determines that an appraisal is not needed, the underlying collateral’s fair market value is estimated in the following ways:

•	Camco’s personnel property inspections combined with an internally or externally prepared valuation,

•	Broker price opinions, or

•	Various on-line fair market value estimation programs (i.e. Freddie Mac, Fannie Mae, etc).

Impaired loans are set forth in the following table:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)	September 30, 2013			December 31, 2012
With no related allowance recorded:
Construction	$11	$11	$0	$14	$14	$0
Land, Farmland, Ag Loans	458	872	0	558	972	0
Residential	126	172	0	0	0	0
Commercial and non-residential	36	222	0	1,572	1,619	0
Commercial and industrial	32	32	0	0	0	0
Multi Family	0	661	0	1	661	0

Total	$663	$1,970	$0	$2,145	$3,266	$0

With a related specific allowance recorded:
Land, Farmland, Ag Loans	$273	$273	$32	$230	$230	$68
Residential	11,369	11,552	608	11,107	11,473	500
Commercial and non-residential	3,232	3,281	246	3,674	3,700	369
Consumer	392	392	113	491	518	40
Commercial and industrial	82	82	8	539	539	25
Multi Family	6,643	6,643	708	4,541	4,541	416

Total	$21,991	$22,223	$1,715	$20,582	$21,001	$1,418

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)	3 Months Ended September 30, 2013		3 Months Ended September 30, 2012
With no related allowance recorded:
Construction	$11	$0	$0	$0
Land, Farmland, Ag Loans	458	7	0	0
Residential	138	0	619	1
Commercial and non-residential	153	0	1,170	36
Consumer	0	0	0	0
Commercial and industrial	49	0	66	0
Multi Family	0	0	0	0

Total	$809	$0	$1,855	$37

With a related specific allowance recorded:
Construction	$0	$0	$16	$0
Land, Farmland, Ag Loans	275	3	902	25
Residential	11,494	107	10,954	186
Commercial and non-residential	3,249	36	5,544	163
Consumer	397	1	553	12
Commercial and industrial	86	2	308	4
Multi Family	6,667	75	4,577	107

Total	$22,168	$224	$22,854	$497

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Investment Income Recognized
(in thousands)	9 Months Ended September 30, 2013		9 Months Ended September 30, 2012
With no related allowance recorded:
Construction	$11	$0	$0	$0
Land, Farmland, Ag Loans	483	10	0	0
Residential	129	1	551	0
Commercial and non-residential	95	0	504	0
Consumer	0	0	0	0
Commercial and industrial	33	0	102	0
Multi Family	0	0	0	0

Total	$751	$11	$1,157	$0

With a related specific allowance recorded:
Construction	$0	$0	$18	$0
Land, Farmland, Ag Loans	276	10	243	9
Residential	11,468	339	11,756	194
Commercial and non-residential	3,256	104	8,361	253
Consumer	433	5	280	8
Commercial and industrial	88	4	377	12
Multi Family	6,670	252	4,611	107

Total	$22,191	$714	$25,646	$583

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

Based on the most recent analysis performed, the risk category of non-homogenous loans and leases is as follows:

(In Thousands) September 30, 2013	Pass	Watch	Special Mention	Substandard	Total(1)
Construction	$16,760	$5,496	$0	$10	$22,266
Land, Farmland, Ag Loans	15,570	775	0	763	17,108
Commercial/Non Residential	115,793	11,951	7,563	4,231	139,538
Commercial and industrial	54,741	14	0	116	54,871
Multi Family	68,977	4,352	1,516	3,408	78,253

Total	$271,841	$22,588	$9,079	$8,528	$312,036

December 31, 2012	Pass	Watch	Special Mention	Substandard	Total(1)
Construction	$10,586	$3,215	$0	$14	$13,815
Land, Farmland, Ag Loans	13,063	0	0	939	14,002
Commercial/Non Residential	107,065	17,137	6,479	6,198	136,879
Commercial and industrial	39,666	2,256	0	172	42,094
Multi Family	65,142	7,762	3,409	3,675	79,988

Total	$235,522	$30,370	$9,888	$10,998	$286,778

(1)	There were no doubtful loans as of September 30, 2013 or December 31, 2012.

Homogeneous loans are monitored at 60+ days delinquent. See the above schedule on page 20 related to change in allowance for loans which includes all classes of loans, including the loans related to residential and consumer.

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

The following presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2013.

	Loans Modified as a TDR for the		Loans Modified as a TDR for the
	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
Troubled Debt Restructurings (1)	Number of	Recorded Investment	Number of	Recorded Investment
(dollars in thousands)	Contracts	(as of period end)(1)	Contracts	(as of period end) (1)
Land, Farmland, Ag Loans	0	$0	3	$576
Residential—prime	6	376	11	1,253
Residential—subprime	4	171	11	1,159
Commercial	2	591	3	798
C Consumer Other	0	0	2	15
C Commercial and Industrial	1	7	1	7
Multi Family (2)	0	0	2	3,371

Total	13	$1,145	33	$7,179

(1)

The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

(2)	Renewals of existing TDRSs.

The following presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2012.

	Loans Modified as a TDR for the		Loans Modified as a TDR for the
	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
Troubled Debt Restructurings (1)	Number of	Recorded Investment	Number of	Recorded Investment
(dollars in thousands)	Contracts	(as of period end) (1)	Contracts	(as of period end) (1)
Land, Farmland, Ag Loans	0	$0	2	$732
Residential—prime	6	503	54	3,281
Residential—subprime	2	187	10	966
Commercial	0	0	4	1,711
C Consumer Other	5	223	10	417
Multi Family	0	0	0	0

Total	13	$913	80	$7,107

(1)

The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following presents by class, loans modified in a TDR from October 1, 2012 through September 30, 2013 that subsequently defaulted (i.e., 60 days or more past due following a modification) during the three and nine months ended September 30, 2013.

	Loans Modified as a TDR		Loans Modified as a TDR
	Within the Previous Twelve Months		Within the Previous Twelve Months
	That Subsequently Defaulted During the		That Subsequently Defaulted During the
	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
		Recorded		Recorded
	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end) (1)	Contracts	(as of period end) (1)
Residential—prime	1	$40	1	$40
Residential – subprime	1	75	1	75
Consumer	1	7	1	7

Total	3	$122	3	$122

(1)

The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following presents by class, loans modified in a TDR from October 1, 2011 through September 30, 2012 that subsequently defaulted (i.e., 60 days or more past due following a modification) during the three and six months ended September 30, 2012.

	Loans Modified as a TDR		Loans Modified as a TDR
	Within the Previous Twelve Months		Within the Previous Twelve Months
	That Subsequently Defaulted During the		That Subsequently Defaulted During the
	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
		Recorded		Recorded
	Number of	Investment	Number of	Investment
(dollars in thousands)	Contracts	(as of period end) (1)	Contracts	(as of period end) (1)
Residential—prime	1	$98	2	$166
Residential—subprime	3	153	3	153
Consumer	1	20	1	20

Total	5	$271	6	$339

(1)

The period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

9.	Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at September 30, 2013 and December 31, 2012 are as follows:

		September 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available for sale:
U.S. Government sponsored enterprises	$102,423	$2	$1,325	$101,100
Corporate equity securities	44	0	1	43
Mortgage-backed securities	65	3	0	68

Total investment securities available for sale	$102,532	$5	$1,326	$101,211

Held to maturity:
Mortgage-backed securities	$725	$35	$0	$760

Total investment securities held to maturity	$725	$35	$0	$760

		December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available for sale:
U.S. Government sponsored enterprises	$83,956	$118	$3	$84,071
Corporate equity securities	44	0	0	44
Mortgage-backed securities	1,146	37	0	1,183

Total investment securities available for sale	$85,146	$155	$3	$85,298

Held to maturity:
Mortgage-backed securities	$903	54	0	957

Total investment securities held to maturity	$903	$54	$0	$957

The amortized cost and estimated fair value of investment securities at September 30, 2013 by contractual term to maturity are shown below.

	Available for Sale		Held to Maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(In thousands)
Due in one year or less	$0	$0	$0	$0
Due after one year through five years	96,424	95,297	0	0
Due after five years through ten years	5,999	5,803	0	0
Due after ten years	0	0	0	0

Subtotal	102,423	101,100	0	0

Mortgage-backed securities	65	68	725	760
Corporate equity securities	44	43	0	0

Total	$102,532	$101,211	$725	$760

Proceeds from sales of investment securities during the nine months ended September 30, 2013, totaled $24.0 million, resulting in gross realized gains of $61,000, and for the nine months ended September 30, 2012, proceeds from sales totaled $8,000, resulting in gross realized gains of $1,000.

At September 30, 2013 and December 31, 2012, there were $90.1 million and $3.0 million securities in an unrealized loss position less than twelve months and no securities in an unrealized loss position more than twelve months, respectively. The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012.

	September 30, 2013
	Less than 12 months			More than 12 months
(In thousands)	Fair value	Unrealized losses	No. of Securities	Fair value	Unrealized losses	No. of Securities
Available for sale:
U.S. Government sponsored enterprises	$90,101	$1,325	43	$0	$0	$0
Corporate equity securities	43	1	1	0	0	0

Total	$90,145	$1,326	44	$0	$0	0

	December 31, 2012
	Less than 12 months			More than 12 months
(In thousands)	Fair value	Unrealized losses	No. of Securities	Fair value	Unrealized losses	No. of Securities
Available for sale:
U.S. Government sponsored enterprises	$2,995	$3	1	$0	$0	0

Total	$2,995	$3	1	$0	$0	0

Management has the intent and ability to hold these securities for the foreseeable future and the decline in the fair value is primarily due to an increase in market interest rates. The fair values are expected to recover as securities approach maturity dates.

At September 30, 2013 and December 31, 2012 approximately $11.4 and $10.0 million, respectively, of investment securities were pledged in accordance with federal and state requirements to secure deposits and repurchase agreements.

10.	Federal Income Taxes –

The provision for income taxes consists of the following:

	3 months ended		9 months ended
(In thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Income Taxes:
Federal deferred expense (benefit)	$171	$(63)	$165	$(57)
Current tax expense	0	0	0	0
Valuation allowance	0	10	(5,868)	(21)

Total Income Tax (Benefit)	$171	$(53)	$(5,703)	$(78)

A reconciliation of the rate of taxes at the federal statutory rate are summarized as follows:

	3 months ended		9 months ended
(In thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Federal income taxes computed at the expected statutory rate	$305	$146	$570	$442
Increase (decrease) in taxes resulting from:
Nontaxable dividend and interest income	0	(1)	0	(15)
Increase in cash surrender value of life insurance – net	(53)	(128)	(160)	(237)
Valuation allowance for deferred tax assets	0	10	(5,868)	(21)
Other	(81)	(80)	(245)	(247)

Federal income tax provision per consolidated financial statements	$171	$(53)	$(5,703)	$(78)

The components of the Corporation’s net deferred tax asset (liability) at September 30, 2013 and December 31, 2012 are as follows:

Taxes (payable) refundable on temporary differences at statutory rate:
(In thousands)	September 30, 2013	December 31, 2012
Deferred tax assets:
General loan loss allowance	$3,288	$4,130
Deferred loan fees	208	184
Deferred compensation	1,421	1,046
Other assets	1,281	1,357
Non-accrual interest	208	163
Unrealized loss on securities designated as available for sale	449	0
Tax credits and low income housing credits	2,429	2,134
NOL carry forward	2,080	1,341

Total deferred tax assets	11,364	10,355
Deferred tax liabilities:
FHLB stock dividends	$(1,659)	$(1,660)
Mortgage servicing rights	(1,396)	(1,103)
Book versus tax depreciation	(687)	(697)
Original issue discount	(673)	(708)
Unrealized gain on securities designated as available for sale	0	(51)
Prepaid expense for FHLB advance restructure	(618)	(140)
Purchase price adjustments	(128)	(128)

Total deferred tax liabilities	(5,161)	(4,487)
Valuation Allowance	$0	$(5,868)

Net deferred tax asset (liability)	$6,203	$0

Income tax returns are subject to audit by the IRS. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. During 2011, the IRS began an examination of the Corporation’s tax returns for the year ended December 31, 2009. The examination is near completion. The IRS has taken the position the Corporation took bad debt deductions prematurely. The Corporation disagrees. The matter has not been resolved at the examination level; therefore, the Corporation has contested the matter at the IRS Office of Appeals. Management believes it is more likely than not that the Corporation will be successful in the appeals process. If the IRS prevails, the Corporation may be required to repay approximately $1.57 million of tax refunds it had received as a result of a carryback of a net operating loss and the Corporation will increase their net operating loss tax carry forward by the same amount as the disallowed deduction.

CAMCO FINANCIAL CORPORATION

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

This MD&A is intended to give stockholders a more comprehensive review of the issues facing management than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data elsewhere in this quarterly report. As used herein and except as the context may otherwise require, references to “Camco,” “the Corporation”, “we,” “us,” or “our” means, collectively, Camco Financial Corporation and its wholly owned subsidiary, Advantage Bank (“Advantage” or the “Bank”).

Overview

On October 9, 2013, Camco and Huntington Bancshares Incorporated (“Huntington”) entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which Camco will merge into Huntington. Immediately following the merger of Camco into Huntington, Advantage Bank, will be merged into The Huntington National Bank, a national bank wholly-owned by Huntington, with The Huntington National Bank as the surviving institution.

Under the terms of the Merger Agreement, Camco stockholders will be entitled to receive either 0.7264 shares of Huntington common stock or $6.00 in cash for each share of Camco common stock, subject to proration provisions specified in the Merger Agreement that provide for targeted aggregate split of total consideration of 80% common stock and 20% cash.

The transaction is expected to close in the first half of 2014, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of Camco stockholders.

On October 31, 2013, the Consent Order that was issued on February 9, 2012, to Advantage Bank of Cambridge, Ohio (Advantage), a wholly-owned subsidiary of Camco Financial Corporation (CAFI), by the Federal Deposit Insurance Corporation (FDIC) and State of Ohio, Division of Financial Institutions (Ohio Division) was terminated. See Capital Requirements below for additional information.

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

Current results include continued increases in the sales of the real estate owned portfolio. These sales contribute to the decrease of our classified assets and will result in a reduction of future expenses related to managing the properties, taxes and upkeep.

Non-accruals have decreased $36.4 million, or 69.9%, to $15.7 million at September 30, 2013 since the peak of $52.1 million at December 31, 2008 and $3.9 million, or 19.9% since December 31, 2012. Additionally, charge offs have decreased from $22.8 million for the twelve months ending December 31, 2009 to $2.0 million for the nine months ending September 30, 2013. While the charge offs contributed to the decrease in non-accrual loans, it is important to note that $30.8 million of the charge offs were related to commercial originations from 2005 through 2008. Yet, commercial originations from 2009 through 2013 only have losses of $926,000. We acknowledge that the loans originated in 2012 and 2013 are not completely seasoned but the trending has positive attributes and significant differences that relate to loan policy underwriting changes initiated by the Bank’s executive management team, coupled with changes in the commercial credit department and added oversight of the special assets department. If, as we expect, charge offs continue to stabilize and credit quality improves, less allowance for loan and lease losses will be required to maintain an adequate reserve. See Note 7 to the Consolidated Financial Statements, Allowance for Loan Losses, for additional schedules related to trending and progress.

Discussion of Financial Condition Changes from December 31, 2012 to September 30, 2013

At September 30, 2013, Camco’s consolidated assets totaled $760.8 million, a decrease of $3.5 million, or 0.5%, from December 31, 2012. The decline in total assets resulted from decreased cash levels as a result of decreased deposit balances, partially offset by increased loans receivable, investments available for sale and recording 100% of the deferred tax assets (“DTA”).

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

Cash and interest-bearing deposits in other financial institutions totaled $17.2 million at September 30, 2013, a decrease of $41.2 million, or 70.6%, from December 31, 2012. Cash has been deployed into loans and investments that are available for sale to improve interest income while ensuring that liquidity remains adequate.

As of September 30, 2013, securities totaled $101.9 million, an increase of $15.7 million, or 18.3%, from December 31, 2012, due to the purchase of $72.5 million in securities, which was offset partially by the sale of $24.0 million in securities, coupled with principal repayments and maturities of $31.3 million and a decrease in the market value of $1.5 million. The sold securities locked in $61,000 of gains in the first nine months of 2013. At the time of sale, cash related to the sale was transferred to the Federal Reserve account which earned 25 basis points and shortly after, the Bank reinvested the majority of liquid funds in securities in order to obtain higher yields while maintaining adequate liquidity.

Loans receivable, including loans held for sale, totaled $578.8 million at September 30, 2013, an increase of $17.7 million, or 3.2%, from December 31, 2012. The increase resulted primarily from loan disbursements totaling $258.6 million offset partially by principal repayments of $158.6 million and loan sales of $83.3 million and $2.4 million.

Loan originations during the nine-month period ended September 30, 2013 included $144.2 million of commercial loans, $103.9 million in loans secured by one- to four-family residential real estate and $14.0 million in consumer and other loans. Our intent is to continue to service our communities in one- to four-family residential, consumer and commercial real estate lending in the future and continue with our strategic plan of generating additional lending opportunities and core relationships.

During the first nine months of 2013, the average yield on loans was 4.79%, a decrease of 40 basis points as compared to 5.19% for the same period in 2012. The decrease in yield is due to lower effective rates in the loan portfolio during 2013 in connection with the low interest rate environment. As we continue to have payoffs and adjustable rate loans re-price and we originate new loans in the current low rate environment, we expect the yield on loans to continue to decrease slightly throughout 2013.

The allowance for loan losses totaled $9.7 million and $12.1 million at September 30, 2013 and December 31, 2012, respectively, representing 65.1% and 62.0% of nonperforming loans, respectively, at those dates. Nonperforming loans (loans with more than three payments delinquent plus nonaccrual loans) totaled $14.9 million and $19.6 million at September 30, 2013 and December 31, 2012, respectively, constituting 2.5% and 3.4% of total net loans, including loans held for sale. See Note 7—Allowance for Loan Losses, above for additional information related to change in allowance and delinquency. Net charge-offs totaled $2.0 million and $1.6 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.

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

At September 30, 2013, the Corporation’s other real estate owned (REO) consisted of 124 repossessed properties with a net book value of $5.6 million, a decrease of $4.9 million, compared to December 31, 2012, due to increased sales, including the sale of a golf course and land lots for $3.2 million. Initial loss and the write down to market value is recorded as a charge to the allowance for loan losses. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The Corporation reflects costs to carry REO as period costs. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property.

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

Prepaid expenses and other assets increased $8.3 million primarily due to the reversal of the Corporation’s DTA valuation allowance of approximately $6.5 million in the second quarter of 2013. The DTA valuation allowance recovery is the result of sustained profitability and improving credit quality that has led to significantly lower credit costs. This, along with a reasonable expectation of continued profitability, has prompted management to determine that the tax assets would more likely than not be recovered through future taxable income and that maintaining the entire valuation allowance was no longer necessary. The DTA includes a gross net operating loss carry forward of approximately $6.1 million, which will be used in future periods to reduce income tax payments.

Deposits totaled $609.0 million at September 30, 2013, a decrease of $18.2 million, or 2.9%, from the total at December 31, 2012. The following table details our deposit portfolio balances and the average rate paid on our deposit portfolio at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012		Change
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$78,778	0.00%	$76,490	0.00%	$2,288	0.00%
Interest-bearing demand	70,114	0.11	70,472	0.13	(357)	(0.02)
Money market demand accounts	117,655	0.25	121,437	0.24	(3,782)	(0.01)
Savings accounts	56,408	0.05	54,726	0.05	1,682	0.00
Total certificate accounts	286,057	1.16	304,099	1.28	(18,042)	(0.12)

Total deposits	$609,012	0.61%	$627,224	0.69%	$(18,211)	(0.07)%

The decrease in certificates of deposit was primarily due to decreases in non-core customers (customers who only have a certificate of deposit account with the Bank). We continue to focus and implement our strategy of improving the long-term funding mix of the Bank’s deposit portfolio by developing “core relationships” with customers within our communities, and adding commercial and retail checking accounts. During the third quarter of 2013 new consumer checking accounts were implemented along with a debit card rewards program. The Bank is focused on its collection of core deposits. Core deposit balances, generated from customers throughout the Bank’s branch network, are generally a stable source of funds similar to long-term funding, but core deposits such as checking and savings accounts are typically less costly than alternative fixed-rate funding. The Corporation believes that this cost advantage makes core deposits a superior funding source, in addition to providing cross-selling opportunities and fee income possibilities.

Advances from the Federal Home Loan Bank (“FHLB”) and other borrowings totaled $71.4 million at September 30, 2013, an increase of $7.2 million, or 11.2%, from the total at December 31, 2012. The increase in borrowings was primarily due to increased balances in borrowings related to increased loans receivable net.

Stockholders’ equity totaled $67.5 million at September 30, 2013, an increase of $7.7 million, or 12.9%, from December 31, 2012. The increase resulted primarily from the tax benefit associated with the reversal of the DTA valuation allowance of approximately $5.9 million, coupled with before tax earnings of $1.7 million. See the Consolidated Statements of Stockholders’ Equity for additional information.

Comparison of Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Camco’s net earnings for the nine months ended September 30, 2013, totaled $7.4 million, an increase of $6.0 million, from the net earnings of $1.4 million reported in the comparable 2012 period. The increase in earnings was primarily attributable to the reversal of our DTA. The DTA valuation allowance recovery is the result of sustained profitability and improving credit quality that has led to significantly lower credit costs. This, along with a reasonable expectation of continued profitability, has prompted management to determine that the tax assets would more likely than not be recovered through future taxable income and that maintaining the entire valuation allowance was no longer necessary. On a diluted per share basis, net earnings for the nine months ended September 30, 2013, were $0.50 compared to $0.19 in the nine months ended September 30, 2012. There were 14.7 million and 7.4 million diluted weighted shares outstanding for the first nine months of 2013 and 2012, respectively. The year-over-year increase of diluted shares outstanding is principally due to common shares issued in the Company’s stock offering completed in the fourth quarter 2012.

Net Interest Income

Net interest income totaled $16.5 million for the nine months ended September 30, 2013, a decrease of $1.6 million or 8.7%, compared to the nine month period ended September 30, 2012, generally reflecting the effects of the balance sheet movement in the different types of earning assets, their respective average balances and the average yield. Due to these changes, the yield on earning assets decreased 62 basis points to 3.97% for the nine months ended September 30, 2013 compared to 4.59% for the nine months ended September 30, 2012. This decrease was partially offset by a 32 basis point decrease in interest bearing liabilities. The decrease was primarily related to decreased certificates of deposit average balances, which have higher costs than core deposits, coupled with the maturity and payoff of $10.0 million of advances in 2012 and the restructure of $25.0 million of advances in July of 2013.

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

	2013			2012
Nine Months Ended September 30, (Dollars in thousands)	Average outstanding balance	Interest earned / paid	Average yield/ rate	Average outstanding balance	Interest earned / paid	Average yield/ Rate
Interest-earning assets:
Loans receivable (1)	$554,650	$19,905	4.79%	$601,849	$23,434	5.19%
Securities	88,953	483	0.72%	62,961	350	0.74%
FHLB stock	9,888	314	4.23%	9,888	321	4.33%
Other interest-bearing accounts	43,237	65	0.20%	25,123	9	0.05%

Total interest-earning assets	696,728	20,767	3.97%	699,821	24,114	4.59%
Noninterest-earning assets (2)	62,620			71,255

Total average assets	$759,348			$771,076

Interest-bearing liabilities:
Deposits	$543,603	$3,012	0.74%	$570,811	$4,191	0.98%
FHLB advances and other	65,744	1,241	2.52%	73,650	1,836	3.32%

Total interest-bearing liabilities	609,347	4,253	0.93%	644,461	6,027	1.25%
Noninterest-bearing deposits	75,505			67,406
Noninterest-bearing liabilities	11,748			12,837

Total average liabilities	696,600			724,701
Total average stockholders’ equity	62,748			46,375

Total liabilities and stockholders’ equity	$759,348			$771,076

Net interest income/Interest rate spread		$16,514	3.04%		$18,087	3.34%

Net interest margin (3)			3.16%			3.45%
Average interest-earning assets to average interest-bearing liabilities			114.3%			108.6%

(1)	Includes loans held for sale. Loan fees are immaterial.
(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses.
(3)	Net interest income as a percent of average interest-earning assets.

Interest income on loans totaled $19.9 million for the nine months ended September 30, 2013, a decrease of $3.5 million, or 15.0%, from the comparable 2012 period. The decrease resulted primarily from a decrease in the average balance outstanding of $47.2 million, or 7.8%, from the comparable 2012 period. This is primarily related to slower commercial production in 2012 coupled with large payoffs that outpaced the rates of the new production. The decrease in average loans is causing part of the decreased yield due to existing loans with higher rates being paid-off and new loans with lower interest rates being originated. This created a 40 basis point decrease in the average yield on loans.

Interest income on securities totaled $483,000 for the nine months ended September 30, 2013, an increase of $133,000, or 38.0%, from the first nine months of 2012. The increase was due primarily to a $26.0 million, or 41.3%, increase in the average balance from the comparable 2012 period, which was offset partially by a 2 basis point decrease in the average yield to 0.72% for the 2013 period. In March 2013, we sold $24.0 million of investments for a gain on sale of $61,000 and have purchased new investments with additional cash on hand. These investments are longer in term to help support the net interest margin.

Dividend income on FHLB stock is paid a quarter in arrears and decreased 10 basis points from the first nine months of 2012. Interest income on other interest bearing accounts increased as excess cash was moved to the Federal Reserve, which paid 25 basis points on the balance through September 30, 2013. We will continue to deploy cash when available by paying down advances and borrowings in order to generate additional income.

Interest expense on deposits totaled $3.0 million for the nine months ended September 30, 2013, a decrease of $1.2 million, or 28.1%, compared to the same period in 2012 due primarily to a 24 basis point decrease in the average cost of interest bearing deposits to 0.74% in the current period, coupled with a $27.2 million, or 4.8%, decrease in average interest bearing deposits outstanding. While the cost of deposits was lower in 2013 compared to 2012, the cost of funds in 2013 is expected to stabilize as rates have been at low levels for the past few years. However, we will continue to re-price certificates of deposit in the current lower interest rate environment in 2013, which should decrease costs slightly if rates continue to be at the current low levels. Although, competitive pressures may limit our ability to reduce interest rates paid on deposits.

Interest expense on borrowings totaled $1.2 million for the nine months ended September 30, 2013, a decrease of $595,000, or 32.4%, from the same nine month period of 2012. The decrease resulted primarily from a $7.9 million, or 10.7%, decrease in the average borrowings outstanding, coupled by a 80 basis point decrease in the average cost of borrowings to 2.52%. This decrease is due to the restructure of some of our FHLB advances in 2012. In July 2013, we restructured an additional $25.0 million of advances with an average yield of 4.02%. We replaced these advances with $25.0 million of fixed rate advances with an average yield of 1.49%. The restructure included a prepayment fee of $444,000, which is amortized over the life of the advances, which increases the effective interest rate on the advances to 3.27%, a decrease of 75 basis points below the previous yield. This will be a monthly savings of approximately $15,000.

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

Non accruals have decreased $38.6 million, or 72.1%, to $14.9 million at September 30, 2013 since the peak at December 31, 2008 and $4.7 million, or 24.2%, since December 31, 2012. Additionally, charge offs have decreased from $22.5 million for the twelve months ending December 31, 2009 to $2.6 million for the nine months ending September 30, 2013. While the charge offs contributed to the decrease in non-accrual loans it is important to note that $44.7 million of the charge offs were related to commercial originations from 2005 through 2008. However, commercial originations from 2009 through 2013 only have losses of $1.1 million. We acknowledge that the loans originated in 2012 and 2013 are not fully seasoned but the trending has positive attributes and significant differences that relate to loan policy underwriting changes initiated by the Bank’s new executive management team coupled with changes in the commercial credit department and added oversight of the special assets department. As charge offs continue to stabilize and credit quality improves, less allowance for loan and lease losses is required to maintain an adequate reserve. See Note 7—Allowance for Loan Losses and related tables above in the notes to consolidated financial statements.

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

Based upon an analysis of these factors, the continued economic outlook and new production, a reduction in the provision for losses on loans of $509,000 was recorded for the nine months ended September 30, 2013. We believe our loans are adequately reserved for probable losses inherent in our loan portfolio at September 30, 2013. However, there can be no assurance that the loan loss allowance will be adequate to absorb actual losses. See Note 7—Allowance for Loan Losses above in the notes to consolidated financial statements for additional information.

Other Income

Other income totaled $6.0 million for the nine months ended September 30, 2013, an increase of $532,000, or 9.7%, from the comparable 2012 period. The increase in other income was primarily attributable to a $939,000 increase in the valuation of mortgage servicing rights. The increase is related to an increase in the fair value of the servicing asset. The overall servicing asset increased due to continued loan production and loan sales to the secondary market. The value of the asset increased due to slightly higher interest rates and slower prepayment speeds.

General, Administrative and Other Expense

General, administrative and other expense totaled $21.4 million for the nine months ended September 30, 2013, an increase of $691,000 or 3.3%, from the comparable period in 2012. The increase in general, administrative and other expense was primarily due to growth initiatives, which were offset partially by lower professional services and lower loan expenses compared to the same period in 2012.

The increase in employee compensation and benefits was primarily due to growth initiatives for increased production levels that increased commissions.

The decrease in professional services was related to non-recurring 2012 expenses including legal expenses related to the completion of our stock offering in November of 2012.

The decrease in other loan expenses is related to fewer classified assets and the costs of foreclosure and legal processes that are not considered collectable.

Federal Income Taxes

Federal income tax benefit totaled $5.7 million, for the nine months ended September 30, 2013, compared to a $78,000 benefit in the nine months ended September 30, 2012. This increase relates to the reversal of the Corporation’s DTA valuation allowance of approximately $5.9 million. The DTA valuation allowance recovery is the result of sustained profitability and improving credit quality that has led to significantly lower credit costs. This, along with a reasonable expectation of continued profitability, has prompted management to determine that the tax assets would more likely than not be recovered through future taxable income and that maintaining the entire valuation allowance was no longer necessary. The DTA includes a gross net operating loss carry forward of approximately $6.1 million which will be used in future periods to reduce income tax payments. The net operating loss carry forward is expected to decline during 2013 as the Corporation generates taxable income.

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

Comparison of Results of Operations for the Three Months Ended September 30, 2013 and 2012

Camco’s net earnings for the three months ended September 30, 2013 totaled $727,000, an increase of $243,000, from the net earnings of $484,000 reported in the comparable 2012 period. The increase in earnings was primarily attributable to increased fair value of our mortgage servicing rights coupled with reversal of provision for loan losses. On a diluted per share basis, net earnings for the three months ended September 30, 2013, were $0.05 compared to $0.07 in the three months ended September 30, 2012. There were 15.1 million and 7.5 million diluted weighted shares outstanding for the three months ended 2013 and 2012, respectively. The year-over-year increase of diluted shares outstanding is principally due to common shares issued in the Company’s stock offering completed in the fourth quarter 2012.

Net Interest Income

Net interest income totaled $5.7 million for the three months ended September 30, 2013, a decrease of $324,000 or 5.4%, compared to the three month period ended September 30, 2012, generally reflecting the effects of the balance sheet movement in the different types of earning assets, their respective average balances and the average yield. Due to these changes, the yield on earning assets decreased 46 basis points to 4.06% for the three months ended September 30, 2013 compared to 4.52% for the three months ended September 30, 2012. This decrease was partially offset by a 21 basis point decrease in interest bearing liabilities. The decrease was primarily related to decreased certificates of deposit average balances, which have higher costs than core deposits, coupled with the restructure of $25.0 million of advances in 2013.

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

	2013			2012
Three Months Ended September 30, (Dollars in thousands)	Average outstanding balance	Interest earned / paid	Average yield/ rate	Average outstanding balance	Interest earned / paid	Average yield/ Rate
Interest-earning assets:
Loans receivable (1)	$565,448	$6,724	4.76%	$583,587	$7,522	5.16%
Securities	102,610	194	0.76%	78,729	131	0.67%
FHLB stock	9,888	105	4.25%	9,888	104	4.21%
Other interest-bearing accounts	15,069	3	0.08%	14,605	8	0.22%

Total interest-earning assets	693,015	7,026	4.06%	686,809	7,765	4.52%
Noninterest-earning assets (2)	64,827			75,685

Total average assets	$757,842			$762,494

Interest-bearing liabilities:
Deposits	$535,153	$979	0.73%	565,020	$1,235	0.87%
FHLB advances and other	67,873	386	2.27%	68,908	545	3.16%

Total interest-bearing liabilities	603,026	1,365	0.91%	633,928	1,780	1.12%
Noninterest-bearing deposits	76,673			69,543
Noninterest-bearing liabilities	11,733			11,984

Total average liabilities				715,455
Total average stockholders’ equity	66,410			47,039

Total liabilities and stockholders’ equity	$757,842			$762,494

Net interest income/Interest rate spread		$5,661	3.15%		$5,985	3.40%

Net interest margin (3)			3.27%			3.49%
Average interest-earning assets to average interest-bearing liabilities			114.9%			108.3%

(1)	Includes loans held for sale. Loan fees are immaterial.
(2)	Includes nonaccrual loans, mortgage servicing rights and allowance for loan losses.
(3)	Net interest income as a percent of average interest-earning assets.

Interest income on loans totaled $6.7 million for the three months ended September 30, 2013, a decrease of $798,000, or 10.6%, from the comparable 2012 period. The decrease resulted primarily from a decrease in the average balance outstanding of $18.1 million, or 3.1%, from the comparable 2012 period. This is primarily related to slower commercial production throughout 2012 coupled with large payoffs that outpaced the rates of the new production. The decrease in average loans is causing part of the decreased yield due to the new loans being generated in our current low interest rate environment. This created a 40 basis point decrease in the average yield on loans.

Interest income on securities totaled $194,000 for the three months ended September 30, 2013, an increase of $63,000, or 48.1%, from the comparable 2012 period. The increase was due primarily to a $23.9 million, or 30.3%, increase in the average balance from the comparable 2012 period coupled with a 9 basis point increase in the average yield to 0.76% for the 2013 period.

Interest expense on deposits totaled $979,000 for the three months ended September 30, 2013, a decrease of $256,000, or 20.7%, compared to the same period in 2012 due primarily to a 14 basis point decrease in the average cost of interest bearing deposits to 0.73% in the current period, coupled with a $29.9 million, or 5.3%, decrease in average interest bearing deposits outstanding. While the cost of deposits was lower in 2013 compared to 2012, the cost of funds in 2013 is expected to stabilize as rates have been at low levels for the past few years. However, we will continue to re-price certificates of deposit in the current low interest rate environment in 2013, which could decrease costs slightly if rates continue to be at the current low levels. Although, competitive pressures may limit our ability to reduce interest rates paid on deposits.

Interest expense on borrowings totaled $386,000 for the three months ended September 30, 2013, a decrease of $159,000, or 29.2%, from the same three month period of 2012. The decrease resulted primarily from a 89 basis point decrease in the average cost of borrowings to 2.27% coupled with a $1.0 million, or 1.5%, decrease in the average borrowings outstanding balance. This decrease in expense is due to the restructure of $25.0 million of advances with an average yield of 4.02%. We replaced these advances with $25.0 million of fixed rate investments with a yield of 1.49%. The restructure included a prepayment fee of $444,000 which increases the effective interest rate on advances to 3.27% which is a decrease of 75 basis points below the previous yield. This will be a monthly savings of approximately $15,000.

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

Based upon an analysis of these factors, the continued economic outlook and new production, a reduction in the provision for losses on loans of $609,000 was recorded for the three months ended September 30, 2013. We believe our loans are adequately reserved for probable losses inherent in our loan portfolio at September 30, 2013. However, there can be no assurance that the loan loss allowance will be adequate to absorb actual losses. See Note 7—Allowance for Loan Losses above in the notes to consolidated financial statements for additional information.

Other Income

Other income totaled $1.9 million for the three months ended September 30, 2013, an increase of $30,000, or 1.6%, from the comparable 2012 period. The increase in other income was primarily attributable to a $522,000 increase in the valuation of mortgage servicing rights, which is related to an increase in the servicing asset coupled with the increase in the value of the asset. The overall servicing asset increased due to continued loan production and loan sales to the secondary market. The value of the asset increased due to slightly higher interest rates and slower prepayment speeds. This increase was offset by a decrease in gain on sale of loans of $382,000 related to tighter pricing. Additionally, late charges, rent and other decreased related to FAS 133 values linked to a reduction in the pipeline.

General, Administrative and Other Expense

General, administrative and other expense totaled $7.3 million for the three months ended September 30, 2013, an increase of $305,000, or 4.4%, from the comparable period in 2012. The increase in general, administrative and other expense was primarily due to growth initiatives and accruals related to incentives.

Federal Income Taxes

The Federal income tax expense recorded for the three months ended September 30, 2013, was $171,000 compared to a $53,000 benefit in the three months ended September 30, 2012. This increase relates to net benefit of $727,000 for the three months ended September 30, 2013. The net operating loss carry forward balance is approximately $6.1 million which will be used in future periods to reduce income tax payments. The net operating loss carry forward is expected to decline during 2013 and into 2014 as the Corporation generates taxable income.

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

The FDIC and Division issued a consent order to Advantage on February 9, 2012 (the “Consent Order”). The Consent Order requires Advantage to, among other things, (i) increase its Tier I leverage capital to 9% by March 31, 2012; and (ii) seek regulatory approval prior to declaring or paying any cash dividend. Therefore, Advantage must maintain 9% Tier I Capital to be deemed “adequately capitalized”. As a result of the Consent Order, Advantage remains disqualified as a public depository under Ohio law and will incur higher premiums for FDIC insurance of its accounts. Currently, Advantage is not in compliance with the Tier I capital requirement of the Consent Order.

On November 8, 2012, Camco announced the successful closing of its $10.0 million offering. Our current stockholders, along with unsolicited commitments from directors and officers allowed us to sell the full $10.0 million in common stock without the need to solicit shares externally in the public offering phase. Camco issued 5,714,286 shares of common stock at $1.75 per share and warrants to acquire 2,857,143 shares of common stock at an exercise price of $2.10, which warrants will expire on November 6, 2017. The total proceeds of the common stock offering were $9.4 million, net of offering costs of $619,000. Net proceeds of $9.4 million were invested in Advantage to improve its regulatory capital position.

The Consent Order issued to Advantage Bank of Cambridge, Ohio (Advantage), a wholly-owned subsidiary of Camco Financial Corporation (CAFI), by the Federal Deposit Insurance Corporation (FDIC) and State of Ohio, Division of Financial Institutions (Ohio Division) on October 31, 2013 was terminated. Advantage has entered into an understanding with the FDIC and Ohio Division that it will submit certain plans and reports to the FDIC and the Ohio Division, to seek the FDIC’s and Ohio Division’s prior consent before issuing any dividends to CAFI, and to maintain its Tier 1 Leverage Capital Ratio at a minimum of 8.50% and its Total Risk Based Capital Ratio at a minimum of 12.00%. At September 30, 2013 Advantage’s Tier 1 Leverage Capital Ratio was 8.88% and its Total Risk Based Capital Ratio was 12.91%.

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

Camco is a single bank holding company and its primary ongoing source of liquidity is dividends received from the Bank. Currently, the 2012 Consent Order prohibits the Bank from paying a dividend to Camco without prior approval of the FDIC and Division. Further, as a result of entering into the Camco Agreement with the FRB, we are prohibited from paying dividends to our stockholders without first obtaining the approval of the FRB. Camco currently has $5.0 million outstanding trust preferred securities with a maturity date of 2037. Camco’s agreement regarding these securities provides for a deferment of interest payment for up to 20 consecutive quarters without default. Based on notification received from the FRB on April 30, 2009, Camco was required to exercise this provision to defer interest payments and has deferred a total of 18 quarters as of September 30, 2013. If the Corporation desires to raise funds in the future, it may consider engaging in further offerings of preferred securities, debentures or other borrowings as well as issuance of capital stock, but any such strategic decisions would require regulatory approval. Our ability to pay dividends to stockholders is dependent on our net earnings.

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

Liquid assets consist of cash and interest-bearing deposits in other financial institutions, investments and mortgage-backed securities. At this time, none of our investment portfolio is expected to mature, prepay or be called during 2013.

Additional sources of liquidity include deposits, borrowings and principal and interest repayments on loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and security prepayments are more influenced by interest rates, general economic conditions, and competition and are difficult to predict.

Diversified and reliable sources of wholesale funds are utilized to augment core deposit funding. Borrowings may be used to compensate for reduction in other sources of funds or to support lending activities. The Bank utilizes certain loans and FHLB stock to provide collateral to support its borrowing needs. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions. One source of wholesale funding is brokered deposits. Consistent with its risk management policy and in response to the general tightening of credit and liquidity conditions in the financial markets at large, in the past, the Bank has utilized brokered deposits. However, at September 30, 2013, Advantage did not have any such deposits.

Approximately $178.6 million of the Corporation’s certificate of deposit portfolio is scheduled to mature during 2013. Depositors continue to invest in short-term certificates or other issuances with maturities of less than 18 months. This places additional liquidity pressure on the Corporation as competition for deposits is very strong in Ohio, Kentucky and West Virginia. A material loss of these short-term deposits could force us to seek funding through contingency sources, which may negatively impact earnings.

FHLB advances are another funding source. In the past, Camco has depended heavily on borrowings to fund balance sheet growth. While significant strategic and tactical focus is currently being placed on deposit growth, borrowings and additional borrowing capacity at the FHLB are vital sources of liquidity. We have approximately $95.0 million of additional borrowing capacity available as of September 30, 2013. However, our total borrowing capacity at the FHLB is dependent on the level of eligible collateral assets held by the Bank and the Bank’s credit rating with the FHLB. Our total borrowing capacity with the FHLB has decreased to $154.4 million at September 30, 2013, from $170.9 million at December 31, 2012. This capacity is based on the pledging of our one- to four- family, multi-family mortgage, commercial real estate and home equity lines of credit.

We plan to continue to monitor our funding sources, but recognize that our current credit risk profile may restrict these sources. Our Funds Management Group, an internal committee, will monitor deposit rates in our markets to allow for competitive pricing to raise funds while also monitoring loan activity to provide for the liquidity needs of the Bank.

The following table sets forth information regarding the Bank’s obligations and commitments to make future payments under contract as of September 30, 2013.

	Payments due by period
	Less than 1 year	1 – 3 Years	3 – 5 years	More than 5 years	Total
	(In thousands)
Contractual obligations:
Operating lease obligations	$377	$583	$263	$0	$1,223
Advances from the FHLB	6,441	27,202	25,155	679	59,477
Repurchase agreements	6,931	0	0	0	6,931
Certificates of deposit	178,642	95,644	14,768	33	289,087
Subordinated debentures (1)	0	0	0	5,000	5,000
Ohio equity funds for housing	99	191	157	0	447
Deferred Compensation	223	440	419	936	2,018
Amount of commitments expiring per period:
Commitments to originate loans:
Revolving open-end lines secured by 1-4 residential properties	$36,170	$0	$0	$0	$36,170
Commercial and industrial loans	76,329	0	0	0	76,329
One- to four-family construction loan	6,624	0	0	0	6,624
Commercial real estate, other construction loan and land development	17,709	0	0	0	17,709
All other unused commitments	20,901	0	0	0	20,901
Letters of credit	1,629	0	0	0	1,629

Total contractual obligations	$352,075	$124,060	$40,762	$6,648	$523,545

(1)	The subordinated debentures are redeemable at Camco’s option. The debentures mature on September 15, 2037.

We anticipate that we will have sufficient funds available to meet our current loan commitments. Based upon historical deposit flow data, the Bank’s competitive pricing in its market and management’s experience, we believe that a significant portion of our “core” maturing certificates of deposit in 2013 will remain with the Bank, but recognize the significance of the risks discussed above. Additionally, as of September 30, 2013, the Bank had approximately $108.9 million of liquid assets which is 14.3% of total assets. Our current policy requires 5% of liquid assets to total assets, which calculated to excess liquidity of $70.9 million or 9.3% at September 30, 2013.

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

In September, 2013, for cash flow purposes, Camco applied and was approved for a line of credit with Advantage Bank. The line of credit by the Bank was secured by a bank owned life insurance policy, less taxes, with a market value equal to 120% of the amount of the loan of $225,700.

Camco and Advantage are required to maintain minimum regulatory capital pursuant to federal regulations and the 2012 Consent Order. The following tables present certain information regarding compliance by Camco and Advantage with applicable regulatory capital requirements at September 30, 2013:

	Actual		For capital Adequacy purposes				To be “well- capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
Total capital to risk-weighted assets:
Camco Financial Corporation	$75,199	13.13%	>$	45,805	>	8.0%	>$	57,256	10%
Advantage Bank	$73,918	12.91%	>$	45,788	>	8.0%	>$	57,235	10%
Tier I capital to risk-weighted assets:
Camco Financial Corporation	$68,014	11.88%	>$	22,902	>	4.0%	>$	34,353	6.0%
Advantage Bank	$66,733	11.66%	>$	22,894	>	4.0%	>$	34,341	6.0%
Tier I leverage to average assets:
Camco Financial Corporation	$68,014	9.04%	>$	30,106	>	4.0%	>$	37,632	5.0%
Advantage Bank	$66,733	8.88%	>$	30,069	>	4.0%	>$	37,586	5.0%

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Camco’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Camco’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Camco’s disclosure controls and procedures were effective as of September 30, 2013. During the quarter ended September 30, 2013, there were no changes in Camco’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Camco’s internal controls over financial reporting.

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

There are no material changes from the risk factors previously disclosed in the Corporation’s Form 10-K for the year ended December 31, 2012, other than the addition of the following:

Risks Relating to the Proposed Merger with Huntington

The pendency of our agreement to be acquired by Huntington could have a negative impact on our business.

On October 9, 2013, we entered into the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, Camco will merge with and into Huntington, and Huntington will be the surviving corporation. The announcement and pendency of the merger with Huntington may have a negative impact on our business, financial results and operations or disrupt our business by:

•	intensifying existing litigation or increasing new legal claims from purported shareholders challenging the Merger Agreement;

•	intensifying competition as our competitors may seek opportunities related to our pending merger;

•	affecting our relationships with our customers, vendors and employees;

•	limiting certain of our business operations prior to completion of the merger which may prevent us from pursuing certain opportunities without Huntington’s approval;

•	causing us to forego certain opportunities we might otherwise pursue absent the Merger Agreement;

•

impairing our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles and relationships with Huntington following the completion of the merger; and

•	creating distractions from our strategy and day-to-day operations for our employees and management and a strain on resources.

The failure to complete the merger with Huntington could negatively impact our business.

There is no assurance that the merger with Huntington or any other transaction will occur or that the conditions to the merger will be satisfied in a timely manner or at all. Further, there is no assurance that any event, change or other circumstances that could give rise to the termination of the Merger Agreement will not occur. If the proposed merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. Certain costs associated with the merger are already incurred or may be payable even if the merger is not completed. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit 2(i)	Agreement and Plan of Merger	Incorporated by reference to Camco’s
	With Huntington Bancshares	Current Report on Form 8-K filed on
	Incorporated	October 11, 2013, Film No. 131148597, Exhibit 2

Exhibit 3(i)	Restated Certificate of	Incorporated by reference to Camco’s
	Incorporation of Camco Financial	Annual Report on Form 10-K for the fiscal
	Corporation, as amended	year ended December 31, 2003, Film no. 04668873, Exhibit 3(i)

Exhibit 3(ii)	2003 Amended and Restated	Incorporated by reference to Camco’s
	By-Laws of Camco Financial	Annual Report on Form 10-K for the
	Corporation	fiscal year ended December 31, 2006, Film no.
07695291, Exhibit 3(ii)

Exhibit 3(iii)	Certificate of Amendment of	Incorporated by reference to Camco’s
	Certificate of Incorporation	Annual Report on Form 10-K for the
Year ended December 31, 2012, Film no.
13702221, Exhibit 3(iii).
Exhibit 31(i)	Section 302 certification by
Chief Executive Officer

Exhibit 31(ii)	Section 302 certification by
Chief Financial Officer

Exhibit 32(i)	Section 1350 certification by
Chief Executive Officer

Exhibit 32(ii)	Section 1350 certification by
Chief Financial Officer

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Link base Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Link base Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Link base Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Link base Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2013	By:	/s/ James E. Huston
James E. Huston
Chief Executive Officer

Date: November 8, 2013	By:	/s/ John E. Kirksey
John E. Kirksey
Chief Financial Officer